Form 10-Q
period 1999-09-30
INTERNAP NETWORK SERVICES CORP/WA
filed 1999-11-15
CIK 1056386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-27265

                            ------------------------

                     INTERNAP NETWORK SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

              WASHINGTON                                    91-1896926
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

                          601 UNION STREET, SUITE 1000
                           SEATTLE, WASHINGTON 98101
                    (Address of principal executive offices)

                                 (206) 441-8800
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 65,792,882 shares of common stock, no par value, outstanding as of November 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     INTERNAP NETWORK SERVICES CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                 --------
PART I    CONDENSED FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements

                   Condensed Balance Sheets
                     September 30, 1999 and December 31, 1998..................      3

                   Condensed Statements of Operations
                     Three and nine months ended September 30, 1999 and 1998...      4

                   Condensed Statements of Cash Flows
                     Nine months ended September 30, 1999 and 1998.............      5

                   Condensed Statement of Shareholders' Equity (Deficit)
                     Nine months ended September 30, 1999......................      6

                   Notes to Condensed Financial Statements.....................      7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     13

          Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk......................................................     19

PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds...................     31

          Item 4.  Submissions of Matters to a Vote of Security Holders........     31

          Item 6.  Exhibits and Reports on Form 8-K............................     31

          Signatures...........................................................     32

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                     INTERNAP NETWORK SERVICES CORPORATION

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $     827       $    275
  Accounts receivable, net of allowance of $135 and $65,
    respectively............................................        2,609            766
  Stock subscription receivable.............................      176,700
  Prepaid expenses..........................................          250            280
                                                                ---------       --------
    Total current assets....................................      180,386          1,321
  Property and equipment, net...............................       19,784          5,828
  Restricted cash...........................................        1,677
  Patents and trademarks, net...............................          123             48
  Deposits and other assets, net............................          963            290
                                                                ---------       --------
    Total assets............................................    $ 202,933       $  7,487
                                                                =========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $   5,674       $  2,603
  Accrued liabilities.......................................        1,278            713
  Deferred revenues.........................................            9            284
  Line of credit............................................        1,525            650
  Note payable, current portion.............................          482
  Capital lease obligations, current portion................        4,563          1,331
                                                                ---------       --------
    Total current liabilities...............................       13,531          5,581
  Note payable, less current portion........................        1,269
  Capital lease obligations, less current portion...........        8,002          2,342
                                                                ---------       --------
    Total liabilities.......................................       22,802          7,923
                                                                ---------       --------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $0.001 par value, authorized 50,070
    shares; 49,477 and 19,645 shares issued and outstanding,
    respectively; aggregate liquidation preference of
    $40,588 and $8,466, respectively........................           50             20
  Common stock, $0.001 par value, 300,000 shares authorized;
    13,816 and 3,336 shares issued and outstanding,
    respectively............................................           14              3
  Additional paid-in capital................................      242,091          9,576
  Deferred stock compensation...............................      (20,505)          (494)
  Accumulated deficit.......................................      (41,519)        (9,541)
                                                                ---------       --------
    Total shareholders' equity (deficit)....................      180,131           (436)
                                                                ---------       --------
    Total liabilities and shareholders' equity (deficit)....    $ 202,933       $  7,487
                                                                =========       ========

    The accompanying notes are an integral part of these condensed financial statements

                     INTERNAP NETWORK SERVICES CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   --------------------
                                                       1999        1998       1999        1998
                                                     ---------   --------   ---------   --------
Revenues...........................................  $   3,613   $    472   $   7,022   $  1,203
                                                     ---------   --------   ---------   --------
Costs and expenses:
  Cost of network and customer support.............      8,428        797      16,335      1,791
  Product development..............................      1,053        187       2,448        505
  Sales and marketing..............................      4,691        715      10,560      1,067
  General and administrative.......................      2,216        487       5,121      1,081
  Amortization of deferred stock compensation......      2,505        110       4,292        129
                                                     ---------   --------   ---------   --------
    Total costs and expenses.......................     18,893      2,296      38,756      4,573
                                                     ---------   --------   ---------   --------
Loss from operations...............................    (15,280)    (1,824)    (31,734)    (3,370)
Other income (expense):
  Interest income..................................         93         38         543        159
  Interest and financing expense...................       (640)       (27)       (787)       (63)
                                                     ---------   --------   ---------   --------
    Net loss.......................................  $ (15,827)  $ (1,813)  $ (31,978)  $ (3,274)
                                                     =========   ========   =========   ========
Basic and diluted net loss per share...............  $   (3.84)  $  (0.54)  $   (8.77)  $  (0.98)
                                                     =========   ========   =========   ========
Weighted average shares used in computing basic and
  diluted net loss per share.......................      4,123      3,337       3,646      3,336
                                                     =========   ========   =========   ========
Pro forma basic and diluted net loss per
  share(A).........................................  $   (0.30)             $   (0.64)
                                                     =========              =========
Weighted average shares used in computing pro forma
  basic and diluted net loss per share.............     53,595                 49,953
                                                     =========              =========

------------------------

(A) Assumes shares of the Company's convertible preferred stock outstanding prior to the initial public offering have been converted into common stock as of the date of issuance.

    The accompanying notes are an integral part of these condensed financial statements

                     INTERNAP NETWORK SERVICES CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (31,978)  $ (3,274)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      2,854        457
    Non-cash interest and financing expense.................        549          4
    Provision for doubtful accounts.........................         88        123
    Amortization of deferred stock compensation.............      4,292        129
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (1,931)      (208)
    Prepaid expenses and other assets.......................       (705)      (217)
    Accounts payable........................................      3,014       (189)
    Deferred revenues.......................................       (275)       (72)
    Accrued liabilities.....................................        565        206
                                                              ---------   --------
      Net cash used in operating activities.................    (23,527)    (3,041)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (7,030)      (679)
  Purchase of short-term investments........................     (9,995)
  Redemption of short-term investments......................      9,995
  Payments for patents and trademarks.......................        (86)
                                                              ---------   --------
      Net cash used in investing activities.................     (7,116)      (679)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loan............................      1,100
  Repayment of shareholder loan.............................     (1,100)
  Proceeds from notes payable...............................      1,766
  Principal payments on notes payable.......................        (15)       (34)
  Net increase in line of credit............................        875        250
  Payments on capital lease obligations.....................     (1,642)      (303)
  Proceeds from equipment leaseback financing...............        428
  Restricted cash related to obtaining lease line...........     (1,677)
  Proceeds from exercise of warrants to purchase preferred
    stock...................................................        121
  Proceeds from exercise of stock options...................         71
  Proceeds from sales of equity.............................     32,000      1,378
  Cost of proceeds from sales of equity.....................       (732)
                                                              ---------   --------
      Net cash provided by financing activities.............     31,195      1,291
                                                              ---------   --------
  Net increase (decrease) in cash and cash equivalents......        552     (2,429)
  Cash and cash equivalents at beginning of period..........        275      4,770
                                                              ---------   --------
  Cash and cash equivalents at end of period................  $     827   $  2,341
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $     238   $     58
                                                              =========   ========
  Purchase of property and equipment financed with capital
    leases..................................................  $  10,105   $  1,425
                                                              =========   ========
  Purchase of property and equipment included in accounts
    payable.................................................  $   1,153
                                                              =========
  Subscription receivable on sale of equity.................  $ 176,700
                                                              =========
  Cost of proceeds included in accounts payable.............  $     442
                                                              =========
  Value ascribed to warrants................................  $     536   $     54
                                                              =========   ========

    The accompanying notes are an integral part of these condensed financial statements

                     INTERNAP NETWORK SERVICES CORPORATION

             CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                           (UNAUDITED, IN THOUSANDS)

                            PREFERRED STOCK        COMMON STOCK
                          -------------------   -------------------                       DEFERRED
                                       PAR                   PAR        ADDITIONAL         STOCK       ACCUMULATED
                           SHARES     VALUE      SHARES     VALUE     PAID-IN CAPITAL   COMPENSATION     DEFICIT       TOTAL
                          --------   --------   --------   --------   ---------------   ------------   -----------   ---------
Balances, December 31,
  1998..................   19,645      $ 20       3,336      $  3        $   9,576        $    (494)    $  (9,541)   $    (436)
Issuances of Series C
  preferred stock, net
  of issuance costs of
  $90...................   29,630        30                                 31,880                                      31,910
Issuance of common
  stock, net of
  underwriter's
  commissions of
  $13,300...............                          9,500        10          176,690                                     176,700
Costs of issuance of
  common stock..........                                                    (1,084)                                     (1,084)
Exercise of warrants to
  purchase Series B
  preferred stock.......      202                                              120                                         120
Exercise of employee
  stock options.........                            980         1               70                                          71
Deferred compensation
  related to grants of
  stock options.........                                                    24,303          (24,303)
Amortization of deferred
  stock compensation....                                                                      4,292                      4,292
Value ascribed to
  warrants issued in
  connection with
  standby credit
  facility..............                                                       536                                         536
Net loss................                                                                                  (31,978)     (31,978)
                          -------      ----      ------      ----        ---------        ---------     ---------    ---------
Balances, September 30,
  1999..................   49,477      $ 50      13,816      $ 14        $ 242,091        $ (20,505)    $ (41,519)   $ 180,131
                          =======      ====      ======      ====        =========        =========     =========    =========

    The accompanying notes are an integral part of these condensed financial statements

                     INTERNAP NETWORK SERVICES CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The unaudited condensed financial statements have been prepared by InterNAP Network Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 1999, its operating results for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date. These condensed financial statements and the related notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-84035) filed with the Securities and Exchange Commission.

    The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include depreciation of property and equipment, income tax liabilities, the valuation allowance against the deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, and the line of credit. The carrying value of the Company's short-term financial instruments approximate fair value due to their relatively short maturities. The carrying value of the Company's long-term financial instruments approximate fair value based upon interest rates currently available to the Company for issuance of similar debt with similar terms and maturities.

    NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, warrants to purchase convertible preferred stock, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted pro forma net loss per share, as presented in the statements of operations, has been computed as described above and

                     INTERNAP NETWORK SERVICES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. Basic and diluted net loss per share for the three months and nine months ended September 30, 1999 and 1998, and the pro forma basic and diluted net loss per share for the three months and nine months ended September 30, 1999, are calculated as follows (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                    ---------------------   --------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   --------
                                                         (UNAUDITED)            (UNAUDITED)
Net loss..........................................  $ (15,827)  $  (1,813)  $ (31,978)  $ (3,274)
                                                    =========   =========   =========   ========
Basic and diluted:
  Weighted-average shares used in computing basic
    and diluted net loss per share................      4,123       3,337       3,646      3,336
                                                    =========   =========   =========   ========
Basic and diluted net loss per share..............  $   (3.84)  $   (0.54)  $   (8.77)  $  (0.98)
                                                    =========   =========   =========   ========
Pro forma:
  Net loss........................................  $ (15,827)              $ (31,978)
                                                    =========               =========
  Shares used above...............................      4,123                   3,646
  Pro forma adjustment to reflect weighted effect
    of assumed conversion of convertible preferred
    stock.........................................     49,472                  46,307
                                                    ---------               ---------
  Weighted average shares used in computing pro
    forma basic and diluted net loss per common
    share.........................................     53,595                  49,953
                                                    =========               =========
  Pro forma basic and diluted net loss per common
    share.........................................  $   (0.30)              $   (0.64)
                                                    =========               =========
Antidilutive securities not included in diluted
  net loss per share calculation:
  Convertible preferred stock.....................     49,477      19,529      49,477     19,529
  Options to purchase common stock................      7,600       1,916       7,600      1,916
  Warrants to purchase Series B preferred stock...        693         902         693        902
  Unvested shares of common stock subject to
    repurchase....................................        113          --         113         --
                                                    ---------   ---------   ---------   --------
                                                       57,883      22,347      57,883     22,347
                                                    =========   =========   =========   ========

                     INTERNAP NETWORK SERVICES CORPORATION

3. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Network equipment...........................................    $  2,843         $ 1,150
Network equipment under capital lease.......................      13,914           4,465
Furniture, equipment and software...........................       4,432             424
Furniture, equipment and software under capital lease.......         948             142
Leasehold improvements......................................       1,514             688
                                                                --------         -------
                                                                  23,651           6,869
Less: Accumulated depreciation and amortization ($2,845 and
  $952 related to capital leases at September 30, 1999 and
  December 31, 1998, respectively)..........................      (3,867)         (1,041)
                                                                --------         -------
Property and equipment, net.................................    $ 19,784         $ 5,828
                                                                ========         =======

4. ACCRUED LIABILITIES:

    Accrued liabilities consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Compensation payable........................................     $   872          $ 567
Taxes payable...............................................          36             95
Other.......................................................         370             51
                                                                 -------          -----
                                                                 $ 1,278          $ 713
                                                                 =======          =====

5. FINANCING ARRANGEMENTS:

    In January 1999, the Company borrowed $1,100,000 from two existing shareholders as a bridge loan until the completion of the Series C financing. Interest on these notes was at prime plus 2% and these notes were repaid in full, plus accrued interest, during February 1999.

    During July 1999, the Company amended its existing line of credit and established a new line of credit (the "New Line") with the same financial institution. The New Line allows the Company to borrow up to $3,000,000, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The New Line requires monthly payments of interest only at prime plus 1% (9.25% at September 30, 1999) and matures on June 30, 2000. Events of default for the New Line include failure to maintain certain financial covenants or a material adverse change in the financial position of the Company. A material adverse change is defined as a material impairment in the perfection or priority of the bank's collateral or a material impairment of the prospect of repayment of the New Line. The Company borrowed an additional $900,000 on the New Line during July 1999.

                     INTERNAP NETWORK SERVICES CORPORATION

5. FINANCING ARRANGEMENTS: (CONTINUED)

    During August 1999, the Company entered into an equipment financing arrangement with a finance company which allows for borrowings of up to $5,000,000 for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3,500,000 for equipment costs and $1,500,000 for the acquisition of software and other P-NAP and facility costs. Loans under the $3,500,000 sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.47% plus an index rate based on the yield of 4-year U.S. Treasury Notes (13.56% at September 30, 1999). Loans under the $1,500,000 sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.45% plus an index rate based on the yield of 3-year U.S. Treasury Notes (13.38% at September 30, 1999). Borrowings under each sublimit must be made prior to May 1, 2000. During August and September 1999, the Company borrowed approximately $1,765,000 pursuant to this arrangement. Amounts borrowed are collateralized by the property and equipment purchased and require monthly payments of principle and interest.

    On September 23, 1999, the Company signed a standby loan facility agreement with seven shareholders that matured upon closing of the Company's initial public offering. This facility allowed the Company to draw up to $10,000,000 prior to the earlier of maturity or December 31, 1999 and would bear interest at prime plus 2% with principal and interest due on the earlier of six months from the first draw or maturity. The Company did not draw any amounts on the standby credit facility prior to maturity. In connection with the standby credit facility, the Company issued warrants to purchase 100,000 shares of common stock with exercise prices of $20.00 per share. The estimated fair value ascribed to the warrants was $536,000 based upon the Black-Scholes option pricing model, and has been reflected as a financing expense for the three and nine months ended September 30, 1999.

6. COMMITMENTS AND CONTINGENCIES:

    During 1999, the Company entered into various operating lease agreements which increased the total payments that will be paid on non-cancelable leases over the next five years from approximately $4,095,000 as of December 31, 1998, to approximately $16,000,000 as of September 30, 1999.

    During September and October 1999, the Company entered into contracts with backbone service providers to provide interconnection services. The contracts provide for volume pricing based on minimum monthly payments aggregating approximately $26,000,000 through 2002.

7. SHAREHOLDERS' EQUITY:

    In February 1999, the Company sold 29,629,630 shares of Series C preferred stock at a price of $1.08 per share, resulting in gross proceeds of approximately $32,000,000, prior to deducting issuance costs.

    During July 1999, the Board of Directors increased the number of authorized shares of common stock to 300,000,000 shares.

    On September 29, 1999, the Company sold 9,500,000 shares of its common stock in an initial public offering at a price of $20.00 per share. As the actual closing date of the offering was on October 4, 1999, the Company recorded a stock subscription receivable of $176,700,000 at September 30, 1999, net of underwriter's commissions of $13,300,000. On October 1, 1999, the underwriters exercised their overallotment option, resulting in the sale of an additional 1,425,000 shares of common stock at $20.00 per share for total proceeds of $26,505,000, net of underwriters'

                     INTERNAP NETWORK SERVICES CORPORATION

7. SHAREHOLDERS' EQUITY: (CONTINUED)

commissions of $1,995,000. Upon the closing of the Company's initial public offering, the authorized shares of common stock were increased to 500,000,000 shares. Additionally, upon the closing of the Company's initial public offering, all shares of preferred stock outstanding converted into 49,476,525 shares of common stock and the authorized shares of preferred stock were decreased to 10,000,000 shares.

    Concurrent with the closing of its initial public offering, the Company sold 1,075,269 shares of common stock to Inktomi Corporation for $18.60 per share, resulting in proceeds of $19,000,000, net of a private placement fee of $1,000,000. In conjunction with this investment, the Company issued a warrant to purchase 537,634 shares of common stock at an exercise price of $27.90 per share. The warrant has a two-year term and includes demand and piggyback registration rights. The agreement also prohibits Inktomi from acquiring additional shares of the Company's common stock for a period of two years. In addition, the Company intends to complete a joint technical and marketing agreement with Inktomi.

8. STOCK OPTION PLANS:

    During June 1999, the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the issuance of incentive stock options ("ISOs") and nonqualified stock options to eligible individuals responsible for the management, growth and financial success of the Company. As of September 30, 1999, 6,500,000 shares of common stock have been reserved for the 1999 Plan. The terms of the 1999 Plan are the same as the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan") with respect to ISO treatment and vesting. During the nine months ended September 30, 1999, the Company granted an additional 1,468,500 incentive stock options under the 1998 Plan and 3,577,500 incentive stock options under the 1999 Plan. During the nine months ended September 30, 1999, the Company granted an aggregate of 4,928,039 stock options, net of cancellations, with exercise prices below the deemed fair value of the Company's common stock, recorded approximately $24,303,000 of deferred stock compensation related to such options, and amortized approximately $4,292,000 to expense. The weighted average exercise price per share of the options to purchase common stock was $3.25, and the weighted average fair value per share was $8.19 during 1999. As of September 30, 1999, 3,805,800 and 3,557,500 options were outstanding under the 1998 Plan and 1999 Plan, respectively, net of exercises and cancellations.

    During July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, 240,000 fully vested options were granted to existing directors on the effective date of the Company's initial public offering with an exercise price of $20.00 per share. Subsequent to the Company's initial public offering, initial grants, which are fully vested as of the date of the grant, of 40,000 shares of the Company's common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of the Company's annual shareholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 10,000 shares, provided such person has been a non-employee director of the Company for at least the prior six months. The options are

                     INTERNAP NETWORK SERVICES CORPORATION

8. STOCK OPTION PLANS: (CONTINUED)

exercisable as long as the non-employee director continues to serve as a director, employee or consultant of the Company or any of its affiliates.

    During July 1999, the Company adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP allows all full-time and certain part-time employees to participate by purchasing the Company's common stock using a uniform percentage of compensation at a discount allowed under guidelines issued by the Internal Revenue Service. A total of 1,500,000 shares of the Company's common stock has been reserved for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP will automatically be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 1,500,000 shares.

                     INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and the words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

OVERVIEW

    We are a leading provider of fast, reliable and centrally managed Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our P-NAP facilities have their data optimally routed to and from destinations on the Internet in a manner that minimizes the use of congested public network access points and private peering points. This optimal routing of data traffic over the multiplicity of networks that comprise the Internet enables higher transmission speeds, lower instances of packet loss and greater quality of service.

    After we decide to open a new P-NAP facility, we enter into a deployment phase which typically lasts four to six months, during which time we execute the required steps to make the P-NAP facility commercially ready for service. Among other things, this usually entails obtaining co-location space to locate our equipment, entering into agreements with backbone providers, obtaining local loop connections from local telecommunications providers, building P-NAP facilities and initiating pre-sales and marketing activities. Consequently, we usually incur a significant amount of upfront costs related to making a P-NAP facility commercially ready for service prior to generating revenues. Therefore, our results of operations will be negatively affected during times of P-NAP facility deployment. As of September 30, 1999, we had a total of nine P-NAP facilities deployed in the Atlanta, Boston, Chicago, Los Angeles, New York, Philadelphia, San Jose, Seattle and Washington, D.C. metropolitan areas, as compared to two P-NAP facilities deployed as of September 30, 1998.

    During the year ended December 31, 1998 and the nine months ended
September 30, 1999, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price. Such amount is included as a component of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. We recorded amortization of deferred stock compensation in the amount of $4.2 million for the nine months ended September 30, 1999. At September 30, 1999, we had a total of $20.5 million remaining to be amortized over the corresponding vesting periods of the stock options.

                     INTERNAP NETWORK SERVICES CORPORATION

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

                                                                  THREE MONTHS            NINE MONTHS
                                                                     ENDED                   ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                              --------------------    --------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
Revenues....................................................     100%        100%        100%        100%
                                                                ----        ----        ----        ----
Costs and expenses:
  Cost of network and customer support......................     233         169         233         149
  Product development.......................................      29          40          35          42
  Sales and marketing.......................................     130         151         150          89
  General and administrative................................      61         103          73          90
  Amortization of deferred stock compensation...............      69          23          61          11
                                                                ----        ----        ----        ----
    Total costs and expenses................................     522         486         552         381
                                                                ----        ----        ----        ----
  Loss from operations......................................    (422)       (386)       (452)       (281)
Other income (expense):
  Interest income...........................................       3           8           8          13
  Interest and financing expense............................     (18)         (5)        (11)         (5)
                                                                ----        ----        ----        ----
  Net loss..................................................    (437)%      (383)%      (455)%      (273)%
                                                                ====        ====        ====        ====

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    REVENUES. Revenues increased 483% from $1.2 million for the nine-month period ended September 30, 1998, to $7.0 million for the nine-month period ended September 30, 1999. This increase of $5.8 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at our existing P-NAP facilities and the deployment of additional P-NAP facilities during 1999 and the second half of 1998.

    COSTS OF NETWORK AND CUSTOMER SUPPORT. Costs of network and customer support increased 806% from $1.8 million for the nine-month period ended September 30, 1998 to $16.3 million for the nine-month period ended
September 30, 1999. This increase of $14.5 million was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each P-NAP facility and to a lesser extent, additional compensation costs, and depreciation expense related to the equipment at newly deployed P-NAP facilities. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed P-NAP facilities because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    PRODUCT DEVELOPMENT. Product development costs increased 376% from $505,000 for the nine-month period ended September 30, 1998, to $2.4 million for the nine-month period ended September 30, 1999. This increase of $1.9 million was primarily due to compensation costs and outside consulting fees. We expect product development costs to increase in absolute dollars for the foreseeable future.

    SALES AND MARKETING. Sales and marketing costs increased 864% from $1.1 million for the nine-month period ended September 30, 1998, to $10.6 million for the nine-month period ended

                     INTERNAP NETWORK SERVICES CORPORATION

September 30, 1999. This increase of $9.5 million was primarily due to compensation costs and to a lesser extent, facility costs related to the addition of sales offices. As part of our expanded sales and marketing activities, we hired a vice president of sales and marketing during the second quarter of 1998 and additional sales personnel during the second half of 1998 and the first nine months of 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased 364% from $1.1 million for the nine-months ended September 30, 1998, to $5.1 million for the nine-months ended September 30, 1999. This increase of $4.0 million was primarily due to compensation costs, professional services costs and increased depreciation and amortization costs due to the addition of corporate office space during the third quarter of 1998 and third quarter of 1999. We expect general and administrative costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    OTHER INCOME (EXPENSE). Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income (expense), net, decreased 351% from $96,000 of other income for the nine-month period ended September 30, 1998 to $244,000 of other expense for the nine-month period ended September 30, 1999. This decrease of $340,000 was primarily due to interest income earned on the proceeds from the Series C preferred stock financing, offset by increased interest expense on capital lease obligations and a one-time charge to interest expense of $536,000 related to the warrants issued in conjunction with our standby credit facility.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    REVENUES. Revenues increased 663% from $472,000 for the three-month period ended September 30, 1998 to $3.6 million for the three-month period ended September 30, 1999. This increase of $3.1 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at our existing P-NAP facilities and the deployment of additional P-NAP facilities during 1999 and the second half of 1998.

    COSTS OF NETWORK AND CUSTOMER SUPPORT. Costs of network and customer support increased 954% from $797,000 for the three-month period ended
September 30, 1998 to $8.4 million for the three-month period ended
September 30, 1999. This increase of $7.6 million was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each P-NAP facility and, to a lesser extent, depreciation expense related to the equipment at newly deployed P-NAP facilities and additional compensation costs. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed P-NAP facilities because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    PRODUCT DEVELOPMENT. Product development costs increased 488% from $187,000 for the three-month period ended September 30, 1998, to $1.1 million for the three-month period ended September 30, 1999. This increase of $913,000 was primarily due to compensation costs and outside consulting fees. We expect product development costs to increase in absolute dollars for the foreseeable future.

    SALES AND MARKETING. Sales and marketing costs increased 559% from $715,000 for the three-month period ended September 30, 1998 to $4.7 million for the three-month period ended September 30, 1999. This increase of $4.0 million was primarily due to compensation costs and, to a lesser extent, facility costs related to the addition of sales offices. As part of our expanded sales and marketing activities, we hired a vice president of sales and marketing during the second quarter of 1998 and additional sales personnel during the second half of 1998 and the first nine months of 1999.

                     INTERNAP NETWORK SERVICES CORPORATION

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased 349% from $487,000 for the three-months ended September 30, 1998, to $2.2 million for the three-months ended September 30, 1999. This increase of $1.7 million was primarily due to compensation costs, professional services costs, and increased depreciation and amortization costs due to the addition of corporate office space during the third quarter of 1998. We expect general and administrative costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    OTHER INCOME (EXPENSE). Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income (expense), net, decreased 5,073% from $11,000 of other income for the three-month period ended September 30, 1998 to $547,000 of other expense for the three-month period ended September 30, 1999. This decrease of $558,000 was primarily due to interest income earned on the proceeds from the Series C preferred stock financing, offset by increased interest expense on capital lease obligations and a one-time charge to interest expense of $536,000 related to the warrants issued in conjunction with our standby credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception through September 1999, we financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. We raised an aggregate of $40.7 million, net of offering expenses, through the sale of our equity securities prior to our initial public offering.

    In September 1999, we sold 9,500,000 shares of our common stock at an initial public offering price of $20.00 per share and, at September 30, 1999, recorded a stock subscription receivable of $176.7 million, net of underwriters' commissions and discounts of $13.3 million. During October 1999, in connection with our initial public offering, the underwriters exercised their overallotment option, resulting in the sale of an additional 1,425,000 shares of our common stock at $20.00 per share for total proceeds of $26.5 million, net of underwriters' commissions and discounts of $2.0 million. Upon the closing of our initial public offering, all shares of outstanding preferred stock converted into 49,476,525 shares of common stock.

    Concurrent with the closing of our initial public offering on October 4, 1999, we sold 1,075,269 shares of common stock to Inktomi Corporation for $18.60 per share, resulting in proceeds of $19.0 million net of a private placement fee of $1.0 million. In conjunction with this investment, we issued a warrant to purchase 537,634 shares of our common stock at an exercise price of $27.90 per share. The warrant has a two-year term and includes demand and piggyback registration rights. The agreement also prohibits Inktomi from acquiring additional shares of our common stock for a period of two years. In addition, we intend to complete a joint technical and marketing agreement with Inktomi.

    At September 30, 1999, we had cash and cash equivalents of $827,000. We have a revolving line of credit with Silicon Valley Bank under which we are allowed to borrow up to $3.0 million, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The line of credit requires monthly payments of interest only at prime plus 1%, 9.25% as of September 30, 1999, and matures on September 30, 2000. At September 30, 1999, we had drawn $1.5 million on the line of credit.

    On August 23, 1999, we entered into an equipment financing arrangement with Finova Capital Corporation allowing us to borrow up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software and other P-NAP and facility costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.47% plus an index rate based on the yield of 4-year U.S. Treasury Notes, 13.56% at September 30, 1999. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.45% plus an index rate

                     INTERNAP NETWORK SERVICES CORPORATION

based on the yield of 3-year U.S. Treasury Notes, 13.38% at September 30, 1999. Borrowings under each sublimit must be made prior to May 1, 2000. During
August 1999, we borrowed approximately $1.8 million pursuant to this arrangement.

    On September 23, 1999, we signed a standby loan facility agreement with seven shareholders, which matured upon the closing of our initial public offering. This facility allowed us to draw up to $10,000,000, prior to the earlier of maturity or December 31, 1999, and would bear interest at prime plus 2% with principal and interest due on the earlier of six months from the first draw or maturity. We did not draw any amounts on the standby credit facility prior to maturity. In connection with the standby credit facility, we issued warrants to purchase 100,000 shares of common stock with exercise prices of $20.00 per share. The estimated fair value ascribed to the warrants was $536,000 based upon the Black-Scholes option pricing model and we recorded this amount as a financing expense for the three and nine months ended September 30, 1999.

    Net cash used in operations was $23.5 million for the nine months ended September 30, 1999. Net cash used in operations was $3.0 million for the nine months ended September 30, 1998. Net cash used in operations for the nine months ended September 30, 1999 was primarily due to funding our operating losses and increases in accounts receivable and prepaid expenses, partially offset by non-cash charges and an increase in accounts payable.

    Net cash used in investing activities was $7.1 million for the nine months ended September 30, 1999 and $679,000 for the nine months ended September 30, 1998. Net cash used in investing activities in each period reflects increased purchases of property and equipment not financed by capital leases. Purchases of property and equipment related to P-NAP facility deployments were primarily financed by capital leases (these purchases and the related financings are excluded from the net cash used in investing and financing activities in the statement of cash flows because they are classified as non-cash transactions), and totaled $17.1 million ($10.1 million financed by capital leases) for the nine months ended September 30, 1999 and $2.1 million ($1.4 million financed by capital leases) for the nine months ended September 30, 1998. Additionally, for the nine month period ended September 30, 1999, $10.0 million was used to purchase short-term investments which were redeemed in the same period.

    Net cash provided from financing activities was $31.2 million for the nine months ended September 30, 1999, and $1.3 million for the nine months ended September 30, 1998. Net cash from financing activities primarily reflects proceeds from the private sales of our equity securities offset by the costs of those proceeds. Additionally, for the nine months ended September 30, 1999, we recorded a non-cash subscription receivable of $176.7 million related to our initial public offering.

    We expect to spend significant additional capital to recruit and train our customer installation team and the sales force and to build out the sales facilities related to newly deployed P-NAP facilities. In addition to P-NAP facility deployment, product development and the development of our internal systems and software will continue to require significant capital expenditures in the foreseeable future, as will the expansion of our marketing efforts. We expect to continue to expend significant amounts of capital on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

    We believe that the net proceeds from our initial public offering and the net proceeds from our private placement to Inktomi, together with our cash and cash equivalents, and funds available under the revolving and capital lease lines will be sufficient to satisfy our cash requirements for the next
12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on our then current shareholders. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms. Our management intends to invest

                     INTERNAP NETWORK SERVICES CORPORATION

cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

IMPACT OF YEAR 2000

    OVERVIEW. For many large, older companies that rely on mainframe-based computing technology, solving Year 2000 problems is an enormous, complex task, requiring significant resources and expense. InterNAP, however, was founded in late 1996, and although seasoned in terms of the history of the Internet, its technology is relatively recent in the context of the legacy systems which are at risk from year 2000 problems.

    Many of InterNAP's internal systems, including its billing system, Network Management System ("NMS") and Trouble Ticketing System ("TTS"), were developed internally, and were designed at inception to anticipate the date change. Accordingly, although InterNAP's conformity strategy involves assessing and testing internal systems, its primary focus centers on ascertaining and/or testing third party equipment, systems, and infrastructure for compliance and interoperability concerns.

    At the time InterNAP designed and deployed its unique network infrastructure, most selected hardware and software vendors were already aware of year 2000 issues and were designing their products with year 2000 issues in mind. Through careful vendor and product selection, InterNAP has attempted to limit its exposure to possible year 2000 problems. Nevertheless, InterNAP has very little, if any, control over the readiness of certain third parties upon whom it depends and will not in any event be responsible for the failures, noncompliance, lack of contingency plans, statements, claims, representations or warranties of any such third parties, which may include but are not limited to telecommunication access companies, equipment and software vendors or various infrastructure providers.

    GENERAL ASSESSMENT. InterNAP recognizes the potential for the year 2000 problem to affect network infrastructure, computers, software and other equipment that we use, operate or maintain. As a result, we have formalized our year 2000 compliance plan, to be implemented by a team of employees, led by our internal information technology staff, which is responsible for monitoring the assessment and remediation status of our year 2000 projects. Pursuant to our year 2000 compliance plan, the project team has compiled a listing of all mission-critical items, both internally developed and externally purchased, which might be impacted by the year 2000 problem. We are nearing completion of obtaining verification or validation from any independent third parties deemed mission-critical to our processes to assess and correct, if necessary, our year 2000 problems associated with these third parties

    ASSESSMENT OF INFORMATION TECHNOLOGY SYSTEMS. Beginning in 1998, we began assessing the ability of the software, information systems and technologies we developed ourselves or purchased from third parties to operate properly in the year 2000. We believe that these software, information systems and technologies are year 2000 compliant. We have completed a testing plan and verified compliance of or replaced required components identified through our testing process. In addition, we verified compliance of or replaced required components identified by third party suppliers. Furthermore, as we design, develop or purchase new components, we subject them to testing for year 2000 compliance and the ability to distinguish between various date formats.

    SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices may be affected by the year 2000 problem. We have contacted the third parties that we have identified as suppliers of mission-critical components and have replaced those items that were identified as non-year 2000 compliant by the supplier.

                     INTERNAP NETWORK SERVICES CORPORATION

    SUPPLIERS. As part of our year 2000 plan, we are in the final phases of confirming year 2000 readiness with our third-party suppliers. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, financial condition and results of operations.

    MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve the year 2000 problems that could significantly harm our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. We believe that the most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than our internal systems or our P-NAP facilities. These scenarios include possible infrastructure collapse, the failure of electricity supply and water and sewer service, financial, transportation and telecommunications disruptions, product shortages and the unavailability of other services. Any one of these scenarios could have a major and material effect on our ability to deliver services to our customers or on our customers' ability to pay for our services.

    CONTINGENCY PLANS. We have developed our contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans could include:

    - accelerated replacement of affected equipment or software;

    - short to medium-term use of backup equipment and software or other redundant systems;

    - increased work hours for our personnel or the hiring of additional information technology staff; and

    - the use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

    We have also developed our contingency plans to be implemented if the components, systems and services we have purchased or purchase from third-party suppliers experience year 2000 problems. However, we have limited or no control over the actions of these third parties, and there can be no assurance that these suppliers will resolve any or all year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk for the impact of interest rate changes and changes in the market value of our investments. Substantially all of our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of September 30, 1999, all of our cash equivalents mature within three months. As of September 30, 1999, we believe the reported amounts of cash equivalents and capital lease obligations to be reasonable approximations of their fair values.

                     INTERNAP NETWORK SERVICES CORPORATION

                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY

    We have incurred net losses in each quarterly and annual period since we began operations. We incurred a net loss of $1.6 million for the year ended December 31, 1997 and a net loss of $7.0 million for the year ended
December 31, 1998. Our net loss for the three months and the nine months ended September 30, 1999 was $15.8 million and $32.0 million, respectively. As of September 30, 1999, our accumulated deficit was $41.5 million. As a result of our expansion plans, we expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least 24 months, and we may never become profitable.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS

    The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We have only been in existence since 1996, and our services are only offered in limited regions. You should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure and connectivity markets.

NEGATIVE MOVEMENTS IN OUR QUARTERLY OPERATING RESULTS MAY DISAPPOINT ANALYSTS' EXPECTATIONS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE

    Should our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could suffer. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations.

    Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, you should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases in our quarterly revenues for the quarters ended March 31, 1998 through September 30, 1999 have varied between 13% and 74%, and total operating costs and expenses have fluctuated between 34% and 98%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry risks over which we have no control including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers and our ability to obtain local loop connections to our P-NAP facilities at favorable prices.

    Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or will make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional P-NAP facilities and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new P-NAP facilities before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

                     INTERNAP NETWORK SERVICES CORPORATION

IF WE ARE UNABLE TO MANAGE COMPLICATIONS THAT ARISE DURING DEPLOYMENT OF NEW P-NAP FACILITIES, WE MAY NOT SUCCEED IN OUR EXPANSION PLANS

    Any delay in the opening of new P-NAP facilities would significantly harm our plans to expand our business. In our effort to deploy new P-NAP facilities, we face various risks associated with significant construction projects, including identifying and locating P-NAP facility sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new P-NAP facility. The deployment of new P-NAP facilities, each of which takes approximately four to six months to complete, is a key element of our business strategy. In addition to our nine existing locations, we are planning to continue to deploy P-NAP facilities across a wide range of geographic regions. Although we do market research in a geographic area before deploying a P-NAP facility, we do not enter into service contracts with customers prior to building a new P-NAP facility.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE NEW P-NAP FACILITIES INTO OUR EXISTING NETWORK, WHICH COULD DISRUPT OUR SERVICE

    New P-NAP facilities, if completed, will result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from backbone providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if we do not institute adequate financial and managerial controls, reporting systems, and procedures with which to operate multiple facilities in geographically dispersed locations, our operations will be significantly harmed.

BECAUSE OUR REVENUES DEPEND HEAVILY ON A FEW SIGNIFICANT CUSTOMERS, A LOSS OF MORE THAN ONE OF THESE SIGNIFICANT CUSTOMERS COULD REDUCE OUR REVENUES

    We currently derive a substantial portion of our total revenues from a limited number of customers, and the revenues from these customers may not continue. For the year ended December 31, 1998, revenues from Go2Net represented 13.6% of our total revenues. For the year ended December 31, 1997, revenues from Starcom Service Corporation represented 20.8% of our total revenues and Go2Net represented 18.1% of our total revenues. Typically, the agreements with our customers are based on our standard terms and conditions of service and generally have terms ranging from one year to three years. Revenues from these customers or from other customers that have accounted for a significant portion of our revenues in past periods, individually or as a group, may not continue. If such revenues do continue, they may not reach or exceed historical levels in any future period. For example, in 1998 Starcom defaulted on its payments to us, subsequently filed for bankruptcy and is no longer a customer of ours. In addition, we may not succeed in diversifying our customer base in future periods. Accordingly, we may continue to derive a significant portion of our revenues from a relatively small number of customers. Further, we have had limited experience with the renewal of contracts by customers whose initial service contract terms have been completed and these customers may not renew their contracts with us.

                     INTERNAP NETWORK SERVICES CORPORATION

IF WE ARE UNABLE TO CONTINUE TO RECEIVE COST-EFFECTIVE SERVICE FROM OUR BACKBONE PROVIDERS, WE MAY NOT BE ABLE TO PROVIDE OUR INTERNET CONNECTIVITY SERVICES ON PROFITABLE TERMS AND THESE BACKBONE PROVIDERS MAY NOT CONTINUE TO PROVIDE SERVICE TO US

    In delivering our services, we rely on Internet backbones which are built and operated by others. In order to be able to provide optimal routing to our customers through our P-NAP facilities, we must purchase connections from several Internet backbone providers. We cannot assure you that these Internet backbone providers will continue to provide service to us on a cost-effective basis, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms.

    Currently, in each of our fully operational P-NAP facilities, we have connections to at least six of the following 10 backbone providers: Apex Global Information Systems (AGIS), AT&T, Cable & Wireless USA, Inc., GTE Internetworking, Inc., ICG Communications, Intermedia Communications Inc., PSINet, Inc., Sprint Internet Services, UUNET, an MCI WorldCom company, and Verio, Inc. In addition, we do not begin to operate a P-NAP facility until it is connected to at least two of the following four backbone providers: UUNET, Sprint, Cable & Wireless USA and GTE Internetworking. We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, we may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas in which we locate our P-NAP facilities.

COMPETITION FROM MORE ESTABLISHED COMPETITORS WHO HAVE GREATER REVENUES COULD DECREASE OUR MARKET SHARE

    The Internet connectivity services market is extremely competitive, and there are few substantial barriers to entry. We expect competition from existing competitors to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have several advantages over us as we seek to develop a greater market presence.

    Our competitors currently include backbone providers that provide us connectivity services, including AGIS, AT&T, Cable & Wireless USA, GTE Internetworking, ICG Communications, Intermedia, PSINet, Sprint, UUNET and Verio, regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers.

    In addition, if we are successful in implementing our international expansion, we expect to encounter additional competition from international Internet service providers as well as international telecommunications companies.

COMPETITION FROM NEW COMPETITORS COULD DECREASE OUR MARKET SHARE

    We also believe that new competitors will enter our market. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have announced plans to offer or expand, their network services. For example, GTE Internetworking, PSINet and Verio have expanded their Internet access products and services through acquisition. Further, the ability of some of

                     INTERNAP NETWORK SERVICES CORPORATION

these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

PRICING PRESSURE COULD DECREASE OUR MARKET SHARE

    Increased price competition or other competitive pressures could erode our market share. We currently charge, and expect to continue to charge, more for our Internet connectivity services than our competitors. For example, our current standard pricing is approximately 4% more than UUNET's current standard pricing and approximately 18% more than Sprint's current standard pricing. By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the Internet connectivity industry is likely to encounter consolidation in the future. Consolidation could result in increased pressure on us to decrease our prices.

A FAILURE IN OUR NETWORK OPERATIONS CENTER, P-NAP FACILITIES OR COMPUTER SYSTEMS WOULD CAUSE A SIGNIFICANT DISRUPTION IN THE PROVISION OF OUR INTERNET CONNECTIVITY SERVICES

    Although we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. Our business depends on the efficient and uninterrupted operation of our network operations center, our P-NAP facilities and our computer and communications hardware systems and infrastructure. We currently have one network operations center located in Seattle, and we have nine P-NAP facilities which are located in the Atlanta, Boston, Chicago, Los Angeles, New York, Philadelphia, San Jose, Seattle and Washington, D.C. metropolitan areas. If we experience a problem at our network operations center, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure and P-NAP facilities, any of which would seriously harm our business.

OUR BRAND IS NOT WELL-KNOWN, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR ABILITY TO COMPETE EFFECTIVELY

    To successfully execute our strategy, we must strengthen our brand awareness. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt. Many of our competitors have well-established brands associated with the provision of Internet connectivity services. To date, our market presence has been limited principally to the Atlanta, Boston, Chicago, Los Angeles, New York, Philadelphia, San Jose, Seattle and Washington D.C. metropolitan areas. To date, we have attracted our existing customers primarily through a relatively small sales force and word of mouth. In order to build our brand awareness, we intend to significantly increase our marketing efforts, which may not be successful, and we must continue to provide high quality services. As part of our brand building efforts, we expect to increase our marketing budget substantially as well as our

                     INTERNAP NETWORK SERVICES CORPORATION

marketing activities, including advertising, tradeshows, direct response programs and new P-NAP facility launch events. We may not succeed as planned.

BECAUSE ANY OF OUR KEY EMPLOYEES COULD TERMINATE HIS OR HER EMPLOYMENT AT WILL, WE MAY BE UNABLE TO RETAIN SUFFICIENT NUMBERS OF QUALIFIED PERSONNEL

    Our future performance depends to a significant degree upon the continued contributions of our executive management team and key technical personnel. The loss of any member of our executive management team or a key technical employee, such as our Chief Executive Officer, Anthony Naughtin, our Chief Technology Officer, Christopher Wheeler, or our Chief Financial Officer, Paul McBride, could significantly harm us. Any of our officers or employees can terminate his or her relationship with us at any time. To the extent that we are able to expand our operations and deploy additional P-NAP facilities, our workforce will be required to grow. Accordingly, our future success depends on our ability to attract, hire, train and retain a substantial number of highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

IF WE ARE NOT ABLE TO SUPPORT OUR RAPID GROWTH EFFECTIVELY, OUR EXPANSION PLANS MAY BE FRUSTRATED OR MAY FAIL

    Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996 we had one revenue generating P-NAP facility and nine employees compared to nine revenue generating P-NAP facilities and 294 full-time employees as of September 30, 1999. In addition, we had $44,000 in revenues for the period from May 1, 1996 to December 31, 1996 compared to $7.0 million in revenues for the nine months ended September 30, 1999. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. Our plans to rapidly deploy additional P-NAP facilities could place a significant strain on our management's time and resources.

BECAUSE WE HAVE NO EXPERIENCE OPERATING INTERNATIONALLY, OUR INTERNATIONAL EXPANSION MAY BE LIMITED.

    Although we currently operate in nine domestic metropolitan markets, a key component of our strategy is to expand into international markets. We have no experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, we face the following specific risks in our international business expansion plans:

    -- difficulties in establishing and maintaining relationships with foreign backbone providers and local vendors, including co-location and local loop providers; and

                     INTERNAP NETWORK SERVICES CORPORATION

    -- difficulties in locating, building and deploying P-NAP facilities in foreign countries and managing P-NAP facilities and network operations centers across disparate geographic areas.

    We may be unsuccessful in our efforts to address the risks associated with our currently proposed international operations and our international sales growth may therefore be limited.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE RIGHTS TO SOME OF OUR MOST VALUABLE ASSETS

    We believe that patents and other intellectual property rights are important to our business and our future success. We file patent applications to protect our technology, inventions and improvements to inventions that we consider important to our business. The United States Patent and Trademark Office, USPTO, has recently notified us that it has allowed the claims in our initial patent application. Additional claims that were included by amendment in that application are still pending. We cannot assure you that the USPTO will allow any additional claims under our patent application, or, if allowed, that any patent issued will provide significant proprietary protection or commercial advantage to us. It is possible that any patents that have been or may be issued to us could still be successfully challenged by third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Further, current and future competitors may independently develop similar technologies, duplicate our services and products or design around any patents that may be issued to us. In addition, effective patent protection may not be available in every country in which we intend to do business.

    In addition to patent protection, we believe the protection of our copyrightable materials, trademarks and trade secrets is important to our future success. We rely on a combination of laws, such as copyright, trademark and trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In particular, we generally enter into confidentiality agreements with our employees and nondisclosure agreements with our customers and corporations with whom we have strategic relationships. In addition, we generally register our important trademarks with the USPTO to preserve their value and establish proof of our ownership and use of these trademarks. Any trademarks that may be issued to us may not provide significant proprietary protection or commercial advantage to us. Despite any precautions that we have taken, intellectual property laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technology.

WE MAY FACE LITIGATION AND LIABILITY DUE TO CLAIMS OF INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY RIGHTS

    The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims that our services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, in our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringement of patents, trademarks or copyrights of third parties. If a claim against us were to be successful and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products to avoid infringement, our ability to compete successfully in our competitive market would be impaired.

                     INTERNAP NETWORK SERVICES CORPORATION

BECAUSE WE DEPEND ON THIRD PARTY SUPPLIERS FOR KEY COMPONENTS OF OUR NETWORK INFRASTRUCTURE, FAILURES OF THESE SUPPLIERS TO DELIVER THEIR COMPONENTS AS AGREED COULD HINDER OUR ABILITY TO PROVIDE OUR SERVICES ON A COMPETITIVE AND TIMELY BASIS

    Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our P-NAP facilities and our Internet backbone providers and between our P-NAP facilities and our customers' networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors, including Cisco Systems, Inc. Additional sources of these products may not be available in the future on satisfactory terms, if at all. We purchase these products pursuant to purchase orders placed from time to time. We do not carry significant inventories of these products, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected us, but these delays could affect our ability to deploy P-NAP facilities in the future on a timely basis. If Cisco Systems does not provide us with its routers, or if our limited source suppliers fail to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS AND CONDITIONS ACCEPTABLE TO US

    The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operations, including working capital needs. Our principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as routers, telecommunications equipment and other computer equipment. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in our industry. During the next twelve months, we expect to meet our cash requirements with existing cash, cash equivalents and short-term investments, the net proceeds from our initial public offering and cash flow from sales of our services. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional P-NAP facilities and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

    We may not be able to obtain future equity or debt financing on favorable terms, if at all. In addition, our credit agreement contains covenants restricting our ability to incur further indebtedness. Future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings thereunder. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business.

                     INTERNAP NETWORK SERVICES CORPORATION

BECAUSE THE DEMAND FOR OUR SERVICES DEPENDS ON CONTINUED GROWTH IN USE OF THE INTERNET, A SLOWING OF THIS GROWTH COULD HARM THE DEVELOPMENT OF THE DEMAND FOR OUR SERVICES

    Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business market we target. Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business related Internet solutions to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our services.

BECAUSE THE INTERNET CONNECTIVITY MARKET IS NEW AND ITS VIABILITY IS UNCERTAIN, THERE IS A RISK THAT OUR SERVICES MAY NOT BE ACCEPTED

    We face the risk that the market for high performance Internet connectivity services might fail to develop, or develop more slowly than expected, or that our services may not achieve widespread market acceptance. This market has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of entrants. There is significant uncertainty as to whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge more for our services than do our competitors, which may affect market acceptance of our services. Finally, if the Internet becomes subject to a form of central management, or if the Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between backbones, the problems of congestion, latency and data loss addressed by our Internet connectivity services could be largely resolved and our core business rendered obsolete.

IF WE ARE UNABLE TO RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, WE MAY LOSE OR FAIL TO ESTABLISH A COMPETITIVE ADVANTAGE IN OUR MARKET

    The Internet connectivity industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We may be unable to successfully use or develop new technologies, adapt our network infrastructure to changing customer requirements and industry standards, introduce new services or enhance our existing services on a timely basis. Furthermore, new technologies or enhancements that we use or develop may not gain market acceptance. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternate access devices and technologies.

                     INTERNAP NETWORK SERVICES CORPORATION

    If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other industry participants. Although we intend to support emerging standards in the market for Internet connectivity, we cannot assure you that we will be able to conform to new standards in a timely fashion, if at all, or maintain a competitive position in the market.

NEW TECHNOLOGIES COULD DISPLACE OUR SERVICES OR RENDER THEM OBSOLETE

    New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. For example, our services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Transmission Control Protocol/Internetwork Protocol, or TCP/IP. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. Our failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt our business. Further, we anticipate the introduction of other new technologies, such as telephone and facsimile capabilities, private networks, multimedia document distribution and transmission of audio and video feeds, requiring broadband access to the Internet, but we cannot assure you that such technologies will create opportunities for us.

SERVICE INTERRUPTIONS CAUSED BY SYSTEM FAILURES COULD HARM CUSTOMER RELATIONS, EXPOSE US TO LIABILITY AND INCREASE OUR CAPITAL COSTS

    Interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require us to spend more money adding redundant facilities. Our operations depend upon our ability to protect our customers' data and equipment, our equipment and our network infrastructure, including our connections to our backbone providers, against damage from human error or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problem could result in interruptions in the services we provide to our customers.

    Although we have built redundancy into our network and hosting facilities, we do not have a formal disaster recovery plan and our network is currently subject to various single points of failure. For example, a problem with one or more of our backbone providers could cause an interruption in the services we provide to some of our customers.

CAPACITY CONSTRAINTS COULD HARM CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY

    Failure of the backbone providers and other Internet infrastructure companies to continue to grow in an orderly manner could result in capacity constraints leading to service interruptions to our customers. Although the national telecommunications networks and Internet infrastructures have historically developed in an orderly manner, there is no guarantee that this orderly growth will continue as more services, users and equipment connect to the networks. Failure by our telecommunications and Internet service providers to provide us with the data communications capacity we require could cause service interruptions.

                     INTERNAP NETWORK SERVICES CORPORATION

OUR NETWORK AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM OUR REPUTATION

    Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in our liability for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.

    Although we intend to continue to implement industry-standard security measures, in the past some of these industry-standard measures have occasionally been circumvented by third parties, although not in our system. Therefore, we cannot assure you that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

SHOULD THE GOVERNMENT MODIFY OR INCREASE ITS REGULATION OF THE INTERNET, THE PROVISION OF OUR SERVICES COULD BECOME MORE COSTLY

    There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, international, federal, state and local governments may adopt laws and regulations which affect the Internet. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully foreseen. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business on the Internet or in some other manner have a significantly harmful effect on us or our customers. The government may also seek to regulate some segments of our activities as it has with basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE

    The stock market and specifically the stock prices of Internet related companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of our common stock, without regard to our operating performance. Due to this volatility, the market price of our common stock could significantly decrease.

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS

    Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000.

                     INTERNAP NETWORK SERVICES CORPORATION

These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 problem."

    The Year 2000 problem could result in system failures or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Year 2000 problem may affect the network infrastructure, computers, software and other equipment that we use, operate or maintain for our operations. We believe that we have identified most of the major computers, software applications and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We cannot assure you that our computers and systems are Year 2000 compliant. In addition, many of our customers' and suppliers' Internet operations may be affected by complications related to the Year 2000 problem. The failure of our customers or suppliers to ensure that their systems are Year 2000 compliant could have a significantly harmful effect on our customers and suppliers, resulting in decreased Internet usage or the delay or inability to obtain necessary data communication or telecommunication capacity, which in turn could have a significantly harmful effect on our business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Our Registration Statement on Form S-1 (Registration No. 333-84035) under the Securities Act of 1933, as amended, for our initial public offering became effective on September 29, 1999. In the offering, we sold an aggregate of 10,925,000 shares of our common stock for an initial price of $20.00 per share, including 1,425,000 shares pursuant to the exercise of the underwriters' over-allotment option. The net proceeds from the offering were approximately $202 million. We expect to use approximately $40 million of our net proceeds for capital expenditures associated with expansion of our network. We intend to use the remaining net proceeds for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    By written consent dated as of July 27, 1999, the Company's shareholders approved a proposal to amend the Articles of Incorporation to authorize 300,000,000 shares of common stock.

    By written consent dated as of August 23, 1999, the Company's shareholders approved the following proposals:

    - A proposal to approve the Company's Amended and Restated Articles of Incorporation to authorize 500,000,000 shares of common stock and 10,000,000 shares of preferred stock at the closing of the initial public offering;

    - A proposal to approve the Company's Amended and Restated Bylaws at the closing of the initial public offering;

    - A proposal to approve the adoption of the 1999 Equity Incentive Plan, the 1999 Non-Employee Directors' Stock Option Plan and the 1999 Employee Stock Purchase Plan; and

    - A proposal to approve the form of Indemnity Agreement for use as an agreement between the Company and each of its executive officers and directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the period ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1999.

                                                       INTERNAP NETWORK SERVICES CORPORATION
                                                       (Registrant)

                                                       By:             /s/ PAUL E. MCBRIDE
                                                            -----------------------------------------
                                                                         Paul E. McBride
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
        INDEX           TITLE
---------------------   -----
        27.1            Financial Data Schedule.