Form 10-K
period 1999-12-31
INTERNAP NETWORK SERVICES CORP/WA
filed 2000-03-22
CIK 1056386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 29, 2000 as reported on the Nasdaq National Market was approximately $6,757,294,898. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons maybe deemed to be affiliates of the Company. Share ownership information of certain persons know by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.

    The number of shares outstanding of the registrant's Common Stock, par value $.001 per share as of February 29, 2000, was 132,981,682.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                    --------
PART I.

           Item 1.    Business....................................................      3

           Item 2.    Properties..................................................      8

           Item 3.    Legal Proceedings...........................................      8

           Item 4.    Submission of Matters to a Vote of Security Holders.........      8

PART II.

           Item 5.    Market for Registrant's Common Stock and Related Shareholder
                        Matters...................................................      9

           Item 6.    Selected Financial Data.....................................     10

           Item 7.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................     11

           Item 7A.   Quantitative and Qualitative Disclosures About Market
                        Risk......................................................     17

           Item 8.    Financial Statements and Supplementary Data.................     26

           Item 9.    Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure..................................     26

PART III.

           Item 10.   Directors and Executive Officers of the Registrant..........     27

           Item 11.   Executive Compensation......................................     27

           Item 12.   Security Ownership of Certain Beneficial Owners and
                        Management................................................     27

           Item 13.   Certain Relationships and Related Transactions..............     27

PART IV.

           Item 14.   Exhibits, Financial Statements and Reports on Form 8-K......     27

           SIGNATURES.............................................................     29

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's proxy statement relating to the annual meeting of shareholders to be held on April 26, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                                     PART I

    THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING THE EXTENT AND TIMING OF FUTURE REVENUES AND EXPENSES AND CUSTOMER DEMAND, STATEMENTS REGARDING THE DEPLOYMENT OF THE COMPANY'S PRODUCTS AND SERVICES, AND STATEMENTS REGARDING RELIANCE ON THIRD PARTIES. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE DISCUSSED IN ITEM 7A ON PAGE 17, UNDER THE HEADING "RISK FACTORS" ON PAGE 18 AND ELSEWHERE IN THIS REPORT.

ITEM 1.  BUSINESS.

OVERVIEW

    InterNAP Network Services Corporation ("InterNAP" or the "Company") is a leading provider of fast, reliable and centrally managed Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of the Company's Private-Network Access Points, or P-NAP facilities, have their data optimally routed to and from destinations on the Internet in a manner that minimizes the use of congested public network access points and private peering points. This optimal routing of data traffic over the multiplicity of networks that comprise the Internet enables higher transmission speeds, lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of December 31, 1999, the Company provided consistent high performance Internet connectivity services to approximately 247 customers, including Akamai Technologies, Amazon.com, Beyond.com, Bizrate.com, Datek Online, Fidelity Investments, Go2Net, MindSpring, The Nasdaq Stock Market, Network Associates, The Street.com, Travelocity, Warner Bros. Online, Waterhouse Securities, and WebTV.

    The Company offers its high performance Internet connectivity services at dedicated line speeds of 1.5 Megabits per second, or Mbps, to 155 Mbps to customers desiring a superior level of Internet performance. The Company provides its high performance connectivity services through the deployment of P-NAP facilities, which are highly redundant network infrastructure facilities coupled with its patented routing technology. P-NAP facilities maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, such as AT&T, Cable & Wireless USA, Global Crossing, GTE, ICG Communications, Intermedia, PSINet, Qwest Communications International, Sprint, UUNET and Verio. As of January 20, 2000, the Company operated 13 P-NAP facilities which are located in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, San Jose, Seattle and Washington, D.C. metropolitan areas, and expect to have 24 P-NAP facilities operational by the end of 2000.

    The Company believes that its P-NAP facilities provide a superior quality of service over the public Internet enabling its customers to realize the full potential of their existing Internet-based applications, such as e-commerce and on-line trading. In addition, the Company believes its P-NAP facilities will enable its customers to take advantage of new services, such as using the Internet to make telephone calls or send facsimiles, create private networks, distribute multimedia documents and send and receive audio and video feeds.

SERVICES

    The Company offers Internet connectivity services to its customers over T-1, DS-3 and OC-3 telecommunication connections at speeds ranging from 1.5 Mbps to 155 Mbps. T-1, DS-3 and OC-3 are three of many possible media used to transport Internet Protocol packets across the Internet. T-1 is a telecommunications standard that carries voice calls or data at a rate of 1.544 million bits per second over a communication line. DS-3 carries voice calls or data at a rate of 45 million bits per second, and OC-3 carries voice calls or data at a rate of 155 million bits per second. The Company's list prices for a single connection range from $2,695 to $193,320 per month depending on the connection purchased. Customers who connect to a P-NAP facility with a DS-3 or faster connection have a choice of fixed rate pricing or usage based pricing. Otherwise, customers pay a fixed fee for its Internet connectivity services. Usage based pricing varies according to the volume of data sent and received over the connection.

    Customers that have networking equipment or servers located within P-NAP facilities may connect directly to the P-NAP facility using standard ethernet connections with speeds ranging from 10 Mbps to 200 Mbps. The Company also offers its customers additional value added services, including:

    - INTERNAP DIVERSITY PLUS. The Company's Diversity Plus service allows customers to maintain multiple connections to InterNAP and other backbone providers while still taking advantage of the optimal routing capabilities of the P-NAP facility. In a typical Diversity Plus configuration, the customer has a connection to a P-NAP facility and to one or more backbone providers of their choice. The customer's router is configured using the Company's proprietary routing technology to route packets addressed to Internet destinations located on the alternate provider's backbone through the customer's direct connection while other packets are routed to the P-NAP facility. In this manner, the customer can use redundant Internet connections, while also taking advantage of the unique features of the P-NAP facility.

    - CONNECTIONS TO DATA CENTERS. Many of the Company's customers have their servers located at third party data centers. The Company connects to these customers either by establishing a circuit directly to their routers or through a connection the Company has with the network maintained by the third party data center operator. The Company has its own data center in its Seattle P-NAP facility at which a number of its customers have co-located their servers.

    - INSTALLATION SERVICES. The Company performs installation services necessary to connect its customers' networks to its P-NAP facilities.

TECHNOLOGY

    P-NAP FACILITY ARCHITECTURE. The P-NAP facility architecture was engineered as a reliable and scalable network access point. Multiple routers and multiple backbone connections provide back-ups in case of the failure of any single P-NAP facility circuit or device.

    The P-NAP facility architecture is designed to grow as its customers' traffic demands grow and as the Company adds new customers. Its P-NAP facility model provides for the addition of significant backbone providers as necessary.

    InterNAP only deploys P-NAP facilities within central office grade facilities. All P-NAP facilities are equipped with battery backup and emergency generators, as well as dual heating, ventilation and air conditioning systems.

    ASSIMILATOR ROUTING TECHNOLOGY. ASsimilator technology is a software based system for Internet Protocol route management that interfaces with the P-NAP facility infrastructure to provide the high performance routing service characteristics of the P-NAP facility. The system is a seamless integration of databases, software programs, router configuration processes and route verification methods.

    ASsimilator periodically downloads the global routing tables being advertised by all of the backbone networks touching the P-NAP facility. It then automatically determines exactly which Internet Protocol routes are attached to which networks and assesses how the world of Internet Protocol addresses are connected to the Internet. ASsimilator then routes data to its intended destination backbone in normal instances as well as in failure scenarios. A verification system also allows

ASsimilator to monitor the routing of data, and if routing is found to be suboptimal, adjustments can be made to optimize routing. ASsimilator controls both outbound routing to a backbone network from the P-NAP facility as well as inbound routing from a backbone network. The Company plans to beta test a new version of ASsimilator, which will add further enhancements to its existing routing technology, by the third quarter of 2000.

    DISTRIBUTED NETWORK MANAGEMENT SYSTEM. The Company has developed a highly scalable proprietary network management system optimized for monitoring P-NAP facilities. With the use of its distributed network management system, its network operations center is capable of real-time monitoring of the backbones connected to each P-NAP facility, customer circuits, network devices and servers 24 hours a day, seven days a week. This system provides the Company's network operations center with proactive trouble notification, allowing for instantaneous identification and handling of problems, frequently before its customers become aware of network problems. This system also captures and provides bandwidth usage reports for billing and customer reports. Data provided by the system is an integral part of the Company's capacity planning and provisioning process, helping it to forecast and plan upgrades before capacity becomes strained.

    RESEARCH AND DEVELOPMENT COSTS. The Company's product development costs include research and development costs, which were approximately $184,000 for the period from inception May 1, 1996 to December 31, 1996, $389,000 for the year ended December 31, 1997, $708,000 for the year ended December 31, 1998 and $3.1 million for the year ended December 31, 1999. The Company expects its product development costs to increase as the Company hires additional engineers and technical personnel to develop new products and services and upgrade existing ones.

SALES AND MARKETING

    The Company's sales and marketing objective is to achieve broad market penetration and increase brand name recognition by targeting enterprises that depend upon the Internet for mission-critical operations. As of December 31, 1999, the Company had 59 employees engaged in direct sales and sales management, 18 in sales administration and support, 22 in technical support and 12 in marketing located in 12 cities.

    SALES. The Company has developed a direct high-end sales organization with managers who have extensive relevant sales experience and representatives who have many years of relevant sales experience with a broad range of telecommunications and technology companies. In addition, the Company's highly trained technical sales engineers and client interaction engineers, who facilitate optimal routing solutions for its customers, are responsible for generating recurring sales revenues and serve to complement its sales force. When the Company deploys a new P-NAP facility, the Company sets up a dedicated team of sales representatives and engineers focused exclusively on that market. The Company believes this localized direct sales approach allows it to respond to regional competitive characteristics, educate customers, and identify and close business opportunities better than a centralized sales force. The Company is also developing an indirect sales channel for its products and services through relationships with content developers, cable companies, DSL service providers, consulting companies and Internet service providers.

    MARKETING. The Company's marketing efforts are designed to help educate customers in its targeted vertical markets to understand that a service provider is now available that can provide a quality of service over the entire Internet that enables them to launch and execute mission-critical Internet-based applications. The Company's marketing activities have included collateral advertising, tradeshows, direct response programs, new P-NAP facility launch events and management of its Web site. These programs are targeted at key information technology executives as well as senior marketing and finance managers. In addition, the Company conducts comprehensive public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of its proprietary high speed public Internet communications solutions.

    The Company's marketing organization is responsible for expanding its value added service offerings into horizontal markets as new bandwidth intensive applications such as telephone and facsimile transmissions over the Internet, private networks, multimedia document distribution, audio and video feeds and other emerging technologies are introduced.

COMPETITION

    The Internet-based connectivity services market is extremely competitive, and there are few substantial barriers to entry. The Company expects that competition will intensify in the future, and the Company may not possess the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in its market. Many of the Company's existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than the Company does. The Company' competitors include:

    - backbone providers that provide the Company connectivity services including, AT&T, Cable & Wireless, USA, Global Crossing, GTE Internetworking, ICG Communications, Intermedia, PSINet, Qwest Communications International, Sprint, UUNET and Verio;

    - regional Bell operating companies which offer Internet access; and

    - global, national and regional Internet service providers.

    Because relatively low barriers to entry characterize its market, the Company expects other companies to enter its market. In addition, if the Company is successful in implementing its international expansion, the Company will encounter additional competition from international Internet service providers as well as international telecommunication companies. As new participants enter the Internet connectivity services market, the Company will face increased competition. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their network services. Other companies have expanded their Internet access products and services as a result of acquisitions. Further, the ability of some of the Company's competitors to bundle other services and products with their network services could place the Company at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

    The Company believes the principal competitive factors in its market are speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price, brand recognition, the effectiveness of sales and marketing efforts, and the timing and market acceptance of new solutions and enhancements to existing solutions developed by the Company and its competitors. The Company believes it presently is positioned to compete favorably with respect to most of these factors. In particular, many of the Company's competitors have built and must maintain capital-intensive backbone infrastructures that are highly dependent on traditional public and private peering exchanges. Each backbone provider tries to offer high quality service within its own network but is unable to guarantee service quality once data leaves its network, and there is little incentive to optimize the interoperability of traffic between networks. The Company actively routes traffic in an optimal manner, thereby providing customers with a high level of service and increasing the efficiency of the backbone providers themselves. However, the market for Internet connectivity services is evolving rapidly, and there can be no assurance that the Company will compete successfully in the future. As a result, the Company may not maintain a competitive position against current or future competitors. See "Risk Factors--Competition from More Established Competitors Who Have Greater Revenues Could Decrease the Company's Market Share."

INTELLECTUAL PROPERTY

    The Company relies on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary technology. InterNAP and P-NAP are trademarks of InterNAP which are registered in the United States. The United States Patent and Trademark Office, or USPTO, issued a patent in September 1999 relating to an initial patent application the Company filed on September 3, 1997. The patent is enforceable for a duration of 20 years from the date of filing, or until September 3, 2017. The Company has a second application pending and may file additional applications in the future. Additional claims that were included by amendment in the Company's initial application have now been included in its second patent application. The Company's patent and patent applications relate to its P-NAP facility technology. In addition, the Company has filed a corresponding international patent application under the Patent Cooperation Treaty.

    The Company also enters into confidentiality and invention assignment agreements with its employees and consultants and controls access to and distribution of its proprietary information. Despite the Company's efforts to protect its proprietary rights, departing employees and other unauthorized parties may attempt to copy or otherwise obtain and use its products and technology. Monitoring unauthorized use of the Company's products and technology is difficult, and the Company cannot be certain the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States.

    From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims or initiate litigation against the Company or its suppliers or customers with respect to existing or future products and services. Although the Company has not been a party to any claims alleging infringement or intellectual property rights, there can be no assurance that it will not be subject to these claims in the future. Further, the Company may in the future initiate claims or litigation against third parties for infringement of its proprietary rights to determine the scope and validity of its proprietary rights or those of its competitors. Any of these claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require the Company to cease using infringing technology, develop noninfringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and the Company's failure or inability to develop noninfringing technology or license the infringed or similar technology on a timely basis, its business and results of operations may be seriously harmed.

EMPLOYEES

    As of December 31, 1999, the Company employed 299 full-time persons, 156 of whom were engaged in engineering and operations, 111 in sales and marketing and 32 in finance and administration. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages to date. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

    The Company's executive officers, the positions held by them and their ages as of December 31, 1999 are as follows:

NAME                                       AGE                     POSITION                   SINCE
----                                     --------   ---------------------------------------  --------
Anthony C. Naughtin....................     43      President and Chief Executive Officer      1996

Paul E. McBride........................     37      Vice President of Finance &                1996
                                                    Administration, Chief Financial Officer
                                                    and Secretary

Christopher D. Wheeler.................     32      Vice President and Chief Technology        1996
                                                    Officer

Charles M. Ortega......................     44      Vice President of Sales & Marketing        1998

    ANTHONY C. NAUGHTIN founded InterNAP and has served as its Chief Executive Officer since May 1996. Mr. Naughtin has also served as the Company's President since May 1996 and as its director since October 1997.

    PAUL E. MCBRIDE has served as the Company's Vice President of Finance and Administration since May 1996. He has also served as the Company's Chief Financial Officer since June 1999.

    CHRISTOPHER D. WHEELER has served as the Company's Chief Technology Officer and Vice President since May 1996.

    CHARLES M. ORTEGA has served as the Company's Vice President of Sales and Marketing since April 1998.

    The Company's current officers, directors and affiliated entities together beneficially owned approximately 56.4% of the outstanding shares of Common Stock as of December 31, 1999. In particular, Anthony C. Naughtin, the Company's President and Chief Executive Officer, owned approximately 3.4% of the outstanding shares of Common Stock as of December 31, 1999. As a result, these shareholders will be able to exercise control over matters requiring shareholder approval, including the election of directors, the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such shareholders.

ITEM 2.  PROPERTIES.

    The Company's executive offices are located in Seattle, Washington and consist of approximately 74,100 square feet that are leased under an agreement that expires in 2003. The Company leases facilities for its network operations center, sales offices and P-NAP facilities in a number of metropolitan areas and specific cities.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted for a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's common stock is traded on the Nasdaq National Market under the symbol "INAP". Public trading of the common stock commenced on September 29, 1999. Prior to that time, there was no public market for its common stock. The table below sets forth the high and low sale price for the Company's common stock for the periods indicated as adjusted for its 100% share dividend paid on January 7, 2000 to shareholders of record on December 27, 1999:

                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 1999:
Fourth Quarter (from September 29, 1999)....................   $92.97     $10.00

    As of February 29, 2000, the number of shareholders of record was 633. Because many of its shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial shareholders represented by these record holders.

    The Company has never declared or paid any cash dividends on its stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    RECENT SALES OF UNREGISTERED SECURITIES

    None.

    USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

    The Company's initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-84035) that was declared effective by the SEC on September 29, 1999 and pursuant to which the Company sold an aggregate of 21,850,000 shares of its Common Stock at $10.00 per share to an underwriting syndicate managed by Morgan Stanley Dean Witter and including Credit Suisse First Boston, Donaldson, Lufin & Jenrette, and Hambrecht & Quist. As of December 31, 1999, the Company had used the estimated aggregate net proceeds of $201.6 million from its initial public offering as follows:

Construction of plant, building and facilities:.............  $ 0.3 million
Purchase and installation of machinery and equipment:.......  $ 5.8 million
Purchases of real estate:...................................             --
Acquisition of other businesses:............................             --
Repayment of indebtedness:..................................             --
Working capital:............................................  $10.3 million
Temporary investments (interest bearing treasury securities
  and corporate paper):.....................................  $55.2 million

    The residual net proceeds were held as cash and cash equivalents at December 31, 1999.

    The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No such payments were made to the Company's directors or officers or their associates, holders of 10% or more of any class of its equity securities or to its affiliates.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 1997, 1998 and 1999, and the selected balance sheet data at December 31, 1998 and 1999 are derived from the Company's financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the period from inception (May 1, 1996) to December 31, 1996, and the selected balance sheet data at December 31, 1996 and 1997 are derived from the Company's financial statements that have also been audited by PricewaterhouseCoopers LLP and that are not included in this annual report on Form 10-K.

                                                PERIOD FROM INCEPTION
                                                    (MAY 1, 1996)          YEAR ENDED DECEMBER 31,
                                                   TO DECEMBER 31,      ------------------------------
                                                        1996              1997       1998       1999
                                                ---------------------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues......................................         $   44           $ 1,045    $ 1,957    $ 12,520
                                                       ------           -------    -------    --------
Costs and expenses:
  Cost of network and customer support........            321             1,092      3,216      27,412
  Product development.........................            184               389        754       3,919
  Sales and marketing.........................             78               261      2,822      17,523
  General and administrative..................            378               713      1,910       8,328
  Amortization of deferred stock
    compensation..............................             --                --        205       7,569
                                                       ------           -------    -------    --------
    Total operating costs and expenses........            961             2,455      8,907      64,751
                                                       ------           -------    -------    --------
Loss from operations..........................           (917)           (1,410)    (6,950)    (52,231)
Other income (expense):
  Interest income.............................              6                36        169       3,388
  Interest and financing expense..............            (48)             (235)       (90)     (1,074)
  Loss on disposal of assets..................             --                --       (102)         --
                                                       ------           -------    -------    --------
Net loss......................................         $ (959)          $(1,609)   $(6,973)   $(49,917)
                                                       ======           =======    =======    ========
Basic and diluted net loss per share (1)......         $ (.14)          $  (.24)   $ (1.04)   $  (1.31)
                                                       ======           =======    =======    ========
Weighted average shares used to compute basic
  and diluted net loss per share (1)..........          6,666             6,666      6,673      37,994
                                                       ======           =======    =======    ========
Pro forma basic and diluted net loss per share
  (2).........................................                                     $  (.15)   $   (.46)
                                                                                   =======    ========
Weighted average shares used in computing pro
  forma basic and diluted net loss per share
  (2).........................................                                      45,466     108,391
                                                                                   =======    ========

                                                                         AS OF DECEMBER 31,
                                                              -----------------------------------------
                                                                1996       1997       1998       1999
                                                              --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........   $ 145      $4,770     $ 275     $205,352
Total assets................................................   1,099       5,987     7,487      245,546
Notes payable and capital lease obligations, less current
  portion...................................................     421         240     2,342       14,378
Total shareholders' equity (deficit)........................      43       4,829      (436)     210,500

------------------------

(1) See note 1 of notes to financial statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.

(2) Pro forma per share calculations reflect the conversion of preferred stock into shares of common stock that occurred upon the closing of the Company's initial public offering as if the conversion occurred as of the date of original issuance of the preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company is a leading provider of fast, reliable and centrally managed Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of the Company's P-NAP facilities have their data optimally routed to and from destinations on the Internet in a manner that minimizes the use of congested public network access points and private peering points. This optimal routing of data traffic over the multiplicity of networks that comprise the Internet enables higher transmission speeds, lower instances of data loss and greater quality of service.

    After the Company decides to open a new P-NAP facility, the Company enters into a deployment phase which typically lasts four to six months, during which time the Company executes the required steps to make the P-NAP facility commercially ready for service. Among other things, this usually entails obtaining co-location space to locate the Company's equipment, entering into agreements with backbone providers, obtaining local loop connections from local telecommunications providers, building P-NAP facilities and initiating pre-sales and marketing activities. Consequently, the Company usually incurs a significant amount of upfront costs related to making a P-NAP facility commercially ready for service prior to generating revenues. Therefore, the Company's results of operations will be negatively affected during times of P-NAP facility deployment.

    As of December 31, 1999, the Company had a total of 12 P-NAP facilities deployed in the Atlanta, Boston, Chicago, Dallas, Los Angeles, Miami, New York, Philadelphia, San Jose, Seattle and Washington D.C. metropolitan areas, and expect to have a total of 24 P-NAP facilities operational by the end of 2000.

    The Company's customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to its high quality of service, the Company generally prices its services at a premium to providers of conventional Internet connectivity services. The Company expects to remain a premium provider of high quality Internet connectivity services and anticipate continuing its pricing policy in the future. The Company believes customers will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for high quality of service.

    The Company's revenues are generated primarily from the sale of Internet connectivity services and, to a lesser extent, other ancillary services primarily provided from its Seattle data center, such as co-location, web hosting and server management services and installation services at fixed rate or usage based pricing to its customers that desire a DS-3 or faster connection. The Company offers T-1 connections only at a fixed rate. The Company recognizes its revenues when the Company has provided the related services.

    Network and customer support costs are primarily comprised of the costs for connecting to and accessing Internet backbone providers, as well as the costs related to deploying, operating, installing and maintaining P-NAP facilities and the Company's network operations center. To the extent a P-NAP facility is located a distance from the respective Internet backbone providers, the Company may incur additional local loop charges on a recurring basis. Additionally, rental fees and depreciation costs related to the Company's P-NAP facilities are included in cost of network and customer support.

    Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of the Company's proprietary technology, enhancement of its network management software and development of its internal systems. The Company's product development costs are generally expensed as incurred.

    Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new P-NAP facility launch events, management of the Company's web site and other promotional costs.

    General and administrative costs consist primarily of compensation and other expenses for executive, finance, human resources and administrative personnel, professional fees and other general corporate costs.

    During the years ended December 31, 1998 and December 31, 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of its common stock on the date such options were granted and the exercise price. Such amount is included as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. The Company recorded amortization of deferred stock compensation in the amount of $205,000 for the year ended December 31, 1998 and $7.6 million for the year ended December 31, 1999. At December 31, 1999, the Company had a total of
$17.2 million remaining to be amortized over the corresponding vesting periods of the stock options.

    The revenue and income potential of the Company's business and market is unproven, and its limited operating history makes it difficult to evaluate its prospects. The Company has only been in existence since 1996, and its services are only offered in limited regions. The Company has incurred net losses in each quarterly and annual period since its inception, and as of December 31, 1999, its accumulated deficit was $59.5 million.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                              ------------------------------------------
                                                                1997             1998             1999
                                                              --------         --------         --------
                                                                            (IN THOUSANDS)
Revenues....................................................     100%             100%             100%
                                                                ----             ----             ----
Costs and expenses:
  Cost of network and customer support......................     105              164              219
  Product development.......................................      37               39               31
  Sales and marketing.......................................      25              144              140
  General and administrative................................      68               98               67
  Amortization of deferred stock compensation...............      --               10               60
                                                                ----             ----             ----
    Total operating costs and expenses......................     235              455              517
                                                                ----             ----             ----
Loss from operations........................................    (135)            (355)            (417)
Other income (expense):
  Interest income...........................................       3                9               27
  Interest and financing expense............................     (22)              (5)              (9)
  Loss on disposal of assets................................      --               (5)              --
                                                                ----             ----             ----
Net loss....................................................    (154)%           (356)%           (399)%
                                                                ====             ====             ====

YEARS ENDED DECEMBER 31, 1998 AND 1999

    REVENUES. Revenues increased 525% from $2.0 million for the year ended December 31, 1998, to $12.5 million for the year ended December 31, 1999. This increase of $10.5 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at the Company's existing P-NAP facilities and the opening of nine additional P-NAP facilities during 1999, resulting in a total of 12 operational P-NAP facilities at December 31, 1999, as compared to three P-NAP facilities at December 31, 1998.

    COSTS OF NETWORK AND CUSTOMER SUPPORT. Costs of network and customer support increased 756% from $3.2 million for the year ended December 31, 1998, to $27.4 million for the year ended December 31, 1999. This increase of $24.2 million was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each P-NAP facility, comprising 48% of the increase, and to a lesser extent, additional compensation costs, related to the addition of 69 personnel, comprising 14% of the increase, and depreciation expense related to the equipment at newly deployed P-NAP facilities, comprising 13% of the increase. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed P-NAP facilities because the Company purchases Internet connectivity capacity from the backbone providers in advance of securing new customers. The Company expects these costs to increase in absolute dollars as it deploys additional P-NAP facilities.

    PRODUCT DEVELOPMENT. Product development costs increased 411% from $754,000 for the year ended December 31, 1998, to $3.9 million for the year ended December 31, 1999. This increase of $3.1 million was primarily due to compensation costs related to the addition of 53 personnel, comprising 52% of the increase, and outside consulting fees, comprising 25% of the increase. The Company expects product development costs to increase in absolute dollars for the foreseeable future.

    SALES AND MARKETING. Sales and marketing costs increased 525% from $2.8 million for the year ended December 31, 1998, to $17.5 million for the year ended December 31, 1999. This increase of $14.7 million was primarily due to compensation costs related to the addition of 71 personnel, comprising 66% of the increase, marketing and advertising costs, comprising 11% of the increase, and to a lesser extent, facility costs related to the addition of sales offices.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased 337% from $1.9 million for the year ended December 31, 1998, to $8.3 million for the year ended December 31, 1999. This increase of $6.4 million was primarily due to compensation costs related to the addition of 44 personnel, comprising 46% of the increase, increased depreciation and amortization costs due to the addition of corporate office space during the third quarter of 1999, comprising 9% of the increase, and professional services costs, comprising 12% of the increase. The Company expects general and administrative costs to increase in absolute dollars as the Company deploys additional P-NAP facilities.

    OTHER INCOME (EXPENSE). Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income, net, increased from an expense of $23,000 for the year ended December 31, 1998, to other income, net of $2.3 million for the year ended December 31, 1999. This increase was primarily due to interest income earned on the proceeds from the Company's private equity financings and initial public offering.

YEARS ENDED DECEMBER 31, 1997 AND 1998

    REVENUES. Revenues increased 100% from $1.0 million in 1997 to $2.0 million in 1998. This increase was primarily due to increased Internet connectivity revenues, comprising 76% of the increase, other ancillary service revenues, comprising 12% of the increase, and to a lesser extent, customer installation fees, comprising 12% of the increase. The increase in Internet connectivity revenues was attributable to the deployment of two additional P-NAP facilities resulting in a total of three operational P-NAP facilities at December 31, 1998.

    COSTS OF NETWORK AND CUSTOMER SUPPORT. Costs of network and customer support increased 191% from $1.1 million in 1997 to $3.2 million in 1998. This increase was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each P-NAP facility, comprising 40% of the increase, and depreciation expense related to the equipment at newly deployed P-NAP facilities, comprising 17% of the increase. In addition, the increase in costs of network and customer support from 1997 to 1998 also included compensation costs, comprising 22% of the increase, related to six additional personnel at the Company's network operations center, seven additional personnel in its customer installation department and seven additional personnel in its P-NAP facility deployment department.

    PRODUCT DEVELOPMENT. Product development costs increased 94% from $389,000 in 1997 to $754,000 in 1998. This increase was primarily due to increased compensation costs, comprising 67% of the increase, and increased travel costs related to developing systems at new P-NAP facilities, comprising 20% of the increase. The increased compensation costs were related to the addition of product development personnel during 1998.

    SALES AND MARKETING. Sales and marketing costs increased 973% from $261,000 in 1997 to $2.8 million in 1998. The increase was primarily due to increased compensation costs, comprising 74% of the increase, and increased travel and entertainment costs, comprising 10% of the increase. The increased compensation costs were related to the addition of 40 personnel during 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased 166% from $713,000 in 1997 to $1.9 million in 1998. The increase was primarily due to compensation costs, comprising 11% of the increase, depreciation and amortization comprising 6% of the increase, facility costs, comprising 38% of the increase, outside consulting fees, comprising 13% of the increase, travel costs related to the deployment of new P-NAP facilities, comprising 13% of the increase, and bad debt expense in 1998 and the subsequent bankruptcy of a significant customer, comprising 9% of the increase. The increased compensation costs were related to the addition of 13 personnel during the second half of 1998.

    OTHER INCOME (EXPENSE). Other expense, net, decreased from $199,000 in 1997 to $23,000 in 1998. Other expense, net, decreased by $176,000, or 88%, in 1998 primarily due to increased interest income earned on the proceeds from the Company's private equity financings, offset by a loss on disposal of assets of $102,000.

PROVISION FOR INCOME TAXES

    The Company incurred operating losses from inception through December 31, 1999, and therefore has not recorded a provision for income taxes. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

    As of December 31, 1999, the Company had net operating loss carry-forwards of $50.3 million. These loss carry-forwards are available to reduce future taxable income and expire at various dates through 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through the issuance of its equity securities, capital leases and bank loans. The Company has raised an aggregate of approximately $261.6 million, net of offering expenses, through the sale of its equity securities. In January 2000, a 100% stock dividend was paid on the Company's common stock and, accordingly, all related disclosures have been revised to reflect the stock dividend for all periods presented.

    In October 1999, the Company sold 19,000,000 shares of its common stock at an initial public offering price of $10.00 per share resulting in net proceeds of $176.7 million. During October 1999, in connection with the Company's initial public offering, the underwriters exercised their overallotment option, resulting in the sale of an additional 2,850,000 shares of its common stock at $10.00 per share for additional net proceeds of $26.5 million. Upon the closing of the Company's initial public offering, all shares of outstanding preferred stock converted into 98,953,050 shares of common stock.

    Concurrent with the closing of its initial public offering on October 4, 1999, the Company sold 2,150,537 shares of common stock to Inktomi Corporation for $9.30 per share, resulting in proceeds of $19.0 million, net of a private placement fee of $1.0 million paid to Morgan Stanley & Co. Incoporated. In conjunction with this investment, the Company issued a warrant to Inktomi to purchase 1,075,268 shares of its common stock at an exercise price of $13.95 per share. The warrant has a two-year term and includes demand and piggyback registration rights. On November 24, 1999, Inktomi exercised 50% of these warrants through a cashless exercise, resulting in the issuance of 397,250 shares of the Company's common stock to Inktomi. The agreement also prohibits Inktomi from acquiring additional shares of the Company's common stock for a period of two years. In addition, the Company intends to complete a joint technical and marketing agreement with Inktomi.

    At December 31, 1999, the Company had cash, cash equivalents and investments of $210.4 million. The Company has a revolving line of credit with Silicon Valley Bank under which the Company is allowed to borrow up to $3.0 million, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The line of credit requires monthly payments of interest only at prime plus 1%, or 9.5%, as of December 31, 1999, and matures on June 30, 2000. As of December 31, 1999, the Company had outstanding borrowings of $1.5 million on the line of credit.

    On September 23, 1999, the Company signed a standby loan facility agreement with seven shareholders, which matured upon the closing of its initial public offering. This facility allowed the Company to draw up to $10 million, prior to the earlier of maturity or December 31, 1999, but the Company did not draw any amounts on this facility prior to maturity. In connection with this facility, the Company issued warrants to purchase 200,000 shares of common stock with exercise prices of $10.00 per share. The estimated fair value ascribed to the warrants was $536,000 based upon the Black Scholes option pricing model, and the Company recorded this amount as a financing expense for the year ended
December 31, 1999.

    On August 23, 1999, the Company entered into an equipment financing arrangement with Finova Capital Corporation allowing the Company to borrow up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software and other P-NAP facility and facility costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.7% at December 31, 1999. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of three-year U.S. Treasury Notes. This rate was 14.0% at December 31, 1999. Borrowings under each sublimit must be drawn prior to May 1, 2000. As of December 31, 1999, the Company had outstanding borrowings of approximately
$3.9 million pursuant to this arrangement.

    On November 19, 1999, the Company amended an existing equipment lease credit facility with a vendor to increase its available credit by $17.5 million to $35.5 million. As of December 31, 1999, the Company had approximately
$18.4 million available under this credit facility.

    Net cash used in operations was $1.1 million, $5.3 million and $33.8 million in the years ended December 31, 1997, 1998 and 1999, respectively. Net cash used in operations for the year ended December 31, 1999 was primarily due to net operating losses, increases in accounts receivable and prepaid expenses, partially offset by non-cash charges and an increase in accounts payable. Net cash used in operations for the year ended December 31, 1998 was primarily due to net operating losses and increases in accounts receivable and prepaid expenses, partially offset by non-cash charges and increases in accounts payable and accrued liabilities. Net cash used in operations for the year ended

December 31, 1997 was primarily due to net operating losses and increases in accounts receivable, partially offset by non-cash charges.

    Net cash used in investing activities was $141,000, $855,000 and $68.0 million in the years ended December 31, 1997, 1998 and 1999, respectively. Net cash used in investing activities in each period reflects increased purchases of property and equipment not financed by capital leases. Purchases of property and equipment related to P-NAP facility deployments was primarily financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows), and totaled $260,000, $3.6 million and $15.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, for the year ended December 31, 1999, $65.2 million was used to purchase investments offset by proceeds of $10 million from the disposition of certain investments.

    Net cash provided from financing activities was $5.9 million, $1.7 million and $256.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash from financing activities primarily reflects proceeds from the public and private sales of the Company's equity securities.

    On January 27, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to offer 7,500,000 shares of its common stock to the public. Of these shares, the Company will offer 3,000,000 shares and 4,500,000 shares will be offered by selling shareholders.

    On February 22, 2000, pursuant to an investment agreement, the Company purchased 588,236 shares of Aventail Corporation Series D preferred stock at $10.20 per share for a total cash investment of $6,000,007. The Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, the Company entered into a joint marketing agreement with Aventail which, among other things, granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's recognition of $3,000,000 of revenue over a two-year period.

    The Company expects to spend significant additional capital to recruit and train its customer installation team and the sales force and to build out the sales facilities related to newly deployed P-NAP facilities. In addition to P-NAP facility deployment, although to a lesser extent, product development and the development of the Company's internal systems and software will continue to require significant capital expenditures in the foreseeable future, as will the expansion of its marketing efforts. The Company expects to continue to expend significant amounts of capital on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

    The Company believes the net proceeds from this offering together with its cash and cash equivalents, investments and funds available under its revolving and capital lease lines will be sufficient to satisfy its cash requirements for the next 12 months. Depending on its rate of growth and cash requirements, the Company may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on its then current shareholders. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms. The Company's management intends to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS
No. 133, which will be effective for the Company for the fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on its financial position, results of operations and cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes the impact of SAB 101 would have no material effect on its financial position or results of operations.

RECENT DEVELOPMENTS

    EQUANT RELATIONSHIP. In December 1999, the Company entered into an agreement with Equant to assist the Company in its international expansion. Equant will help support the international deployment of the Company's P-NAP facilities in exchange for the right to provide its high performance connectivity services for customers connected to its network.

    PREFERRED CO-LOCATION PROGRAM. In January 2000, the Company entered into agreements with leading co-location providers to offer its customers a high quality co-location solution. Under this program the Company will provide its customers with the ability to co-locate their equipment at various data centers throughout the country while still maintaining access to its high performance connectivity services.

    AVENTAIL RELATIONSHIP. In February 2000, the Company invested $6.0 million in Aventail Corporation. The Company also entered into a joint marketing agreement with Aventail that grants the Company certain limited exclusive rights to sell Aventail's managed extranet service and grants Aventail rights to sell its services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Substantially all of the Company's cash equivalents, investments and capital lease obligations are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of December 31, 1999, all of the Company's cash equivalents mature within three months and all of its short-term investments mature within one year. As of December 31, 1999, the Company believes the reported amounts of cash equivalents, investments and capital lease obligations to be reasonable approximations of their fair values. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

                                  RISK FACTORS

RISKS RELATED TO THE COMPANY'S BUSINESS

    THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY. The Company has incurred net losses in each quarterly and annual period since the Company began operations. The Company incurred net losses of $1.6 million, $7.0 million and $49.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1999, the Company's accumulated deficit was $59.5 million. As a result of its expansion plans, the Company expects to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next
24 months, and the Company may never become profitable.

    THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS. The revenue and income potential of the Company's business and market is unproven, and its limited operating history makes it difficult to evaluate its prospects. The Company has only been in existence since 1996, and its services are only offered in limited regions. Investors should consider and evaluate the Company's prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure and connectivity markets.

    NEGATIVE MOVEMENTS IN THE COMPANY'S QUARTERLY OPERATING RESULTS MAY DISAPPOINT ANALYSTS' EXPECTATIONS, WHICH COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S STOCK PRICE. Should the Company's results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, its stock price could suffer. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact its expected quarterly results of operations should the Company be unable to make timely adjustments to compensate for them. Furthermore, a failure on the part of the Company to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact its quarterly results of operations.

    Because the Company's quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in its business operations or stock price. For example, increases in the Company's quarterly revenues for the quarters ended March 31, 1998, through December 31, 1999 have varied between 13% and 74%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 310% and 609%. Fluctuations in the Company's quarterly operating results depend on a number of factors. Some of these factors are industry risks over which the Company has no control, including the introduction of new services by its competitors, fluctuations in the demand and sales cycle for its services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity the Company pays backbone providers and its ability to obtain local loop connections to its P-NAP facilities at favorable prices.

    Other factors that may cause fluctuations in the Company's quarterly operating results arise from strategic decisions the Company has made or will make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional P-NAP facilities and the terms of its Internet connectivity purchases. For example, the Company's practice is to purchase Internet connectivity from backbone providers at new P-NAP facilities before customers are secured. The Company also has agreed to purchase Internet connectivity from some providers without regard to the amount the Company resells to its customers.

    IF THE COMPANY IS UNABLE TO MANAGE COMPLICATIONS THAT ARISE DURING DEPLOYMENT OF NEW P-NAP FACILITIES, THE COMPANY MAY NOT SUCCEED IN ITS EXPANSION PLANS. Any delay in the opening of new P-NAP facilities would significantly harm the Company's plans to expand its business. In its effort to deploy new P-NAP facilities, the Company faces various risks associated with significant construction projects, including identifying and locating P-NAP facility sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond the Company's control and all of which could delay the deployment of a new P-NAP facility. The deployment of new P-NAP facilities, each of which takes approximately four to six months to complete, is a key element of the Company's business strategy. In addition to its 13 existing locations, the Company is planning to continue to deploy P-NAP facilities across a wide range of geographic regions, including foreign countries. Although the Company conducts market research in a geographic area before deploying a P-NAP facility, the Company does not enter into service contracts with customers prior to building a new P-NAP facility.

    THE COMPANY WILL INCUR ADDITIONAL EXPENSE ASSOCIATED WITH THE DEPLOYMENT OF NEW P-NAP FACILITIES AND THE COMPANY MAY BE UNABLE TO EFFECTIVELY INTEGRATE NEW P-NAP FACILITIES INTO ITS EXISTING NETWORK, WHICH COULD DISRUPT ITS
SERVICE. New P-NAP facilities, if completed, will result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from backbone providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if the Company does not institute adequate financial and managerial controls, reporting systems, and procedures with which to operate multiple facilities in geographically dispersed locations, its operations will be significantly harmed.

    BECAUSE THE COMPANY'S REVENUES DEPEND HEAVILY ON A FEW SIGNIFICANT CUSTOMERS, A LOSS OF MORE THAN ONE OF THESE SIGNIFICANT CUSTOMERS COULD REDUCE THE COMPANY'S REVENUES. The Company currently derives a substantial portion of its total revenues from a limited number of customers, and the revenues from these customers may not continue. For the quarter ended December 31, 1999, revenues from the Company's five largest customers represented approximately 25% of its total revenues. Typically, the agreements with the Company's customers are based on the Company's standard terms and conditions of service and generally have terms ranging from one year to three years. Revenues from these customers or from other customers that have accounted for a significant portion of the Company's revenues in past periods, individually or as a group, may not continue. If such revenues do continue, they may not reach or exceed historical levels in any future period. In addition, the Company may not succeed in diversifying its customer base in future periods. Accordingly, the Company may continue to derive a significant portion of its revenues from a relatively small number of customers. Further, the Company has had limited experience with the renewal of contracts by customers whose initial service contract terms have been completed and these customers may not renew their contracts with the Company.

    IF THE COMPANY IS UNABLE TO CONTINUE TO RECEIVE COST-EFFECTIVE SERVICE FROM ITS BACKBONE PROVIDERS, THE COMPANY MAY NOT BE ABLE TO PROVIDE ITS INTERNET CONNECTIVITY SERVICES ON PROFITABLE TERMS AND THESE BACKBONE PROVIDERS MAY NOT CONTINUE TO PROVIDE SERVICE TO THE COMPANY. In delivering its services, the Company relies on Internet backbones, which are built and operated by others. In order to be able to provide optimal routing to its customers through its P-NAP facilities, the Company must purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to the Company on a cost-effective basis, if at all, or that these providers will provide the Company with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that the Company could replace its Internet backbone providers on comparable terms.

    Currently, in each of its fully operational P-NAP facilities, the Company has connections to some combination of the following 11 backbone providers:
AT&T, Cable & Wireless USA, Inc., Global Crossing Telecommunications, Inc., GTE Internetworking, Inc., ICG Communications, Intermedia Communications Inc., PSINet, Inc., Qwest Communications International, Inc., Sprint Internet Services, UUNET, a MCI WorldCom Company, and Verio, Inc. The Company may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, the Company may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas in which the Company locates its P-NAP facilities.

    COMPETITION FROM MORE ESTABLISHED COMPETITORS WHO HAVE GREATER REVENUES COULD DECREASE ITS MARKET SHARE. The Internet connectivity services market is extremely competitive, and there are few substantial barriers to entry. The Company expects competition from existing competitors to intensify in the future, and the Company may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in its market. Many of the Company's existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than the Company does. As a result, the Company's competitors may have several advantages over the Company as it seeks to develop a greater market presence.

    The Company's competitors currently include backbone providers that provide connectivity services to the Company, including AT&T, Cable & Wireless USA, Global Crossing, GTE Internetworking, ICG Communications, Intermedia, PSINet, Qwest Communications International, Sprint, UUNET and Verio, regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers.

    In addition, if the Company is successful in implementing the Company's international expansion, the Company expects to encounter additional competition from international Internet service providers as well as international telecommunications companies.

    COMPETITION FROM NEW COMPETITORS COULD DECREASE THE COMPANY'S MARKET
SHARE. The Company also believes that new competitors will enter its market. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have announced plans to offer or expand, their network services. For example, GTE Internetworking, PSINet and Verio have expanded their Internet access products and services through acquisition. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place the Company at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

    PRICING PRESSURE COULD DECREASE THE COMPANY'S MARKET SHARE. Increased price competition or other competitive pressures could erode the Company's market share. The Company currently charges, and expects to continue to charge, more for its Internet connectivity services than its competitors. For example, the Company's current standard pricing is approximately 5% more than UUNET's current standard pricing and approximately 18% more than Sprint's current standard pricing. By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with the Company may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on the Company to decrease its prices. The Company may not be able to offset the effects of any such price reductions even with an increase in the number of its customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, the Company believes that the Internet connectivity industry is likely to encounter consolidation in the future. Consolidation could result in increased pressure on the Company to decrease its prices.

    A FAILURE IN THE COMPANY'S NETWORK OPERATIONS CENTER, P-NAP FACILITIES OR COMPUTER SYSTEMS WOULD CAUSE A SIGNIFICANT DISRUPTION IN THE PROVISION OF ITS INTERNET CONNECTIVITY SERVICES. Although the Company has taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. The Company's business depends on the efficient and uninterrupted operation of its network operations center, its P-NAP facilities and its computer and communications hardware systems and infrastructure. The Company currently has one network operations center located in Seattle, and it has 13 P-NAP facilities which are located in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, San Jose,

Seattle and Washington, D.C. metropolitan areas. If the Company experiences a problem at its network operations center, the Company may be unable to provide Internet connectivity services to its customers, provide customer service and support or monitor its network infrastructure and P-NAP facilities, any of which would seriously harm its business.

    BECAUSE THE COMPANY HAS NO EXPERIENCE OPERATING INTERNATIONALLY, ITS INTERNATIONAL EXPANSION MAY BE LIMITED. Although the Company currently operates in 12 domestic metropolitan markets, a key component of its strategy is to expand into international markets. The Company has no experience operating internationally. The Company may not be able to adapt its services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, the Company faces the following specific risks in its international business expansion plans:

    - difficulties in establishing and maintaining relationships with foreign backbone providers and local vendors, including co-location and local loop providers; and

    - difficulties in locating, building and deploying P-NAP facilities and a network operations center in foreign countries, including in the United Kingdom and the Netherlands where the Company plans to deploy facilities in 2000, and managing P-NAP facilities and network operations centers across disparate geographic areas.

    The Company may be unsuccessful in its efforts to address the risks associated with its currently proposed international operations, and its international sales growth may therefore be limited.

    THE COMPANY'S BRAND IS RELATIVELY NEW, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT THE COMPANY'S ABILITY TO COMPETE EFFECTIVELY. To successfully execute its strategy, the Company must strengthen its brand awareness. If the Company does not build its brand awareness, its ability to realize its strategic and financial objectives could be hurt. Many of the Company's competitors have well-established brands associated with the provision of Internet connectivity services. To date, the Company's market presence has been limited principally to the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, San Jose, Seattle and Washington D.C. metropolitan areas. To date, the Company has attracted its existing customers primarily through a relatively small sales force and word of mouth. In order to build its brand awareness, the Company intends to increase its marketing efforts significantly, which may not be successful, and the Company must continue to provide high quality services. As part of its brand building efforts, the Company expects to increase its marketing budget substantially as well as its marketing activities, including advertising, tradeshows, direct response programs and new P-NAP facility launch events.

    THE COMPANY IS DEPENDENT UPON ITS KEY EMPLOYEES AND MAY BE UNABLE TO ATTRACT OR RETAIN SUFFICIENT NUMBERS OF QUALIFIED PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of its executive management team and key technical personnel. The loss of any member of the Company's executive management team or a key technical employee, such as its Chief Executive Officer, Anthony Naughtin, its Chief Technology Officer, Christopher Wheeler, or its Chief Financial Officer, Paul McBride, could significantly harm the Company. Any of the Company's officers or employees can terminate his or her relationship with the Company at any time. To the extent the Company is able to expand its operations and deploy additional P-NAP facilities, its workforce will be required to grow. Accordingly, the Company's future success depends on the Company's ability to attract, hire, train and retain a substantial number of highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense. Consequently, the Company may not be successful in attracting, hiring, training and retaining the people the Company needs, which would seriously impede its ability to implement its business strategy.

    IF THE COMPANY IS NOT ABLE TO SUPPORT ITS RAPID GROWTH EFFECTIVELY, ITS EXPANSION PLANS MAY BE FRUSTRATED OR MAY FAIL. The Company's inability to manage growth effectively would seriously harm its plans to expand its Internet connectivity services into new markets. Since the introduction of its

Internet connectivity services, the Company has experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of its resources. For example, as of December 31, 1996 the Company had one operational P-NAP facility and nine employees compared to 12 operational P-NAP facilities and 299 full-time employees as of December 31, 1999. In addition, the Company had $44,000 in revenues for the period from May 1, 1996 to December 31, 1996 compared to $12.5 million in revenues for the year ended December 31, 1999. The Company expects its growth to continue to strain its management, operational and financial resources. For example, the Company may not be able to install adequate financial control systems in an efficient and timely manner, and its current or planned information systems, procedures and controls may be inadequate to support its future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on the Company's management and its internal resources. The Company's plans to rapidly deploy additional P-NAP facilities could place a significant strain on its management's time and resources.

    IF THE COMPANY FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY, THE COMPANY MAY LOSE RIGHTS TO SOME OF ITS MOST VALUABLE ASSETS. The Company relies on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary technology. InterNAP and P-NAP are trademarks of InterNAP which are registered in the United States. The United States Patent and Trademark Office, or USPTO, issued a patent in September 1999 relating to an initial patent application the Company filed on September 3, 1997. The patent is enforceable for a duration of 20 years from the date of filing, or until September 3, 2017. There can be no assurance that this patent or any future issued patent will provide significant proprietary protection or commercial advantage to the Company or that the USPTO will allow any additional or future claims. The Company has a second application pending and may file additional applications in the future. Additional claims that were included by amendment in the Company's initial application have now been included in its second patent application. The Company's patent and patent applications relate to its P-NAP facility technology. In addition, the Company has filed a corresponding international patent application under the Patent Cooperation Treaty.

    It is possible that any patents that have been or may be issued to the Company could still be successfully challenged by third parties, which could result in the Company's loss of the right to prevent others from exploiting the inventions claimed in those patents. Further, current and future competitors may independently develop similar technologies, duplicate the Company's services and products or design around any patents that may be issued to the Company. In addition, effective patent protection may not be available in every country in which the Company intends to do business.

    In addition to patent protection, the Company believes the protection of its copyrightable materials, trademarks and trade secrets is important to its future success. The Company relies on a combination of laws, such as copyright, trademark and trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect its proprietary rights. In particular, the Company generally enters into confidentiality agreements with its employees and nondisclosure agreements with its customers and corporations with whom the Company has strategic relationships. In addition, the Company generally registers its important trademarks with the USPTO to preserve their value and establish proof of its ownership and use of these trademarks. Any trademarks that may be issued to the Company may not provide significant proprietary protection or commercial advantage to the Company. Despite any precautions that the Company has taken, intellectual property laws and contractual restrictions may not be sufficient to prevent misappropriation of its technology or deter others from developing similar technology.

    THE COMPANY MAY FACE LITIGATION AND LIABILITY DUE TO CLAIMS OF INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY RIGHTS. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company's business. Any claims that the Company's services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of the Company's technical and management personnel or require the Company to enter into royalty or licensing agreements, any of which could significantly harm its operating results. In addition, in its customer agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringement of patents, trademarks or copyrights of third parties. If a claim against the Company were to be successful and the Company were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign its products to avoid infringement, its ability to compete successfully in its competitive market would be impaired.

    BECAUSE THE COMPANY DEPENDS ON THIRD PARTY SUPPLIERS FOR KEY COMPONENTS OF ITS NETWORK INFRASTRUCTURE, FAILURES OF THESE SUPPLIERS TO DELIVER THEIR COMPONENTS AS AGREED COULD HINDER ITS ABILITY TO PROVIDE ITS SERVICES ON A COMPETITIVE AND TIMELY BASIS. Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect the Company's ability to provide its Internet connectivity services on a competitive and timely basis. The Company is dependent on other companies to supply various key components of its infrastructure, including the local loops between its P-NAP facilities and its Internet backbone providers and between its P-NAP facilities and its customers' networks. In addition, the routers and switches used in the Company's network infrastructure are currently supplied by a limited number of vendors, including Cisco Systems, Inc. Additional sources of these products may not be available in the future on satisfactory terms, if at all. The Company purchases these products pursuant to purchase orders placed from time to time. The Company does not carry significant inventories of these products, and the Company has no guaranteed supply arrangements with its vendors. The Company has in the past experienced delays in receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected us, but these delays could affect the Company's ability to deploy P-NAP facilities in the future on a timely basis. If Cisco Systems does not provide the Company with its routers, or if the Company's limited source suppliers fail to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services the Company uses in its network infrastructure, the Company may be unable to meet its customer service commitments.

    THE COMPANY MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO THE COMPANY. The expansion and development of the Company's business will require significant capital, which the Company may be unable to obtain, to fund its capital expenditures and operations, including working capital needs. The Company's principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as routers, telecommunications equipment and other computer equipment. The timing and amount of the Company's future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in its industry. During the next 12 months, the Company expects to meet its cash requirements with existing cash, cash equivalents, short-term investments and cash flow from sales of its services. However, the Company's capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the ability to expand its customer base, the rate of deployment of additional P-NAP facilities and other factors. If the Company's capital requirements vary materially from those currently planned, or if the Company fails to generate sufficient cash flow from the sales of its services, the Company may require additional financing sooner than anticipated or the Company may have to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities.

    The Company may not be able to obtain future equity or debt financing on favorable terms, if at all. In addition, the Company's credit agreement contains covenants restricting its ability to incur further indebtedness. Future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require the Company to pledge assets as security for borrowings thereunder. The Company's inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of its business.

    THE COMPANY MAY FIND IT DIFFICULT TO INTEGRATE POTENTIAL FUTURE ACQUISITIONS, WHICH COULD DISRUPT ITS BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT ITS OPERATING RESULTS. The Company may acquire businesses and/or technology in the future, which would complicate its management's tasks. The Company may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. The Company's failure to successfully manage future acquisitions could seriously harm its business. Also, the Company's existing shareholders would be diluted if the Company financed the acquisitions by issuing equity securities.

                    RISKS RELATED TO THE COMPANY'S INDUSTRY

    BECAUSE THE DEMAND FOR THE COMPANY'S SERVICES DEPENDS ON CONTINUED GROWTH IN USE OF THE INTERNET, A SLOWING OF THIS GROWTH COULD HARM THE DEVELOPMENT OF THE DEMAND FOR THE COMPANY'S SERVICES. Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business market the Company targets. Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business related Internet solutions to further develop could cause the Company's revenues to grow more slowly than anticipated and reduce the demand for its services.

    BECAUSE THE INTERNET CONNECTIVITY MARKET IS NEW AND ITS VIABILITY IS UNCERTAIN, THERE IS A RISK THE COMPANY'S SERVICES MAY NOT BE ACCEPTED. The Company faces the risk that the market for high performance Internet connectivity services might fail to develop, or develop more slowly than expected, or that its services may not achieve widespread market acceptance. This market has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of entrants. There is significant uncertainty as to whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Furthermore, the Company may be unable to market and sell its services successfully and cost-effectively to a sufficiently large number of customers. The Company typically charges more for its services than do its competitors, which may affect market acceptance of its services. Finally, if the Internet becomes subject to a form of central management, or if the Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between backbones, the problems of congestion, latency and data loss addressed by the Company's Internet connectivity services could be largely resolved and its core business rendered obsolete.

    IF THE COMPANY IS UNABLE TO RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, THE COMPANY MAY LOSE OR FAIL TO ESTABLISH A COMPETITIVE ADVANTAGE IN ITS MARKET. The Internet connectivity industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. The Company may be unable to successfully use or develop new technologies, adapt its network infrastructure to changing customer requirements and industry standards, introduce new services or enhance its existing services on a timely basis. Furthermore, new technologies or enhancements that the Company uses or develops may not gain market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense, and the Company may be unable to successfully adapt its network and services to alternate access devices and technologies.

    If its services do not continue to be compatible and interoperable with products and architectures offered by other industry members, the Company's ability to compete could be impaired. The Company's ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of its services with products and architectures offered by various other industry participants. Although the Company intends to support emerging standards in the market for Internet connectivity, there can be no assurance that the Company will be able to conform to new standards in a timely fashion, if at all, or maintain a competitive position in the market.

    NEW TECHNOLOGIES COULD DISPLACE THE COMPANY'S SERVICES OR RENDER THEM OBSOLETE. New technologies and industry standards have the potential to replace or provide lower cost alternatives to the Company's services. The adoption of such new technologies or industry standards could render the Company's existing services obsolete and unmarketable. For example, the Company's services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Transmission Control Protocol/Internetwork Protocol, or TCP/IP. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render the Company's services obsolete and unmarketable. The Company's failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt its business. Further, the Company anticipates the introduction of other new technologies, such as telephone and facsimile capabilities, private networks, multimedia document distribution and transmission of audio and video feeds, requiring broadband access to the Internet, but there can be no assurance that such technologies will create opportunities for the Company.

    SERVICE INTERRUPTIONS CAUSED BY SYSTEM FAILURES COULD HARM CUSTOMER RELATIONS, EXPOSE THE COMPANY TO LIABILITY AND INCREASE THE COMPANY'S CAPITAL COSTS. Interruptions in service to the Company's customers could harm the Company's customer relations, expose the Company to potential lawsuits and require the Company to spend more money adding redundant facilities. The Company's operations depend upon its ability to protect its customers' data and equipment, its equipment and its network infrastructure, including its connections to its backbone providers, against damage from human error or "acts of God." Even if the Company takes precautions, the occurrence of a natural disaster or other unanticipated problem could result in interruptions in the services the Company provides to its customers.

    CAPACITY CONSTRAINTS COULD CAUSE SERVICE INTERRUPTIONS AND HARM CUSTOMER RELATIONS. Failure of the backbone providers and other Internet infrastructure companies to continue to grow in an orderly manner could result in capacity constraints leading to service interruptions to the Company's customers. Although the national telecommunications networks and Internet infrastructures have historically developed in an orderly manner, there is no guarantee that this orderly growth will continue as more services, users and equipment connect to the networks. Failure by the Company's telecommunications and Internet service providers to provide the Company with the data communications capacity it requires could cause service interruptions.

    THE COMPANY'S NETWORK AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN ITS LIABILITY FOR DAMAGES AND HARM ITS REPUTATION. Despite the implementation of network security measures, the core of the Company's network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in the Company's liability for damages, and its reputation could suffer, thereby deterring potential customers from working with the Company. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to the Company's customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in the Company's computer systems and in those of its customers.

    Although the Company intends to continue to implement industry-standard security measures, in the past some of these industry-standard measures have occasionally been circumvented by third parties, although not in its system. Therefore, there can be no assurance that the measures the Company implements will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to the Company's customers, which could hurt its business.

    SHOULD THE GOVERNMENT MODIFY OR INCREASE ITS REGULATION OF THE INTERNET, THE PROVISION OF ITS SERVICES COULD BECOME MORE COSTLY. There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, international, federal, state and local governments may adopt laws and regulations, which affect the Internet. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for the Company's services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business on the Internet or in some other manner have a significantly harmful effect on the Company or its customers. The government may also seek to regulate some segments of the Company's activities as it has with basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The index to our Consolidated Financial Statements, Financial Schedules, and the Report of the Independent Accountants appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Executive Officers

        Please refer to the Section entitled "Executive Officers" in Part I,
       Item 1 hereof.

    (b) Directors

        The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required by Part III, Item 11, is included in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by Part III, Item 12, is included in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain of the Company's relationships and related transactions is included in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) FINANCIAL STATEMENTS.

        The following Consolidated Financial Statements and Report of Independent Auditors are incorporated by reference to pages F-1 through F-22 of this Form 10-K:

        The consolidated balance sheets for the years ended December 31, 1998 and 1999, and the consolidated statements of operations, statements of shareholders' (deficit) equity and cash flows for each of the years in the three year period ended December 31, 1999, together with the notes thereto.

    (a) (2) SCHEDULES.

      SCHEDULE
       NUMBER
---------------------
    1.1+                Report of Independent Accountants on Financial Statement
                        Schedule.
    1.2+                Valuation and qualifying accounts and reserves.

------------------------

+ Incorporated by reference to designated schedule included with the Company's Registration Statement on Form S-1, File No. 333-95503.

    (a) (3) EXHIBITS.

        EXHIBIT
        NUMBER                                    DESCRIPTION
-----------------------   ------------------------------------------------------------
 3.1+                     Amended and Restated Articles of Incorporation of InterNAP.

 3.2+                     Bylaws of InterNAP.

10.1*                     Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers.

10.2*-                    1999 Non-Employee Directors' Stock Option Plan.

10.3*-                    Form of 1999 Employee Stock Purchase Plan.

10.4*-                    1999 Employee Stock Purchase Plan.

10.5*-                    1999 Stock Option/Stock Issuance Plan.

10.6+-                    Amended 1999 Equity Incentive Plan (Exhibit 10.7).

10.7*-                    Form of 1999 Equity Incentive Plan Stock Option Agreement
                          (Exhibit 10.8).

10.8+                     Lease Agreement, dated June 1, 1996, between Registrant and
                          Sixth & Virginia Properties, as amended by Lease
                          Modification No. 1, dated May 1, 1998, as amended by Lease
                          Modification No. 2 dated September 1, 1998, as amended by
                          Lease Modification No. 3, dated December 20, 1999 (Exhibit
                          10.10).

10.9*                     Form of Employee Confidentiality, Nonraiding and
                          Noncompetition Agreement used between Registrant and its Executive Officers (Exhibit 10.11).

10.10+                    Amended and Restated Investor Rights Agreement, dated
                          October 4, 1999 (Exhibit 10.17).

10.11*                    Amended and Restated Loan and Security Agreement, dated June
                          30, 1999, between Registrant and Silicon Valley Bank
                          (Exhibit 10.19).

10.12+                    Master Agreement to Lease Equipment, dated January 20, 1998 between Registrant and Cisco Systems Capital Corporation, as amended on November 17, 1999 (Exhibit 10.20).

10.13+-                   Letter Agreement dated September 7, 1999 between Richard K.
                          Cotton and Registrant (Exhibit 10.25).

10.14*                    Master Loan and Security Agreement, dated August 23, 1999
                          between Registrant and Finova Capital Corporation (Exhibit
                          10.26).

10.15*                    Common Stock and Warrant Purchase Agreement, dated September
                          17, 1999, between Registrant and Inktomi Corporation
                          (Exhibit 10.27).

10.16+                    Warrant, dated December 22, 1999, issued to S.L. Partners,
                          Inc (Exhibit 10.28).

10.17+                    Form of Warrant issued to Paul Canniff, David Cornfield,
                          Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D.
                          Shurtleff, Jr. and Todd Warren (Exhibit 10.29).

21.1+                     List of Subsidiaries.

23.1                      Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.

27.1+                     Financial Data Schedule.

------------------------

* Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-84035.

+ Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-95503.

-  Management contract or compensatory plan.

    (b) REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K for the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INTERNAP NETWORK SERVICES CORPORATION

                                                       By            /s/ ANTHONY C. NAUGHTIN
                                                            -----------------------------------------
                                                                       Anthony C. Naughtin
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
               /s/ ANTHONY C. NAUGHTIN                 Chief Executive Officer and
     -------------------------------------------         President (Principal            March 22, 2000
                 Anthony C. Naughtin                     Executive Officer)

                                                       Chief Financial Officer and
                 /s/ PAUL E. MCBRIDE                     Vice President of Finance
     -------------------------------------------         (Principal Finance and          March 22, 2000
                   Paul E. McBride                       Accounting Officer)

                /s/ EUGENE EIDENBERG                   Chairman of the Board
     -------------------------------------------                                         March 22, 2000
                  Eugene Eidenberg

               /s/ WILLIAM J. HARDING                  Director
     -------------------------------------------                                         March 22, 2000
                 William J. Harding

                /s/ FREDRIC W. HARMAN                  Director
     -------------------------------------------                                         March 22, 2000
                  Fredric W. Harman

              /s/ ROBERT J. LUNDAY, JR.                Director
     -------------------------------------------                                         March 22, 2000
                Robert J. Lunday, Jr.

                  /s/ KEVIN L. OBER                    Director
     -------------------------------------------                                         March 22, 2000
                    Kevin L. Ober

            /s/ ROBERT D. SHURTLEFF, JR.               Director
     -------------------------------------------                                         March 22, 2000
              Robert D. Shurtleff, Jr.

                     INTERNAP NETWORK SERVICES CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Balance Sheet...............................................    F-3
Statement of Operations.....................................    F-4
Statement of Shareholders' Equity (Deficit).................    F-5
Statement of Cash Flows.....................................    F-6
Notes to Financial Statements...............................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
InterNAP Network Services Corporation

    In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of InterNAP Network Services Corporation at December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington
January 22, 2000

                     INTERNAP NETWORK SERVICES CORPORATION

                                 BALANCE SHEET

                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  275    $155,184
  Short-term investments....................................       --      50,168
  Accounts receivable, net of allowance of $65, and $206,
  respectively..............................................      766       4,084
  Prepaid expenses and other assets.........................      280       1,144
                                                               ------    --------
      Total current assets..................................    1,321     210,580
Property and equipment, net.................................    5,828      28,811
Patents and trademarks, net.................................       48         142
Investments.................................................       --       5,050
Deposits and other assets, net..............................      290         963
                                                               ------    --------
      Total assets..........................................   $7,487    $245,546
                                                               ======    ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $2,603    $  7,278
  Accrued liabilities.......................................      713       4,209
  Deferred revenue..........................................      284          22
  Note payable, current portion.............................       --       1,021
  Line of credit............................................      650       1,525
  Capital lease obligations, current portion................    1,331       6,613
                                                               ------    --------
      Total current liabilities.............................    5,581      20,668
Note payable, less current portion..........................       --       2,861
Capital lease obligations, less current portion.............    2,342      11,517
                                                               ------    --------
      Total liabilities.....................................    7,923      35,046
                                                               ------    --------
Commitments and contingencies
Shareholders' equity (deficit):
  Convertible preferred stock, $.001 par value, authorized
    100,139 and 10,000 shares, respectively; 39,291 and no
    shares issued and outstanding, respectively; aggregate
    liquidation preference of $8,466 and $0, respectively...       39          --
  Common stock, $.001 par value, authorized 100,000 and
    500,000 shares, respectively; 6,673, and 132,089 shares
    issued and outstanding, respectively....................        7         132
  Additional paid-in capital................................    9,553     287,054
  Deferred stock compensation...............................     (494)    (17,228)
  Accumulated deficit.......................................   (9,541)    (59,458)
                                                               ------    --------
      Total shareholders' equity (deficit)..................     (436)    210,500
                                                               ------    --------
      Total liabilities and shareholders' equity
      (deficit).............................................   $7,487    $245,546
                                                               ======    ========

   The accompanying notes are an integral part of these financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                            STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $ 1,045    $ 1,957    $ 12,520
                                                              -------    -------    --------
Costs and expenses:
  Cost of network and customer support......................    1,092      3,216      27,412
  Product development.......................................      389        754       3,919
  Sales and marketing.......................................      261      2,822      17,523
  General and administrative................................      713      1,910       8,328
  Amortization of deferred stock compensation...............       --        205       7,569
                                                              -------    -------    --------
    Total operating costs and expenses......................    2,455      8,907      64,751
                                                              -------    -------    --------
  Loss from operations......................................   (1,410)    (6,950)    (52,231)
Other income (expense):
  Interest income...........................................       36        169       3,388
  Interest and financing expense............................     (235)       (90)     (1,074)
  Loss on disposal of assets................................       --       (102)         --
                                                              -------    -------    --------
    Net loss................................................  $(1,609)   $(6,973)   $(49,917)
                                                              =======    =======    ========
Basic and diluted net loss per share........................  $  (.24)   $ (1.04)   $  (1.31)
                                                              =======    =======    ========
Weighted average shares used in computing basic and diluted
  net loss per share........................................    6,666      6,673      37,994
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                   FROM JANUARY 1, 1997 TO DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                                                        CONVERTIBLE
                                                  CLASS A AND            PREFERRED              COMMON
                                                    B UNITS                STOCK                 STOCK
                                              -------------------   -------------------   -------------------   ADDITIONAL
                                                           PAR                   PAR                   PAR       PAID-IN
                                               UNITS      VALUE      SHARES     VALUE      SHARES     VALUE      CAPITAL
                                              --------   --------   --------   --------   --------   --------   ----------
Balances, January 1, 1997...................   12,000     $   12         --     $   --         --    $    --     $    990
Exchange of Class A Units for common stock
  at an exchange ratio of 1:1.667...........   (4,000)        (4)        --         --      6,666          7           (3)
Exchange of Class B Units for Series A
  preferred stock at an exchange ratio of
  1:1.667...................................   (8,000)        (8)    13,333         13         --         --           (5)
Convertible notes payable and accrued
  interest converted to Series B preferred
  stock.....................................       --         --      1,855          2         --         --          555
Value ascribed to bridge financing
  warrants..................................       --         --         --         --         --         --          124
Issuance of Series B preferred stock, net of
  issuance costs of $47.....................       --         --     19,203         19         --         --        5,695
Net loss....................................       --         --         --         --         --         --           --
                                              -------     ------    -------     ------    -------    -------     --------
Balances, December 31, 1997.................       --         --     34,391         34      6,666          7        7,356
Issuance of Series B preferred stock, net of
  issuance costs of $21.....................       --         --      4,667          4         --         --        1,374
Issuance of common stock to an employee.....       --         --         --         --          7         --            1
Value ascribed to lease financing
  warrants..................................       --         --         --         --         --         --           54
Exercise of warrants to purchase Series B
  preferred stock...........................       --         --        233          1         --         --           69
Deferred compensation related to grants of
  stock options.............................       --         --         --         --         --         --          699
Amortization of deferred stock
  compensation..............................       --         --         --         --         --         --           --
Net Loss....................................       --         --         --         --         --         --           --
                                              -------     ------    -------     ------    -------    -------     --------
Balances, December 31, 1998.................       --         --     39,291         39      6,673          7        9,553
Issuances of Series C preferred stock, net
  of issuance costs of $85..................       --         --     59,260         60         --         --       31,850
Issuance of common stock, net of issuance
  costs of $17,866..........................       --         --         --         --     24,000         24      220,616
Exercise of warrants to purchase Series B
  preferred stock...........................       --         --        402         --         --         --          120
Exercise of employee stock options..........       --         --         --         --      2,065          2           76
Deferred compensation related to grants of
  stock options.............................       --         --         --         --         --         --       24,303
Amortization of deferred stock
  compensation..............................       --         --         --         --         --         --           --
Value ascribed to standby credit facility
  warrants..................................       --         --         --         --         --         --          536
Conversion of preferred stock to common
  stock.....................................       --         --    (98,953)       (99)    98,953         99           --
Cashless exercise of warrants to purchase
  common stock..............................       --         --         --         --        398         --           --
Net loss....................................       --         --         --         --         --         --           --
                                              -------     ------    -------     ------    -------    -------     --------
Balances, December 31, 1999.................       --     $   --         --     $   --    132,089    $   132     $287,054
                                              =======     ======    =======     ======    =======    =======     ========


                                                DEFERRED      ACCUMUL
                                                  STOCK         ATED
                                              COMPENSATION    DEFICIT     TOTAL
                                              -------------   --------   --------
Balances, January 1, 1997...................    $     --      $  (959)   $     43
Exchange of Class A Units for common stock
  at an exchange ratio of 1:1.667...........          --           --          --
Exchange of Class B Units for Series A
  preferred stock at an exchange ratio of
  1:1.667...................................          --           --          --
Convertible notes payable and accrued
  interest converted to Series B preferred
  stock.....................................          --           --         557
Value ascribed to bridge financing
  warrants..................................          --           --         124
Issuance of Series B preferred stock, net of
  issuance costs of $47.....................          --           --       5,714
Net loss....................................          --       (1,609)     (1,609)
                                                --------      --------   --------
Balances, December 31, 1997.................          --       (2,568)      4,829
Issuance of Series B preferred stock, net of
  issuance costs of $21.....................          --           --       1,378
Issuance of common stock to an employee.....          --           --           1
Value ascribed to lease financing
  warrants..................................          --           --          54
Exercise of warrants to purchase Series B
  preferred stock...........................          --           --          70
Deferred compensation related to grants of
  stock options.............................        (699)          --          --
Amortization of deferred stock
  compensation..............................         205           --         205
Net Loss....................................          --       (6,973)     (6,973)
                                                --------      --------   --------
Balances, December 31, 1998.................        (494)      (9,541)       (436)
Issuances of Series C preferred stock, net
  of issuance costs of $85..................          --           --      31,910
Issuance of common stock, net of issuance
  costs of $17,866..........................          --           --     220,640
Exercise of warrants to purchase Series B
  preferred stock...........................          --           --         120
Exercise of employee stock options..........          --           --          78
Deferred compensation related to grants of
  stock options.............................     (24,303)          --          --
Amortization of deferred stock
  compensation..............................       7,569           --       7,569
Value ascribed to standby credit facility
  warrants..................................          --           --         536
Conversion of preferred stock to common
  stock.....................................          --           --          --
Cashless exercise of warrants to purchase
  common stock..............................          --           --          --
Net loss....................................          --      (49,917)    (49,917)
                                                --------      --------   --------
Balances, December 31, 1999.................    $(17,228)     $(59,458)  $210,500
                                                ========      ========   ========

   The accompanying notes are an integral part of these financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                            STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,609)   $(6,973)   $(49,917)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      297        725       4,808
    Loss on disposal of assets..............................       --        102          --
    Non-cash interest and financing expense.................      146          7         553
    Provision for doubtful accounts.........................       27        140         212
    Non-cash compensation expense...........................       --        205       7,569
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (224)      (678)     (3,531)
    Prepaid expenses and other assets.......................       38       (391)     (1,762)
    Accounts payable........................................       82        721       6,016
    Deferred revenue........................................       84        200        (262)
    Accrued liabilities.....................................       37        619       2,496
                                                              -------    -------    --------
      Net cash used in operating activities.................   (1,122)    (5,323)    (33,818)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (93)      (794)    (12,905)
  Deposits on property and equipment........................       --        (58)         --
  Purchase of investments...................................       --         --     (65,214)
  Redemption of investments.................................       --         --       9,995
  Payments for patents and trademarks.......................      (48)        (3)        104
                                                              -------    -------    --------
      Net cash used in investing activities.................     (141)      (855)    (68,020)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loan and line of credit.........      180         --       1,100
  Repayment of shareholder loan and line of credit..........     (180)        --      (1,100)
  Issuance of notes payable.................................       --         --       4,237
  Principal payments on note payable........................      (34)       (34)       (355)
  Net increase (decrease) in line of credit.................       --        650         875
  Payments on capital lease obligations.....................     (327)      (534)     (2,186)
  Proceeds from equipment leaseback financing...............       --        153         428
  Proceeds from exercise of stock options...................       --         --          78
  Proceeds from issuance of convertible notes payable.......      660         --          --
  Principal payments on convertible note payable............     (125)        --          --
  Proceeds from issuance of and exercise of warrants to
    purchase preferred stock, net of issuance costs.........    5,714      1,448      32,030
  Proceeds from issuance of common stock, net of issuance
    costs...................................................       --         --     221,640
                                                              -------    -------    --------
      Net cash provided by financing activities.............    5,888      1,683     256,747
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........    4,625     (4,495)    154,909
Cash and cash equivalents at beginning of period............      145      4,770         275
                                                              -------    -------    --------
Cash and cash equivalents at end of period..................  $ 4,770    $   275    $155,184
                                                              =======    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $   103    $    82    $    413
                                                              =======    =======    ========
  Purchase of property and equipment financed with capital
    leases..................................................  $   260    $ 3,606    $ 15,857
                                                              =======    =======    ========
  Purchase of property and equipment included in accounts
    payable.................................................  $    --    $ 1,537    $    196
                                                              =======    =======    ========
  Conversion of convertible notes to Series B preferred
    stock...................................................  $   535    $    --    $     --
                                                              =======    =======    ========
  Conversion of preferred stock to common stock.............  $    --    $    --    $     99
                                                              =======    =======    ========
  Value ascribed to warrants................................  $   124    $    54    $    536
                                                              =======    =======    ========
  Accrued private placement fee.............................  $    --    $    --    $  1,000
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    InterNAP Network Services Corporation (the "Company") was originally incorporated in the State of Washington as a limited liability company ("LLC") in May 1996. The Company was re-incorporated in the State of Washington in October 1997 as a C corporation without changing its ownership. The Articles of Incorporation were amended in January and October 1999 to change the amount of authorized common and preferred stock. In December 1999, the Company incorporated a wholly-owned subsidiary in the United Kingdom, InterNAP Network Services U.K. Limited, however there was no activity in the subsidiary through December 31, 1999. In December 1999, a 100% stock dividend was declared on the Company's common stock to be paid in January 2000. Accordingly, the number of shares disclosed in the financial statements and related notes have been adjusted to reflect the latest amendment and stock dividend for all periods presented.

    The Company is a leading provider of fast, reliable and centrally managed Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of the Company's Private-Network Access Points facilities ("P-NAP facilities") have their data optimally routed to and from destinations on the Internet in a manner that minimizes the use of congested public network access points and private peering points.

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

CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

    The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its securities as available-for-sale which are reported at fair market value with the related unrealized gains and losses included in shareholders' equity (deficit). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Interest and dividends on all securities are included in interest income. The fair value of the Company's investments are based on quoted market prices. The carrying value of those investments approximates their fair value. At December 31, 1999, investments consisted of commercial paper and government securities.

    The Company invests its cash and cash equivalents in deposits with two financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments.

                     INTERNAP NETWORK SERVICES CORPORATION

1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

    The Company extends trade credit terms to its customers based upon a credit analysis performed by management. Further credit reviews are done on a periodic basis as necessary. Generally, collateral is not required on accounts receivable, however, advance deposits are collected for accounts considered credit risks.

    The Company had no customers representing over 10% of its 1999 revenues or 10% of its accounts receivable at December 31, 1999. The Company had two significant customers representing approximately 13.6% and 9.6% of 1998 revenues and 9.9% and 11.0% of accounts receivable at December 31, 1998. Additionally, the Company had a single customer which is billed for its quarterly services in advance and, as a result, comprised 23.4% of accounts receivable at December 31, 1998. During 1997, the Company had a significant customer representing 18.1% of revenues. In addition, a significant customer that represented 20.8% of 1997 revenues declared bankruptcy during 1998. Consequently, the Company did not recognize significant revenue from this customer during 1998 and the accounts receivable balance at December 31, 1997, for which a reserve was provided for in the allowance for doubtful accounts, was written off during 1998 when it was determined that the Company would not be able to recover the balance.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, and the line of credit are carried at cost. The Company's short-term financial instruments approximate fair value due to their relatively short maturities. The carrying value of the Company's long-term financial instruments approximate fair value as the interest rates approximate current market rates of similar debt or investments.

PROPERTY AND EQUIPMENT

    Property and equipment consists principally of routers, telecommunications equipment and other computer equipment. Network equipment and furniture and equipment are carried at original acquisition cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations in the year of disposition.

    Direct construction costs of each P-NAP facility, including equipment and labor costs, are capitalized during the construction period. In addition, the Company capitalizes interest costs as part of the cost of its P-NAP facilities when the P-NAP facilities require an extended period of time to ready them for their intended use. During 1998 and 1999, the Company capitalized approximately $78,000 and $177,000 of labor costs and $34,000 and $108,000 of interest costs, respectively, related to the construction of several P-NAP facilities. These costs are included as part of the cost of the network equipment.

    The Company currently purchases the majority of its network equipment from one vendor. The Company does not carry significant inventory of such equipment. Failure to obtain the network equipment when required could negatively impact the Company's operating results until an alternative

                     INTERNAP NETWORK SERVICES CORPORATION

1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) supply source is established. Although there are a limited number of other suppliers, there can be no assurance that such equipment would be available and on comparable terms.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and the post-implementation stage. During 1998 and 1999, the Company capitalized approximately $76,000 and $230,000 of internal development costs incurred during the application development stage of certain software. These costs are included as part of the cost of network equipment.

PATENTS AND TRADEMARKS

    Capitalized patent and trademark costs represent professional fees incurred for patent and trademark filings and are capitalized at cost. Patents and trademarks are amortized over 15 years. At December 31, 1998 and 1999, $47,797 and $142,154 of capitalized patent and trademark costs, net of accumulated amortization of $3,698 and $9,872, are included in the Company's financial statements.

VALUATION OF LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment, patents and trademarks, and other assets. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair market values would be reduced by the cost of disposal.

INCOME TAXES

    The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

DEBT ISSUED WITH STOCK PURCHASE WARRANTS

    Proceeds from debt issued with stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is based on the Black-Scholes option pricing model. The portion of the proceeds allocated to the warrants is amortized to interest expense over the term of the related debt using the effective interest method. When the Company issues stock purchase warrants in conjunction with obtaining a lease financing line of credit, the fair value of the warrants, based on the Black-Scholes option pricing model, is included as a deferred financing cost in deposits and other assets and is amortized to interest expense over the term of the lease line using the straight-line method. At December 31, 1998 and 1999, $46,934 and $29,469

                     INTERNAP NETWORK SERVICES CORPORATION

1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of deferred financing costs, net of accumulated amortization of $7,525 and $24,990, are included in deposits and other assets, net.

STOCK-BASED COMPENSATION

    Employee stock options are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and related interpretations.

REVENUE RECOGNITION

    The Company recognizes service revenues as they are earned. Revenues from initial installation of customer network connections are recognized when installations are complete. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings for flat rate customers.

PRODUCT DEVELOPMENT COSTS

    Product development costs are primarily related to network engineering costs associated with changes to the functionality of the Company's proprietary services and network architecture. Such costs that do not qualify for capitalization are expensed as incurred. Research and development costs are expensed as incurred. Included in product development costs are research and development costs which for the years ended December 31, 1997, 1998 and 1999 amounted to approximately $389,000, $708,000 and $3,079,000, respectively.

ADVERTISING COSTS

    The Company expenses advertising costs as they are incurred. Advertising expense for 1997, 1998 and 1999 was $16,000, $63,000 and $1,790,000,
respectively.

COMPREHENSIVE INCOME

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. SFAS No. 130 had no impact on the Company and, accordingly, a separate statement of comprehensive income has not been presented.

NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all outstanding convertible preferred stock, warrants to purchase convertible preferred stock, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

                     INTERNAP NETWORK SERVICES CORPORATION

1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net loss....................................................  $(1,609)   $(6,973)   $(49,917)
                                                              =======    =======    ========
Basic and diluted:
  Weighted average shares of common stock outstanding used
    in computing basic and diluted net loss per share.......    6,666      6,673      37,994
                                                              =======    =======    ========
  Basic and diluted net loss per share......................  $  (.24)   $ (1.04)   $  (1.31)
                                                              =======    =======    ========
  Antidilutive securities not included in diluted net loss
    per share calculation:
      Convertible preferred stock...........................   34,391     39,291          --
      Options to purchase common stock......................       --      6,823      15,441
      Warrants to purchase common and Series B preferred
        stock...............................................    1,572      1,588       1,924
      Unvested shares of common stock subject to
        repurchase..........................................       --         --          54
                                                              -------    -------    --------
                                                               35,963     47,702      17,419
                                                              =======    =======    ========

SEGMENT INFORMATION

    The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The Company's operations consist of Internet connectivity services, other ancillary services, such as co-location, web hosting and server management, and installation services. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS
No. 133, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on the Company's financial position, results of operations and cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the

                     INTERNAP NETWORK SERVICES CORPORATION

1. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 would have no material effect on the financial position or results of operations of the Company.

2. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Network equipment..........................................   $1,150    $ 4,665
Network equipment under capital lease......................    4,465     20,095
Furniture, equipment and software..........................      424      6,717
Furniture, equipment and software under capital lease......      142      1,164
Leasehold improvements.....................................      688      2,009
                                                              ------    -------
                                                               6,869     34,650
Less: Accumulated depreciation and amortization ($952 and
  $4,851 related to capital leases at December 31, 1998 and
  1999, respectively)......................................   (1,041)    (5,839)
                                                              ------    -------
Property and equipment, net................................   $5,828    $28,811
                                                              ======    =======

    Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 amounted to $297,000, $721,000 and $4,798,000, respectively.
Assets under capital leases are pledged as collateral for the underlying lease agreements.

3. ACCRUED LIABILITIES:

    Accrued liabilities consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                             -----------------------
                                                               1998           1999
                                                             --------       --------
Compensation payable.......................................    $567          $2,729
Taxes payable..............................................      95              49
Private placement fee......................................      --           1,000
Other......................................................      51             431
                                                               ----          ------
                                                               $713          $4,209
                                                               ====          ======

4. FINANCING ARRANGEMENTS:

    During 1997, the Company entered into a series of convertible notes payable (the "Bridge Financing Agreements") to finance working capital equipment requirements prior to the sale of Series B preferred stock. The total amount borrowed under the Bridge Financing Agreements was $660,000. The Bridge Financing Agreements had various due dates within 1997, with interest at 9% per year. The Bridge Financing Agreements were either converted to Series B preferred stock or repaid during 1997 and there were no amounts outstanding at December 31, 1997. In connection with the Bridge Financing Agreements, the Company issued warrants to purchase 1,571,158 shares of Series B preferred stock at a price of $.30 per share, which resulted in financing expense of $124,310.

                     INTERNAP NETWORK SERVICES CORPORATION

4. FINANCING ARRANGEMENTS: (CONTINUED)
    The Company also entered into an agreement during 1997 with a shareholder to provide a $250,000 working capital line of credit. During 1997, the Company borrowed $180,000 on the line and recorded interest expense of $5,020. All amounts borrowed under the working capital line of credit were repaid during 1997.

    At December 31, 1997, the Company had a note payable due to a lessor for leasehold improvements in the amount of $34,444, which was repaid in full during 1998. The note included interest at 10% and was guaranteed by certain shareholders and officers of the Company.

    In January 1999, the Company borrowed $1,100,000 from two existing shareholders as a bridge loan until the completion of the Series C financing. Interest on these notes was at prime plus 2% and was repaid in full, plus accrued interest, during February of 1999.

    During November 1997, the Company entered into a line of credit agreement (the "Line") with a bank allowing aggregate borrowings of up to $750,000 for the purchase of equipment and for working capital. The Line was collateralized by the assets of the Company and interest was payable at prime plus 1%. The Line required interest only payments monthly and matured in May 1999. At
December 31, 1998, the Company had $650,000 outstanding on the Line.

    During July 1999, the Company amended the existing line of credit and established a new line of credit (the "New Line") with the same financial institution. The New Line allows the Company to borrow up to $3,000,000, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The New Line requires monthly payments of interest only at prime plus 1.0% (9.5% at December 31, 1999) and matures on June 30, 2000. Events of default for the New Line include failure to maintain certain financial covenants or a material adverse change in the financial position of the Company. A material adverse change is defined as a material impairment in the perfection or priority of the bank's collateral or a material impairment of the prospect of repayment of the New Line. During 1999, the Company refinanced $650,000 outstanding under the New Line and borrowed an additional $875,000 under the New Line during 1999.

    The bank line of credit agreement requires that the Company provide audited financial statements prior to March 31 of each year. The December 31, 1998 financial statements were issued subsequent to March 31, 1999 and, accordingly, resulted in a violation of this covenant. The Company has obtained a waiver for this violation from the bank.

    During August 1999, the Company entered into an equipment financing arrangement with a finance company which allows borrowings of up to $5,000,000 for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3,500,000 for equipment costs and $1,500,000 for the acquisition of software and other P-NAP and facility costs. Loans under the $3,500,000 sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes (13.7% at December 31, 1999). Loans under the $1,500,000 sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes (14.0% at December 31, 1999). Borrowings under each sublimit must be prior to May 1, 2000. During 1999, the Company borrowed approximately $3,882,000, net of principal repayments of $355,000, pursuant to this arrangement. Amounts borrowed are collateralized by the property and equipment purchased and require monthly payments of principle and interest.

                     INTERNAP NETWORK SERVICES CORPORATION

4. FINANCING ARRANGEMENTS: (CONTINUED)
    On September 23, 1999, the Company signed a standby loan facility agreement with seven shareholders that matured upon closing of the Company's initial public offering. This facility allowed the Company to draw up to $10,000,000 prior to the earlier of maturity or December 31, 1999, with interest at prime plus 2% and principal and interest due on the earlier of six months from the first draw or maturity. The Company did not draw any amounts on the standby credit facility. In connection with the standby credit facility, the Company issued warrants to purchase 200,000 shares of common stock with exercise prices of $10.00 per share. The estimated fair value ascribed to the warrants was $536,000 based upon the Black-Scholes option pricing model, and has been reflected as interest expense for the year ended December 31, 1999.

5. CAPITAL LEASES:

    The Company has leases for a significant portion of its property and equipment which are classified as capital leases. Interest on equipment and furniture leases range from 4% to 20%, expire through 2003 and generally include an option allowing the Company to purchase the equipment or furniture at the end of the lease term for fair market value.

    Future minimum capital lease payments together with the present value of the minimum lease payments are as follows as of December 31, 1999 (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $ 7,435
2001........................................................    7,072
2002........................................................    4,771
2003........................................................       44
                                                              -------
  Total minimum lease payments..............................   19,322
Less: amount representing interest..........................   (1,192)
                                                              -------
Present value of minimum lease payments.....................   18,130
Less: current portion.......................................   (6,613)
                                                              -------
Capital lease obligations, less current portion.............  $11,517
                                                              =======

    In November 1999, the Company amended an existing lease credit facility with a vendor which increased the available line by $17,500,000 to $35,500,000 through November 2000. Approximately $18,389,000 was available under this facility at December 31, 1999.

6. INCOME TAXES:

    Prior to the re-incorporation of the Company in October 1997, the Company operated as an LLC and was not subject to income taxes.

    As of December 31, 1999, the Company has net operating loss carryforwards of approximately $50,300,000, expiring through 2019. The Company has placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

                     INTERNAP NETWORK SERVICES CORPORATION

6. INCOME TAXES: (CONTINUED)
    The Company's ability to use its net operating losses to offset future income is subject to restrictions in the Internal Revenue Code which could limit the Company's future use of its net operating losses if certain stock ownership changes occur. The Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               DECEMBER 31,
                                                          -----------------------
                                                            1998           1999
                                                          --------       --------
Deferred income tax assets:
Net operating loss carryforwards........................   $2,680        $19,117
Allowance for doubtful accounts.........................       24             78
Accrued compensation....................................       --            402
Other...................................................       --              4
                                                           ------        -------
                                                            2,704         19,601
Deferred income tax liabilities:
Property and equipment..................................      (58)          (775)
                                                           ------        -------
                                                            2,646         18,826
Valuation allowance.....................................   (2,646)       (18,826)
                                                           ------        -------
Net deferred tax assets.................................   $   --        $    --
                                                           ======        =======

    The following is a reconciliation of the income tax benefit to the amount calculated based on the statutory federal rate of 34% and the estimated state apportioned rate, net of the federal tax benefit, as follows:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                         ----------------------------------------------
                                                           1997               1998               1999
                                                         --------      ------------------      --------
Federal income tax benefit at statutory rates..........    (34%)                      (34%)      (34%)
State income tax benefit at statutory rates............     --                         (3%)       (4%)
Non-taxable LLC losses.................................     25%                        --         --
Change in valuation allowance..........................      9%                        37%        38%
                                                           ---         ------------------        ---
Effective tax rate.....................................     --%                        --%        --%
                                                           ===         ==================        ===

7. EMPLOYEE RETIREMENT PLAN:

    During March 1998, the Company established a 401(k) Retirement Plan (the "Plan") which covers substantially all eligible employees. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their pre-tax compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can contribute to the Plan at the discretion of the Board of Directors. To date, no contributions have been made by the Company. Effective January 1, 2000, the Company began matching 50% of employee contributions, up to a maximum of 6% of each employee's gross wages.

                     INTERNAP NETWORK SERVICES CORPORATION

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

    The Company has entered into leasing arrangements relating to office space and P-NAP facility rental space which are classified as operating. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 1999 (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $ 4,038
2001........................................................    4,172
2002........................................................    3,855
2003........................................................    3,199
2004........................................................      874
Thereafter..................................................      878
                                                              -------
                                                              $17,016
                                                              =======

    Rent expense was approximately, $111,000, $571,000 and $3,381,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

SERVICE COMMITMENTS

    The Company has entered into service commitment contracts with backbone service providers to provide interconnection services. Minimum payments under these service commitments are as follows at December 31, 1999 (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $ 3,300
2001........................................................   12,880
2002........................................................    9,868
                                                              -------
                                                              $26,048
                                                              =======

9. SHAREHOLDERS' EQUITY (DEFICIT):

    In January and October 1999, the articles of incorporation were amended to change the authorized amount of common and preferred stock. In December 1999, a 100% share dividend was declared on the Company's common stock to be distributed in January 2000. Accordingly, the disclosures in the financial statements and related notes have been adjusted to reflect the October 1999 amendment to the Articles of Incorporation and the stock dividend for all periods presented.

                     INTERNAP NETWORK SERVICES CORPORATION

9. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
CONVERTIBLE PREFERRED STOCK

    At December 31, 1998, preferred stock consisted of the following (in thousands):

                                                                                            COMMON STOCK
                               SHARES     ISSUED AND                     ADDITIONAL         RESERVED FOR   LIQUIDATION
SERIES                       DESIGNATED   OUTSTANDING   PAR VALUE   PAID-IN CAPITAL (NET)    CONVERSION    PREFERENCE
------                       ----------   -----------   ---------   ---------------------   ------------   -----------
A..........................     13,333      13,333         $13             $  987              13,333         $  680
B..........................     27,546      25,958          26              7,693              25,958          7,786
C..........................     59,260          --          --                 --                  --             --
                               -------      ------         ---             ------              ------         ------
                               100,139      39,291         $39             $8,680              39,291         $8,466
                               =======      ======         ===             ======              ======         ======

    In February 1999, the Company sold 59,259,260 shares of Series C preferred stock at a price of $.54 per share, resulting in gross proceeds of approximately $32,000,000, prior to deducting issuance costs. In addition, during 1999 several warrant holders exercised warrants to purchase 402,008 shares of Series B preferred stock, resulting in net proceeds to the Company of $120,303. Upon the closing of the Company's initial public offering on October 4, 1999, all shares of preferred stock outstanding converted into 98,953,050 shares of common stock.

    Preferred stock may be issued in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as the Board of Directors of the Company may determine at the time of issuance. During 1997, the Board of Directors authorized 30,000,000 shares of preferred stock. As a result of the amendment to the Articles of Incorporation in January 1999, the number of shares authorized for preferred stock was increased to 100,139,230 shares. As a result of the amendment to the Articles of Incorporation in October 1999, the number of shares authorized for preferred stock was decreased to 10,000,000.

COMMON STOCK

    As a result of the January 1999 amendment, the number of shares of common stock authorized was increased to 100,000,000 from 70,000,000. In July 1999, the Board of Directors increased the authorized shares of common stock to 300,000,000 and, in October 1999 upon the closing of the Company's initial public offering, the authorized shares of common stock were increased to 500,000,000 shares.

    On September 29, 1999, the Company sold 19,000,000 shares of its common stock in an initial public offering at a price of $10.00 per share for net proceeds of $176,700,000. On October 1, 1999, the underwriters exercised their over-allotment option, resulting in the sale of an additional 2,850,000 shares of common stock at $10.00 per share for additional net proceeds of $26,505,000.

    Concurrent with the closing of its initial public offering, the Company sold 2,150,537 shares of common stock to Inktomi Corporation for $9.30 per share, resulting in proceeds of $19,000,000, net of a private placement fee of $1,000,000. In conjunction with this investment, the Company issued a warrant to purchase 1,075,268 shares of common stock at an exercise price of $13.95 per share. The warrant has a two-year term and includes demand and piggyback registration rights. The agreement also prohibits Inktomi from acquiring additional shares of the Company's common stock for a period of two years. The Company intends to complete a joint technical and marketing agreement with Inktomi. On November 24, 1999, Inktomi exercised 50% of these warrants through a cashless exercise, resulting in the issuance of 397,250 shares of common stock to Inktomi.

                     INTERNAP NETWORK SERVICES CORPORATION

9. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
CLASS A AND B UNITS

    During 1996, conducting business as an LLC, the Company issued 4,000,000 Class A units to its founding members upon incorporation and subsequently sold 8,000,000 Class B units. All units were exchanged for preferred and common stock during 1997 as part of the re-incorporation.

WARRANTS TO PURCHASE SERIES B PREFERRED STOCK AND COMMON STOCK

    During 1997, the Company issued warrants to purchase up to 1,571,518 shares of Series B preferred stock at $.30 per share in conjunction with its bridge financing. During 1998, the Company issued warrants to purchase up to 250,002 shares of Series B preferred stock at $.30 per share in connection with various lease financings. The warrants to purchase Series B preferred stock converted to warrants to purchase common stock upon the closing of the Company's initial public offering. Outstanding warrants to purchase shares of common stock at December 31, 1999, including the warrants issued to Inktomi and in connection with the standby loan agreements, are as follows (shares in thousands):

YEAR OF                                                       EXERCISE
EXPIRATION                                                     PRICE      SHARES
----------                                                    --------   --------
2001........................................................   $13.95       538
2002........................................................      .30       936
2004........................................................    10.00       200
2008........................................................      .30       250
                                                                          -----
                                                                          1,924
                                                                          =====

10. STOCK-BASED COMPENSATION PLANS:

    In March 1998, the Company's Board of Directors adopted the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"), which provides for the issuance of incentive stock options ("ISOs") and non-qualified options to eligible individuals responsible for the management, growth and financial success of the Company. The Company has applied the accounting principles discussed below to stock option commitments made by the Company. Shares of common stock reserved for the 1998 Plan in March 1998 totaled 8,070,000 and were increased to 10,070,000 in January 1999.

    During June 1999, the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the issuance of incentive stock options ("ISOs") and nonqualified stock options to eligible individuals responsible for the management, growth and financial success of the Company. As of December 31, 1999, 13,000,000 shares of common stock have been reserved for the 1999 Plan. Upon the first nine anniversaries of the adoption date of the 1999 Plan, the number of shares reserved for issuance under the 1999 Plan will automatically be increased by 3.5% of the total shares of common stock then outstanding or, if less, by 6,500,000 shares. The terms of the 1999 Plan are the same as the 1998 Plan with respect to ISO treatment and vesting. During the year ended December 31, 1999, the Company granted an additional 2,937,000 options under the 1998 Plan and 7,717,500 options under the 1999 Plan. As of December 31, 1999, 7,345,442 and 7,655,500 options were outstanding under the 1998 Plan and 1999 Plan, respectively, net of exercises and cancellations.

    During July 1999, the Company adopted the 1999 Non-Employee Director's Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 1,000,000 shares of the Company's common stock have been

                     INTERNAP NETWORK SERVICES CORPORATION

10. STOCK-BASED COMPENSATION PLANS: (CONTINUED) reserved for issuance under the Director Plan. Under the terms of the Director Plan, 480,000 fully vested options were granted to existing directors on the effective date of the Company's initial public offering with an exercise price of $10.00 per share, all of which remained outstanding at December 31, 1999. Subsequent to the Company's initial public offering, initial grants, which are fully vested as of the date of the grant, of 80,000 shares of the Company's common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of the Company's annual shareholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director of the Company for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of the Company or any of its affiliates.

    ISOs may be issued only to employees of the Company and have a maximum term of 10 years from the date of grant. The exercise price for ISOs may not be less than 100% of the estimated fair market value of the common stock at the time of the grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which will administer the Plan. Both ISOs and non-qualified options generally vest over four years.

    The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price to be paid to acquire the stock.

    Option activity for 1998 and 1999 under all of the Company's stock option plans is as follows (there was no activity in 1997) (shares in thousands):

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          SHARE     EXERCISE PRICE
                                                         --------   --------------
Granted................................................    6,823         $ .05
Exercised..............................................       --            --
Canceled...............................................       --            --
                                                          ------
Balance, December 31, 1998.............................    6,823         $ .05
Granted................................................   11,135         $5.82
Exercised..............................................   (2,065)        $ .04
Cancelled..............................................     (412)        $3.92
                                                          ------
Balance, December 31, 1999.............................   15,481         $4.10
                                                          ======

    Options granted during 1998 include 800,000 non-qualified options granted to members of the Board of Directors ("Directors' Options") which are immediately exercisable, and upon exercise, are subject to the terms of restricted stock purchase agreements. The Directors' Options, or if exercised, the related restricted stock, vest over a period of four years from the vesting commencement date, as determined by the Board of Directors.

                     INTERNAP NETWORK SERVICES CORPORATION

10. STOCK-BASED COMPENSATION PLANS: (CONTINUED)
    The following table summarizes information about options outstanding at December 31, 1999 (shares in thousands):

                                                                              OPTIONS EXERCISABLE
                                                                        (EXCLUDING OPTIONS WHICH SHARES
                       OPTIONS OUTSTANDING                                    WOULD BE SUBJECT TO
-----------------------------------------------------------------     THE COMPANY'S RIGHT OF REPURCHASE)
                                              WEIGHTED AVERAGE      ---------------------------------------
                                            REMAINING CONTRACTUAL                         WEIGHTED AVERAGE
   EXERCISE PRICES      NUMBER OF SHARES       LIFE (IN YEARS)       NUMBER OF SHARES     EXERCISE PRICES
   ---------------     ------------------   ---------------------   ------------------   ------------------
     $.03--$.03               2,076                 8.49                    438                $  .03
     $.08--$.08               2,542                 8.85                    515                $  .08
     $.22--$.22                 690                 9.10                     30                $  .22
     $.40--$.40               2,037                 9.24                      8                $  .40
    $2.00--$2.00              3,440                 9.41                     --                    --
    $2.50--$4.00              2,188                 9.59                      2                $ 4.00
    $5.00--$10.00             1,865                 9.73                    480                $10.00
   $28.75--$28.75               104                 9.76                     --                    --
   $44.00--$44.00               212                 9.84                     --                    --
   $70.06--$70.06               327                 9.94                     --                    --
                             ------                                       -----
    $.03--$70.06             15,481                 9.24                  1,473                $ 3.31
                             ======                                       =====

    The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted in 1998 and in 1999 prior to the Company's initial public offering was estimated at the date of grant using the minimum value method allowed for non-public companies assuming no expected dividends and the following weighted-average assumptions: risk-free interest rate of 6% and 6.75%; volatility of 0% and 0%; and an expected life of 6 and 5 years, respectively. The fair value of options granted in 1999 subsequent to the Company's initial public offering was estimated at the date of grant using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions: risk free interest rate of 6.75%; volatility of 80%; and an expected life of 5 years.

    For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. If the Company had accounted for compensation expense related to stock options under the fair value method prescribed by SFAS No. 123, the net loss and the basic and diluted net loss per share for the years ended December 31, 1998 and 1999 would have been approximately $6,985,000 and $60,372,000 and $1.05 and $1.59,
respectively.

    During 1998 and 1999, options to purchase 6,823,498 and 9,854,000 shares of the Company's common stock, with a weighted-average exercise price of $.05 and $3.09 per share and a weighted-average option fair value of $.12 and $3.69 per share, were granted, respectively, with an exercise price below the estimated market value at the date of grant.

DEFERRED STOCK COMPENSATION

    During 1998, the Company issued stock options to certain employees under the 1998 and 1999 Plans with exercise prices below the deemed fair value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock

                     INTERNAP NETWORK SERVICES CORPORATION

10. STOCK-BASED COMPENSATION PLANS: (CONTINUED) compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's common stock at the date of grant. This deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. As of December 31, 1999, the Company has recorded deferred stock compensation related to these options in the total amount of $25,002,000, of which $205,000 and $7,569,000 has been amortized to expense during 1998 and 1999, respectively. The weighted average exercise price of the 6,823,498 options granted in 1998 to purchase common stock was $.05 and the weighted average fair value per share was $.15 during 1998. The weighted average exercise price of the 11,134,500 options granted in 1999 to purchase common stock was $5.82 and the weighted average fair value per share was $7.98.

EMPLOYEE STOCK PURCHASE PLAN

    A total of 3,000,000 shares of common stock have been reserved for issuance under the Company's 1999 Employee Stock Purchase Plan. Upon the first nine anniversaries of the adoption date of the purchase plan, the number of shares reserved for issuance under the purchase plan will automatically be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 3,000,000 shares. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code.

    The purchase plan provides a means by which employees may purchase common stock of the Company through payroll deductions. The purchase plan is implemented by offering rights to eligible employees. Under the purchase plan, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. The first offering began on September 29, 1999 and will terminate on September 30, 2001. Purchase dates occur each March 31 and September 30.

    Employees who participate in an offering under the purchase plan may have up to 15% of their earnings withheld. The amount withheld is then used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the purchase plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in an offering at any time during the offering except during the 15 day period immediately prior to a purchase date. Employees' participation in all offerings ends automatically on termination of their employment with the Company or one of its subsidiaries.

11. UNAUDITED QUARTERLY RESULTS:

    The following tables set forth certain unaudited quarterly results of operations of the Company for the year ended 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and

                     INTERNAP NETWORK SERVICES CORPORATION

11. UNAUDITED QUARTERLY RESULTS: (CONTINUED) notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                             THREE MONTHS ENDED
                                           --------------------------------------------------------------------------------------
                                           MAR. 31,   JUN. 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEPT. 30   DEC. 31
                                             1998       1998       1998        1998       1999       1999       1999       1999
                                           --------   --------   ---------   --------   --------   --------   --------   --------
                                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $   314     $  417     $   472    $   754    $ 1,244    $  2,166   $  3,613   $  5,497
                                           -------     ------     -------    -------    -------    --------   --------   --------
Costs and expenses:
  Costs of network and customer
    support..............................      440        554         797      1,425      2,346       5,560      8,428     11,078
  Product development....................      160        158         187        249        565         830      1,053      1,471
  Sales and marketing....................      128        224         715      1,755      2,236       3,633      4,691      6,963
  General and administrative.............      235        359         487        829      1,172       1,733      2,216      3,207
  Amortization of deferred stock
    compensation.........................       10          9         110         76        349       1,438      2,505      3,277
                                           -------     ------     -------    -------    -------    --------   --------   --------
      Total operating costs and and
        expenses.........................      973      1,304       2,296      4,334      6,668      13,194     18,893     25,996
                                           -------     ------     -------    -------    -------    --------   --------   --------
Loss from operations.....................     (659)      (887)     (1,824)    (3,580)    (5,424)    (11,028)   (15,280)   (20,499)
Other income (expense):
  Interest income........................       65         56          38         10        206         244         93      2,845
  Interest and financing expense.........      (12)       (24)        (27)       (27)       (57)        (90)      (640)      (287)
  Loss on disposal of assets.............       --         --          --       (102)        --          --         --         --
                                           -------     ------     -------    -------    -------    --------   --------   --------
Net loss.................................  $  (606)    $ (855)    $(1,813)   $(3,699)   $(5,275)   $(10,874)  $(15,827)  $(17,941)
                                           =======     ======     =======    =======    =======    ========   ========   ========
Basic and diluted net loss per share.....  $  (.09)    $ (.13)    $  (.27)   $  (.55)   $  (.79)   $  (1.59)  $  (1.92)  $   (.14)
                                           =======     ======     =======    =======    =======    ========   ========   ========
Weighted average shares used in computing
  basic and diluted net loss per share...    6,671      6,673       6,673      6,673      6,674       6,839      8,246    129,314
                                           =======     ======     =======    =======    =======    ========   ========   ========

12. EVENTS SUBSEQUENT TO DECEMBER 31, 1999 (UNAUDITED):

SECONDARY OFFERING

    On January 27, 2000, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to offer 7,500,000 shares of common stock to the public. Of these shares, 3,000,000 shares will be offered by the Company and 4,500,000 shares will be offered by selling shareholders.

INVESTMENT

    On February 22, 2000, pursuant to an investment agreement, the Company purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6,000,007. The
Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, the Company and Aventail entered into a joint marketing agreement which, among other things, granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's recognition of $3,000,000 of revenue over a two-year period.

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                    DESCRIPTION
-----------------------   ------------------------------------------------------------
 3.1+                     Amended and Restated Articles of Incorporation of InterNAP.

 3.2+                     Bylaws of InterNAP.

10.1*                     Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers.

10.2*-                    1999 Non-Employee Directors' Stock Option Plan.

10.3*-                    Form of 1999 Employee Stock Purchase Plan.

10.4*-                    1999 Employee Stock Purchase Plan.

10.5*-                    1999 Stock Option/Stock Issuance Plan.

10.6+-                    Amended 1999 Equity Incentive Plan (Exhibit 10.7).

10.7*-                    Form of 1999 Equity Incentive Plan Stock Option Agreement
                          (Exhibit 10.8).

10.8+                     Lease Agreement, dated June 1, 1996, between Registrant and
                          Sixth & Virginia Properties, as amended by Lease
                          Modification No. 1, dated May 1, 1998, as amended by Lease
                          Modification No. 2 dated September 1, 1998, as amended by
                          Lease Modification No. 3, dated December 20, 1999 (Exhibit
                          10.10).

10.9*                     Form of Employee Confidentiality, Nonraiding and
                          Noncompetition Agreement used between Registrant and its Executive Officers (Exhibit 10.11).

10.10+                    Amended and Restated Investor Rights Agreement, dated
                          October 4, 1999 (Exhibit 10.17).

10.11*                    Amended and Restated Loan and Security Agreement, dated June
                          30, 1999, between Registrant and Silicon Valley Bank
                          (Exhibit 10.19).

10.12+                    Master Agreement to Lease Equipment, dated January 20, 1998 between Registrant and Cisco Systems Capital Corporation, as amended on November 17, 1999 (Exhibit 10.20).

10.13+-                   Letter Agreement dated September 7, 1999 between Richard K.
                          Cotton and Registrant (Exhibit 10.25).

10.14*                    Master Loan and Security Agreement, dated August 23, 1999
                          between Registrant and Finova Capital Corporation (Exhibit
                          10.26).

10.15*                    Common Stock and Warrant Purchase Agreement, dated September
                          17, 1999, between Registrant and Inktomi Corporation
                          (Exhibit 10.27).

10.16+                    Warrant, dated December 22, 1999, issued to S.L. Partners,
                          Inc (Exhibit 10.28).

10.17+                    Form of Warrant issued to Paul Canniff, David Cornfield,
                          Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D.
                          Shurtleff, Jr. and Todd Warren (Exhibit 10.29).

21.1+                     List of Subsidiaries.

23.1                      Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.

27.1+                     Financial Data Schedule.

------------------------

* Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-84035.

+ Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-95503.

-  Management contract or compensatory plan.