Form 10-Q
period 2000-03-31
INTERNAP NETWORK SERVICES CORP/WA
filed 2000-05-12
CIK 1056386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-27265

                            ------------------------

                     INTERNAP NETWORK SERVICES CORPORATION

             (Exact name of registrant as specified in its charter)

          WASHINGTON                             91-1896926
 (State or other jurisdiction         (IRS Employer identification No.)
              of
incorporation or organization)

                         601 UNION STREET, SUITE 1000,
                           SEATTLE, WASHINGTON 98101
                    (Address of principal executive offices)

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

                        Yes____X____         No________

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 134,213,706 shares of common stock, $.001 par value, outstanding as of April 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     INTERNAP NETWORK SERVICES CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                  --------
PART I.   CONDENSED FINANCIAL INFORMATION

          Item 1.   Condensed Financial Statements

                    Condensed Balance Sheet
                      March 31, 2000 and December 31, 1999......................      3

                    Condensed Statement of Operations
                      Three months ended March 31, 2000 and 1999................      4

                    Condensed Statement of Cash Flows
                      Three months ended March 31, 2000 and 1999................      5

                    Condensed Statement of Shareholders' Equity
                      Three months ended March 31, 2000.........................      6

                    Notes to Condensed Financial Statements.....................      7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     12

          Item 3.   Quantitative and Qualitative Disclosures About Market
                      Risk......................................................     16

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K............................     26

          Signatures............................................................     27

                     INTERNAP NETWORK SERVICES CORPORATION
                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                     INTERNAP NETWORK SERVICES CORPORATION
                            CONDENSED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 64,996      $155,184
  Short-term investments....................................    102,154        50,168
  Investment income receivable..............................      2,398           591
  Accounts receivable, net of allowance of $370 and $206,
    respectively............................................      6,333         4,084
  Prepaid expenses and other assets.........................        456           553
                                                               --------      --------
    Total current assets....................................    176,337       210,580
Property and equipment, net.................................     37,776        28,811
Patents and trademarks, net.................................        157           142
Investments.................................................     17,987         5,050
Deposits and other assets, net..............................      1,281           963
                                                               --------      --------
    Total assets............................................   $233,538      $245,546
                                                               ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  6,579      $  7,278
  Accrued liabilities.......................................      3,541         4,209
  Deferred revenue..........................................        217            22
  Note payable, current position............................      1,188         1,021
  Line of credit............................................      1,525         1,525
  Capital lease obligations, current portion................      8,310         6,613
                                                               --------      --------
    Total current liabilities...............................     21,360        20,668
Note payable, less current portion..........................      3,049         2,861
Capital lease obligations, less current portion.............     13,880        11,517
                                                               --------      --------
    Total liabilities.......................................     38,289        35,046
                                                               --------      --------
Commitments and contingencies
Shareholders equity:
  Common stock, $0.001 par value, 500,000 shares authorized;
    133,747 and 132,089 shares issued and outstanding,
    respectively............................................        134           132
  Additional paid-in capital................................    289,534       287,054
  Deferred stock compensation...............................    (14,154)      (17,228)
  Accumulated deficit.......................................    (80,081)      (59,458)
  Accumulated comprehensive (loss)..........................       (184)           --
                                                               --------      --------
    Total shareholders' equity..............................    195,249       210,500
                                                               --------      --------
    Total liabilities and shareholders' equity..............   $233,538      $245,546
                                                               ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $  8,891   $ 1,244
                                                              --------   -------
Costs and expenses:
  Cost of network and customer support......................    15,326     2,346
  Product development.......................................     1,578       565
  Sales and marketing.......................................     7,689     2,236
  General and administrative................................     4,388     1,172
  Amortization of deferred stock compensation...............     3,074       349
                                                              --------   -------
    Total operating costs and expenses......................    32,055     6,668
                                                              --------   -------
Loss from operations........................................   (23,164)   (5,424)
Other income (expense):
  Interest income...........................................     2,926       206
  Interest and financing expense............................      (385)      (57)
                                                              --------   -------
    Net loss................................................  $(20,623)  $(5,275)
                                                              ========   =======
Basic and diluted net loss per share........................  $  (0.16)  $ (0.79)
                                                              ========   =======
Weighted average shares used in computing basic and diluted
  net loss per share........................................   132,526     6,674
                                                              ========   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(20,623)  $(5,275)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,609       511
    Non-cash interest and financing expense.................        --         4
    Provision for doubtful accounts.........................       147        13
    Non-cash compensation expense...........................     3,074       349
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (2,396)     (461)
    Investment income receivable............................    (1,807)       --
    Prepaid expenses, deposits and other assets.............      (221)     (147)
    Accounts payable........................................      (865)      (84)
    Deferred revenue........................................       195        79
    Accrued liabilities.....................................      (668)      279
                                                              --------   -------
      Net cash used in operating activities.................   (20,555)   (4,732)
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................    (6,138)   (1,771)
  Proceeds from disposal of property and equipment..........        42        --
  Purchase of investments...................................   (65,665)   (1,000)
  Redemption of investments.................................       558        --
  Payments for patents and trademarks.......................       (17)      (19)
                                                              --------   -------
      Net cash used in investing activities.................   (71,220)   (2,790)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan............................        --     1,100
  Repayment of shareholder loan.............................        --    (1,100)
  Principal payments on note payable........................      (238)       --
  Payments on capital lease obligations.....................    (1,374)     (295)
  Proceeds from equipment leaseback financing...............       717       428
  Restriction of cash related to obtaining lease line.......        --      (113)
  Proceeds from issuance of and exercise of warrants to
    purchase preferred stock, net of issuance costs.........         1    32,025
  Proceeds from exercise of stock options...................     1,045        --
  Proceeds from issuance of employee stock purchase plan
    shares..................................................     1,462        --
  Costs of issuance of common stock.........................       (26)       --
                                                              --------   -------
      Net cash provided by financing activities.............     1,587    32,045
                                                              --------   -------
  Net increase (decrease) in cash and cash equivalents......   (90,188)   24,523
  Cash and cash equivalents at beginning of period..........   155,184       275
                                                              --------   -------
  Cash and cash equivalents at end of period................  $ 64,996   $24,798
                                                              ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    385   $    52
                                                              ========   =======
  Purchase of property and equipment financed with capital
    leases..................................................  $  5,310   $   358
                                                              ========   =======
  Purchase of property and equipment included in accounts
    payable.................................................  $    166   $   268
                                                              ========   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 2000

                           (UNAUDITED, IN THOUSANDS)

                            COMMON STOCK       ADDITIONAL     DEFERRED                   ACCUMULATIVE
                        --------------------    PAID-IN        STOCK       ACCUMULATED   COMPREHENSIVE              COMPREHENSIVE
                         SHARES    PAR VALUE    CAPITAL     COMPENSATION     DEFICIT         LOSS         TOTAL         LOSS
                        --------   ---------   ----------   ------------   -----------   -------------   --------   -------------
Balances, December 31,
  1999................  132,089      $132       $287,054      $(17,228)     $(59,458)                    $210,500
Costs of issuance of
  common stock........                               (26)                                                     (26)
Amortization of
  deferred stock
  compensation........                                           3,074                                      3,074
Exercise of employee
  stock options.......    1,234         1          1,044                                                    1,045
Issuance of employee
  stock purchase plan
  shares..............      172                    1,462                                                    1,462
Exercise of warrants
  to purchase common
  stock...............      252         1                                                                       1
Net loss..............                                                       (20,623)                     (20,623)    $(20,623)
Unrealized loss on
  investments.........                                                                       $(184)          (184)        (184)
                        -------      ----       --------      --------      --------         -----       --------     --------
Balances, March 31,
  2000................  133,747      $134       $289,534      $(14,154)     $(80,081)        $(184)      $195,249     $(20,807)
                        =======      ====       ========      ========      ========         =====       ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    The unaudited condensed financial statements have been prepared by InterNAP Network Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2000, its operating results and cash flows for the three months ended March 31, 2000 and 1999 and its statement of equity for the three months ended March 31, 2000. The balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K and the Company's registration statement on Form S-1 (File No. 333-95503) filed with the Securities and Exchange Commission.

    In December, 1999, the Company incorporated a wholly owned subsidiary in the United Kingdom, InterNAP Network Services U.K. Limited, but there was no activity in the subsidiary through March 31, 2000. On January 7, 2000, the Company paid a 100% share dividend to shareholders of record on December 27, 1999. Accordingly, the number of shares disclosed in the financial statements and related notes have been adjusted to reflect the stock dividend for all periods presented.

    The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the future quarters.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include depreciation of property and equipment, income tax liabilities, the valuation allowance against the deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

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

    INVESTMENTS

    The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting

                     INTERNAP NETWORK SERVICES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its marketable securities as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in shareholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Interest and dividends on all securities are included in interest income. The fair value of the Company's marketable securities is based on quoted market prices. At March 31, 2000, marketable securities consisted of commercial paper and government securities.

    The Company accounts for investments in equity securities without readily determinable fair values at cost. The Company does not own 20 percent of the voting stock or exert significant influence over any of its cost basis investments as of March 31, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense).

    NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three months ended March 31, 2000 and 1999 are calculated as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                              (UNAUDITED)
Net loss................................................  $(20,623)  $ (5,275)
                                                          ========   ========
Basic and diluted:
  Weighted-average shares of common stock outstanding
    used in computing basic and diluted net loss per
    share...............................................   132,526      6,674
                                                          ========   ========
  Basic and diluted net loss per share..................  $  (0.16)  $  (0.79)
                                                          ========   ========
  Antidilutive securities not included in diluted net
    loss per share calculation.
    Convertible preferred stock.........................        --     98,953
    Options to purchase common stock....................    16,726      9,715
    Warrants to purchase common and Series B preferred
      stock.............................................     1,671      1,200
    Unvested shares of common stock subject to
      repurchase........................................       225         --
                                                          --------   --------
                                                            18,622    109,868
                                                          ========   ========

                     INTERNAP NETWORK SERVICES CORPORATION

3.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                          2000           1999
                                                       -----------   -------------
                                                       (UNAUDITED)
Network equipment....................................    $ 5,979        $ 4,665
Network equipment under capital lease................     26,076         20,095
Furniture, equipment and software....................      9,022          6,717
Furniture, equipment and software under capital
  lease..............................................      1,210          1,164
Leasehold improvements...............................      3,935          2,009
                                                         -------        -------
                                                          46,222         34,650
Less: Accumulated depreciation and amortization
  ($5,928 and $4,851 related to capital leases at
  March 31, 2000 and December 31, 1999,
  respectively)......................................     (8,446)        (5,839)
                                                         -------        -------
Property and equipment, net..........................    $37,776        $28,811
                                                         =======        =======

4.  INVESTMENTS:

    On February 22, 2000, pursuant to an investment agreement, the Company purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6,000,000. The
Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, the Company and Aventail entered into a joint marketing agreement which, among other things, granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's recognition of $3,000,000 of revenue over a two-year period.

5.  ACCRUED LIABILITIES:

    Accrued liabilities consist of the following (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                          2000           1999
                                                       -----------   -------------
                                                       (UNAUDITED)
Compensation payable.................................    $3,221         $2,729
Taxes payable........................................        98             49
Private placement fee................................        --          1,000
Other................................................       222            431
                                                         ------         ------
                                                         $3,541         $4,209
                                                         ======         ======

6.  FINANCING ARRANGEMENTS:

    During 1999, the Company entered into an equipment financing arrangement with a financial institution allowing the Company to borrow up to $5.0 million for the purchase of property and

                     INTERNAP NETWORK SERVICES CORPORATION

6.  FINANCING ARRANGEMENTS: (CONTINUED)
equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software, P-NAP facility and other equipment costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.89% at March 31, 2000. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. This rate was 13.98% at March 31, 2000. Borrowings under each sublimit must be made prior to May 1, 2000. During March 2000, the Company borrowed an additional $594,000 for equipment purchases. As of March 31, 2000, the Company had outstanding borrowings of approximately $4.2 million pursuant to this arrangement.

7.  COMMITMENTS AND CONTINGENCIES:

    During January 2000, the Company entered into a service commitment contract with a backbone service provider to provide interconnection services. Monthly fees are to be calculated on a usage basis subject to minimum payments of $37,000,000 through April 2003.

8.  STOCK BASED COMPENSATION PLANS:

    The Company's stock-based compensation plans include the 1999 Equity Incentive Plan (the "1999 Plan"), the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"), the 1999 Non-Employee Directors' Stock Option Plan (the "Director Plan") and the Employee Stock Purchase Plan (the "ESPP"). During the three months ended March 31, 2000, the Company granted 2,448,000 options to purchase common stock pursuant to the 1999 Plan, and 1,233,826 shares of common stock were issued upon exercise of stock options. On March 31, 2000, employees purchased 172,053 shares of common stock for $8.50 per share pursuant to the ESPP.

9.  EVENTS SUBSEQUENT TO MARCH 31, 2000:

SECONDARY OFFERING

    On April 6, 2000, 7,500,000 shares of the Company's common stock were sold in a secondary public offering at a price of $43.50 per share. Of these shares, 3,000,000 were sold by the Company and 4,500,000 shares were sold by selling shareholders. On April 6, 2000, the underwriters exercised their over-allotment option, resulting in the sale of an additional 1,125,000 shares of common stock at $43.50 per share. Of these shares, 450,000 were sold by the Company and 675,000 were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders. The proceeds to the Company from the offering were $142,900,000, net of underwriting discounts and commissions of $7,100,000.

FINANCING ARRANGEMENT

    On April 10, 2000, the Company signed a letter of intent (the "Financing Agreement") with a financial institution, which will provide the Company up to $15,000,000 in funding for the purpose of financing capital expenditures. The Financing Agreement has a thirty-six month term and calls for equal payments of accrued interest plus 2.1% of the original principal balance over the term of the agreement with a balloon payment for the residual 27% of principal upon maturity. Interest is at the

                     INTERNAP NETWORK SERVICES CORPORATION

9.  EVENTS SUBSEQUENT TO MARCH 31, 2000: (CONTINUED)
London Inter Bank Offered Rate plus 3.70% (9.87% at April 10, 2000) and is adjusted monthly. In the event the Company's cash and cash equivalent balance is equal to or less than $60,000,000 at the end of any quarter, the Company will be required to provide an irrevocable renewable letter of credit in an amount equal to the balance of the loan.

INVESTMENT

    Pursuant to an investment agreement between the Company and 360networks, Inc. ("360networks"), on April 17, 2000, the Company purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, the Company purchased 1,122,545 shares of 360networks
Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16,722,180. Additionally, the Company and 360networks entered into a letter of intent to negotiate a strategic agreement that would provide the Company with long-haul-fiber-optic bandwidth capacity and provide 360networks with the Company's Internet connectivity services.

STOCK-BASED COMPENSATION PLAN

    During April 2000, the Company adopted the 2000 Non-Officer Equity Incentive Plan (the "Non-Officer Plan"). The Non-Officer Plan authorizes the issuance of 1,000,000 shares of the Company's common stock. Under the Non-Officer Plan, the Company may grant stock options only to employees of the Company who are not officers or directors. Options granted under the Non-Officer Plan are not intended by the Company to qualify as incentive stock options under the Internal Revenue Code. Options granted under the Non-Officer Plan generally will be subject to the same terms and conditions as options granted under the Company's 1999 Equity Incentive Plan.

EQUANT NETWORK CONNECTIVITY AGREEMENT

    In May 2000, the Company and Equant Network Services entered into a network connectivity agreement which, among other things, allows the Company to colocate equipment in Equant's international locations, grants the Company access to the international Equant network and requires Equant to use the Company's connectivity services in cities where the parties colocate equipment, or where Equant operates a point of presence and the Company operates a P-NAP facility. In addition, the agreement contains certain marketing and exclusivity covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and the words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

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

    As of March 31, 2000, the Company had a total of 16 P-NAP facilities deployed in the Atlanta, Boston, Chicago, Dallas, Denver, Freemont CA, Houston, Los Angeles, Miami, New York (two P-NAP facilities), Orange County, CA, Philadelphia, San Jose, Seattle and Washington D.C. metropolitan areas, and expects to have a total of 24 P-NAP facilities operational by the end of 2000.

    During the years ended December 31, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of the Company's common stock on the date such options were granted and the exercise price. Such amount is included as a component of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. The Company recorded amortization of deferred stock compensation in the amount of $3.1 million for the three months ended March 31, 2000. At March 31, 2000, we had a total of $14.2 million remaining to be amortized over the corresponding vesting periods of the stock options.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Revenues....................................................     100%          100%
                                                                ----          ----
Costs and expenses:
  Cost of network and customer support......................     172           189
  Product development.......................................      18            45
  Sales and marketing.......................................      86           180
  General and administrative................................      49            94
  Amortization of deferred stock compensation...............      35            28
                                                                ----          ----
    Total costs and expenses................................     360           536
                                                                ----          ----
  Loss from operations......................................    (260)         (436)
Other income (expense):
Interest income.............................................      33            17
Interest and financing expense..............................      (4)           (5)
                                                                ----          ----
Net loss....................................................    (231)%        (424)%
                                                                ====          ====

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues. Revenues increased 642% from $1.2 million for the three-month period ended March 31, 1999, to $8.9 million for the three-month period ended March 31, 2000. This increase of $7.7 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at our existing P-NAP facilities and the deployment of additional P-NAP facilities during 1999 and the first quarter of 2000.

    Costs of Network and Customer Support. Costs of network and customer support increased 565% from $2.3 million for the three-month period ended
March 31, 1999 to $15.3 million for the three-month period ended March 31, 2000. This increase of $13.0 million was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each P-NAP facility and to a lesser extent, additional compensation costs and depreciation expense related to the equipment at newly deployed P-NAP facilities. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed P-NAP facilities because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    Product Development. Product development costs increased 177% from $565,000 for the three-month period ended March 31, 1999, to $1.6 million for the three-month period ended March 31, 2000. This increase of $1.0 million was primarily due to compensation costs, facilities costs related to additional office space and outside consulting fees. We expect product development costs to increase in absolute dollars for the foreseeable future.

    Sales and Marketing. Sales and marketing costs increased 250% from $2.2 million for the three-month period ended March 31, 1999, to $7.7 million for the three-month period ended March 31, 2000. This increase of $5.5 million was primarily due to compensation costs, advertising costs and, to a lesser extent, facility costs related to the addition of sales offices. As part of our expanded sales and marketing activities, we hired additional sales and support personnel during 1999 and the first quarter of 2000. We expect sales and marketing costs to increase in absolute dollars for the foreseeable future.

    General and Administrative. General and administrative costs increased 267% from $1.2 million for the three-months ended March 31, 1999, to $4.4 million for the three-months ended March 31, 2000. This increase of $3.2 million was primarily due to compensation costs, professional services costs and increased depreciation and amortization costs due to the addition of corporate office space during 1999 and first quarter of 2000. We expect general and administrative costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    Other Income (Expense). Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income (expense), net, increased from $149,000 of other income for the three-month period ended March 31, 1999 to $2.5 million of other income for the three-month period ended March 31, 2000. This increase was primarily due to interest income earned on the proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through the issuance of its equity securities, capital leases, equipment financing and bank loans. As of March 31, 2000, the Company has raised an aggregate of approximately $261.6 million, net of offering expenses, through the sale of its equity securities. In January 2000, a 100% stock dividend was paid on the Company's common stock and, accordingly, all related disclosures have been revised to reflect the stock dividend for all periods presented.

    On February 22, 2000, pursuant to an investment agreement, the Company purchased 588,236 shares of Aventail Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. The Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, the Company and Aventail entered into a joint marketing agreement which, among other things, granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's recognition of $3.0 million of revenue over a two-year period.

    Subsequent to March 31, 2000, 7,500,000 shares of the Company's common stock were sold in a secondary public offering at a price of $43.50 per share. Of these shares, 3,000,000 were sold by the Company and 4,500,000 shares were sold by selling shareholders. On April 6, 2000, the underwriters exercised their over-allotment option, resulting in the sale of an additional 1,125,000 shares of common stock at $43.50 per share. Of these shares, 450,000 were sold by the Company and 675,000 were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders. The proceeds to the Company from the offering were $142.9 million, net of underwriting discounts and commissions of $7.1 million.

    On April 10, 2000, the Company signed a letter of intent (the "Financing Agreement") with a financial institution which will provide the Company up to $15.0 million in funding for the purpose of financing capital expenditures. The Financing Agreement has a thirty-six month term and calls for equal payments of accrued interest plus 2.1% of the original principal balance over the term of the agreement with a balloon payment for the residual 27% of principal upon maturity. Interest is at the London Inter Bank Offered Rate plus 3.70% (9.87% at April 10, 2000) and is adjusted monthly. In the event the Company's cash and cash equivalent balance is equal to or less than $60.0 million at the end of any quarter, the Company will be required to provide an irrevocable renewable letter of credit in an amount equal to the balance of the loan.

    Pursuant to an investment agreement between the Company and 360networks, Inc. ("360networks"), on April 17, 2000, the Company purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, the Company purchased 1,122,545 shares of 360networks
Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. Additionally, the Company and 360networks entered into a letter of intent to negotiate a strategic agreement that would provide the Company with long-haul-fiber-optic bandwidth capacity and provide 360networks with the Company's Internet connectivity services.

    At March 31, 2000, the Company had cash, cash equivalents, and investments of $185.1 million. The Company has a revolving line of credit with Silicon Valley Bank under which the Company is allowed to borrow up to $3.0 million, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The line of credit requires monthly payments of interest only at prime plus 1%, or 10% as of March 31, 2000, and matures on June 30, 2000. At March 31, 2000, the Company had outstanding borrowings of $1.5 million on the line of credit.

    During 1999, the Company entered into an equipment financing arrangement with a financial institution allowing the Company to borrow up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software, P-NAP facility and other equipment costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.89% at March 31, 2000. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. This rate was 13.98% at March 31, 2000. Borrowings under each sublimit must be made prior to May 1, 2000. During March 2000, the Company borrowed an additional $594,000 for equipment purchases. As of March 31, 2000, the Company had outstanding borrowings of approximately $4.2 million pursuant to this arrangement.

    During 1999, the Company amended an existing equipment lease credit facility with a vendor to increase its available credit by $17.5 million to $35.5 million. As of March 31, 2000, the Company had approximately
$14.4 million available under this credit facility.

    Net cash used in operations was $20.6 million for the three months ended March 31, 2000, and $4.7 million for the three months ended March 31, 1999. Net cash used in operations for the three months ended March 31, 2000 was primarily due to funding our operating losses and increases in accounts receivable and investment income receivable, partially offset by non-cash charges.

    Net cash used in investing activities was $71.2 million for the three months ended March 31, 2000 and $2.8 million for the three months ended March 31, 1999. Net cash used in investing activities in each period reflects increased purchases of property and equipment not financed by capital leases. Purchases of property and equipment were partially financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows), and totaled $11.6 million ($5.3 million financed by capital leases) for the three months ended March 31, 2000. Additionally, for the three-month period ended March 31, 2000, $65.7 million was used to purchase investments.

    Net cash provided from financing activities was $1.6 million for the three months ended March 31, 2000, and $32.0 million for the three months ended March 31, 1999. Net cash from financing activities primarily reflects proceeds from the sales of our equity securities offset by the costs of those proceeds and payments on capital lease obligations and notes payable.

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

    The Company believes the net proceeds from its secondary offering together with its cash and cash equivalents, investments and funds available under its revolving and capital lease lines will be sufficient to satisfy its cash requirements for the next 12 months. Depending on its rate of growth and cash requirements, the Company may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on its then current shareholders. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms. The Company's management intends to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk for the impact of interest rate changes and changes in the market value of our investments. Substantially all of the Company's cash equivalents, investments and capital lease obligations are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of March 31, 2000, all of the Company's cash equivalents mature within three months. As of March 31, 2000, the Company believes the reported amounts of cash equivalents and capital lease obligations to be reasonable approximations of their fair values.

                                  RISK FACTORS

RISKS RELATED TO THE COMPANY'S BUSINESS

    THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY. The Company has incurred net losses in each quarterly and annual period since the Company began operations. The Company incurred net losses of $1.6 million, $7.0 million and $49.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company's net loss for the three months ended March 31, 2000 was $20.6 million. As of March 31, 2000, the Company's accumulated deficit was $80.1 million. As a result of its expansion plans, the Company expects to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next 24 months, and the Company may never become profitable.

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

    Because the Company's quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in its business operations or stock price. For example, increases in the Company's quarterly revenues for the quarters ended March 31, 1998, through March 31, 2000 have varied between 13% and 74%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 310% and 609%. Fluctuations in the Company's quarterly operating results depend on a number of factors. Some of these factors are industry risks over which the Company has no control, including the introduction of new services by its competitors, fluctuations in the demand and sales cycle for its services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity the Company pays backbone providers and its ability to obtain local loop connections to its P-NAP facilities at favorable prices.

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

    IF THE COMPANY IS UNABLE TO MANAGE COMPLICATIONS THAT ARISE DURING DEPLOYMENT OF NEW P-NAP FACILITIES, THE COMPANY MAY NOT SUCCEED IN ITS EXPANSION PLANS. Any delay in the opening of new P-NAP facilities would significantly harm the Company's plans to expand its business. In its effort to deploy new P-NAP facilities, the Company faces various risks associated with significant construction projects, including identifying and locating P-NAP facility sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond the Company's control and all of which could delay the deployment of a new P-NAP facility. The deployment of new P-NAP facilities, each of which takes approximately four to six months to complete, is a key element of the Company's business strategy. In addition to its 16 existing locations, the Company is planning to continue to deploy P-NAP facilities across a wide range of geographic regions, including foreign countries. Although the Company conducts market research in a geographic area before deploying a P-NAP facility, the Company does not enter into service contracts with customers prior to building a new P-NAP facility.

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

    BECAUSE THE COMPANY'S REVENUES DEPEND HEAVILY ON A FEW SIGNIFICANT CUSTOMERS, A LOSS OF MORE THAN ONE OF THESE SIGNIFICANT CUSTOMERS COULD REDUCE THE COMPANY'S REVENUES. The Company currently derives a substantial portion of its total revenues from a limited number of customers, and the revenues from these customers may not continue. For the quarter ended March 31, 2000 revenues from the Company's five largest customers represented approximately 22% of its total revenues. Typically, the agreements with the Company's customers are based on the Company's standard terms and conditions of service and generally have terms ranging from one year to three years. Revenues from these customers or from other customers that have accounted for a significant portion of the Company's revenues in past periods, individually or as a group, may not continue. If such revenues do continue, they may not reach or exceed historical levels in any future period. In addition, the Company may not succeed in diversifying its customer base in future periods. Accordingly, the Company may continue to derive a significant portion of its revenues from a relatively small number of customers. Further, the Company has had limited experience with the renewal of contracts by customers whose initial service contract terms have been completed and these customers may not renew their contracts with the Company.

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

UUNET, a MCI WorldCom Company, and Verio, Inc. (which entered into an agreement to be acquired by NTT Communication Corporation). The Company may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, the Company may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas in which the Company locates its P-NAP facilities.

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

    COMPETITION FROM NEW COMPETITORS COULD DECREASE THE COMPANY'S MARKET
SHARE. The Company also believes that new competitors will enter its market. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have announced plans to offer or expand their network services. For example, GTE Internetworking, PSINet and Verio (which entered into an agreement to be acquired by NTT Communication Corporation) have expanded their Internet access products and services through acquisition. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place the Company at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

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

    A FAILURE IN THE COMPANY'S NETWORK OPERATIONS CENTER, P-NAP FACILITIES OR COMPUTER SYSTEMS WOULD CAUSE A SIGNIFICANT DISRUPTION IN THE PROVISION OF ITS INTERNET CONNECTIVITY SERVICES. Although the Company has taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. The Company's business depends on the efficient and uninterrupted operation of its network operations center, its P-NAP facilities and its computer and communications hardware systems and infrastructure. The Company currently has one network operations center located in Seattle, and it has 16 P-NAP facilities which are located in the Atlanta, Boston, Chicago, Dallas, Denver, Freemont, CA, Houston, Los Angeles, Miami, New York (two P-NAP facilities), Orange County, CA, Philadelphia, San Jose, Seattle and Washington, D.C. metropolitan areas. If the Company experiences a problem at its network operations center, the Company may be unable to provide Internet connectivity services to its customers, provide customer service and support or monitor its network infrastructure and P-NAP facilities, any of which would seriously harm its business.

    BECAUSE THE COMPANY HAS NO EXPERIENCE OPERATING INTERNATIONALLY, ITS INTERNATIONAL EXPANSION MAY BE LIMITED. Although the Company currently operates in 15 domestic metropolitan markets, a key component of its strategy is to expand into international markets. The Company has no experience operating internationally. The Company may not be able to adapt its services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, the Company faces the following specific risks in its international business expansion plans:

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

    THE COMPANY'S BRAND IS RELATIVELY NEW, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT THE COMPANY'S ABILITY TO COMPETE EFFECTIVELY. To successfully execute its strategy, the Company must strengthen its brand awareness. If the Company does not build its brand awareness, its ability to realize its strategic and financial objectives could be hurt. Many of the Company's competitors have well-established brands associated with the provision of Internet connectivity services. To date, the Company's market presence has been limited principally to the Atlanta, Boston, Chicago, Dallas, Denver, Freemont CA, Houston, Los Angeles, Miami, New York (two P-NAP facilities), Orange County, CA, Philadelphia, San Jose, Seattle and Washington D.C. metropolitan areas. To date, the Company has attracted its existing customers primarily through a relatively small sales force and word of mouth. In order to build its brand awareness, the Company intends to increase its marketing efforts significantly, which may not be successful, and the Company must continue to provide high quality services. As part of its brand building efforts, the Company expects to increase its marketing budget substantially as well as its marketing activities, including advertising, tradeshows, direct response programs and new P-NAP facility launch events.

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

    IF THE COMPANY IS NOT ABLE TO SUPPORT ITS RAPID GROWTH EFFECTIVELY, ITS EXPANSION PLANS MAY BE FRUSTRATED OR MAY FAIL. The Company's inability to manage growth effectively would seriously harm its plans to expand its Internet connectivity services into new markets. Since the introduction of its Internet connectivity services, the Company has experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of its resources. For example, as of December 31, 1996 the Company had one operational P-NAP facility and nine employees compared to 16 operational P-NAP facilities and 395 full-time employees as of March 31, 2000. In addition, the Company had $1.2 million in revenues for the three months ended March 31, 1999, compared to $8.9 million in revenues for the three months ended March 31, 2000. The Company expects its growth to continue to strain its management, operational and financial resources. For example, the Company may not be able to install adequate financial control systems in an efficient and timely manner, and its current or planned information systems, procedures and controls may be inadequate to support its future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on the Company's management and its internal resources. The Company's plans to rapidly deploy additional P-NAP facilities could place a significant strain on its management's time and resources.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

    (b) Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2000.

                                                       INTERNAP NETWORK SERVICES CORPORATION
                                                       (Registrant)

                                                       By:             /s/ PAUL E. MCBRIDE
                                                            ----------------------------------------
                                                                         Paul E. McBride
                                                               VICE PRESIDENT AND CHIEF FINANCIAL
                                                                             OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                            OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
        INDEX           TITLE
---------------------   -----
        27.1            Financial Data Schedule.