Form 10-Q
period 2000-06-30
INTERNAP NETWORK SERVICES CORP/WA
filed 2000-08-11
CIK 1056386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

                           Yes  __X__       No  _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 145,311,231 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF JULY 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     INTERNAP NETWORK SERVICES CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                 --------
   PART I. FINANCIAL INFORMATION

                      Item 1.      Financial Statements........................................      3

                                   Condensed Consolidated Balance Sheets
                                     June 30, 2000 and December 31, 1999.......................      3
                                   Condensed Consolidated Statement of Operations
                                     Three and six months ended June 30, 2000 and 1999.........      4
                                   Condensed Consolidated Statement of Cash Flows
                                     Six months ended June 30, 2000 and 1999...................      5
                                   Condensed Consolidated Statement of Shareholders' Equity
                                     Six months ended June 30, 2000............................      6
                                   Notes to Condensed Consolidated Financial Statements........      7

                      Item 2.      Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations.................................     14

                      Item 3.      Quantitative and Qualitative Disclosures About Market
                                     Risk......................................................     19

   PART II. OTHER INFORMATION

                      Item 2.      Changes in Securities and Use of Proceeds...................     30

                      Item 4.      Submission of Matters to a Vote of Security Holders.........     30

                      Item 6.      Exhibits and Reports on Form 8-K............................     30

                      Signatures...............................................................     31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     INTERNAP NETWORK SERVICES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $123,266      $155,184
  Short-term investments....................................   122,449        50,168
  Investment income receivable..............................     2,648           591
  Accounts receivable, net of allowance of $645 and $206,
    respectively............................................    10,527         4,084
  Prepaid expenses and other assets.........................     1,614           553
                                                              --------      --------
    Total current assets....................................   260,504       210,580
Property and equipment, net.................................    91,001        28,811
Patents and trademarks, net.................................       194           142
Restricted cash.............................................     4,620            --
Investments.................................................    52,355         5,050
Goodwill and other intangible assets, net...................   256,691            --
Deposits and other assets, net..............................     3,986           963
                                                              --------      --------
    Total assets............................................  $669,351      $245,546
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 21,018      $  7,278
  Accrued liabilities.......................................    22,802         4,209
  Deferred revenue..........................................       545            22
  Note payable, current portion.............................     1,723         1,021
  Line of credit............................................     1,525         1,525
  Capital lease obligations, current portion................    11,269         6,613
                                                              --------      --------
    Total current liabilities...............................    58,882        20,668
Deferred revenue............................................     8,870            --
Note payable, less current portion..........................     2,724         2,861
Capital lease obligations, less current portion.............    19,367        11,517
                                                              --------      --------
    Total liabilities.......................................    89,843        35,046
                                                              --------      --------
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.001 par value, 500,000 shares authorized;
    145,048 and 132,089 shares issued and outstanding,
    respectively............................................       145           132
  Additional paid-in capital................................   688,023       287,054
  Deferred stock compensation...............................   (11,604)      (17,228)
  Accumulated deficit.......................................  (102,878)      (59,458)
  Accumulated items of other comprehensive income...........     5,822            --
                                                              --------      --------
    Total shareholders' equity..............................   579,508       210,500
                                                              --------      --------
    Total liabilities and shareholders' equity..............  $669,351      $245,546
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues.............................................  $ 13,647   $  2,166   $ 22,538   $  3,410
                                                       --------   --------   --------   --------
Costs and expenses:
  Cost of network and customer support...............    20,475      5,560     35,801      7,906
  Product development................................     1,863        830      3,441      1,395
  Sales and marketing................................     8,000      3,633     15,689      5,869
  General and administrative.........................     5,306      1,733      9,694      2,905
  Amortization of goodwill and other intangible
    assets...........................................     2,157         --      2,157         --
  Amortization of deferred stock compensation........     2,550      1,438      5,624      1,787
                                                       --------   --------   --------   --------
    Total operating costs and expenses...............    40,351     13,194     72,406     19,862
                                                       --------   --------   --------   --------
Loss from operations.................................   (26,704)   (11,028)   (49,868)   (16,452)
Other income (expense):
  Interest income....................................     4,412        244      7,338        450
  Interest and financing expense.....................      (505)       (90)      (890)      (147)
                                                       --------   --------   --------   --------
    Net loss.........................................  $(22,797)  $(10,874)  $(43,420)  $(16,149)
                                                       ========   ========   ========   ========
Basic and diluted net loss per share.................  $  (0.16)  $  (1.59)  $  (0.32)  $  (2.39)
                                                       ========   ========   ========   ========
Weighted average shares used in computing basic and
  diluted net loss per share.........................   138,193      6,839    135,406      6,757
                                                       ========   ========   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $ (43,420)  $(16,149)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      8,227      1,305
    Non-cash interest and financing expense.................         --          9
    Provision for doubtful accounts.........................        321         58
    Non-cash compensation expense...........................      5,624      1,787
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (6,218)      (869)
    Investment income receivable............................     (2,057)        --
    Prepaid expenses, deposits and other assets.............     (2,212)      (580)
    Accounts payable........................................      2,298      1,370
    Deferred revenue........................................        401       (261)
    Accrued liabilities.....................................      1,050         24
                                                              ---------   --------
      Net cash used in operating activities.................    (35,986)   (13,306)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................    (15,142)    (4,221)
  Proceeds from disposal of property and equipment..........         76         --
  Investment in CO Space, net of cash acquired..............     (6,262)        --
  Repayment of full recourse notes assumed for outstanding
    common stock............................................        642         --
  Purchase of investments...................................   (144,902)    (9,995)
  Redemption of investments.................................     31,138         --
  Payments for patents and trademarks.......................        (42)       (33)
                                                              ---------   --------
      Net cash used in investing activities.................   (134,492)   (14,249)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan............................         --      1,100
  Repayment of shareholder loan.............................         --     (1,100)
  Principal payments on note payable........................       (515)        --
  Net increase (decrease) in line of credit.................         --        (25)
  Payments on capital lease obligations.....................     (3,067)      (875)
  Proceeds from equipment leaseback financing...............        717        428
  Restriction of cash.......................................     (4,620)    (1,019)
  Proceeds from issuance of and exercise of warrants to
    purchase capital stock, net of issuance costs...........        444     32,030
  Proceeds from exercise of stock options...................      2,138         42
  Proceeds from issuance of common stock....................    143,463         --
                                                              ---------   --------
      Net cash provided by financing activities.............    138,560     30,581
                                                              ---------   --------
  Net increase (decrease) in cash and cash equivalents......    (31,918)     3,026
  Cash and cash equivalents at beginning of period..........    155,184        275
                                                              ---------   --------
  Cash and cash equivalents at end of period................  $ 123,266   $  3,301
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $     881   $    138
                                                              =========   ========
  Purchase of property and equipment financed with capital
    leases..................................................  $  13,946   $  6,307
                                                              =========   ========
  Purchase of property and equipment included in accounts
    payable.................................................  $     137   $    202
                                                              =========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                         SIX MONTHS ENDED JUNE 30, 2000
                           (UNAUDITED, IN THOUSANDS)

                                    COMMON
                                     STOCK                                                        ACCUMULATED
                              -------------------   ADDITIONAL                                   ITEMS OF OTHER
                                           PAR       PAID-IN     DEFERRED STOCK   ACCUMULATED    COMPREHENSIVE
                               SHARES     VALUE      CAPITAL      COMPENSATION      DEFICIT          INCOME        TOTAL
                              --------   --------   ----------   --------------   ------------   --------------   --------
Balances, December 31,
  1999......................  132,089      $132      $287,054       $(17,228)      $ (59,458)                     $210,500
Issuance of common stock,
  net of costs of
  proceeds..................    3,450         3       141,998                                                      142,001
Amortization of deferred
  stock compensation........                                           5,624                                         5,624
Exercise of employee stock
  options...................    2,160         2         2,136                                                        2,138
Issuance of employee stock
  purchase plan shares......      172                   1,462                                                        1,462
Exercise of warrants to
  purchase common stock.....      296         1           443                                                          444
Common stock issued for
  acquisition of CO Space...    6,881         7       254,930                                                      254,937
Net loss....................                                                         (43,420)                      (43,420)
Unrealized gain on
  investments...............                                                                          5,822          5,822
                              -------      ----      --------       --------       ---------         ------       --------
Balances, June 30, 2000.....  145,048      $145      $688,023       $(11,604)      $(102,878)        $5,822       $579,508
                              =======      ====      ========       ========       =========         ======       ========


                              COMPREHENSIVE
                                   LOSS
                              --------------
Balances, December 31,
  1999......................
Issuance of common stock,
  net of costs of
  proceeds..................
Amortization of deferred
  stock compensation........
Exercise of employee stock
  options...................
Issuance of employee stock
  purchase plan shares......
Exercise of warrants to
  purchase common stock.....
Common stock issued for
  acquisition of CO Space...
Net loss....................      (43,420)
Unrealized gain on
  investments...............        5,822
                                 --------
Balances, June 30, 2000.....     $(37,598)
                                 ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    The unaudited condensed consolidated financial statements have been prepared by InterNAP Network Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 2000, its operating results for the three and six months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999 and changes in its shareholders' equity for the six months ended June 30, 2000. The balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K and the Company's registration statement on Form S-1 (File No. 333-95503) filed with the Securities and Exchange Commission.

    In December, 1999, the Company incorporated a wholly owned subsidiary in the United Kingdom, InterNAP Network Services U.K. Limited and in June, 2000, the Company incorporated a wholly owned subsidiary in the Netherlands, InterNAP Network Services B.V. There was, however, limited activity in each subsidiary through June 30, 2000. On January 7, 2000, the Company paid a 100% share dividend to shareholders of record on December 27, 1999. Accordingly, the number of shares disclosed in the financial statements and related notes have been adjusted to reflect the stock dividend for all periods presented.

    The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the future quarters.

2.  BUSINESS COMBINATION:

    On June 20, 2000, the Company completed its acquisition of CO Space, Inc. ("CO Space"). The acquisition was recorded using the purchase method of accounting under Accounting Principle Board Opinion No. 16 (APB 16). The aggregate purchase price of the acquired company, plus related charges, was approximately $275,307,000, and was comprised of the issuance of the Company's common stock, cash paid, and liabilities incurred. The Company issued 6,881,005 shares of common stock, and assumed 322,769 options to purchase common stock to effect the transaction. Results of operations of CO Space have been included in the financial results of the Company from the closing date of the transaction forward.

    In accordance with APB 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill and Other Intangible Assets, net" on the accompanying consolidated balance sheets and are amortized over their average useful lives of three years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance and underlying assumptions of future performance. The economic and competitive environments in which the Company and the acquired company operate were also considered in the valuation analysis.

                     INTERNAP NETWORK SERVICES CORPORATION

2.  BUSINESS COMBINATION: (CONTINUED)
    Supplemental disclosure of cash flow information is as follows (in thousands):


Cash acquired...............................................  $  3,488
Accounts receivable.........................................       546
Property and equipment, net.................................    39,105
Full recourse notes receivable for outstanding common
  stock.....................................................       642
Other tangible assets.......................................     1,887
                                                              --------
  Tangible assets acquired..................................    45,668
                                                              --------
Customer relationships......................................     1,800
Completed real estate leases................................    19,300
Trade name and trademarks...................................     2,800
Workforce in place..........................................     2,000
Goodwill....................................................   232,948
                                                              --------
  Intangible assets acquired................................   258,848
                                                              --------
    Total assets acquired...................................  $304,516
                                                              ========

Cash paid...................................................  $  7,200
Acquisition expenses incurred...............................    16,658
Accounts payable assumed....................................    11,305
Accrued liabilities assumed.................................     3,434
Deferred revenue assumed....................................     8,992
Notes and capital leases assumed............................     1,990
Value of stock and options issued...........................   254,937
                                                              --------
  Total cash paid, liabilities assumed, common stock issued
    and options assumed.....................................  $304,516
                                                              ========

    The pro forma consolidated financial information for the six months ended June 30, 2000 and 1999, determined as if the acquisition had occurred on January 1 of each year, would have resulted in revenues of approximately $23,532,000 and $3,410,000, net loss of approximately $96,774,000 and $59,940,000 and basic and diluted loss per share of approximately $(0.68) and $(4.40), respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and CO Space been combined during the specified periods.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include depreciation of property and equipment, income tax liabilities, the valuation allowance against

                     INTERNAP NETWORK SERVICES CORPORATION

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the deferred tax assets, the allowance for doubtful accounts, and the identification of intangible assets and the related depreciable lives. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

    The Company invests its cash and cash equivalents in deposits with three financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments. At June 30, 2000, the Company had placed $4,620,000 in a restricted cash account to collateralize a letter of credit with a financial institution.

    INVESTMENTS

    The Company classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its marketable securities as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in shareholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Interest and dividends on all securities are included in interest income. The fair value of the Company's marketable securities is based on quoted market prices. At June 30, 2000, marketable securities consisted of commercial paper and government securities.

    The Company accounts for investments in equity securities without readily determinable fair values at cost. The Company did not own 20% of the voting stock or exert significant influence over any of its cost basis investments as of June 30, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense).

    NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for

                     INTERNAP NETWORK SERVICES CORPORATION

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) all periods presented. Basic and diluted net loss per share for the three and six months ended June 30, 2000 and 1999 are calculated as follows (in thousands, except per share amounts):

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                          (UNAUDITED)           (UNAUDITED)
Net loss............................  $(22,797)  $(10,874)  $(43,420)  $(16,149)
                                      ========   ========   ========   ========
Basic and diluted:
  Weighted-average shares of common
    stock outstanding used in
    computing basic and diluted net
    loss per share..................   138,193      6,839    135,406      6,757
                                      ========   ========   ========   ========
  Basic and diluted net loss per
    share...........................  $  (0.16)  $  (1.59)  $  (0.32)  $  (2.39)
                                      ========   ========   ========   ========
Antidilutive securities not included
  in diluted net loss per share
  calculation:
    Convertible preferred stock.....        --     98,938         --     98,938
    Options to purchase common
      stock.........................    19,491     12,274     19,491     12,274
    Warrants to purchase common and
      Series B preferred stock......     1,626      1,200      1,626      1,200
    Unvested shares of common stock
      subject to repurchase.........       150        250        150        250
                                      --------   --------   --------   --------
                                        21,267    112,662     21,267    112,662
                                      ========   ========   ========   ========

4.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   -------------
                                                       (UNAUDITED)
Network equipment....................................    $ 12,019       $ 4,665
Network equipment under capital lease................      33,717        20,095
Furniture, equipment and software....................      14,256         6,717
Furniture, equipment and software under capital
  lease..............................................       1,488         1,164
Leasehold improvements...............................      42,503         2,009
                                                         --------       -------
                                                          103,983        34,650
Less: Accumulated depreciation and amortization
  ($8,271 and $4,851 related to capital leases at
  June 30, 2000 and December 31, 1999,
  respectively)......................................     (12,982)       (5,839)
                                                         --------       -------
Property and equipment, net..........................    $ 91,001       $28,811
                                                         ========       =======

                     INTERNAP NETWORK SERVICES CORPORATION

5.  INVESTMENTS:

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

6.  ACCRUED LIABILITIES:

    Accrued liabilities consist of the following (in thousands):

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   -------------
                                                       (UNAUDITED)
Accrued acquisition costs related to acquisition of
  CO Space...........................................    $14,108            --
Compensation payable.................................      6,078        $2,729
Private placement fee................................         --         1,000
Other................................................      2,616           480
                                                         -------        ------
                                                         $22,802        $4,209
                                                         =======        ======

7.  FINANCING ARRANGEMENTS:

    During 1999, the Company entered into an equipment financing arrangement with a financial institution allowing the Company to borrow up to $5,000,000 for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3,500,000 for equipment costs and $1,500,000 for the acquisition of software, P-NAP facility and other equipment costs. Loans under the $3,500,000 sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.89% at June 30, 2000. Loans under the $1,500,000 sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. This rate was 13.98% at June 30, 2000. Borrowings under each sublimit must be made prior to May 1, 2000. During March 2000, the Company borrowed an additional $594,000 for equipment purchases. As of June 30, 2000, the Company had outstanding borrowings of approximately $4,000,000 pursuant to this arrangement.

                     INTERNAP NETWORK SERVICES CORPORATION

7.  FINANCING ARRANGEMENTS: (CONTINUED)
    On April 10, 2000, the Company signed a letter of intent (the "Financing Agreement") with a financial institution, which will provide the Company up to $7,500,000 in funding for the purpose of financing capital expenditures. The Financing Agreement has a thirty-six month term and calls for equal payments of accrued interest plus 2.1% of the original principal balance over the term of the agreement with a balloon payment for the residual 27% of principal upon maturity. Interest is at the London Inter Bank Offered Rate plus 3.70% (10.34% at June 30, 2000) and is adjusted monthly. In the event the Company's cash and cash equivalent balance is equal to or less than $60,000,000 at the end of any quarter, the Company will be required to provide an irrevocable renewable letter of credit in an amount equal to the balance of the loan. There were no amounts outstanding under the Financing Agreement at June 30, 2000.

8.  COMMITMENTS AND CONTINGENCIES:

    During 2000, the Company entered into service commitment contracts with backbone service providers to provide interconnection services. Monthly fees are to be calculated on a usage basis subject to aggregate minimum payments of $37,000,000 through April 2003.

    In connection with the acquisition of CO Space, the Company assumed lease commitments with terms of 10 to 20 years which will require payments totaling approximately $167,569,000 through 2020.

9.  SECONDARY OFFERING:

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

10.  STOCK BASED COMPENSATION PLANS:

    The Company's stock-based compensation plans include the Amended 1999 Equity Incentive Plan (the "1999 Plan"), the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"), the 1999 Non-Employee Directors' Stock Option Plan (the "Director Plan") and the Employee Stock Purchase Plan (the "ESPP"). Additionally, during April 2000, the Company adopted the 2000 Non-Officer Equity Incentive Plan (the "2000 Plan"). The 2000 Plan initially authorized the issuance of 1,000,000 shares of the Company's common stock. On July 18, 2000, the board of directors increased the shares reserved under the 2000 Plan to 4,500,000. Under the 2000 Plan, the Company may grant stock options only to employees of the Company who are not officers or directors. Options granted under the 2000 Plan are not intended by the Company to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the Company's 1999 Plan. During the six months ended June 30, 2000, the Company granted 5,812,994 options to purchase common stock pursuant to all stock option plans, and 2,159,464 shares of common stock were issued upon exercise of stock options.

                     INTERNAP NETWORK SERVICES CORPORATION

10.  STOCK BASED COMPENSATION PLANS: (CONTINUED)
    On June 19, 2000, pursuant to the terms of the 1999 Plan, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4,831,738 shares. On July 24, 2000, pursuant to the terms of the ESPP, the number of shares reserved for the grant of stock options under the ESPP was increased by 1,500,000 shares.

    In connection with the acquisition of CO Space, the Company assumed the CO Space, Inc. 1999 Stock Incentive Plan (the "CO Space Plan"). After applying the acquisition conversion ratio, the CO Space plan allows for the issuance of 1,346,840 options to purchase shares of common stock, of which 322,769 options were outstanding at June 30, 2000.

11.  EVENTS SUBSEQUENT TO JUNE 30, 2000:

    On the close of business on July 31, 2000, the Company completed its acquisition of VPNX.com, Inc., a Redwood City, California-based developer of Virtual Private Network (VPN) technology. Under the terms of the agreement, approximately 2,306,000 million shares of InterNAP common stock were exchanged for all outstanding shares and rights to acquire shares of VPNX.com's capital stock. The acquisition will be accounted for as a purchase transaction pursuant to APB 16.

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

    After the Company decides to open a new P-NAP facility, the Company enters into a deployment phase which typically lasts four to six months, during which time the Company executes the required steps to make the P-NAP facility commercially ready for service. Among other things, this usually entails obtaining collocation space to locate the Company's equipment, entering into agreements with backbone providers, obtaining local loop connections from local telecommunications providers, building P-NAP facilities and initiating pre-sales and marketing activities. Consequently, the Company usually incurs a significant amount of upfront costs related to making a P-NAP facility commercially ready for service prior to generating revenues. Therefore, the Company's results of operations will be negatively affected during times of P-NAP facility deployment.

    To date, the Company has a total of 18 P-NAP facilities deployed in the Atlanta, Boston, Chicago, Dallas, Denver, Fremont, CA, Houston, Los Angeles, Miami, New York (two P-NAP facilities), Orange County, CA, Philadelphia, San Diego, San Jose, Seattle (two P-NAP facilities) and Washington D.C. metropolitan areas, and expects to have a total of 24 P-NAP facilities operational by the end of 2000.

    During the years ended December 31, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of the Company's common stock on the date such options were granted and the exercise price. Such amount is included as a component of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. The Company recorded amortization of deferred stock compensation in the amount of $5.6 million for the six months ended June 30, 2000. At June 30, 2000, we had a total of $11.6 million remaining to be amortized over the corresponding vesting periods of the stock options.

    On June 20, 2000, the Company completed its acquisition of CO Space, Inc. ("CO Space"). The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $275.3 million and was comprised of the issuance of the Company's common stock, cash, and assumption of liabilities. The Company issued approximately 6.9 million shares of common stock and assumed 322,769 options to purchase common stock to effect the transaction. Results of operations of CO Space have been included in the financial results of the Company from the closing date of the transaction forward.

    As a result of the acquisition, the Company recorded a total of $258.8 million of intangible assets. The intangible assets are being amortized to expense over their useful lives, which are estimated to be three years, resulting in expense of $2.2 million for the six months ended June 30, 2000.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

                                                         THREE MONTHS                 SIX MONTHS
                                                            ENDED                       ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ----------------------      ----------------------
                                                      2000          1999          2000          1999
                                                    --------      --------      --------      --------
Revenues..........................................     100%          100%          100%          100%
                                                      ----          ----          ----          ----
Costs and expenses:
  Cost of network and customer support............     150           257           159           232
  Product development.............................      14            38            15            41
  Sales and marketing.............................      59           168            70           172
  General and administrative......................      39            80            43            85
  Amortization of intangible assets...............      16            --            10            --
  Amortization of deferred stock compensation.....      19            66            25            52
                                                      ----          ----          ----          ----
    Total costs and expenses......................     297           609           322           582
                                                      ----          ----          ----          ----
  Loss from operations............................    (197)         (509)         (222)         (482)
Other income (expense):
  Interest income.................................      32            11            33            13
  Interest and financing expense..................      (4)           (4)           (4)           (4)
                                                      ----          ----          ----          ----
  Net loss........................................    (169)%        (502)%        (193)%        (473)%
                                                      ====          ====          ====          ====

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    Revenues. Revenues increased 562% from $3.4 million for the six-month period ended June 30, 1999, to $22.5 million for the six-month period ended
June 30, 2000. This increase of $19.1 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at our existing P-NAP facilities and the deployment of additional P-NAP facilities during 1999 and 2000.

    Costs of Network and Customer Support. Costs of network and customer support increased 353% from $7.9 million for the six-month period ended
June 30, 1999 to $35.8 million for the six-month period ended June 30, 2000. This increase of $27.9 million was primarily due to increased connectivity costs related to added connections to Internet backbone and competitive local exchange providers at each P-NAP facility and to a lesser extent, additional compensation costs and depreciation expense related to the equipment at newly deployed P-NAP facilities. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed P-NAP facilities because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    Product Development. Product development costs increased 143% from $1.4 million for the six-month period ended June 30, 1999, to $3.4 million for the six-month period ended June 30, 2000. This increase of $2.0 million was primarily due to compensation costs and facility costs related to additional office space. We expect product development costs to increase in absolute dollars for the foreseeable future.

    Sales and Marketing. Sales and marketing costs increased 166% from $5.9 million for the six-month period ended June 30, 1999, to $15.7 million for the six-month period ended June 30, 2000. This increase of $9.8 million was primarily due to increased compensation costs. As part of our expanded sales and marketing activities, we hired additional sales and support personnel during 1999 and 2000. We expect sales and marketing costs to increase in absolute dollars for the foreseeable future.

    General and Administrative. General and administrative costs increased 234% from $2.9 million for the six-months ended June 30, 1999, to $9.7 million for the six-months ended June 30, 2000. This increase of $6.8 million was primarily due to compensation costs, professional services costs and increased depreciation and amortization costs due to the addition of corporate office space during 1999 and 2000. We expect general and administrative costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    Other Income (Expense). Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income (expense), net, increased from $303,000 of other income for the six-month period ended June 30, 1999 to $6.4 million of other income for the six-month period ended June 30, 2000. This increase was primarily due to interest income earned on the proceeds from the Company's initial public and secondary offerings.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    Revenues. Revenues increased 518% from $2.2 million for the three-month period ended June 30, 1999, to $13.6 million for the three-month period ended June 30, 2000. This increase of $11.4 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at our existing P-NAP facilities and the deployment of additional P-NAP facilities during 1999 and 2000.

    Costs of Network and Customer Support. Costs of network and customer support increased 266% from $5.6 million for the three-month period ended
June 30, 1999 to $20.5 million for the three-month period ended June 30, 2000. This increase of $14.9 million was primarily due to increased connectivity costs related to added connections to Internet backbone and competitive local exchange providers at each P-NAP facility and to a lesser extent, additional compensation costs and depreciation expense related to the equipment at newly deployed P-NAP facilities. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed P-NAP facilities because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    Product Development. Product development costs increased 120% from $830,000 for the three-month period ended June 30, 1999, to $1.9 million for the three-month period ended June 30, 2000. This increase of $1.0 million was primarily due to compensation costs and facility costs related to additional office space. We expect product development costs to increase in absolute dollars for the foreseeable future.

    Sales and Marketing. Sales and marketing costs increased 122% from $3.6 million for the three-month period ended June 30, 1999, to $8.0 million for the three-month period ended June 30, 2000. This increase of $4.4 million was primarily due to increased compensation costs. As part of our expanded sales and marketing activities, we hired additional sales and support personnel during 1999 and 2000. We expect sales and marketing costs to increase in absolute dollars for the foreseeable future.

    General and Administrative. General and administrative costs increased 212% from $1.7 million for the three-months ended June 30, 1999, to $5.3 million for the three-months ended June 30, 2000. This increase of $3.6 million was primarily due to compensation costs, professional services costs and increased depreciation and amortization costs due to the addition of corporate office space during 1999 and 2000. We expect general and administrative costs to increase in absolute dollars as we deploy additional P-NAP facilities.

    Other Income (Expense). Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income (expense), net, increased from $154,000 of other income for the three-month period ended June 30, 1999 to $3.9 million of other income for the three-month period ended June 30, 2000. This increase was primarily due to interest income earned on the proceeds from the Company's initial public and secondary offerings.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through the issuance of its equity securities, capital leases, equipment financing and bank loans. As of June 30, 2000, the Company has raised an aggregate of approximately $648.3 million, net of offering expenses, through the sale of its equity securities.

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

    On April 10, 2000, the Company signed a letter of intent (the "Financing Agreement") with a financial institution, which will provide the Company up to $7.5 million in funding for the purpose of financing capital expenditures. The Financing Agreement has a thirty-six month term and calls for equal payments of accrued interest plus 2.1% of the original principal balance over the term of the agreement with a balloon payment for the residual 27% of principal upon maturity. Interest is at the 30-day London Inter Bank Offered Rate plus 3.70% (10.34% at June 30, 2000) and is adjusted monthly. In the event the Company's cash and cash equivalent balance is equal to or less than $60.0 million at the end of any quarter, the Company will be required to provide an irrevocable renewable letter of credit in an amount equal to the balance of the loan. There were no amounts outstanding under the Financing Agreement at June 30, 2000.

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

    At June 30, 2000, the Company had cash, cash equivalents, and investments of $298.1 million. The Company has a revolving line of credit with Silicon Valley Bank under which the Company is allowed to borrow up to $3.0 million, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The line of credit requires monthly payments of interest only at prime, or 9.5% as of June 30, 2000, and matures on June 30, 2001. At June 30, 2000, the Company had outstanding borrowings of $1.5 million on the line of credit.

    During 1999, the Company entered into an equipment financing arrangement with a financial institution allowing the Company to borrow up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software, P-NAP facility and other equipment costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.89% at June 30, 2000. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. This rate was 13.98% at June 30, 2000. Borrowings under each sublimit must be made prior to May 1, 2000. During March 2000, the Company borrowed an additional $594,000 for equipment purchases. As of June 30, 2000, the Company had outstanding borrowings of approximately $4.0 million pursuant to this arrangement.

    During 2000, the Company amended an existing equipment lease credit facility with a vendor to increase its available credit by $4.5 million to $40.0 million. As of June 30, 2000, the Company had approximately $3.8 million available under this credit facility.

    Net cash used in operations was $36.0 million for the six months ended
June 30, 2000, and $13.3 million for the six months ended June 30, 1999. Net cash used in operations for the six months ended June 30, 2000 was primarily due to funding our operating losses and increases in accounts receivable, investment income receivable, and prepaid expenses and other assets, offset by non-cash charges, depreciation and amortization and increases in accounts payable.

    Net cash used in investing activities was $134.5 million for the six months ended June 30, 2000 and $14.2 million for the six months ended June 30, 1999. Purchases of property and equipment were partially financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows), and totaled $29.0 million ($13.9 million financed by capital leases) for the six months ended June 30, 2000. Additionally, for the six-month period ended June 30, 2000, $144.9 million was used to purchase investments, offset by $31.1 million of redeemed investments as compared to $10.0 million used to purchase investments during the same period in 1999. The Company also used $6.3 million in connection with the acquisition of CO Space during the six-month period ended June 30, 2000.

    Net cash provided from financing activities was $138.6 million for the six months ended June 30, 2000, and $30.6 million for the six months ended June 30, 1999. Net cash from financing activities primarily reflects proceeds from the sales of our equity securities offset by the costs of those proceeds, restrictions of cash related to lines and letters of credit, and payments on capital lease obligations and notes payable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company maintains investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes a $16.7 million minority equity investment in 360networks, a publicly traded company listed on the NASDAQ Stock Market. The value of the 360networks investment is subject to market price volatility. The Company also has a $6.0 million equity investment in an early stage privately held company, Aventail. These strategic investments are inherently risky, in part because the market for the products or services being offered or developed by 360networks and Aventail has not been proven and may never materialize. Because of the risky nature of these investments, the Company could lose its entire initial investment in these companies.

    The residual portion of the Company's investment portfolio is invested in commercial paper and government securities that could experience a material adverse decline in fair value should a sharp decline in interest rates occur. In addition, declines in interest rates could have a material adverse impact on interest earnings for the Company's investment portfolio. The Company does not currently hedge against these interest rate exposures.

    The following sensitivity analysis presents hypothetical changes in the fair values of the Company's investment in 360networks, the Company's only current public equity investment. This modeling technique measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price of 360networks. Stock price fluctuations of plus or minus 15%, 35% and 50% were selected because there has been at least one movement in the NASDAQ Composite Index of at least 15% in each of the last three years and movements of at least 35% and 50% in at least one of the last three years.

                                       VALUATION OF SECURITY GIVEN X%  VALUATION OF SECURITY GIVEN X%
                                        INCREASE IN SECURITY'S PRICE    DECREASE IN SECURITY'S PRICE
                       FAIR VALUE AT   ------------------------------  ------------------------------
      SECURITY         JUNE 30, 2000        35%             50%            (35%)           (50%)
---------------------  --------------  --------------  --------------  --------------  --------------
     360networks
    Capital Stock         $22,825         $30,814         $34,238         $14,836         $11,413

                       FAIR VALUE AT   VALUATION OF SECURITY GIVEN 15%  VALUATION OF SECURITY GIVEN 15%
      SECURITY         JUNE 30, 2000    INCREASE IN SECURITY'S PRICE     DECREASE IN SECURITY'S PRICE
---------------------  --------------  -------------------------------  -------------------------------
     360networks
    Capital Stock         $22,825                 $26,249                          $19,401

                                  RISK FACTORS

RISKS RELATED TO THE COMPANY'S BUSINESS

    THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY. The Company has incurred net losses in each quarterly and annual period since the

Company began operations. The Company incurred net losses of $1.6 million, $7.0 million and $49.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company's net loss for the six months ended June 30, 2000 was $43.4 million. As of June 30, 2000, the Company's accumulated deficit was $102.9 million. As a result of its expansion plans, the Company expects to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next 24 months, and the Company may never become profitable.

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

    Because the Company's quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in its business operations or stock price. For example, increases in the Company's quarterly revenues for the quarters ended June 30, 1999, through June 30, 2000 have varied between 52% and 74%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 296% and 609%. Fluctuations in the Company's quarterly operating results depend on a number of factors. Some of these factors are industry risks over which the Company has no control, including the introduction of new services by its competitors, fluctuations in the demand and sales cycle for its services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity the Company pays backbone providers, its ability to obtain local loop connections to its P-NAP facilities at favorable prices, and integration of people, operations, products and technologies of acquired businesses.

    Other factors that may cause fluctuations in the Company's quarterly operating results arise from strategic decisions the Company has made or will make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional P-NAP facilities and the terms of its Internet connectivity purchases. For example, the Company's practice is to purchase Internet connectivity from backbone providers at new P-NAP facilities before customers are secured. The Company also has agreed to purchase Internet connectivity from some pr oviders without regard to the amount the Company resells to its customers.

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

The deployment of new P-NAP facilities, each of which takes approximately four to six months to complete, is a key element of the Company's business strategy. In addition to its 18 existing facilities, the Company is planning to continue to deploy P-NAP facilities across a wide range of geographic regions, including foreign countries. Although the Company conducts market research in a geographic area before deploying a P-NAP facility, the Company does not enter into service contracts with customers prior to building a new P-NAP facility.

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

    BECAUSE THE COMPANY'S REVENUES DEPEND HEAVILY ON A FEW SIGNIFICANT CUSTOMERS, A LOSS OF MORE THAN ONE OF THESE SIGNIFICANT CUSTOMERS COULD REDUCE THE COMPANY'S REVENUES. The Company currently derives a substantial portion of its total revenues from a limited number of customers, and the revenues from these customers may not continue. For the quarter ended June 30, 2000 revenues from the Company's five largest customers represented approximately 17.4% of its total revenues. Typically, the agreements with the Company's customers are based on the Company's standard terms and conditions of service and generally have terms ranging from one year to three years. Revenues from these customers or from other customers that have accounted for a significant portion of the Company's revenues in past periods, individually or as a group, may not continue. If such revenues do continue, they may not reach or exceed historical levels in any future period. In addition, the Company may not succeed in diversifying its customer base in future periods. Accordingly, the Company may continue to derive a significant portion of its revenues from a relatively small number of customers. Further, the Company has had limited experience with the renewal of contracts by customers whose initial service contract terms have been completed and these customers may not renew their contracts with the Company.

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

    Currently, in each of its fully operational P-NAP facilities, the Company has connections to some combination of the following 11 backbone providers:
AT&T, Cable & Wireless USA, Inc., Global Crossing Telecommunications, Inc., GTE Internetworking, Inc., ICG Communications, Intermedia Communications Inc., PSINet, Inc., Qwest Communications International, Inc., Sprint Internet Services, UUNET, a MCI WorldCom Company, and Verio, Inc. (which entered into an agreement to be acquired by NTT Communications Corporation). The Company may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, the Company may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas in which the Company locates its P-NAP facilities.

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

    COMPETITION FROM NEW COMPETITORS COULD DECREASE THE COMPANY'S MARKET SHARE. THE COMPANY ALSO BELIEVES THAT NEW COMPETITORS WILL ENTER ITS MARKET. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have announced plans to offer or expand their network services. For example, GTE Internetworking, PSINet and Verio (which entered into an agreement to be acquired by NTT Communications Corporation) have expanded their Internet access products and services through acquisition. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place the Company at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

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

    A FAILURE IN THE COMPANY'S NETWORK OPERATIONS CENTER, P-NAP FACILITIES OR COMPUTER SYSTEMS WOULD CAUSE A SIGNIFICANT DISRUPTION IN THE PROVISION OF ITS INTERNET CONNECTIVITY SERVICES. Although the Company has taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. The Company's business depends on the efficient and uninterrupted operation of its network operations center, its P-NAP facilities and its computer and communications hardware systems and infrastructure. The Company currently has one network operations center located in Seattle, and it has 18 P-NAP facilities which are located in the Atlanta, Boston, Chicago, Dallas, Denver, Fremont, CA, Houston, Los Angeles, Miami, New York (two P-NAP facilities), Orange County, CA, Philadelphia, San Diego, San Jose, Seattle (two P-NAP facilities), and Washington, D.C. metropolitan areas. If the Company experiences a problem at its network operations center, the Company may be unable to provide Internet connectivity services to its customers, provide customer service and support or monitor its network infrastructure and P-NAP facilities, any of which would seriously harm its business.

    BECAUSE THE COMPANY HAS NO EXPERIENCE OPERATING INTERNATIONALLY, ITS INTERNATIONAL EXPANSION MAY BE LIMITED. Although the Company currently operates in 16 domestic metropolitan markets, a key component of its strategy is to expand into international markets. The Company has no experience operating internationally. The Company may not be able to adapt its services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, the Company faces the following specific risks in its international business expansion plans:

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

    THE COMPANY'S BRAND IS RELATIVELY NEW, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT THE COMPANY'S ABILITY TO COMPETE EFFECTIVELY. To successfully execute its strategy, the Company must strengthen its brand awareness. If the Company does not build its brand awareness, its ability to realize its strategic and financial objectives could be hurt. Many of the Company's competitors have well-established brands associated with the provision of Internet connectivity services. To date, the Company's market presence has been limited principally to the Atlanta, Boston, Chicago, Dallas, Denver, Fremont CA, Houston, Los Angeles, Miami, New York (two P-NAP facilities), Orange County, CA, Philadelphia, San Diego, San Jose, Seattle and Washington D.C. metropolitan areas. To date, the Company has attracted its existing customers primarily through a relatively small sales force and word of mouth. In order to build its brand awareness, the Company intends to increase its marketing efforts significantly, which may not be successful, and the Company must continue to provide high quality services. As part of its brand building efforts, the Company expects to increase its marketing budget substantially as well as its marketing activities, including advertising, tradeshows, direct response programs and new P-NAP facility launch events.

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

    IF THE COMPANY IS NOT ABLE TO SUPPORT ITS RAPID GROWTH EFFECTIVELY, ITS EXPANSION PLANS MAY BE FRUSTRATED OR MAY FAIL. The Company's inability to manage growth effectively would seriously harm its plans to expand its Internet connectivity services into new markets. Since the introduction of its Internet connectivity services, the Company has experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of its resources. For example, as of December 31, 1996 the Company had one operational P-NAP facility and nine employees compared to 18 operational P-NAP facilities and 596 full-time employees as of June 30, 2000. In addition, the Company had $2.2 million in revenues for the three months ended June 30, 1999, compared to $13.6 million in revenues for the three months ended June 30, 2000. The Company expects its growth to continue to strain its management, operational and financial resources. For example, the Company may not be able to install adequate financial control systems in an efficient and timely manner, and its current or planned information systems, procedures and controls may be inadequate to support its future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on the Company's management and its internal resources. The Company's plans to rapidly deploy additional P-NAP facilities could place a significant strain on its management's time and resources.

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

    BECAUSE THE COMPANY DEPENDS ON THIRD PARTY SUPPLIERS FOR KEY COMPONENTS OF ITS NETWORK INFRASTRUCTURE, FAILURES OF THESE SUPPLIERS TO DELIVER THEIR COMPONENTS AS AGREED COULD HINDER ITS ABILITY TO PROVIDE ITS SERVICES ON A COMPETITIVE AND TIMELY BASIS. Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect the Company's ability to provide its Internet connectivity services on a competitive and timely basis. The Company is dependent on other companies to supply various key components of its infrastructure, including the local loops between its P-NAP facilities and its Internet backbone providers and between its P-NAP facilities and its customers' networks. In addition, the routers and switches used in the Company's network infrastructure are currently supplied by a limited number of vendors, including Cisco Systems, Inc. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. The Company purchases these services and products pursuant to purchase orders placed from time to time. Furthermore, the Company does not carry significant inventories of the products it purchases, and the Company has no guaranteed supply arrangements with its vendors. The Company has in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected the Company, but these delays could affect the Company's ability to deploy P-NAP facilities in the future on a timely basis. If Cisco Systems does not provide the Company with its routers, or if the Company's limited source suppliers fail to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services the Company uses in its network infrastructure, the Company may be unable to meet its customer service commitments.

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

    THE COMPANY HAS ACQUIRED AND EXPECTS TO ACQUIRE OTHER BUSINESSES, AND THESE ACQUISITIONS INVOLVE NUMEROUS RISKS. The Company recently completed two significant business acquisitions. In June and July 2000, the Company acquired CO Space, Inc. and VPNX.com, Inc., respectively, in merger transactions. The Company expects to engage in additional acquisitions in the future in order to, among other things, enhance its existing services and enlarge its customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

    - difficulties in integrating the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

    - diversion of management's attention from normal daily operations; insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

    - insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

    - difficulties in completing projects associated with in-process research and development being conducted by the acquired businesses;

    - risks associated with the Company's entrance into markets in which it has little or no prior experience and where competitors have a stronger market presence; deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of the acquisitions;

    - deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of the acquisitions;

    - difficulties in pursuing relationships with potential strategic partners who may view the combined company as a more direct competitor than its predecessor entities taken independently;

    - issuance by the Company of equity securities that would dilute ownership of existing shareholders;

    - incurrence of significant debt, contingent liabilities and amortization expenses; and

    - loss of key employees of the acquired companies.

    Acquiring high-technologies businesses as a means of achieving growth is inherently risky. To meet these risks, the Company must maintain its ability to manage effectively any growth that results from using these means. Failure to manage effectively its growth through mergers and acquisitions, could harm the Company's business and operating results.

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

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 20, 2000, the Company issued an aggregate of approximately 6.9 million shares of its common stock in exchange for the outstanding capital stock of CO Space, Inc. in an unregistered offering in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended. The sales were made without general solicitation or advertising. All but three of the recipients of the shares were accredited investors. The unaccredited investors (either alone or with their appointed purchaser representative) were capable of evaluating the merits and risks of their investment in the Company. In addition, the Company circulated to all recipients of the shares an information statement containing the information required by Rule 502 of Regulation D.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of shareholders was held on April 26, 2000. The following nominee was elected as director, to hold office until his successor is elected and qualified, by the vote set forth below:

        NOMINEE                     FOR                     AGAINST
        -------                     ---                     -------
Robert D. Shurtleff, Jr.         74,129,471                  65,022

    The proposal to ratify the selection of PricewaterhouseCoopers LLC as independent auditors was approved by the vote set forth below:

          FOR                     AGAINST                   ABSTAIN
          ---                     -------                   -------
       74,275,485                  6,729                     12,235

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

(b) Reports on Form 8-K:

       On June 20, 2000, the Company filed a Form 8-K under Item 5 announcing the acquisition of CO Space, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2000.

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