Form 10-Q
period 2000-09-30
INTERNAP NETWORK SERVICES CORP/WA
filed 2000-11-14
CIK 1056386

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 000-27265

                      INTERNAP NETWORK SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                WASHINGTON                           91-1896926
     (State or other jurisdiction of      (IRS Employer identification No.)
      incorporation or organization)


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

                           Yes    X    No
                                -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 148,191,001 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 30, 2000.
================================================================================

                      INTERNAP NETWORK SERVICES CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                        ----
 PART I.  FINANCIAL INFORMATION

          Item 1.        Financial Statements .............................................................               3

                         Condensed Consolidated Balance Sheets
                              September 30, 2000 and December 31, 1999.....................................               3

                         Condensed Consolidated Statement of Operations
                              Three and nine months ended September 30, 2000 and 1999......................               4

                         Condensed Consolidated Statement of Cash Flows
                              Nine months ended September 30, 2000 and 1999................................               5

                         Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Loss
                              Nine months ended September 30, 2000.........................................               6

                         Notes to Condensed Consolidated Financial Statements..............................               7

          Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................              13

          Item 3.        Quantitative and Qualitative Disclosures About Market Risk........................              17

 PART II. OTHER INFORMATION

          Item 2.        Changes in Securities and Use of Proceeds.........................................              26

          Item 6.        Exhibits and Reports on Form 8-K..................................................              26

          Signatures.......................................................................................              27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INTERNAP NETWORK SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2000                1999
                                                                                -------------       -------------

                                   ASSETS

Current assets:
     Cash and cash equivalents...........................................         $  79,904           $ 155,184
     Short-term investments..............................................           102,355              50,168
     Investment income receivable........................................             2,316                 591
     Accounts receivable, net of allowance of $764 and $206, respectively            14,668               4,084
     Prepaid expenses and other assets...................................             2,950                 553
                                                                                -------------       -------------
         Total current assets............................................           202,193             210,580
Property and equipment, net..............................................           118,172              28,811
Patents and trademarks, net..............................................               193                 142
Restricted cash..........................................................            10,355                 ---
Investments..............................................................            62,001               5,050
Goodwill and other intangible assets, net................................           298,900                 ---
Deposits and other assets,  net..........................................             5,414                 963
                                                                                -------------       -------------
         Total assets....................................................         $ 697,228           $ 245,546
                                                                                =============       =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................         $  17,853           $   7,278
     Accrued liabilities ................................................             7,215               4,209
     Accrued acquisition costs...........................................             8,441                 ---
     Deferred revenue....................................................             3,675                  22
     Notes payable, current portion......................................             2,212               1,021
     Line of credit......................................................             1,525               1,525
     Capital lease obligations, current portion..........................            14,635               6,613
                                                                                -------------       -------------
         Total current liabilities.......................................            55,556              20,668
Deferred revenue.........................................................            11,231                 ---
Notes payable, less current portion......................................             3,629               2,861
Capital lease obligations, less current portion..........................            20,988              11,517
                                                                                -------------       -------------
         Total liabilities...............................................            91,404              35,046
                                                                                -------------       -------------
Commitments and contingencies
Shareholders' equity:
     Common stock, $0.001 par value, 500,000 shares authorized; 148,191
       and 132,089 shares issued and outstanding, respectively...........               148                 132
     Additional paid-in capital..........................................           784,885             287,054
     Deferred stock compensation.........................................           (14,117)            (17,228)
     Accumulated deficit.................................................          (177,690)            (59,458)
     Accumulated other comprehensive income..............................            12,598                 ---
                                                                                -------------       -------------
         Total shareholders' equity......................................           605,824             210,500
                                                                                -------------       -------------
         Total liabilities and shareholders' equity......................         $ 697,228           $ 245,546
                                                                                =============       =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INTERNAP NETWORK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                                  ------------------------     ------------------------
                                                                      2000           1999          2000           1999
                                                                  ---------      ---------     ---------      ---------

Revenues........................................................  $  20,220      $   3,613     $  42,758       $  7,022
Costs and expenses:
     Cost of network and customer support.......................     26,935          8,428        62,736         16,335
     Product development........................................      4,107          1,053         7,548          2,448
     Sales and marketing........................................      8,889          4,691        24,578         10,560
     General and administrative.................................     11,168          2,216        20,862          5,121
     Amortization of goodwill and other intangible assets.......     26,183            ---        28,340            ---
     Amortization of deferred stock compensation................      2,625          2,505         8,249          4,292
     Acquired in-process research and development...............     18,000            ---        18,000            ---
                                                                  ---------      ---------     ---------      ---------
         Total operating costs and expenses.....................     97,907         18,893       170,313         38,756
                                                                  ---------      ---------     ---------      ---------
Loss from operations............................................    (77,687)       (15,280)     (127,555)       (31,734)
Other income (expense):
     Interest income............................................      3,900             93        11,238            543
     Interest and financing expense.............................     (1,025)          (640)       (1,915)          (787)
                                                                  ---------      ---------     ---------      ---------
         Net loss...............................................  $ (74,812)     $ (15,827)    $(118,232)     $ (31,978)
                                                                  =========      =========     =========      =========

Basic and diluted net loss per share............................  $   (0.51)     $   (1.92)    $   (0.85)     $   (4.39)
                                                                  =========      =========     =========      =========

Weighted average shares used in computing basic and diluted net
     loss per share.............................................    146,794          8,246       139,315          7,291
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

                      INTERNAP NETWORK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   -----------------------
                                                                                      2000         1999
                                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..................................................................   $(118,232)   $ (31,978)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................      39,370        2,854
         Non-cash interest and financing expense ...............................         ---          549
         Provision for doubtful accounts .......................................         627           88
         Non-cash compensation and warrant expense .............................       8,534        4,292
         Acquired in-process research and development ..........................      18,000          ---
     Changes in operating assets and liabilities:
         Accounts receivable ...................................................     (10,655)      (1,931)
         Investment income receivable ..........................................      (1,724)         ---
         Prepaid expenses, deposits and other assets ...........................      (4,186)        (705)
         Accounts payable ......................................................      (2,819)       3,014
         Deferred revenue ......................................................       4,140         (275)
         Accrued liabilities ...................................................        (958)         565
                                                                                   ----------   ----------
              Net cash used in operating activities ............................     (67,903)     (23,527)
                                                                                   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment .......................................     (37,547)      (7,030)
     Proceeds from disposal of property and equipment ..........................         167          ---
     Investment in CO Space, net of cash acquired ..............................      (9,984)         ---
     Investment in VPNX.com, net of cash acquired ..............................       2,655          ---
     Collection of full recourse notes receivable for outstanding
         common stock ..........................................................         642          ---
     Purchase of investments ...................................................    (160,377)      (9,995)
     Redemption of investments .................................................      63,838        9,995
     Payments for patents and trademarks .......................................         (42)         (86)
                                                                                   ----------   ----------
              Net cash used in investing activities ............................    (140,648)      (7,116)
                                                                                   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from shareholder loan ............................................         ---        1,100
     Repayment of shareholder loan .............................................         ---       (1,100)
     Proceeds from notes payable ...............................................         ---        1,766
     Principal payments on notes payable .......................................        (909)         (15)
     Net increase (decrease) in line of credit .................................         ---          875
     Payments on capital lease obligations .....................................      (6,561)      (1,642)
     Proceeds from equipment leaseback financing ...............................         717          428
     Restriction of cash .......................................................     (10,355)      (1,677)
     Proceeds from issuance of and exercise of warrants to purchase
         capital stock, net of issuance costs ..................................         444          121
     Proceeds from exercise of stock options ...................................       4,728           71
     Proceeds from issuance of common stock ....................................     145,207       31,268
                                                                                   ----------   ----------
              Net cash provided by financing activities ........................     133,271       31,195
                                                                                   ----------   ----------
     Net increase (decrease) in cash and cash equivalents ......................     (75,280)         552
     Cash and cash equivalents at beginning of period ..........................     155,184          275
                                                                                   ----------   ----------
     Cash and cash equivalents at end of period ................................   $  79,904    $     827
                                                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest, net of amounts capitalized ........................   $   1,840    $     238
                                                                                   ==========   ==========
     Purchase of property and equipment financed with capital leases ...........   $  23,444    $  10,105
                                                                                   ==========   ==========
     Purchase of property and equipment included in accounts payable ...........   $   2,074    $   1,153
                                                                                   ==========   ==========
     Subscription receivable on sale of equity .................................   $     ---    $ 176,700
                                                                                   ==========   ==========
     Cost of equity proceeds included in accounts payable ......................   $     ---    $     442
                                                                                   ==========   ==========
     Value ascribed to warrants ................................................   $     ---    $     536
                                                                                   ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INTERNAP NETWORK SERVICES CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (Unaudited, in thousands)


                                    COMMON STOCK
                                 -----------------                                           ACCUMULATED
                                                      ADDITIONAL   DEFERRED                 ITEMS OF OTHER
                                             PAR       PAID-IN      STOCK      ACCUMULATED  COMPREHENSIVE             COMPREHENSIVE
                                 SHARES     VALUE      CAPITAL   COMPENSATION    DEFICIT       INCOME       TOTAL           LOSS
                                 -------    ------    ---------- ------------  -----------  -------------- -------    -------------
Balances, December 31, 1999..    132,089    $  132    $287,054    $(17,228)    $ (59,458)                  $210,500
Issuance of common stock, net
  of costs of proceeds.......      3,450         3     141,967                                              141,970
Amortization of deferred
  stock compensation.........                                        8,249                                    8,249
Exercise of employee stock
  options....................      3,098         3       4,725                                                4,728
Issuance of employee stock
  purchase plan shares.......        350                 3,236                                                3,236
Exercise of warrants to
  purchase common stock......        296         1         443                                                  444
Common stock issued for the
  acquisition of CO Space....      6,881         7     254,944                                              254,951
Common stock issued and
  deferred stock compensation
  recorded for the
  acquisition of VPNX.com....      2,027         2      92,230      (5,138)                                  87,094
Issuance of warrants to
  purchase common stock......                              286                                                  286
Net loss.....................                                                   (118,232)                  (118,232)    $(118,232)
Unrealized gain on
  investments................                                                                $  12,598       12,598        12,598
                                --------    ------    --------    --------     ---------     ---------     --------     ---------

Balances, September 30, 2000.    148,191    $  148    $784,885    $(14,117)    $(177,690)    $  12,598     $605,824     $(105,634)
                                ========    ======    ========    ========     =========     =========     ========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INTERNAP NETWORK SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements have been prepared by InterNAP Network Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 2000, its operating results for the three and nine months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999 and changes in its shareholders' equity for the nine months ended September 30, 2000. The balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K and the Company's registration statement on Form S-1 (File No. 333-95503) filed with the Securities and Exchange Commission.

         In December 1999, the Company incorporated a wholly owned subsidiary in the United Kingdom, InterNAP Network Services U.K. Limited and in June 2000, the Company incorporated a wholly owned subsidiary in the Netherlands, InterNAP Network Services B.V. The condensed consolidated financial statements of the Company include all activity of these subsidiaries. Foreign exchange gains and losses have not been material to date.

         On January 7, 2000, the Company paid a 100% share dividend to shareholders of record as of December 27, 1999. Accordingly, the number of shares disclosed in the financial statements and related notes have been adjusted to reflect the stock dividend for all periods presented.

         The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the future quarters.

2. BUSINESS COMBINATIONS:

         On June 20, 2000, the Company completed its acquisition of CO Space, Inc. ("CO Space"). The acquisition was recorded using the purchase method of accounting under Accounting Principle Board Opinion No. 16 ("APB 16"). The aggregate purchase price of the acquired company, plus related charges, was approximately $275,307,000 and was comprised of the Company's common stock, cash, acquisition costs and assumed options to purchase common stock. The Company issued approximately 6,881,000 shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 323,000 shares of the Company's common stock to effect the transaction. Results of operations of CO Space have been included in the financial results of the Company from the closing date of the transaction forward.

         Supplemental disclosure of cash flow information for CO Space is as follows (in thousands):

        Cash acquired....................................................................  $       3,488
        Accounts receivable..............................................................            546
        Property and equipment...........................................................         39,105
        Full recourse notes receivable for outstanding common stock......................            642
        Other tangible assets............................................................          1,887
                                                                                           -------------



                      INTERNAP NETWORK SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


             Tangible assets acquired....................................................         45,668
                                                                                           -------------
        Customer relationships...........................................................          1,800
        Completed real estate leases.....................................................         19,300
        Trade name and trademarks........................................................          2,800
        Workforce in place...............................................................          2,000
        Goodwill.........................................................................        232,948
                                                                                           -------------
             Intangible assets acquired..................................................        258,848
                                                                                           -------------
                  Total assets acquired..................................................  $     304,516
                                                                                           =============

        Cash paid........................................................................  $       7,200
        Acquisition expenses incurred....................................................         16,658
        Accounts payable assumed.........................................................         11,305
        Accrued liabilities assumed......................................................          3,434
        Deferred revenue assumed.........................................................          8,992
        Notes and capital leases assumed.................................................          1,990
        Value of stock and options issued................................................        254,937
                                                                                           -------------
             Total cash paid, liabilities assumed, common stock issued and options
             assumed.....................................................................  $     304,516
                                                                                           =============

         On July 31, 2000, the Company completed its acquisition of VPNX.com, Inc., formerly Switchsoft Systems, Inc. ("VPNX"). The acquisition was recorded using the purchase method of accounting under APB 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $87,947,000 and was comprised of the Company's common stock, cash, acquisition costs and assumed options to purchase common stock. The Company issued approximately 2,027,000 shares of common stock and assumed options to purchase VPNX common stock that were subsequently converted into options to purchase approximately 268,000 shares of the Company's common stock to effect the transaction. Results of operations of VPNX have been included in the financial results of the Company from the closing date of the transaction forward.

         Supplemental disclosure of cash flow information for VPNX is as follows (in thousands):

        Cash acquired....................................................................  $       3,070
        Property and equipment...........................................................            834
        Other tangible assets............................................................            798
                                                                                           -------------
             Tangible assets acquired....................................................          4,702
                                                                                           -------------
        Developed technology.............................................................          3,400
        Acquired in-process research and development.....................................         18,000
        Covenants not to compete.........................................................         14,100
        Workforce in place...............................................................          1,000
        Goodwill.........................................................................         49,920
                                                                                           -------------
             Intangible assets acquired..................................................         86,420
                                                                                           -------------
                 Total assets acquired...................................................  $      91,122
                                                                                           =============

        Acquisition expenses incurred....................................................            850
        Accrued liabilities assumed......................................................            655
        Deferred revenue assumed.........................................................          1,751
        Notes and capital leases assumed.................................................            772
        Value of stock and options issued................................................         92,232
        Deferred stock compensation......................................................         (5,138)
                                                                                           -------------
             Total cash paid, liabilities assumed,  common stock issued, and
                 options assumed.........................................................  $      91,122
                                                                                           =============


         In accordance with APB 16, all identifiable assets were assigned a portion of the purchase price of the acquired companies on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill and other intangible assets, net" on the accompanying consolidated balance sheets and are amortized over their average useful lives of three years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance and underlying assumptions of future performance. The economic and competitive environments in which the Company and the acquired companies operate were also considered in the valuation analysis. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was written off immediately subsequent to the acquisition because the in-process technology had not reached technological feasibility and had no probable alternative future use. Expected future cash flows associated with in-process technology were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company.
This analysis resulted in an allocation of $18 million to acquired in-process research and development expense.

         The pro forma consolidated financial information for the nine months ended September 30, 2000 and 1999, determined as if the acquisitions of CO Space and VPNX had occurred on January 1 of each year, would have resulted in revenues of approximately $45,042,000 and $10,644,000, net loss of approximately $203,053,000 and $149,502,000 and basic and diluted loss per share of approximately $(1.40) and $(9.23), respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, CO Space and VPNX been combined during the specified periods.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Examples of estimates subject to possible revision

                      INTERNAP NETWORK SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based upon the outcome of future events include depreciation of property and equipment, income tax liabilities, the valuation allowance against the deferred tax assets, the allowance for doubtful accounts, the identification of intangible assets and the related amortization periods and the estimate of acquired in-process research and development expense. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company generally considers any highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

         The Company invests its cash and cash equivalents in deposits with three financial institutions that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to temporary cash investments. At September 30, 2000, the Company had placed approximately $10,355,000 in a restricted cash account to collateralize letters of credit with financial institutions.

         INVESTMENTS

        The Company classifies its marketable securities at the date of acquisition into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its marketable securities as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in shareholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Interest and dividends on all securities are included in interest income. The fair value of the Company's marketable securities is based on quoted market prices. At September 30, 2000, marketable securities consisted of commercial paper and government securities.

         The Company accounts for investments in equity securities without readily determinable fair values at cost. The Company did not own 20% of the voting stock or exert significant influence over any of its cost basis investments as of September 30, 2000. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense).

         NET LOSS PER SHARE

         Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 are calculated as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999           2000            1999
                                                     -------------- --------------  -------------- -------------
                                                              (unaudited)                    (unaudited)
Net loss.............................................$    (74,812)   $    (15,827)  $   (118,232)  $    (31,978)
                                                     ============    ============   ============   ============
Basic and diluted:
    Weighted-average shares of common stock
       outstanding used in computing basic and
       diluted net loss per share....................     146,794           8,246        139,315          7,291
                                                     ============    ============   ============   ============
    Basic and diluted net loss per share.............$      (0.51)   $      (1.92)  $      (0.85)  $      (4.39)
                                                     ============    ============   ============   ============
Antidilutive securities not included in diluted net
loss per share calculation:
       Convertible preferred stock...................         ---          98,954            ---         98,954
       Options to purchase common stock..............      23,657          15,200         23,657         15,200
       Warrants to purchase common and
         Series B preferred stock....................       1,626           1,386          1,626          1,386
       Unvested shares of common stock
         subject to repurchase.......................         125             226            125            226
                                                     ------------    ------------   ------------   ------------
                                                           25,408         115,766         25,408        115,766
                                                     ============    ============   ============   ============

                      INTERNAP NETWORK SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following (in thousands):

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 2000              1999
                                                                             -------------     ------------
                                                                              (unaudited)
Network equipment............................................................$  28,798            $   4,665
Network equipment under capital lease........................................   43,111               20,095
Furniture, equipment and software............................................   21,346                6,717
Furniture, equipment and software under capital lease........................    1,592                1,164
Leasehold improvements.......................................................   40,490                2,009
                                                                             -------------     ------------
                                                                               135,337               34,650
Less:  Accumulated depreciation and amortization.............................  (17,165)              (5,839)
                                                                             -------------     ------------
Property and equipment, net..................................................$ 118,172            $  28,811
                                                                             =============     ============


5. INVESTMENTS:

         On February 22, 2000, pursuant to an investment agreement, the Company purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6,000,007. The Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, the Company and Aventail entered into a joint marketing agreement which, among other things, granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's recognition of $3,000,000 of revenue over a two-year period. The Company's investment in Aventail is recorded at cost.

         Pursuant to an investment agreement among the Company, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. ("360networks"), on April 17, 2000, the Company purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, the Company purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16,722,180. Additionally, the Company and 360networks entered into a letter of intent to negotiate a strategic agreement that would provide the Company with long-haul fiber-optic bandwidth capacity and provide 360networks with the Company's Internet connectivity services. The Company's investment in 360networks is recorded at fair market value.

         On August 20, 2000, the Company entered into a credit facility with Speedera Networks ("Speedera") which allows Speedera to borrow up to $6,000,000 from the Company. The credit facility bears interest at the prime rate plus 3% on the date of each draw and matures on December 31, 2000. Upon maturity, Speedera has the option of repaying all principal and accrued interest or converting the amount due into Speedera preferred stock. As of September 30, 2000, the Company has included $3,000,000 in non-current investments related to Speedera's borrowings under the credit facility. Subsequent to September 30, 2000, Speedera borrowed the remaining $3,000,000 under the credit facility.

6. ACCRUED LIABILITIES:

         Accrued liabilities consist of the following (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                          2000             1999
                                                                     -------------     ------------
                                                                      (unaudited)
Compensation payable...............................................    $   4,178         $   2,729
Private placement fee..............................................          ---             1,000
Other..............................................................        3,037               480
                                                                     -------------     ------------
                                                                       $   7,215         $   4,209
                                                                     =============     ============

                      INTERNAP NETWORK SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. FINANCING ARRANGEMENTS:

         During 1999, the Company entered into an equipment financing arrangement with a financial institution allowing the Company to borrow up to $5,000,000 for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3,500,000 for equipment costs and $1,500,000 for the acquisition of software, service point and other equipment costs. Loans under the $3,500,000 sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.89% at September 30, 2000. Loans under the $1,500,000 sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. This rate was 13.98% at September 30, 2000. Borrowings under each sublimit must be made prior to May 1, 2000. During March 2000, the Company borrowed an additional $594,000 for equipment purchases. As of September 30, 2000, the Company's remaining obligation related to this arrangement totaled approximately $3,665,000.

         On April 10, 2000, the Company entered into an agreement with a financial institution (the "Financing Agreement"), which will provide the Company up to $7,500,000 in funding for the purpose of financing capital expenditures. The Financing Agreement has a 36 month term and calls for equal payments of accrued interest plus 2.1% of the original principal balance over the term of the agreement with a balloon payment for the residual 27% of principal upon maturity. Interest is at the London Inter Bank Offered Rate plus 3.70% (10.32% at September 30, 2000) and is adjusted monthly. In the event the Company's cash and cash equivalent balance is equal to or less than $60,000,000 at the end of any quarter, the Company will be required to provide an irrevocable renewable letter of credit in an amount equal to the balance of the loan. There were no amounts outstanding under the Financing Agreement at September 30, 2000.

         As part of the acquisition of CO Space on June 20, 2000, the Company assumed an equipment financing agreement (the "Equipment Financing Agreement") with a financial institution, which provides up to $2,000,000 for the purchase of equipment. The Equipment Financing Agreement was signed on July 29, 1999 and has a 42 month term, with a commitment termination date of June 30, 2000. The interest rate is 3.25% over the yield of a 42-month U. S. Treasury Note on the day of funding. There are two loan schedules under the Equipment Financing Agreement with interest rates of 8.99% and 9.12%. The Equipment Financing Agreement calls for equal monthly principal and interest payments over the term of the Equipment Financing Agreement with a final payment of 8.5% of the original loan amount. As of September 30, 2000, the Company had outstanding borrowings of $1,500,000 under this Equipment Financing Agreement.

         On July 31, 2000, the Company assumed a senior loan and security agreement (the "Security Agreement") in connection with the acquisition of VPNX. The Security Agreement provides up to $2,000,000 for the purchase of equipment and requires 36 equal monthly payments of principal and interest. The interest rates on the existing notes range from 6.59% to 8.03%, and each note has a final payment of 15% of the original balance. This final payment may be extended for an additional 12 months at a monthly rate of 1.5%. The commitment termination date under the Security Agreement was August 31, 2000. Outstanding borrowings at September 30, 2000 were $685,000.

8. COMMITMENTS AND CONTINGENCIES:

         The Company has entered into service commitment contracts with Internet backbone service providers to provide interconnection services. Monthly fees are calculated on a usage basis subject to aggregate minimum payments of $37,000,000 through April 2003.

         In connection with the acquisition of CO Space, the Company assumed lease commitments with terms of 10 to 20 years which will require payments totaling approximately $167,569,000 through 2020.

9. SHAREHOLDERS' EQUITY:

         On April 6, 2000, 8,625,000 shares of the Company's common stock were sold in a public offering at a price of $43.50 per share. Of these shares, 3,450,000 were sold by the Company and 5,175,000 shares were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders. The proceeds to the Company from the offering were $142,900,000, net of underwriting discounts and commissions of $7,100,000.

         On August 2, 2000, the Company issued 20,000 warrants to an executive recruiting firm. The fair value of these warrants was estimated to be approximately $286,000 based upon the Black-Scholes option pricing model and was charged to expense.

                      INTERNAP NETWORK SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK BASED COMPENSATION PLANS:

         The Company's stock-based compensation plans include the Amended 1999 Equity Incentive Plan (the "1999 Plan"), the 1998 Stock Option/Stock Issuance Plan (the "1998 Plan"), the 1999 Non-Employee Directors' Stock Option Plan (the "Director Plan"), the Employee Stock Purchase Plan (the "ESPP") and the 2000 Non-Officer Equity Incentive Plan (the "2000 Plan"). The 2000 Plan initially authorized the issuance of 1,000,000 shares of the Company's common stock. On July 18, 2000, the board of directors increased the shares reserved under the 2000 Plan to 4,500,000. Under the 2000 Plan, the Company may grant stock options only to employees of the Company who are not officers or directors. Options granted under the 2000 Plan are not intended by the Company to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the Company's 1999 Plan. During the nine months ended September 30, 2000, the Company granted 11,522,000 options to purchase common stock pursuant to all stock option plans, and 3,098,000 shares of common stock were issued upon exercise of stock options.

         On June 19, 2000, pursuant to the terms of the 1999 Plan, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4,831,738 shares. On July 24, 2000, pursuant to the terms of the ESPP, the number of shares reserved for the grant of stock options under the ESPP was increased by 1,500,000 shares.

         In connection with the acquisition of CO Space, the Company assumed the CO Space, Inc. 1999 Stock Incentive Plan (the "CO Space Plan"). After applying the acquisition conversion ratio, the CO Space plan authorizes the issuance of up to 1,346,840 options to purchase shares of common stock, of which approximately 323,000 options have been granted to date and approximately 178,000 options were outstanding at September 30, 2000.

         In connection with the acquisition of VPNX, the Company assumed the Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and the Switchsoft Systems, Inc. 1997 Stock Option Plan (the "VPNX Plans"). After applying the acquisition conversion ratio, the VPNX Plans authorize the issuance of up to 307,417 options to purchase shares of common stock, of which approximately 268,000 options have been granted to date and approximately 264,000 options were outstanding at September 30, 2000. The Company recorded deferred stock compensation related to the unvested options assumed, totaling $5,135,000, of which $573,000 was amortized to expense during the three and nine months ended September 30, 2000.

                      INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

OVERVIEW

         The Company is a leading provider of fast, reliable and centrally managed Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of the Company's connectivity service points have their data optimally routed to and from destinations on the Internet in a manner that minimizes the use of congested public network access points and private peering points. These service points include P-NAP facilities and other points of presence on the Internet from which we service our customers. The Company's optimal routing of data traffic over the multiplicity of networks that comprise the Internet enables higher transmission speeds, lower instances of data loss and greater quality of service.

         After the Company decides to open a new service point, it enters into a deployment phase which typically lasts four to six months, during which time the Company executes the required steps to make the service point commercially ready for service. Among other things, this usually entails obtaining collocation space to locate the Company's equipment, entering into agreements with backbone providers, obtaining local loop connections from local telecommunications providers, building service points and initiating pre-sales and marketing activities. Consequently, the Company usually incurs a significant amount of upfront costs related to making a service point commercially ready for service prior to generating revenues. Therefore, the Company's results of operations will be negatively affected during times of service point deployment.

         As of September 30, 2000, the Company has a total of 23 service points deployed in the Atlanta, Boston (two service points), Chicago, Dallas (two service points), Denver, Fremont, CA, Houston, Los Angeles, Miami, New York (two service points), Orange County, CA, Philadelphia, San Diego, San Francisco, San Jose (two service points), Seattle (three service points) and Washington D.C. metropolitan areas, and expects to have a total of 28 service points operational by the end of 2000. In addition, the Company operates four collocation facilities in Boston, Houston, Jersey City and New York in which it currently does not have connectivity service points. However, the Company is in the process of deploying service points into two of these collocation facilities.

         On June 20, 2000, the Company completed its acquisition of CO Space, Inc. ("CO Space"). The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16 ("APB 16"). The aggregate purchase price of the acquired company, plus related charges, was approximately $275.3 million and was comprised of the Company's common stock, cash, acquisiton costs and assumed options to purchase common stock. The Company issued approximately
6.9 million shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 323,000 shares of the Company's common stock to effect the transaction. Results of operations of CO Space have been included in the financial results of the Company from the closing date of the transaction forward.

         As a result of the CO Space acquisition, the Company recorded a total of $258.8 million of intangible assets. The intangible assets are being amortized to expense over their useful lives, which are estimated to be three years, resulting in expense of $24.5 million for the nine months ended September 30, 2000.

         On July 31, 2000, the Company completed its acquisition of VPNX.com, Inc. ("VPNX"). The acquisition was recorded using the purchase method of accounting under APB 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $87.9 million and was comprised of the Company's common stock, cash, acquisition costs and assumed options to purchase common stock. The Company issued 2.0 million shares of common stock and assumed options to purchase VPNX common stock that were subsequently converted into options to purchase approximately 268,000 shares of the Company's common stock to effect the transaction. Results of operations of VPNX have been included in the financial results of the Company from the closing date of the transaction forward.

         As a result of the VPNX acquisition, the Company recorded a total of $68.4 million of intangible assets. The intangible assets are being amortized to expense over their useful lives, which are estimated to be three years, resulting in an expense of $3.8 million for the nine months ended September 30, 2000. The Company also recorded an expense of $18.0 million related to acquired in-process research and development costs for the three and nine months ended September 30, 2000. The amount allocated to the acquired in-process research and development is related to technology acquired from VPNX that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value adjusted for the stage of completion of the technologies at the date of acquisition.

                      INTERNAP NETWORK SERVICES CORPORATION

         During the years ended December 31, 1998 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of the Company's common stock on the date such options were granted and the exercise price. In connection with the acquisition of VPNX, the Company recorded deferred stock compensation related to the unvested options it assumed, totaling $5.1 million. Such amounts are included as a component of shareholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. The Company recorded amortization of deferred stock compensation in the amount of $8.2 million for the nine months ended September 30, 2000. At September 30, 2000, the Company had a total of $14.1million remaining to be amortized over the corresponding vesting periods of the stock options.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                              -----------------------  -----------------------
                                                                2000          1999          2000        1999
                                                              ----------  -----------  ------------  ---------

         Revenues...........................................    100%         100%          100%          100%
                                                              ----------  -----------  ------------  ---------
         Costs and expenses:
              Cost of network and customer support..........    133          233           147           233
              Product development...........................     20           29            18            35
              Sales and marketing...........................     44          130            57           150
              General and administrative....................     55           61            49            73
              Amortization of goodwill and other
                  intangible assets.........................    129          ---            66           ---
              Amortization of deferred stock compensation...     13           69            19            61
              Acquired in-process research and development..     89          ---            42           ---
                                                              ----------  -----------  ------------  ---------
                Total costs and expenses....................    483          522           398           552
                                                              ----------  -----------  ------------  ---------
              Loss from operations..........................   (383)        (422)         (298)         (452)
         Other income (expense):
              Interest income...............................     19            3            26             8
              Interest and financing expense................     (5)         (18)           (4)          (11)
                                                              ----------  -----------  ------------  ---------
              Net loss......................................   (369)%       (437)%        (276)%        (455)%
                                                              ==========  ===========  ============  =========


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues. Revenues increased 511% from $7.0 million for the nine-month period ended September 30, 1999 to $42.8 million for the nine-month period ended September 30, 2000. This increase of $35.8 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was primarily attributable to the increased sales at the Company's existing service points and the deployment of additional service points during 1999 and 2000.

         Costs of Network and Customer Support. Costs of network and customer support increased 285% from $16.3 million for the nine-month period ended September 30, 1999 to $62.7 million for the nine-month period ended September 30, 2000. This increase of $46.4 million was primarily due to increased connectivity costs related to added connections to Internet backbone and competitive local exchange providers at each service point and to a lesser extent, additional compensation costs and depreciation expense related to the equipment at newly deployed service points. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because the Company purchases Internet connectivity capacity from the backbone providers in advance of securing new customers. The Company expects these costs to increase in absolute dollars as the Company deploys additional service points.

         Product Development. Product development costs increased 213% from $2.4 million for the nine-month period ended September 30, 1999 to $7.5 million for the nine-month period ended September 30, 2000. This increase of $5.1 million was primarily due to increased compensation costs. The Company expects product development costs to increase in absolute dollars for the foreseeable future.

         Sales and Marketing. Sales and marketing costs increased 132% from $10.6 million for the nine-month period ended September 30, 1999 to $24.6 million for the nine-month period ended September 30, 2000. This increase of $14.0 million was primarily due to increased compensation costs. As part of the Company's expanded sales and marketing activities, the Company

                      INTERNAP NETWORK SERVICES CORPORATION

hired additional sales and support personnel during 1999 and 2000. The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future.

         General and Administrative. General and administrative costs increased 310% from $5.1 million for the nine-months ended September 30, 1999 to $20.9 million for the six-months ended September 30, 2000. This increase of $15.8 million was primarily due to compensation costs, professional services costs, facility costs, travel costs and increased depreciation and amortization costs due to the addition of corporate office space during 1999 and 2000. The Company expects general and administrative costs to increase in absolute dollars as the Company deploys additional service points.

         Other Income (Expense). Other income (expense), net, increased from $244,000 of other expense for the nine-month period ended September 30, 1999 to $9.3 million of other income for the nine-month period ended September 30, 2000. This increase was primarily due to interest income earned on the proceeds from the Company's initial public and follow-on offerings.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues. Revenues increased 461% from $3.6 million for the three-month period ended September 30, 1999 to $20.2 million for the three-month period ended September 30, 2000. This increase of $16.6 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at the Company's existing service points and the deployment of additional service points during 1999 and 2000.

         Costs of Network and Customer Support. Costs of network and customer support increased 220% from $8.4 million for the three-month period ended September 30, 1999 to $26.9 million for the three-month period ended September 30, 2000. This increase of $18.5 million was primarily due to increased connectivity costs related to added connections to Internet backbone and competitive local exchange providers at each service point and, to a lesser extent, additional compensation costs and depreciation expense related to the equipment at newly deployed service points. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because the Company purchases Internet connectivity capacity from the backbone providers in advance of securing new customers. The Company expects these costs to increase in absolute dollars as the Company deploys additional service points.

         Product Development. Product development costs increased 273% from $1.1 million for the three-month period ended September 30, 1999 to $4.1 million for the three-month period ended September 30, 2000. This increase of $3.0 million was primarily due to increased compensation costs. The Company expects product development costs to increase in absolute dollars for the foreseeable future.

         Sales and Marketing. Sales and marketing costs increased 89% from $4.7 million for the three-month period ended September 30, 1999 to $8.9 million for the three-month period ended September 30, 2000. This increase of $4.2 million was primarily due to increased compensation costs. As part of the Company's expanded sales and marketing activities, the Company hired additional sales and support personnel during 1999 and 2000. The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future.

         General and Administrative. General and administrative costs increased 409% from $2.2 million for the three-months ended September 30, 1999 to $11.2 million for the three-months ended September 30, 2000. This increase of $9.0 million was primarily due to compensation costs, professional services costs and facility costs due to the addition of corporate office space during 1999 and 2000. The Company expects general and administrative costs to increase in absolute dollars as the Company deploys additional service points.

         Other Income (Expense). Other income (expense), net, increased from $547,000 of other expense for the three-month period ended September 30, 1999 to $2.9 million of other income for the three-month period ended September 30, 2000. This increase was primarily due to interest income earned on the proceeds from the Company's initial public and secondary offerings.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through the issuance of its equity securities, capital leases, equipment financing and bank loans. As of September 30, 2000, the Company has raised an aggregate of approximately $739.7 million, net of offering expenses, through the sale of its equity securities.

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

                      INTERNAP NETWORK SERVICES CORPORATION

granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's recognition of $3.0 million of revenue over a two-year period.

         On April 6, 2000, 8,625,000 shares of the Company's common stock were sold in a secondary public offering at a price of $43.50 per share. Of these shares, 3,450,000 were sold by the Company and 5,175,000 shares were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders. The proceeds to the Company from the offering were $142.9 million, net of underwriting discounts and commissions of $7.1 million.

         On April 10, 2000, the Company entered into an agreement with a financial institution (the "Financing Agreement"), which will provide the Company up to $7.5 million in funding for the purpose of financing capital expenditures. The Financing Agreement has a 36 month term and calls for equal payments of accrued interest plus 2.1% of the original principal balance over the term of the agreement with a balloon payment for the residual 27% of principal upon maturity. Interest is at the 30-day London Inter Bank Offered Rate plus 3.70% (10.32% at September 30, 2000) and is adjusted monthly. In the event the Company's cash and cash equivalent balance is equal to or less than $60.0 million at the end of any quarter, the Company will be required to provide an irrevocable renewable letter of credit in an amount equal to the balance of the loan. There were no amounts outstanding under the Financing Agreement at September 30, 2000.

         Pursuant to an investment agreement among the Company, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. ("360networks"), on April 17, 2000, the Company purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, the Company purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. Additionally, the Company and 360networks entered into a letter of intent to negotiate a strategic agreement that would provide the Company with long-haul fiber-optic bandwidth capacity and provide 360networks with the Company's Internet connectivity services.

         On August 20, 2000, the Company entered into a credit facility with Speedera Networks ("Speedera") which allows Speedera to borrow up to $6.0 million from the Company. The credit facility bears interest at the prime rate plus 3% on the date of each draw and matures on December 31, 2000. Upon maturity, Speedera has the option of repaying all principal and accrued interest or converting the amount due into Speedera preferred stock. As of September 30, 2000, the Company has included $3.0 million in non-current investments related to Speedera borrowings under the credit facility. Subsequent to September 30, 2000, Speedera borrowed the remaining $3.0 million under the credit facility.

         At September 30, 2000, the Company had cash, cash equivalents and investments of $244.3 million. The Company has a revolving line of credit with Silicon Valley Bank under which the Company is allowed to borrow up to $3.0 million, as limited by certain borrowing base requirements which include maintaining certain levels of monthly revenues and customer turnover ratios. The line of credit requires monthly payments of interest only at prime, or 9.5% as of September 30, 2000, and matures on June 30, 2001. At September 30, 2000, the Company had outstanding borrowings of $1.5 million on the line of credit.

         During 1999, the Company entered into an equipment financing arrangement with a financial institution allowing the Company to borrow up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software, service point and other equipment costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. This rate was 13.89% at September 30, 2000. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. This rate was 13.98% at September 30, 2000. Borrowings under each sublimit must be made prior to May 1, 2000. During March 2000, the Company borrowed an additional $594,000 for equipment purchases. As of September 30, 2000, the Company's remaining obligation related to this arrangement totaled approximately $3.7 million.

         During 2000, the Company amended an existing equipment lease credit facility with a vendor to increase its available credit by $14.5 million to $50.0 million. As of September 30, 2000, the Company had approximately $16.6 million available under this credit facility.

         As part of the acquisition of CO Space on June 20, 2000, the Company assumed an equipment financing agreement (the "Equipment Financing Agreement") with a financial institution, which provides up to $2.0 million for the purchase of equipment. The Equipment Financing Agreement was signed on July 29, 1999 and has a 42 month term, with a commitment termination date of June 30, 2000. The interest rate is 3.25% over the yield of a 42-month U. S. Treasury Note on the day of funding. There are two loan schedules under the Equipment Financing Agreement with interest rates of 8.99% and 9.12%. The Equipment Financing Agreement calls for equal monthly principal and interest payments over the term of the Equipment Financing Agreement with a final payment of 8.5% of the original loan amount. As of September 30, 2000, the Company had

                      INTERNAP NETWORK SERVICES CORPORATION

outstanding borrowings of $1.5 million under this Equipment Financing Agreement.

         On July 31, 2000, the Company assumed a senior loan and security agreement (the "Security Agreement") in connection with the acquisition of VPNX. The Security Agreement provides up to $2.0 million for the purchase of equipment and requires 36 equal monthly payments of principal and interest. The interest rates on the existing notes range from 6.59% to 8.03%, and each note has a final payment of 15% of the original balance. This final payment may be extended for an additional 12 months at a monthly rate of 1.5%. The commitment termination date under the Security Agreement was August 31, 2000. Outstanding borrowings at September 30, 2000 were $685,000.

         Net cash used in operations was $67.9 million for the nine-months ended September 30, 2000, and $23.5 million for the nine-months ended September 30, 1999. Net cash used in operations for the nine-months ended September 30, 2000 was primarily due to funding our operating losses and increases in accounts receivable, investment income receivable and prepaid expenses, deposits and other assets and decreases in accounts payable, offset by non-cash charges, depreciation and amortization and increases in deferred revenue.

         Net cash used in investing activities was $140.6 million for the nine-months ended September 30, 2000 and $7.1 million for the nine-months ended September 30, 1999. Purchases of property and equipment were partially financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows) and totaled $60.9 million ($23.4 million financed by capital leases) for the nine-months ended September 30, 2000. Additionally, for the nine-month period ended September 30, 2000, $160.4 million was used to purchase investments, offset by $63.8 million of redeemed investments. The Company also used $10.0 million in connection with the acquisition of CO Space during the nine-month period ended September 30, 2000 offset by $3.0 million of net cash received from the acquisition of VPNX.

         Net cash provided from financing activities was $133.3 million for the nine-months ended September 30, 2000 and $31.2 million for the nine-months ended September 30, 1999. Net cash from financing activities primarily reflects proceeds from the sales of our equity securities offset by the costs of those proceeds, restrictions of cash related to lines and letters of credit and payments on capital lease obligations and notes payable.

         The Company expects to spend significant additional capital to recruit and train its customer installation team and the sales force and to build out the sales facilities related to newly deployed service points. In addition to service point deployment, although to a lesser extent, product development and the development of the Company's internal systems and software will continue to require significant capital expenditures in the foreseeable future, as will the expansion of its marketing efforts. The Company expects to continue to expend significant amounts of capital on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company maintains investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes a $16.7 million minority equity investment in 360networks, a publicly traded company listed on the Nasdaq National Market. The value of the 360networks investment is subject to market price volatility. The Company also has a $6.0 million equity investment in Aventail Corporation, an early stage, privately held company, and a $3.0 million investment in, Speedera, an early stage, privately held company. These strategic investments are inherently risky, in part because the market for the products or services being offered or developed by 360networks, Aventail and Speedera have not been proven and may never materialize. Because of the risk associated with these investments, the Company could lose its entire initial investment in these companies.

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

                      INTERNAP NETWORK SERVICES CORPORATION

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


                                        Valuation of Security Given X%      Valuation of Security given X%
                                         Increase in Security's Price        Decrease in Security's Price
                     Fair Value at             (in thousands)                      (in thousands)
                     9/30/2000          -------------------------------     -------------------------------
    Security         (in thousands)         35%               50%               (35%)             (50%)
-----------------    ---------------    ------------    ----------------    --------------     -------------
  360networks
 Capital Stock          $ 29,373         $ 39,654          $ 44,060           $ 19,093           $ 14,687


                     Fair Value at      Valuation of Security Given 15%     Valuation of Security Given 15%
                       9/30/2000        Increase in Security's Price        Decrease in Security's Price
    Security         (in thousands)           (in thousands)                       (in thousands)
-----------------    ---------------    -------------------------------     -------------------------------
  360networks
 Capital Stock          $ 29,373                   $ 33,779                          $ 24,967


                                  RISK FACTORS

RISKS RELATED TO THE COMPANY'S BUSINESS

         THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY. The Company has incurred net losses in each quarterly and annual period since the Company began operations. The Company incurred net losses of $1.6 million, $7.0 million and $49.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company's net loss for the nine months ended September 30, 2000 was $118.2 million. As of September 30, 2000, the Company's accumulated deficit was $177.7 million. As a result of its expansion plans, the Company expects to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next 24 months, and the Company may never become profitable.

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

         Because the Company's quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in its business operations or stock price. For example, increases in the Company's quarterly revenues for the quarters ended September 30, 1999 through September 30, 2000 have varied between 48% and 67%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 296% and 523%. Fluctuations in the Company's quarterly operating results depend on a number of factors. Some of these factors are industry risks over which the Company has no control, including the introduction of new services by its competitors, fluctuations in the demand and sales cycle for its services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity the Company pays backbone providers, its ability to obtain local loop connections to its service points at favorable prices, and integration of people, operations, products and technologies of acquired businesses.

         Other factors that may cause fluctuations in the Company's quarterly operating results arise from strategic decisions the Company has made or will make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of its Internet connectivity purchases. For example, the Company's practice is to purchase Internet connectivity from backbone providers at new service points before customers are secured. The

                      INTERNAP NETWORK SERVICES CORPORATION

Company also has agreed to purchase Internet connectivity from some providers without regard to the amount the Company resells to its customers.

         THE COMPANY MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO THE COMPANY. The expansion and development of the Company's business will require significant capital, which the Company may be unable to obtain, to fund its capital expenditures and operations, including working capital needs. The Company's principal capital expenditures and lease payments include deployment of service points, construction of collocation facilities, leasehold improvements and the purchase, lease and installation of network equipment such as routers, telecommunications equipment and other computer equipment. The timing and amount of the Company's future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in its industry. During the next 12 months, the Company expects to meet its cash requirements with existing cash, cash equivalents, short-term investments, cash flow from sales of its services and use of credit facilities. However, the Company's capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the ability to expand its customer base, the rate of deployment of additional service points and collocation facilities and other factors. If the Company's capital requirements vary materially from those currently planned, or if the Company fails to generate sufficient cash flow from the sales of its services, the Company may require additional financing sooner than anticipated or the Company may have to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities.

         The Company may not be able to obtain future equity, debt or vendor financing on favorable terms, if at all. In addition, the Company's credit agreement contains covenants restricting its ability to incur further indebtedness. Future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require the Company to pledge assets as security for borrowings thereunder. The Company's inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of its business.

         IF THE COMPANY IS UNABLE TO MANAGE COMPLICATIONS THAT ARISE DURING DEPLOYMENT OF NEW SERVICE POINTS AND COLLOCATION FACILITIES, THE COMPANY MAY NOT SUCCEED IN ITS EXPANSION PLANS. Any delay in the opening of new service points and collocation facilities would significantly harm the Company's plans to expand its business. In its effort to deploy new service points and collocation facilities, the Company faces various risks associated with significant construction projects, including identifying and locating service point or collocation facility sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond the Company's control and all of which could delay the deployment of a new service point or collocation facility. The deployment of new service points and collocation facilities, each of which takes approximately four to six months to complete, is a key element of the Company's business strategy. In addition to its 23 existing facilities, the Company is planning to continue to deploy service points and collocation facilities across a wide range of geographic regions, including foreign countries. Although the Company conducts market research in a geographic area before deploying a service point or collocation facility, the Company does not enter into service contracts with customers prior to building a new service point or collocation facility.

         THE COMPANY WILL INCUR ADDITIONAL EXPENSE ASSOCIATED WITH THE DEPLOYMENT OF NEW SERVICE POINTS AND COLLOCATION FACILITIES AND MAY BE UNABLE TO EFFECTIVELY INTEGRATE NEW SERVICE POINTS AND COLLOCATION FACILITIES INTO ITS EXISTING NETWORK, WHICH COULD DISRUPT ITS SERVICE. New service points and collocation facilities, if completed, will result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from backbone providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if the Company does not institute adequate financial and managerial controls, reporting systems, and procedures with which to operate multiple service points and collocation facilities in geographically dispersed locations, its operations will be significantly harmed.

         BECAUSE THE COMPANY'S REVENUES DEPEND HEAVILY ON A FEW SIGNIFICANT CUSTOMERS, A LOSS OF ONE OR MORE OF THESE SIGNIFICANT CUSTOMERS COULD REDUCE THE COMPANY'S REVENUES. The Company currently derives a substantial portion of its total revenues from a limited number of customers, and the revenues from these customers may not continue. For the quarter ended September 30, 2000 revenues from the Company's five largest customers represented approximately 16.3% of its total revenues. Typically, the agreements with the Company's customers are based on the Company's standard terms and conditions of service and generally have terms ranging from one year to three years. Revenues from these customers or from other customers that have accounted for a significant portion of the Company's revenues in past periods, individually or as a group, may not continue. If such revenues do continue, they may not reach or exceed historical levels in any future period. In addition, the Company may not succeed in diversifying its customer base in future periods. Accordingly, the Company may continue to derive a significant portion of its revenues from a relatively small number of customers. Further, the Company has had limited experience with the renewal of contracts by customers whose initial service contract terms have been completed and these customers may not renew their contracts with the Company.

                      INTERNAP NETWORK SERVICES CORPORATION

         IF THE COMPANY IS UNABLE TO CONTINUE TO RECEIVE COST-EFFECTIVE SERVICE FROM ITS BACKBONE PROVIDERS, THE COMPANY MAY NOT BE ABLE TO PROVIDE ITS INTERNET CONNECTIVITY SERVICES ON PROFITABLE TERMS AND THESE BACKBONE PROVIDERS MAY NOT CONTINUE TO PROVIDE SERVICE TO THE COMPANY. In delivering its services, the Company relies on Internet backbones, which are built and operated by others. In order to be able to provide optimal routing to its customers through its service points, the Company must purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to the Company on a cost-effective basis, if at all, or that these providers will provide the Company with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that the Company could replace its Internet backbone providers on comparable terms.

         Currently, in each of its fully operational service points, the Company has connections to some combination of the following 11 backbone providers:
AT&T, Cable & Wireless USA, Inc., Earthlink, Inc., Global Crossing Telecommunications, Inc., Genuity, Intermedia Communications Inc., PSINet, Inc., Qwest Communications International, Inc., Sprint Internet Services, UUNET, a MCI WorldCom Company, and Verio, Inc. (which was acquired by NTT Communications Corporation). The Company may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, the Company may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas in which the Company locates its service points.

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

         The Company's competitors currently include backbone providers that provide connectivity services to the Company, including AT&T, Cable & Wireless USA, Earthlink, Global Crossing, Genuity, Intermedia, PSINet, Qwest Communications International, Sprint, UUNET and Verio (which was acquired by NTT Communications Corporation), regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers.

         In addition, if the Company is successful in implementing the Company's international expansion, the Company expects to encounter additional competition from international Internet service providers as well as international telecommunications companies.

         COMPETITION FROM NEW COMPETITORS COULD DECREASE THE COMPANY'S MARKET SHARE. The Company also believes that new competitors will enter its market. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have announced plans to offer or expand their network services. For example, Genuity, PSINet and Verio (which was acquired by NTT Communications Corporation) have expanded their Internet access products and services through acquisition. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place the Company at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

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

         A FAILURE IN THE COMPANY'S NETWORK OPERATIONS CENTERS, SERVICE POINTS OR COMPUTER SYSTEMS WOULD CAUSE A SIGNIFICANT DISRUPTION IN THE PROVISION OF ITS INTERNET CONNECTIVITY SERVICES. Although the Company has taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. The Company's business depends on the efficient and uninterrupted operation of its network operations centers,

                      INTERNAP NETWORK SERVICES CORPORATION

its service points and its computer and communications hardware systems and infrastructure. The Company currently has one network operations center located in Seattle, and it has 23 service points which are located in the Atlanta, Boston (two service points), Chicago, Dallas (two service points), Denver, Fremont, CA, Houston, Los Angeles, Miami, New York (two service points), Orange County, CA, Philadelphia, San Diego, San Francisco, San Jose (two service points), Seattle (three service points), and Washington, D.C. metropolitan areas. If the Company experiences a problem at its network operations centers, the Company may be unable to provide Internet connectivity services to its customers, provide customer service and support or monitor its network infrastructure and service points, any of which would seriously harm its business.

         BECAUSE THE COMPANY HAS NO EXPERIENCE OPERATING INTERNATIONALLY, ITS INTERNATIONAL EXPANSION MAY BE LIMITED. Although the Company currently operates in 17 domestic metropolitan markets, a key component of its strategy is to expand into international markets. The Company has no experience operating internationally. The Company may not be able to adapt its services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, the Company faces the following specific risks in its international business expansion plans:

         - difficulties in establishing and maintaining relationships with foreign backbone providers and local vendors, including co-location and local loop providers; and

         - difficulties in locating, building and deploying network operations centers, service points and collocation facilities in foreign countries, including in the United Kingdom and the Netherlands where the Company plans to deploy service points in 2000, and managing service points and network operations centers across disparate geographic areas.

         The Company may be unsuccessful in its efforts to address the risks associated with its currently proposed international operations, and its international sales growth may therefore be limited.

         THE COMPANY'S BRAND IS RELATIVELY NEW, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT THE COMPANY'S ABILITY TO COMPETE EFFECTIVELY. To successfully execute its strategy, the Company must strengthen its brand awareness. If the Company does not build its brand awareness, its ability to realize its strategic and financial objectives could be hurt. Many of the Company's competitors have well-established brands associated with the provision of Internet connectivity services. To date, the Company's market presence has been limited principally to the Atlanta, Boston, Chicago, Dallas, Denver, Fremont CA, Houston, Los Angeles, Miami, New York, Orange County, CA, Philadelphia, San Diego, San Francisco, San Jose, Seattle and Washington D.C. metropolitan areas. To date, the Company has attracted its existing customers primarily through a relatively small sales force and word of mouth. In order to build its brand awareness, the Company intends to increase its marketing efforts significantly, which may not be successful, and the Company must continue to provide high quality services. As part of its brand building efforts, the Company expects to increase its marketing budget substantially as well as its marketing activities, including advertising, tradeshows, direct response programs and new service point and collocation facility launch events.

         THE COMPANY IS DEPENDENT UPON ITS KEY EMPLOYEES AND MAY BE UNABLE TO ATTRACT OR RETAIN SUFFICIENT NUMBERS OF QUALIFIED PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of its executive management team and key technical personnel. The loss of any member of the Company's executive management team or a key technical employee, such as its Chief Executive Officer, Anthony Naughtin, its Chief Operating Officer, Michael Vent, its Chief Technology Officer, Christopher Wheeler or its Chief Financial Officer, Paul McBride, could significantly harm the Company. Any of the Company's officers or employees can terminate his or her relationship with the Company at any time. To the extent the Company is able to expand its operations and deploy additional service points and collocation facilities, its workforce will be required to grow. Accordingly, the Company's future success depends on the Company's ability to attract, hire, train and retain a substantial number of highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense. Consequently, the Company may not be successful in attracting, hiring, training and retaining the people the Company needs, which would seriously impede its ability to implement its business strategy.

         IF THE COMPANY IS NOT ABLE TO SUPPORT ITS RAPID GROWTH EFFECTIVELY, ITS EXPANSION PLANS MAY BE FRUSTRATED OR MAY FAIL. The Company's inability to manage growth effectively would seriously harm its plans to expand its Internet connectivity services into new markets. Since the introduction of its Internet connectivity services, the Company has experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of its resources. For example, as of December 31, 1996 the Company had one operational service point and nine employees compared to 23 operational service points and 694 full-time employees as of September 30, 2000. In addition, the Company had $3.6 million in revenues for the three months ended September 30, 1999, compared to $20.2 million in revenues for the three months ended September 30, 2000. The Company expects its growth to continue to strain its management, operational and financial resources. For example, the Company may not be able to install adequate financial control systems in an efficient and timely manner, and its current or planned information systems, procedures and controls may be inadequate to support its future operations. The

                      INTERNAP NETWORK SERVICES CORPORATION

difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on the Company's management and its internal resources. The Company's plans to rapidly deploy additional service points and collocation facilities could place a significant strain on its management's time and resources.

         IF THE COMPANY FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY, THE COMPANY MAY LOSE RIGHTS TO SOME OF ITS MOST VALUABLE ASSETS. The Company relies on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary technology. The InterNAP logo, InterNAP and P-NAP are trademarks of InterNAP which are registered in the United States. The United States Patent and Trademark Office, or USPTO, issued a patent in September 1999 relating to an initial patent application the Company filed on September 3, 1997. The patent is enforceable for a duration of 20 years from the date of filing, or until September 3, 2017. In addition, the Company acquired an additional patent in its acquisition of VPNX.com, Inc. There can be no assurance that these patents or any future issued patent will provide significant proprietary protection or commercial advantage to the Company or that the USPTO will allow any additional or future claims. The Company has a second application pending and may file additional applications in the future. Additional claims that were included by amendment in the Company's initial application have now been included in its second patent application. The Company's patent and patent applications relate to its P-NAP facility technology. In addition, the Company has filed a corresponding international patent application under the Patent Cooperation Treaty.

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

         BECAUSE THE COMPANY DEPENDS ON THIRD PARTY SUPPLIERS FOR KEY COMPONENTS OF ITS NETWORK INFRASTRUCTURE, FAILURES OF THESE SUPPLIERS TO DELIVER THEIR COMPONENTS AS AGREED COULD HINDER ITS ABILITY TO PROVIDE ITS SERVICES ON A COMPETITIVE AND TIMELY BASIS. Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect the Company's ability to provide its Internet connectivity services on a competitive and timely basis. The Company is dependent on other companies to supply various key components of its infrastructure, including the local loops between its service points and its Internet backbone providers and between its service points and its customers' networks. In addition, the routers and switches used in the Company's network infrastructure are currently supplied by a limited number of vendors, including Cisco Systems, Inc. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. The Company purchases these services and products pursuant to purchase orders placed from time to time. Furthermore, the Company does not carry significant inventories of the products it purchases, and the Company has no guaranteed supply arrangements with its vendors. The Company has in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected the Company, but these delays could affect the Company's ability to deploy service points in the future on a timely basis. If Cisco Systems does not provide the Company with its routers, or if the Company's limited source suppliers

                      INTERNAP NETWORK SERVICES CORPORATION

fail to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services the Company uses in its network infrastructure, the Company may be unable to meet its customer service commitments.

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

         Acquiring high-technology businesses as a means of achieving growth is inherently risky. To meet these risks, the Company must maintain its ability to manage effectively any growth that results from using these means. Failure to manage effectively its growth through mergers and acquisitions, could harm the Company's business and operating results.

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

         BECAUSE THE MARKET FOR THE COMPANY'S SERVICES, INCLUDING ITS INTERNET CONNECTIVITY AND COLLOCATION SERVICES, IS NEW AND ITS VIABILITY IS UNCERTAIN, THERE IS A RISK THE COMPANY'S SERVICES MAY NOT BE ACCEPTED. The Company faces the risk that the market for its services, including its high performance Internet connectivity and collocation services, might fail to develop, or develop more slowly than expected, or that its services may not achieve widespread market acceptance. This market has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of entrants. There is significant uncertainty as to whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Furthermore, the Company may be unable to market and sell its services successfully and cost-effectively to a sufficiently large number of customers. The Company typically charges more for its services than do its competitors, which may affect market acceptance of its services. Finally, if the Internet becomes subject to a form of central management, or if the Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between backbones, the problems of congestion, latency and data loss addressed by the Company's Internet connectivity services could be largely resolved and its core business rendered obsolete.

                      INTERNAP NETWORK SERVICES CORPORATION

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

                      INTERNAP NETWORK SERVICES CORPORATION

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 31, 2000, the Company issued an aggregate of approximately 2.0 million shares of its common stock in exchange for the outstanding capital stock of VPNX.com. in an unregistered offering in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended. The sales were made without general solicitation or advertising. All recipients of the shares were accredited investors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               2.1 Agreement and Plan of Merger and Reorganization, dated as of July 6, 2000, by and among the Company, Virginia Acquisition Corp., a Delaware corporation, and VPNX.com, Inc., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K, dated July 31, 2000, as amended by the Company's amended Current Report on Form 8-K/A, dated October 4, 2000).

               4.1 Form of Registration Rights Agreement by and among the Company and the stockholders of VPNX.com, Inc., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K, dated July 31, 2000, as amended by the Company's amended Current Report on Form 8-K/A, dated October 4, 2000).

               10.1 Amended and Restated InterNAP Network Services Corporation
                    1998 Stock Options/Stock Issuance Plan.

               10.2 Amended and Restated InterNAP Network Services Corporation
                    1999 Stock Incentive Plan for Non-Officers.

               27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

         (b)   Reports on Form 8-K:

               On September 5, 2000, the Company filed an amendment on Form 8-K/A to its Current Report on Form 8-K filed on June 29, 2000 announcing its acquisition of CO Space, Inc.

               On July 31, 2000, the Company filed a Current Report on Form 8-K announcing its acquisition of VPNX.com, Inc. and, on October 4, 2000, filed an amendment on Form 8-K/A to this July 31, 2000 Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2000.

                         INTERNAP NETWORK SERVICES CORPORATION
                         (Registrant)


                         By:             /s/ Paul E. McBride
                             --------------------------------------------------
                                           Paul E. McBride
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

    EXHIBIT
     INDEX           TITLE
    -------      ------------
      2.1        Agreement and Plan of Merger and Reorganization, dated as of
                 July 6, 2000, by and among the Company, Virginia Acquisition
                 Corp., a Delaware corporation, and VPNX.com, Inc., a Delaware corporation (incorporated by reference to the Company's Current
                 Report on Form 8-K, dated July 31, 2000, as amended by the Company's amended Current Report on Form 8-K/A, dated October
                 4, 2000).

      4.1 Form of Registration Rights Agreement by and among the Company and the stockholders of VPNX.com,Inc., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K, dated July 31, 2000, as amended by the Company's amended Current Report on Form 8-K/A, dated October 4, 2000).

     10.1 Amended and Restated InterNAP Network Services Corporation 1998 Stock Options/Stock Issuance Plan.

     10.2 Amended and Restated InterNAP Network Services Corporation 1999 Stock Incentive Plan for Non-Officers.

     27.1        Financial Data Schedule.