Form 10-K
period 2000-12-31
INTERNAP NETWORK SERVICES CORP/WA
filed 2001-03-15
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-1896926
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

601 Union Street, Suite 1000
Seattle, Washington 98101
(Address of Principal Executive Offices)

(206) 441-8800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq Stock Market was approximately $419,000,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D or 13G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock as of February 28, 2001 was 149,283,530.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's proxy statement relating to the annual meeting of shareholders to be held on May 30, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

PART I

    The statements contained in this annual report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Internap's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, expenses and customer demand, statements regarding the deployment of Internap's products and services and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and Internap assumes no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements as a result of certain factors, including, without limitation, those discussed in Item 7A on page 20, under the heading "Risk Factors" on page 22 and elsewhere in this annual report on Form 10-K.

ITEM 1. BUSINESS.

Overview

    Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data optimally routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the multiplicity of networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of December 31, 2000, we provided our high performance Internet connectivity services to 647 customers.

    We offer our high performance Internet connectivity services at dedicated line speeds of 1.5 Megabits per second, or Mbps, to 622 Mbps to customers desiring a superior level of Internet performance. We provide our high performance connectivity services through the deployment of service points, which are highly redundant network infrastructure facilities coupled with our patented routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, such as AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, PSINet, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation). As of December 31, 2000, we operate 29 service points which are located in the Amsterdam, Atlanta (two service points), Boston (two service points), Chicago, Dallas (two service points), Denver, Fremont, CA, Houston (two service points), Los Angeles (two service points), Miami, New York (two service points), Orange County, Philadelphia (two service points), San Diego (two service points), San Francisco, San Jose (two service points), Seattle (three service points) and Washington, D.C. metropolitan areas. We expect to have over 35 service points operational by the end of 2001.

    We believe our service points provide a superior quality of service over the public Internet enabling our customers to realize the full potential of their existing Internet-based applications, such as e-commerce and on line trading. In addition, we believe our service points will enable our customers to take advantage of new services, such as using the Internet to conduct video conferencing, make telephone calls or send facsimiles, create private networks, distribute multimedia documents and send and receive audio and video feeds.

Services

    We offer Internet connectivity services to our customers over T-1, DS-3, OC-3 and OC-12 telecommunication connections at speeds ranging from 1.5 Mbps to 622 Mbps. T-1, DS-3, OC-3 and OC-12 are several of the many possible media used to transport Internet Protocol packets across the Internet. DS-3 carries voice calls or data at a rate of 45 million bits per second, OC-3 carries voice calls or data at a rate of 155 million bits per second and OC-12 carries voice calls or data at a rate of 622 Mbps. Our list prices for a single T-1, DS-3 and OC-3 connection range from $2,695 to $193,320 per month depending on the connection purchased. Customers who connect to a service point with a DS-3 or faster connection have a choice of fixed rate pricing or usage based pricing. Otherwise, customers pay a fixed fee for our Internet connectivity services. Usage based pricing varies according to the volume of data sent and received over the connection.

    Customers that have networking equipment or servers located within service points may connect directly to our services using standard ethernet connections with speeds ranging from 10 Mbps to 1 gigabit per second, or 1 Gbps. We also offer our customers additional value added services, including:

  •
  Internap Diversity Plus. Our Diversity Plus service allows customers to maintain multiple connections to Internap and other backbone providers while still taking advantage of the optimal routing capabilities of the service point. In a typical Diversity Plus configuration, the customer has a connection to a service point and to one or more backbone providers of their choice. The customer's router is configured using our proprietary routing technology to route packets addressed to Internet destinations located on the alternate provider's backbone through the customer's direct connection while other packets are routed to the service point. In this manner, the customer can use redundant Internet connections, while also taking advantage of the unique features of the service point.

  •
  Connections to Data Centers. Many of our customers have their servers located at third party data centers. We connect to these customers either by establishing a circuit directly to their routers or through a connection we have with the network maintained by the third party data center operator. We have our own data centers in our Atlanta, Boston, Dallas, Houston, New York and Seattle service points at which a number of our customers have collocated their servers.

  •
  Installation Services. We perform installation services necessary to connect our customers' networks to our service points.

  •
  Content Delivery. We sell a variety of Akamai content distribution services including FreeFlow, FreeFlow Streaming, FirstPoint, EdgeScape, Netpodium and Forum Services.

  •
  Future Service Offerings. In the second half of 2001, we are planning to offer our customers virtual private networking and video conferencing services.

Technology

    Service Point Architecture.  The service point architecture was engineered as a reliable and scalable network access point. Multiple routers and multiple backbone connections provide back-ups in case of the failure of any single service point circuit or device.

    The service point architecture is designed to grow as our customers' traffic demands grow and as we add new customers. Our service point model provides for the addition of significant backbone providers as necessary.

    We only deploy service points within central office grade facilities. All service points are equipped with battery backup and emergency generators, as well as dual heating, ventilation and air conditioning systems.

    ASsimilator Routing Technology.  ASsimilator technology is a software based system for Internet Protocol route management that interfaces with the service point infrastructure to provide the high performance routing service characteristics of the service point. The system is a seamless integration of databases, software programs, router configuration processes and route verification methods.

    ASsimilator periodically assesses the global routing tables being advertised by all of the backbone networks touching the service point. It then automatically determines exactly which Internet Protocol routes are attached to which networks and constructs how the world of Internet Protocol addresses are connected to the Internet. ASsimilator then routes data to its intended destination backbone in normal instances as well as in failure scenarios. A verification system also allows ASsimilator to monitor the routing of data, and if routing is found to be suboptimal, adjustments can be made to optimize routing. ASsimilator controls both outbound routing to a backbone network from the service point as well as inbound routing from a backbone network. Enhancements to the ASsimilator technology are currently in testing.

    Distributed Network Management System.  We have developed a highly scalable proprietary network management system optimized for monitoring service points. With the use of our distributed network management system, our network operations center is capable of real-time monitoring of the backbones connected to each service point, customer circuits, network devices and servers 24 hours a day, seven days a week. This system provides our network operations center with proactive trouble notification, allowing for instantaneous identification and handling of problems, frequently before our customers become aware of network problems. This system also captures and provides bandwidth usage reports for billing and customer reports. Data provided by the system is an integral part of our capacity planning and provisioning process, helping us to forecast and plan upgrades before capacity becomes strained.

    Product Development Costs.  Our product development costs were approximately $0.8 million, $3.9 million and $12.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. Included in product development costs for the years ended December 31, 1998, 1999 and 2000 were research and development expenses of $0.7 million, $3.1 million and $7.7 million, respectively. We expect our product development costs to increase as we hire additional engineers and technical personnel to develop new products and services and upgrade existing ones.

Sales and Marketing

    Our sales and marketing objective is to achieve broad market penetration and increase brand name recognition by targeting enterprises that depend upon the Internet for mission-critical operations. As of December 31, 2000, we had 139 employees engaged in direct sales and 78 in sales administration and marketing located in our targeted markets.

    Sales.  We have developed a direct, high-end sales organization with managers who have extensive relevant sales experience and representatives who have many years of relevant sales experience with a broad range of telecommunications and technology companies. In addition, our highly trained technical sales engineers and client interaction engineers, who facilitate optimal routing solutions for our customers, are responsible for generating recurring sales revenues and serve to complement our sales force. When we deploy a new service point, we set up a dedicated team of sales representatives and engineers focused exclusively on that market. We believe this localized direct sales approach allows us to respond to regional competitive characteristics, educate customers, and identify and close business opportunities better than a centralized sales force. We are also developing an indirect sales channel for our products and services through relationships with our preferred collocation providers, content developers, cable companies, DSL service providers, consulting companies and Internet service providers.

    Marketing.  Our marketing efforts are designed to help educate customers in our targeted vertical markets to understand that a service provider is now available that can provide a quality of service over the entire Internet that enables them to launch and execute mission-critical Internet-based applications. Our marketing activities have included collateral advertising, tradeshows, direct response programs, new service point launch events and management of our web site. These programs are targeted at key information technology executives as well as senior marketing and finance managers and are intended to build increased brand awareness. In addition, we conduct comprehensive public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of our proprietary high speed public Internet communications solutions.

    Our marketing organization is responsible for expanding our value added service offerings into horizontal markets as new bandwidth intensive applications such as telephone and facsimile transmissions over the Internet, private networks, multimedia document distribution, audio and video feeds and other emerging technologies are introduced.

Competition

    The Internet-based connectivity services market is extremely competitive and there are few substantial barriers to entry. We expect that competition will intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Our competitors include:

  •
  backbone providers that provide us connectivity services including AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, PSINet, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation);

  •
  regional Bell operating companies which offer Internet access; and

  •
  global, national and regional Internet service providers.

    We expect competition to intensify in the future. In addition, if we are successful in implementing our international expansion, we will encounter additional competition from international Internet service providers as well as international telecommunication companies. As new participants enter the Internet connectivity services market, we will face increased competition. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers currently offer, or have announced plans to offer or expand, their network services. Other companies have expanded their Internet access products and services as a result of acquisitions. Further, the ability of some of our competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

    We believe that the principal competitive factors in our market are speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price, brand recognition, the effectiveness of sales and marketing efforts, and the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors. We believe that we presently are positioned to compete favorably with respect to most of these factors. In particular, many of our competitors have built and must maintain capital-intensive backbone infrastructures that are highly dependent on traditional public and private peering exchanges. Each backbone provider tries to offer high quality service within its own network but is unable to guarantee service quality once data leaves its network, and there is little incentive to optimize the interoperability of traffic between networks. We actively route traffic in an optimal manner, thereby providing customers with a high level of service and increasing the efficiency of the backbone providers themselves. However, the market for Internet connectivity services is evolving rapidly, and we cannot assure you that we will compete successfully in the future. As a result, we may not maintain a competitive position against current or future competitors. See "Risk Factors—Competition from More Established Competitors Who Have Greater Revenues Could Decrease Our Market Share."

Intellectual Property

    We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary technology. Internap and P-NAP are trademarks of Internap which are registered in the United States. In addition, we have three patents that have been issued by the United States Patent and Trademark Office, or USPTO. The dates of issuance for these patents range from September 1999 through December 1999, and each of these patents is enforceable for a period of 20 years after the date of its filing. We have eight additional applications pending, two of which are continuation in patent filings. We may file additional applications in the future. Our patents and patent applications relate to our service point technologies and other technical aspects of our services. In addition, we have filed corresponding international patent applications under the Patent Cooperation Treaty.

    We also enter into confidentiality and invention assignment agreements with our employees and consultants and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, departing employees and other unauthorized parties may attempt to copy or otherwise obtain and use our products and technology. Monitoring unauthorized use of our products and technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

    From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights claims or initiate litigation against us or our suppliers or customers with respect to existing or future products and services. Although we have not been a party to any material claims alleging infringement of intellectual property rights, we cannot assure you that we will not be subject to these claims in the future. Further, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights or those of our competitors. Any of these claims, with or without merit, may be time consuming, result in costly litigation and diversion of technical and management personnel or require us to cease using infringing technology, develop noninfringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop noninfringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

Employees

    As of December 31, 2000, we employed 773 full-time persons, 244 in technical support, 142 in product development, 217 in sales and marketing and 170 in finance and administration. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

Executive Officers

    The following table sets forth the name, age and position of each of our executive officers as of February 28, 2001. Our executive officers serve at the discretion of the board of directors.

Name	Age	Position
Anthony C. Naughtin	45	Chief Executive Officer and President
Michael W. Vent	48	Executive Vice President and Chief Operating Officer
Paul E. McBride	38	Senior Vice President of Finance & Administration, Chief Financial Officer and Secretary
Christopher D. Wheeler	34	Senior Vice President of Technology and Chief Technology Officer
Jerome Conlon	44	Vice President and Chief Marketing Officer
Robert Gionesi	43	Corporate Vice President, Sales
Alan D. Norman	42	Corporate Vice President of Development
John Scanlon	42	Group Vice President, Service Planning

    Anthony C. Naughtin founded Internap and has served as our Chief Executive Officer and President since May 1996. Mr. Naughtin has also served as a director since October 1997. Prior to founding Internap, he was vice president for commercial network services at ConnectSoft, Inc., an Internet and e-mail software developer, from May 1995 to May 1996. From February 1992 to May 1995, Mr. Naughtin was the director of sales at NorthWestNet, an NSFNET regional network. Mr. Naughtin has served as a director of Fine.com International Corp., a services-computer processing and data preparation company since December 1996. Mr. Naughtin holds a Bachelor of Arts in communications from the University of Iowa and is a graduate of the Creighton School of Law.

    Michael W. Vent is Executive Vice President and Chief Operating Officer. Prior to joining Internap in July 2000, Mr. Vent was President, Network Services and Information Technology and Chief Network Officer at Broadwing Communications. Prior to Broadwing Communications, Mr. Vent was Vice President of Network and Information Services for West Coast Telecommunications. Previous positions Mr. Vent has held are Vice President, Information Technology and Chief Information Officer for Progressive Communications Technology and Director of Computer and Networks for MCI Telecommunications. Mr. Vent holds a Master in Business Administration from Baldwin and Wallace College and a Bachelor of Science in Electronic Engineering from Franklin University.

    Paul E. McBride is Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary. Prior to joining Internap in 1996, he was Vice President of Finance and Operations at ConnectSoft from February 1995 to March 1996. From December 1992 to January 1995, he served as Chief Financial Officer and Vice President of Finance at PenUltimate, Inc., a software developer. Mr. McBride holds a Bachelor of Arts in Economics and a Bachelor of Science in Finance from the University of Colorado and holds a Master of Business Administration from the University of Southern California.

    Christopher D. Wheeler is Senior Vice President of Technology and Chief Technology Officer. Prior to joining Internap in 1996, Mr. Wheeler was co-founder, President and Chief Executive Officer of interGlobe Networks, Inc., a TCP/IP consulting firm from 1994 to 1996. Mr. Wheeler also worked in advanced network/Internet technology areas at NorthwestNet, which is now Verio Northwest, and was responsible for backbone engineering, routing technology design, network management tools development, network operations and systems engineering at the University of Washington from 1989 to 1994. Mr. Wheeler holds a Bachelor of Science in Computer Science from the University of Washington.

    Jerome Conlon is Vice President and Chief Marketing Officer. Prior to joining Internap in May 2000, Mr. Conlon was Senior Vice President of Marketing and Program Development at NBC.

Prior to NBC, Mr. Conlon served as Vice President of Brand Planning, Consumer Insights and Category Management at Starbucks Coffee Company and in a variety of marketing and communications positions over 14 years with Nike, Inc., including ten years as Director of Marketing Insights. Mr. Conlon received his Master of Business Administration, magna cum laude, and Bachelor of Arts, magna cum laude, from Gonzaga University in Spokane, Washington.

    Robert Gionesi is Corporate Vice President, Sales. Prior to joining Internap in 1998, Mr. Gionesi was Director of Sales for MCI's Commercial Global account segment in New York City where he was responsible for the sales and technical management of MCI's largest accounts. Prior to MCI, Mr. Gionesi held numerous senior sales positions at AT&T including Regional Technical Manager, District Sales Manager and Senior Staff Manager for the Regional Vice President. Mr. Gionesi has a degree in Business Communications from Adelphi University in Garden City, New York, and a Master of Science in Telecommunications and Computing Management from Polytechnic University in Brooklyn, New York.

    Alan D. Norman is Corporate Vice President of Development. Prior to joining Internap in 1999, Mr. Norman served as Vice President, General Manager of New Business Development at Etak, a unit of Sony Corporation from May 1996 to August 1999. Mr. Norman served as Vice President, General Manager of the Automotive Business Unit for Etak, then owned by News Corporation from September 1992 through April 1996. Mr. Norman holds a Master of Science in Business from Stanford University and a Bachelor of Science from Stanford University.

    John Scanlon is Group Vice President, Service Planning. Since joining Internap in 2000, Mr. Scanlon has served as Director of Carrier Relations and Vice President of Product Marketing. Prior to joining Internap, Mr. Scanlon served as the President of Flat Rate Communications, Inc., which was acquired by Viatel. Mr. Scanlon continued on as a General Manager of Viatel after the acquisition. Prior to his work with Flat Rate, Mr. Scanlon spent over a decade at MCI Telecommunications as their Vice President and Director of Strategic Development, Director of Business Development and Director of Finance and Information Systems. Mr. Scanlon holds a Masters in Business Administration with honors from St. Mary's College and a Bachelor of Science in Business Administration, Financial Management from Oregon State University.

ITEM 2. PROPERTIES.

    As of December 31, 2000, our executive offices are located in two buildings in Seattle, Washington and consist of approximately 74,100 square feet in one building that are leased under an agreement that expires in 2003 and approximately 127,000 square feet in another building that are leased under an agreement that expires in 2007. We lease facilities for our network operations center, sales offices and service points in a number of metropolitan areas and specific cities. We believe our existing facilities, including the additional space, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    Our common stock is traded on the Nasdaq Stock Market under the symbol "INAP." Public trading of the common stock commenced on September 29, 1999. Prior to that time, there was no public market for our common stock. The table below sets forth the high and low sale price for our common stock for the periods indicated as adjusted for our 100% share dividend paid on January 7, 2000 to shareholders of record on December 27, 1999:

	High		Low
Year Ended December 31, 2000:
Fourth Quarter	$30	7/8	$4	3/4
Third Quarter	54	1/4	24
Second Quarter	50	1/8	23	11/16
First Quarter	111		45	1/16
Year Ended December 31, 1999
Fourth Quarter (from September 29, 1999)	92	31/32	10

    As of February 28, 2001 the number of shareholders of record was 1,472. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

    We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

  Recent Sales of Unregistered Securities

    None.

  Use of Proceeds from Sales of Registered Securities

    Our initial public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-84035) that was declared effective by the Commission on September 29, 1999 and pursuant to which we sold an aggregate of 21,850,000 shares of our common stock at $10.00 per share to an underwriting syndicate managed by Morgan Stanley Dean Witter and including Credit Suisse First Boston, Donaldson, Lufkin & Jenrette, and Hambrecht & Quist. As of December 31, 2000, we had used the estimated aggregate net proceeds of $201.6 million from our initial public offering as follows:

Construction of plant, building and facilities:	$27.8 million
Purchase and installation of machinery and equipment:	$36.3 million
Purchases of real estate:	$—
Acquisition of other businesses:	$12.2 million
Repayment of indebtedness:	$12.4 million
Working capital:	$105.4 million
Temporary investments (interest bearing treasury securities and corporate paper):	$7.5 million

    Our follow-on public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-95503) that was declared effective by the Commission on April 6, 2000 and pursuant to which we sold an aggregate of 3,450,000 shares of our common stock at $43.50 per share to an underwriting syndicate managed by Morgan Stanley Dean Witter and including Credit Suisse First Boston, Donaldson, Lufkin & Jenrette, Chase H&Q and Salomon Smith Barney. As of December 31, 2000, we had used the estimated aggregate net proceeds of $142.9 million from our follow-on public offering as follows:

Construction of plant, building and facilities:	$—
Purchase and installation of machinery and equipment:	$—
Purchases of real estate:	$—
Acquisition of other businesses:	$—
Repayment of indebtedness:	$—
Working capital:	$—
Temporary investments (interest bearing treasury securities and corporate paper):	$142.9 million

    The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No portion of payments of any commissions, finders fees, expenses paid to or for underwriting or other offering expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 1998, 1999 and 2000, and the selected balance sheet data at December 31, 1999 and 2000 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the period from inception (May 1, 1996) to December 31, 1997, and the selected balance sheet data at December 31, 1996, 1997 and 1998 are derived from our audited financial statements that are not included in this annual report on Form 10-K.

	Period from Inception (May 1, 1996) to December 31, 1996
		Year Ended December 31,
		1997	1998	1999	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$44	$1,045	$1,957	$12,520	$69,613

Operating costs and expenses:
Cost of network and customer support	321	1,092	3,216	27,412	99,376
Product development	184	389	754	3,919	12,081
Sales and marketing	78	261	2,822	17,523	35,804
General and administrative	378	713	1,910	8,328	36,322
Amortization of goodwill and other intangible assets	—	—	—	—	54,334
Amortization of deferred stock compensation	—	—	205	7,569	10,651
Acquired in-process research and development	—	—	—	—	18,000

Total operating costs and expenses	961	2,455	8,907	64,751	266,568

Loss from operations	(917)	(1,410)	(6,950)	(52,231)	(196,955)
Other income (expense):
Interest income	6	36	169	3,388	14,349
Interest and financing expense	(48)	(235)	(90)	(1,074)	(2,851)
Loss on disposal of assets	—	—	(102)	—	—

Net loss	$(959)	$(1,609)	$(6,973)	$(49,917)	$(185,457)

Basic and diluted net loss per share (1)	$(.14)	$(.24)	$(1.04)	$(1.31)	$(1.30)

Weighted average shares used to compute basic and diluted net loss per share (1)	6,666	6,666	6,673	37,994	142,451

	As of December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$145	$4,770	$275	$205,352	$152,930
Total assets	1,099	5,987	7,487	245,546	650,110
Notes payable and capital lease obligations, less current portion	421	240	2,342	14,378	27,646
Total shareholders' equity (deficit)	43	4,829	(436)	210,500	531,953

(1)
See note 1 of notes to financial statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

    Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the multiplicity of networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers.

    After we decide to open a new service point, we enter into a deployment phase which typically lasts four to six months, during which time we execute the required steps to make the service point commercially ready for service. Among other things, this usually entails obtaining collocation space to locate our equipment, entering into agreements with backbone providers, obtaining local loop connections from local telecommunications providers, building service points and initiating pre-sales and marketing activities. Consequently, we usually incur a significant amount of upfront costs related to making a service point commercially ready for service prior to generating revenues. Therefore, our results of operations will be negatively affected during times of service point deployment.

    As of December 31, 2000, we operate 29 service points which are located in the Amsterdam, Atlanta, Boston, Chicago, Dallas, Denver, Fremont, CA, Houston, Los Angeles, Miami, New York, Orange County, Philadelphia, San Diego, San Francisco, San Jose, Seattle and Washington, D.C. metropolitan areas. We expect to have over 35 service points operational by the end of 2001.

    Our customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to our high quality of service, we generally price our services at a premium to providers of conventional Internet connectivity services. We expect to remain a premium provider of high quality Internet connectivity services and anticipate continuing our pricing policy in the future. We believe customers will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for high quality service.

    Our revenues are generated primarily from the sale of Internet connectivity services at fixed rate or usage based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as collocation, content distribution, server management and installation services. We also offer T-1 and fractional DS-3 connections only at fixed rates. We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings for flat rate customers, which are amortized over the respective service period, and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

    Network and customer support costs are comprised of the costs for connecting to and accessing Internet backbone providers and competitive local exchange providers, as well as costs related to deploying, operating, installing and maintaining service points and our network operations center. To the extent a service point is located a distance from the respective Internet backbone providers, we may incur additional local loop charges on a recurring basis. Additionally, rental fees and depreciation costs related to our service points and collocation facilities are included in cost of network and customer support.

    Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. Product development costs are expensed as incurred.

    Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our web site and other promotional costs.

    General and administrative costs consist primarily of compensation and other expenses for executive, finance, human resources and administrative personnel, professional fees and other general corporate costs.

    On June 20, 2000, we completed our acquisition of CO Space. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $270.9 million and was comprised of the issuance of our common stock, cash, acquisition costs and assumed options to purchase common stock. We issued approximately 6.9 million shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 322,000 shares of our common stock to effect the acquisition. Results of operations of CO Space have been included in our financial results from the closing date of the transaction forward.

    As a result of the CO Space acquisition, we recorded a total of $255.1 million of intangible assets. The intangible assets are being amortized to expense over their useful lives, which are estimated to be three years, resulting in expense of $44.9 million for the year ended December 31, 2000.

    On July 31, 2000, we completed our acquisition of VPNX.com. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $87.4 million and was comprised of issuance of our common stock, cash, acquisition costs and assumed options to purchase common stock. We issued approximately 2.0 million shares of common stock and assumed options to purchase VPNX common stock that were subsequently converted into options to purchase approximately 268,000 shares of our common stock to effect the transaction. Results of operations of VPNX have been included in our financial results from the closing date of the acquisition forward.

    As a result of the VPNX acquisition, we recorded a total of $67.9 million of intangible assets. The intangible assets are being amortized to expense over their useful lives, which are estimated to be three years, resulting in an expense of $9.4 million for the year ended December 31, 2000. We also recorded an expense of $18.0 million related to acquired in-process research and development costs for the year ended December 31, 2000. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses. Furthermore the technologies associated with the acquired in-process research and development do not have a proven market and are sufficiently complex so that the probability of completion of a marketable service or product cannot be determined. The fair value of the acquired in-process research and development was determined using the income approach, which estimates the expected cash flows from projects once commercially viable and discounts expected future cash flows to present value. The percentage of completion for each project was determined based upon time and costs incurred on the project in addition to the relative complexity. The percentages of completion varied by individual project and ranged from 25% to 70%. The discount rate of 35% used in the present value calculation was derived from an analysis of weighted average costs of capital, weighted average returns on assets and venture capital rates of returns adjusted for the specific risks associated with the in-process research and development expense. The development of the acquired technologies remains a significant risk as the nature of the efforts to develop the acquired technologies into commercially viable services consists primarily of planning, designing and testing activities necessary to determine that the products can meet customer expectations.

    During the years ended December 31, 1998 and 1999, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of our common stock on the date options were granted and the exercise price. In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed. These amounts are included as a component of shareholders' equity and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28. We recorded amortization of deferred stock compensation in the amount of $10.7 million for the year ended December 31, 2000. At December 31, 2000, we had a total of $11.7 million remaining to be amortized over the corresponding vesting periods of the stock options.

    The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate its prospects. We have only been in existence since 1996, and our services are only offered in limited regions. We have incurred net losses in each quarterly and annual period since our inception, and as of December 31, 2000, our accumulated deficit was $244.9 million.

Results of Operations

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
Revenues	100%	100%	100%

Operating costs and expenses:
Cost of network and customer support	164	219	143
Product development	39	31	17
Sales and marketing	144	140	52
General and administrative	98	67	52
Amortization of goodwill and other intangible assets	—	—	78
Amortization of deferred stock compensation	10	60	15
Acquired in-process research and development	—	—	26

Total operating costs and expenses	455	517	383

Loss from operations	(355)	(417)	(283)
Other income (expense):
Interest income	9	27	21
Interest and financing expense	(5)	(9)	(4)
Loss on disposal of assets	(5)	—	—

Net loss	(356)%	(399)%	(266)%

Years Ended December 31, 1999 and 2000

    Revenues.  Revenues for the year ended December 31, 2000, increased by 457% to $69.6 million, up from $12.5 million for the year ended December 31, 1999. Net loss for the year ended December 31, 2000, was $185.5 million, or $1.30 per share, as compared to a net loss of $49.9 million, or $1.31 per share, for the year ended December 31, 1999. The increase in Internet connectivity revenues was attributable to the increased sales at our existing service points and the opening of 17 additional service points during 1999, resulting in a total of 29 operational service points at December 31, 2000, as compared to 12 service points at December 31, 1999.

    Costs of Network and Customer Support.  Costs of network and customer support increased 263% from $27.4 million for the year ended December 31, 1999, to $99.4 million for the year ended December 31, 2000. This increase of $72.0 million was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each service point facility, comprising 50% of the increase, and to a lesser extent, additional compensation costs, comprising 14% of the increase, depreciation expense, comprising 18% of the increase and facility rental expense, comprising 11% of the increase. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because we incur Internet connectivity capacity, network equipment and collocation facility costs in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional service points.

    Product Development.  Product development costs increased 210% from $3.9 million for the year ended December 31, 1999, to $12.1 million for the year ended December 31, 2000. This increase of $8.2 million was primarily due to increased compensation costs. We expect product development costs to increase in absolute dollars for the foreseeable future.

    Sales and Marketing.  Sales and marketing costs increased 105% from $17.5 million for the year ended December 31, 1999, to $35.8 million for the year ended December 31, 2000. This increase of $18.3 million was primarily due to increased compensation costs related to the addition of sales and support personnel. We expect sales and marketing costs to increase in absolute dollars for the foreseeable future.

    General and Administrative.  General and administrative costs increased 337% from $8.3 million for the year ended December 31, 1999, to $36.3 million for the year ended December 31, 2000. This increase of $28.0 million was primarily due to compensation costs, comprising 32% of the increase, professional services costs, comprising 16% of the increase, increased facility costs, comprising 14% of the increase, recruiting costs, comprising 6% of the increase, and travel costs, comprising 5% of the increase. We expect general and administrative costs to increase in absolute dollars as we deploy additional service points.

    Other Income (Expense).  Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income, net, increased from other income, net of $2.3 million for the year ended December 31, 1999, to other income, net of $11.5 million for the year ended December 31, 2000. This increase of $9.2 million was primarily due to interest income earned on the proceeds from our private equity financings and our initial and follow-on public offerings.

Years Ended December 31, 1998 and 1999

    Revenues.  Revenues increased 525% from $2.0 million for the year ended December 31, 1998, to $12.5 million for the year ended December 31, 1999. This increase of $10.5 million was primarily due to increased Internet connectivity revenues. The increase in Internet connectivity revenues was attributable to the increased sales at our existing service points and the opening of nine additional service points during 1999, resulting in a total of 12 operational service points at December 31, 1999, as compared to three service points at December 31, 1998.

    Costs of Network and Customer Support.  Costs of network and customer support increased 756% from $3.2 million for the year ended December 31, 1998, to $27.4 million for the year ended December 31, 1999. This increase of $24.2 million was primarily due to increased connectivity costs related to added connections to Internet backbone providers at each service point facility, comprising 48% of the increase, and to a lesser extent, additional compensation costs, comprising 14% of the increase, and depreciation expense related to the equipment at newly deployed service points, comprising 13% of the increase. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because we purchase Internet connectivity capacity and network equipment and incur collocation facility costs in advance of securing new customers. We expect these costs to increase in absolute dollars as we deploy additional service points.

    Product Development.  Product development costs increased 411% from $0.8 million for the year ended December 31, 1998, to $3.9 million for the year ended December 31, 1999. This increase of $3.1 million was primarily due to compensation costs, comprising 52% of the increase, and outside consulting fees, comprising 25% of the increase. We expect product development costs to increase in absolute dollars for the foreseeable future.

    Sales and Marketing.  Sales and marketing costs increased 525% from $2.8 million for the year ended December 31, 1998, to $17.5 million for the year ended December 31, 1999. This increase of $14.7 million was primarily due to compensation costs, comprising 66% of the increase, marketing and advertising costs, comprising 11% of the increase, and to a lesser extent, facility costs related to the addition of sales offices.

    General and Administrative.  General and administrative costs increased 337% from $1.9 million for the year ended December 31, 1998, to $8.3 million for the year ended December 31, 1999. This increase of $6.4 million was primarily due to compensation costs, comprising 46% of the increase, increased depreciation and amortization costs due to the addition of corporate office space during the third quarter of 1999, comprising 9% of the increase, and professional services costs, comprising 12% of the increase. We expect general and administrative costs to increase in absolute dollars as we deploy additional service points.

    Other Income (Expense).  Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Other income, net, increased from an expense of $23,000 for the year ended December 31, 1998, to other income, net of $2.3 million for the year ended December 31, 1999. This increase was primarily due to interest income earned on the proceeds from our private equity financings and initial public offering.

Provision for Income Taxes

    We have incurred operating losses from inception through December 31, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, due to the uncertainty of our ability to realize those assets in future periods.

    As of December 31, 2000, we had net operating loss carry-forwards of $239.0 million. These loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2012. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of December 31, 2000, we have raised an aggregate of approximately $404.0 million, net of offering expenses, through the sale of our equity securities. In January 2000, we paid a 100% stock dividend on our common stock and, accordingly, all related disclosures have been revised to reflect the stock dividend for all periods presented.

    In October 1999, we sold 19,000,000 shares of our common stock at an initial public offering price of $10.00 per share resulting in net proceeds of $176.7 million. During October 1999, in connection with our initial public offering, the underwriters exercised their overallotment option, resulting in the sale of an additional 2,850,000 shares of our common stock at $10.00 per share for additional net proceeds of $26.5 million. Upon the closing of our initial public offering, all shares of outstanding preferred stock converted into 98,953,050 shares of common stock.

    Concurrent with the closing of our initial public offering on October 4, 1999, we sold 2,150,537 shares of common stock to Inktomi Corporation for $9.30 per share, resulting in proceeds of $19.0 million. In conjunction with this investment, we issued a warrant to Inktomi to purchase 1,075,268 shares of our common stock at an exercise price of $13.95 per share. The warrant has a two-year term and includes demand and piggyback registration rights. On November 24, 1999, Inktomi exercised 50% of these warrants through a cashless exercise, resulting in the issuance of 397,250 shares of our common stock to Inktomi. The agreement also prohibits Inktomi from acquiring additional shares of our common stock for a period of two years.

    On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. The Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, we entered into a joint marketing agreement with Aventail which, among other things, granted us limited exclusive rights to sell Aventail's managed extranet service and granted Aventail specified rights to sell our services. In return, we committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's receipt of $3.0 million over a two-year period.

    On April 6, 2000, 8,625,000 shares of our common stock were sold in a public offering at a price of $43.50 per share. Of these shares, 3,450,000 were sold by us and 5,175,000 shares were sold by selling shareholders. We did not receive any of the proceeds from the sale of shares of common stock by the selling shareholders. Our proceeds from the offering were $142.9 million, net of underwriting discounts and commissions of $7.1 million.

    Pursuant to an investment agreement among us, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc., on April 17, 2000, we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, we purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. Additionally, we entered into a letter of intent with 360networks to negotiate a strategic agreement that would provide us with long-haul fiber-optic bandwidth capacity and provide 360networks with our Internet connectivity services.

    On August 10, 2000, we entered into a credit facility with Speedera Networks, which allows Speedera to borrow up to $6.0 million from us. The credit facility bears interest at the prime rate plus 3% on the date of each draw and matures on May 31, 2002. As of December 31, 2000, we have included $6.0 million in non-current investments related to Speedera borrowings under the credit facility.

    At December 31, 2000, we had cash, cash equivalents and short-term investments of $152.9 million and a revolving line of credit and equipment financing arrangements allowing us to borrow up to $120.0 million, of which we had approximately $50.0 million available to us under these facilities. Interest rates under these facilities range from 3% to 19%, and these facilities expire at various dates through 2004. These financial arrangements contain financial covenants including covenants to maintain certain liquidity ratios and minimum net worth. We were in compliance with all such covenants as of December 31, 2000.

    We are currently pursuing $150.0 million to $250.0 million in additional financing with leading financial institutions. The majority of this financing is expected to be in the form of a credit facility. As of the date of this report, the final terms, including the total facility amount, interest rate and covenants, are currently being negotiated. We may be unable to successfully negotiate a definitive agreement on terms acceptable to us.

    Net cash used in operations was $5.3 million, $33.8 million and $95.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash used in operations for the years ended December 31, 1998, 1999 and 2000, was primarily due to funding of net operating losses, in addition to increases in accounts receivable and prepaid expenses, offset by non-cash charges and increases in accounts payable (except for the year ended December 31, 2000, in which accounts payable decreased), deferred revenue and accrued liabilities.

    Net cash used in investing activities was $0.9 million, $68.0 million and $106.2 million in the years ended December 31, 1998, 1999 and 2000, respectively. Net cash used in investing activities in each period reflects increased purchases of property and equipment not financed by capital leases. Purchases of property and equipment related to service point deployments were primarily financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows), and totaled $3.6 million, $15.9 million and $35.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, for the year ended December 31, 2000, $161.1 million was used to purchase investments offset by proceeds of $132.8 million from the disposition of certain investments, $8.5 million was used in connection with restrictions of cash and $12.2 million was used for acquisitions.

    Net cash provided from financing activities was $1.7 million, $256.7 million and $148.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash from financing activities primarily reflects proceeds from sales of our equity securities and line of credit financing, offset by principal payments made on capital leases.

    We expect to spend significant additional capital for marketing activities, to recruit and train our customer installation team and the sales force and to build out the sales facilities related to newly deployed service points. In addition to service point deployment, although to a lesser extent, product development and the development of our internal systems and software will continue to require significant capital expenditures in the foreseeable future. We expect to continue to expend significant amounts of capital on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

    During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents, short-term investments and cash flow from sales of our services. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional service points and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. We intend to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," is effective for us as of January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

    In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." SAB 101, as amended, provides guidance with respect to the SEC's interpretation of existing authoritative accounting guidance on the recognition of revenue in financial statements. Our adoption of SAB 101, effective January 1, 2000, has not materially impacted our financial position, results of operations or cash flows.

    The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Stock Based Compensation" in March 2000. FIN 44 provides guidance and clarification to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Our adoption of FIN 44, effective July 1, 2000, has not materially impacted our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes our investment of $16.7 million in a minority equity investment in 360networks, a publicly traded company listed on the Nasdaq Stock Market. The value of the 360networks investment is subject to market price volatility. We also have a $6.0 million equity investment in Aventail, an early stage, privately held company, and a $6.0 million credit facility due from Speedera, an early stage, privately held company. These strategic investments are inherently risky, in part because the market for the products or services being offered or developed by 360networks, Aventail and Speedera have not been proven and may never materialize. Because of risk associated with these investments, we could lose our entire initial investment in these companies.

    The remaining portion of our investment portfolio, with a fair value of $54.8 million as of December 31, 2000, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

    The following sensitivity analysis presents hypothetical changes in the fair values of our investment in 360networks, our only current public equity investment as of December 31, 2000. This modeling technique measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price of 360networks. We selected stock price fluctuations of plus or minus 15%, 35% and 50% because there has been at least one movement in the Nasdaq Composite Index of at least 15% in each of the last three years and movements of at least 35% and 50% in at least one of the last three years.

		Valuation of Security Given X% Increase in Security's Price (in thousands)			Valuation of Security Given X% Decrease in Security's Price (in thousands)
	Fair Value at 12/31/2000 (in thousands)
Security		15%	35%	50%	(15%)	(35%)	(50%)
360networks Capital Stock	$19,083	$21,946	$25,762	$28,625	$16,221	$12,404	$9,542

    As of December 31, 2000, all of our cash equivalents mature within three months and all of our short-term investments mature within one year. Therefore, as of December 31, 2000, we believe the reported amounts of cash and cash equivalents, investments and capital lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings of financial instruments is minimal.

    All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

RISK FACTORS

Risks Related to the Company's Business

    We Have a History of Losses and Expect Future Losses and May Not Achieve or Sustain Annual Profitability. We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $7.0 million, $49.9 million and $185.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. As of December 31, 2000, our accumulated deficit was $244.9 million. As a result of our expansion plans, we expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next 18 months, and we may never become profitable.

    Our Limited Operating History Makes It Difficult to Evaluate Our Prospects.  The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We have only been in existence since 1996, and our services are only offered in limited regions. Investors should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure and connectivity markets.

    Our Actual Quarterly Operating Results May Disappoint Analysts' Expectations, Which Could Have a Negative Impact on Our Stock Price. Should our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could suffer. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations.

    Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases in our quarterly revenues for the quarters ended December 31, 1999, through December 31, 2000, have varied between 32.8% and 61.7%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 295.7% and 484.2%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions.

    Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or will make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license collocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

    Some of Our Customers Are Emerging Internet-Based Businesses That May Not Pay Us for Our Services on a Timely Basis and May Not Succeed Over the Long Term. A portion of our revenues are derived from customers that are emerging Internet-based businesses. The unproven business models of some of these customers and an uncertain economic climate make their continued financial viability uncertain. Some of these customers have encountered financial difficulties and, as a result, have delayed or defaulted on their payments to us. In the future others may also do so. If these payment difficulties are substantial, our business and financial results could be seriously harmed.

    We May Require Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us. The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operations, including working capital needs. Our principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as routers, telecommunications equipment and other computer equipment as well as data center leasehold improvements. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in our industry. During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents, short-term investments and cash flow from sales of our services. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional service points and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

    We may not be able to obtain future equity or debt financing on favorable terms, if at all. Future borrowing instruments, such as credit facilities and lease agreements, are likely to contain covenants restricting our ability to incur further indebtedness and will likely require us to pledge assets as security for borrowings thereunder. The notes will be subordinated to all of our existing and any future senior indebtedness. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business.

    If We Are Unable to Manage Complications That Arise During Deployment of New Service Points, We May Not Succeed in Our Expansion Plans. Any delay in the opening of new service points would significantly harm our plans to expand our business. In our effort to deploy new service points, we face various risks associated with significant construction projects, including identifying and locating service point sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new service point. The deployment of new service points, each of which takes approximately four to six months to complete, is a key element of our business strategy. In addition to our 29 existing service points, we are planning to continue to deploy service points within limited geographic regions, including foreign countries. Although we conduct market research in a geographic area before deploying a service point, we do not enter into service contracts with customers prior to building a new service point.

    We Will Incur Additional Expense Associated with the Deployment of New Service Points and May Be Unable to Effectively Integrate New Service Points into Our Existing Network, Which Could Disrupt Our Service. New service points, if completed, will result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from backbone providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if we do not institute adequate financial and managerial controls, reporting systems, and procedures with which to operate multiple service points in geographically dispersed locations, our operations will be significantly harmed.

    If We Are Unable to Continue to Receive Cost-Effective Service from Our Backbone Providers, We May Not Be Able to Provide Our Internet Connectivity Services on Profitable Terms, and These Backbone Providers May Not Continue to Provide Service to Us. In delivering our services, we rely on Internet backbones, which are built and operated by others. In order to be able to provide high performance routing to our customers through our service points, we must purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms.

    Currently, in each of our fully operational domestic service points, we have connections to some combination of the following 10 backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia Communications, PSINet, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation). We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, we may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we locate our service points.

    Competition from More Established Competitors Who Have Greater Revenues Could Decrease Our Market Share. The Internet connectivity services market is extremely competitive, and there are few substantial barriers to entry. We expect competition from existing competitors to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have several advantages over us as we seek to develop a greater market presence.

    Our competitors currently include backbone providers that provide connectivity services to us, regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers. In addition, Internet backbone providers may make technological developments, such as improved router technology or the introduction of improved routing protocols, that will enhance the quality of their services.

    As we continue to implement our international expansion, we will encounter additional competition from international Internet service providers as well as international telecommunications companies in the countries where we provide services.

    Competition from New Competitors Could Decrease Our Market Share.  We also believe that new competitors will enter our market. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have announced plans to offer or expand their network services. For example, Genuity, PSINet and Verio (an NTT Communications Corporation) have expanded their Internet access products and services through acquisition. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop.

    Pricing Pressure Could Decrease Our Market Share.  Increased price competition or other competitive pressures could erode our market share. We currently charge, and expect to continue to charge, more for our Internet connectivity services than our competitors. For example, our current standard pricing is approximately 5% more than UUNET's current standard pricing and approximately 18% more than Sprint's current standard pricing. By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. We may not be able to offset the effects of any such price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe that the Internet connectivity industry is likely to encounter consolidation in the future. Consolidation could result in increased pressure on us to decrease our prices. Furthermore, the recent downturn in the U.S. economy has resulted in many companies who require Internet connectivity to reevaluate the cost of such services. We believe that a prolonged economic downturn could result in existing and potential customers being unwilling to pay for premium Internet connectivity services, which would harm our business.

    A Failure in Our Network Operations Center, Service Points or Computer Systems Would Cause a Significant Disruption in Our Internet Connectivity Services. Although we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. Our business depends on the efficient and uninterrupted operation of our network operations center, our service points and our computer and communications hardware systems and infrastructure. If we experience a problem at our network operations center, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or service points, any of which would seriously harm our business.

    Because We Have Limited Experience Operating Internationally, Our International Expansion May Be Limited. Although we currently operate in 18 domestic metropolitan markets, a key component of our strategy is to expand into international markets. We have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, we face the following specific risks in our international business expansion plans:

  •
  difficulties in establishing and maintaining relationships with foreign backbone providers and local vendors, including collocation and local loop providers;

  •
  difficulties in locating, building and deploying network operations centers and service points in foreign countries, and managing service points and network operations centers across disparate geographic areas; and

  •
  exposure to fluctuations in foreign currency exchange rates.

    We may be unsuccessful in our efforts to address the risks associated with our currently proposed international operations, and our international sales growth may therefore be limited.

    Our Brand Is Relatively New, and Failure to Develop Brand Recognition Could Hurt Our Ability to Compete Effectively. To successfully execute our strategy, we must strengthen our brand awareness. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt. Many of our competitors have well-established brands associated with the provision of Internet connectivity services. To date, we have attracted our existing customers primarily through a relatively small sales force and word of mouth. In order to build our brand awareness, we intend to increase our marketing efforts significantly, which may not be successful, and we must continue to provide high quality services. As part of our brand building efforts, we expect to increase our marketing budget substantially as well as our marketing activities, including advertising, tradeshows, direct response programs and new service point launch events.

    We Are Dependent upon Our Key Employees and May Be Unable to Attract or Retain Sufficient Numbers of Qualified Personnel. Our future performance depends to a significant degree upon the continued contributions of our executive management team and key technical personnel. The loss of any member of our executive management team or a key technical employee, such as our Chief Executive Officer, Anthony Naughtin, our Chief Operating Officer, Michael Vent, our Chief Financial Officer, Paul McBride, or our Chief Technology Officer, Christopher Wheeler, could significantly harm us. Any of our officers or employees can terminate his or her relationship with us at any time. To the extent we are able to expand our operations and deploy additional service points, our workforce will be required to grow. Accordingly, our future success depends on our ability to attract, hire, train and retain a substantial number of highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

    If We Are Not Able to Support Our Rapid Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail. Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 29 operational service points and 773 full-time employees as of December 31, 2000. In addition, we had $12.5 million in revenues for the year ended December 31, 1999, compared to $69.6 million in revenues for the year ended December 31, 2000. Furthermore, we have recently begun to offer our services in Europe. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

    If We Fail to Adequately Protect Our Intellectual Property, We May Lose Rights to Some of Our Most Valuable Assets. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary technology. Internap and P-NAP are trademarks of Internap that are registered in the United States. In addition, we have three patents that have been issued by the United States Patent and Trademark Office, or USPTO. The dates of issuance for these patents range from September 1999 through December 1999, and each of these patents is enforceable for a period of 20 years after the date of its filing. We cannot assure you that these patents or any future issued patents will provide significant proprietary protection or commercial advantage to us or that the USPTO will allow any additional or future claims. We have eight additional applications pending, two of which are continuation in patent filings. We may file additional applications in the future. Our patents and patent applications relate to our service point technologies and other technical aspects of our services. In addition, we have filed corresponding international patent applications under the Patent Cooperation Treaty.

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

    We May Face Litigation and Liability Due to Claims of Infringement of Third Party Intellectual Property Rights. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, in our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringement of patents, trademarks or copyrights of third parties. If a claim against us were to be successful, and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products to avoid infringement, our ability to compete successfully in our competitive market would be impaired.

    Because We Depend on Third Party Suppliers for Key Components of Our Network Infrastructure, Failures of These Suppliers to Deliver Their Components as Agreed Could Hinder Our Ability to Provide Our Services on a Competitive and Timely Basis. Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our service points and our Internet backbone providers and between our service points and our customers' networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors, including Cisco Systems, Inc. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. We purchase these services and products pursuant to purchase orders placed from time to time. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected us, but these delays could affect our ability to deploy service points in the future on a timely basis. If Cisco Systems does not provide us with our routers, or if our limited source suppliers fail to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

    We Have Acquired and Expect to Acquire Other Businesses, and these Acquisitions Involve Numerous Risks. We recently completed two significant business acquisitions. In June and July 2000, we acquired CO Space and VPNX, respectively, in merger transactions. We expect to engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

  •
  difficulties in integrating the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

  •
  diversion of management's attention from normal daily operations;

  •
  insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

  •
  difficulties in completing projects associated with in-process research and development being conducted by the acquired businesses;

  •
  risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

  •
  deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of the acquisitions;

  •
  difficulties in pursuing relationships with potential strategic partners who may view the combined company as a more direct competitor than our predecessor entities taken independently;

  •
  issuance by us of equity securities that would dilute ownership of existing shareholders;

  •
  incurrence of significant debt, contingent liabilities and amortization expenses; and

  •
  loss of key employees of the acquired companies.

    Acquiring high technology businesses as a means of achieving growth is inherently risky. To meet these risks, we must maintain our ability to manage effectively any growth that results from using these means. Failure to manage effectively our growth through mergers and acquisitions could harm our business and operating results and could result in impairment of related long term assets.

Risks Related to Our Industry

    Because the Demand for Our Services Depends on Continued Growth in Use of the Internet, a Slowing of this Growth Could Harm the Development of the Demand for Our Services. Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business market we target. Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business related Internet solutions to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our services.

    Because the Internet Connectivity Market Is New and Our Viability Is Uncertain, There Is a Risk Our Services May Not Be Accepted. We face the risk that the market for high performance Internet connectivity services might fail to develop, or develop more slowly than expected, or that our services may not achieve widespread market acceptance. This market has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of entrants. There is significant uncertainty as to whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge more for our services than do our competitors, which may affect market acceptance of our services. We believe the danger of nonacceptance is particularly acute during economic slowdowns. Finally, if the Internet becomes subject to a form of central management, or if the Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between backbones, the problems of congestion, latency and data loss addressed by our Internet connectivity services could be largely resolved, and our core business rendered obsolete.

    If We Are Unable to Respond Effectively and on a Timely Basis to Rapid Technological Change, We May Lose or Fail to Establish a Competitive Advantage in Our Market. The Internet connectivity industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We may be unable to successfully use or develop new technologies, adapt our network infrastructure to changing customer requirements and industry standards, introduce new services, such as virtual private networking and video conferencing, or enhance our existing services on a timely basis. Furthermore, new technologies or enhancements that we use or develop may not gain market acceptance. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternate access devices and technologies.

    If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other industry participants. Although we intend to support emerging standards in the market for Internet connectivity, there can be no assurance that we will be able to conform to new standards in a timely fashion, if at all, or maintain a competitive position in the market.

    New Technologies Could Displace Our Services or Render Them Obsolete.  New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. For example, our services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Transmission Control Protocol/Internetwork Protocol, or TCP/IP. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. Our failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt our business. Further, we anticipate the introduction of other new technologies, such as telephone and facsimile capabilities, private networks, multimedia document distribution and transmission of audio and video feeds, requiring broadband access to the Internet, but there can be no assurance that such technologies will create opportunities for us.

    Service Interruptions Caused by System Failures Could Harm Customer Relations, Expose Us to Liability and Increase Our Capital Costs. Interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require us to spend more money adding redundant facilities. Our operations depend upon our ability to protect our customers' data and equipment, our equipment and our network infrastructure, including our connections to our backbone providers, against damage from human error or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problem could result in interruptions in the services we provide to our customers.

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

    Our Network and Software Are Vulnerable to Security Breaches and Similar Threats Which Could Result in Our Liability for Damages and Harm Our Reputation. Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in our liability for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.

    Although we intend to continue to implement industry-standard security measures, in the past some of these industry-standard measures have occasionally been circumvented by third parties, although not in our system. Therefore, there can be no assurance that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

    Should the Government Modify or Increase Regulation of the Internet, the Provision of Our Services Could Become More Costly. There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, international, federal, state and local governments may adopt laws and regulations that affect the Internet. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business on the Internet or in some other manner have a significantly harmful effect on us or our customers. The government may also seek to regulate some segments of our activities as it has with basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The index to our consolidated financial statements, financial schedules, and the Report of the Independent Accountants appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

    Certain information required by Part III is omitted from this report on Form 10-K since we will file a definitive proxy statement for our annual meeting of shareholders, to be held on May 30, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this report on Form 10-K and certain information included in the proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a)
  Executive Officers

    Please refer to the section entitled "Executive Officers" in Part I, Item 1 hereof.

  (b)
  Directors

  The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required by Part III, Item 11, is included in our proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by Part III, Item 12, is included in our proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by Part III, Item 13, is included in our proxy statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) Financial Statements.

      The following consolidated financial statements and the Report of the Independent Accountants are incorporated by reference to pages F-1 through F-26 of this Form 10-K:

    The consolidated balance sheets for the years ended December 31, 1999 and 2000, and the consolidated statements of operations, statements of shareholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2000, together with the notes thereto.

    (a)(2) Financial Statement Schedule.

      The Report of Independent Accountants on Financial Statement Schedule is incorporated by reference to page S-1 of this report on Form 10-K. The Valuation and Qualifying Accounts and Reserves is incorporated by reference to page S-2 of this report on Form 10-K.

    (a)(3) Index to Exhibits.

Exhibit Number	Description
3.1+	Articles of Incorporation.
3.2+	Bylaws.
10.1*	Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers.
10.2*•	Amended and Restated Internap Network Services Corporation 1999 Non-Employee Directors' Stock Option Plan.
10.3*•	Form of Amended and Restated Internap Network Services Corporation 1999 Employee Stock Purchase Plan.
10.4*•	Amended and Restated Internap Network Services Corporation 1999 Employee Stock Purchase Plan.
10.5*•	Amended and Restated Internap Network Services Corporation 1999 Stock Option/Stock Issuance Plan.
10.6+•	Amended and Restated Internap Network Services Corporation 1999 Equity Incentive Plan (Exhibit 10.7).
10.7*•	Form of 1999 Equity Incentive Plan Stock Option Agreement (Exhibit 10.8).
10.8+	Lease Agreement, dated June 1, 1996, between Registrant and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (Exhibit 10.10).
10.9*	Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Registrant and its Executive Officers (Exhibit 10.11).
10.10+	Amended and Restated Investor Rights Agreement, dated October 4, 1999 (Exhibit 10.17).
10.11*	Amended and Restated Loan and Security Agreement, dated June 30, 1999, between Registrant and Silicon Valley Bank (Exhibit 10.19).
10.12+	Master Agreement to Lease Equipment, dated January 20, 1998 between Registrant and Cisco Systems Capital Corporation, as amended on November 17, 1999 (Exhibit 10.20).
10.13+•	Letter Agreement dated September 7, 1999 between Richard K. Cotton and Registrant (Exhibit 10.25).
10.14*	Master Loan and Security Agreement, dated August 23, 1999 between Registrant and Finova Capital Corporation (Exhibit 10.26).
10.15*	Common Stock and Warrant Purchase Agreement, dated September 17, 1999, between Registrant and Inktomi Corporation (Exhibit 10.27).
10.16+	Warrant, dated December 22, 1999, issued to S.L. Partners, Inc (Exhibit 10.28).
10.17+	Form of Warrant issued to Paul Canniff, David Cornfield, Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D. Shurtleff, Jr. and Todd Warren (Exhibit 10.29).
10.18+	Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation.
21.1+	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*
Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-84035.

+
Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-95503.

•
Management contract or compensatory plan.

    (b) Reports on Form 8-K.

        On October 4, 2000, we filed an amended report on Form 8-K/A to our Current Report on Form 8-K filed on July 31, 2000 announcing our acquisition of VPNX.com.

    (c) Exhibits. See (a) (3) above.

    (d) Financial Statement Schedule. See (a) (2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 15, 2001	By	/s/ ANTHONY C. NAUGHTIN Anthony C. Naughtin Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY C. NAUGHTIN Anthony C. Naughtin	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2001
/s/ PAUL E. MCBRIDE Paul E. McBride	Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Finance and Accounting Officer)	March 15, 2001
/s/ EUGENE EIDENBERG Eugene Eidenberg	Chairman of the Board	March 15, 2001
/s/ WILLIAM J. HARDING William J. Harding	Director	March 15, 2001
/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 15, 2001
/s/ KEVIN L. OBER Kevin L. Ober	Director	March 15, 2001
/s/ ROBERT D. SHURTLEFF, JR. Robert D. Shurtleff, Jr.	Director	March 15, 2001

Internap Network Services Corporation

Index to Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders
of Internap Network Services Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Internap Network Services Corporation at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
January 26, 2001

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$155,184	$102,160
Short-term investments	50,168	50,770
Investment income receivable	591	1,035
Accounts receivable, net of allowance of $206 and $1,370, respectively	4,084	20,291
Prepaid expenses and other assets	553	5,256

Total current assets	210,580	179,512
Property and equipment, net	28,811	152,153
Patents and trademarks, net	142	334
Restricted cash	—	8,515
Investments	5,050	35,090
Goodwill and other intangible assets, net of accumulated amortization of $0 and $54,334, respectively	—	268,625
Deposits and other assets, net	963	5,881

Total assets	$245,546	$650,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,278	$26,846
Accrued liabilities	4,209	18,483
Deferred revenue	22	3,491
Notes payable, current portion	1,021	2,320
Line of credit	1,525	10,000
Capital lease obligations, current portion	6,613	18,132

Total current liabilities	20,668	79,272
Deferred revenue	—	11,239
Notes payable, less current portion	2,861	2,989
Capital lease obligations, less current portion	11,517	24,657

Total liabilities	35,046	118,157

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 500,000 shares authorized, 132,089 and 148,779 shares issued and outstanding, respectively	287,186	786,183
Deferred stock compensation	(17,228)	(11,715)
Accumulated deficit	(59,458)	(244,915)
Accumulated other comprehensive income	—	2,400

Total shareholders' equity	210,500	531,953

Total liabilities and shareholders' equity	$245,546	$650,110

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	1998	1999	2000
Revenues	$1,957	$12,520	$69,613

Operating costs and expenses:
Cost of network and customer support	3,216	27,412	99,376
Product development	754	3,919	12,081
Sales and marketing	2,822	17,523	35,804
General and administrative	1,910	8,328	36,322
Amortization of goodwill and other intangible assets	—	—	54,334
Amortization of deferred stock compensation	205	7,569	10,651
Acquired in-process research and development	—	—	18,000

Total operating costs and expenses	8,907	64,751	266,568

Loss from operations	(6,950)	(52,231)	(196,955)
Other income (expense):
Interest income	169	3,388	14,349
Interest and financing expense	(90)	(1,074)	(2,851)
Loss on disposal of assets	(102)	—	—

Net loss	$(6,973)	$(49,917)	$(185,457)

Basic and diluted net loss per share	$(1.04)	$(1.31)	$(1.30)

Weighted average shares used in computing basic and diluted net loss per share	6,673	37,994	142,451

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
From January 1, 1998 to December 31, 2000
(In thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Common Stock	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income		Comprehensive Loss
	Shares	Par Value	Shares	Par Value						Total
Balances, January 1, 1998	34,391	$34	6,666	$7	$7,356	$—	$—	$(2,568)	$—	$4,829	$—
Issuance of Series B preferred stock, net of costs of proceeds	4,667	4	—	—	1,374	—	—	—	—	1,378	—
Issuance of common stock to an employee	—	—	7	—	1	—	—	—	—	1	—
Value ascribed to lease financing warrants	—	—	—	—	54	—	—	—	—	54	—
Exercise of warrants to purchase Series B preferred stock	233	1	—	—	69	—	—	—	—	70	—
Deferred compensation related to grants of stock options	—	—	—	—	699	—	(699)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	205	—	—	205	—
Net Loss	—	—	—	—	—	—	—	(6,973)	—	(6,973)	—

Balances, December 31, 1998	39,291	39	6,673	7	9,553	—	(494)	(9,541)	—	(436)	—
Issuances of Series C preferred stock, net of costs of proceeds	59,260	60	—	—	31,850	—	—	—	—	31,910	—
Issuance of common stock, net of costs of proceeds	—	—	24,000	24	220,616	—	—	—	—	220,640	—
Exercise of warrants to purchase Series B preferred stock	402	—	—	—	120	—	—	—	—	120	—
Exercise of employee stock options	—	—	2,065	2	76	—	—	—	—	78	—
Deferred compensation related to grants of stock options	—	—	—	—	24,303	—	(24,303)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	7,569	—	—	7,569	—
Value ascribed to standby credit facility warrants	—	—	—	—	536	—	—	—	—	536	—
Conversion of preferred stock to common stock	(98,953)	(99)	98,953	99	—	—	—	—	—	—	—
Cashless exercise of warrants to purchase common stock	—	—	398	—	—	—	—	—	—	—	—
Elimination of par value of common stock	—	—	—	(132)	(287,054)	287,186	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(49,917)	—	(49,917)	—

Balances, December 31, 1999	—	—	132,089	—	—	287,186	(17,228)	(59,458)	—	210,500	—
Issuance of common stock, net of costs of proceeds	—	—	3,450	—	—	141,953	—	—	—	141,953	—
Amortization of deferred stock compensation	—	—	—	—	—	—	10,651	—	—	10,651	—
Exercise of employee stock options	—	—	3,686	—	—	5,895	—	—	—	5,895	—
Issuance of Employee Stock Purchase Plan shares	—	—	350	—	—	3,237	—	—	—	3,237	—
Exercise of warrants to purchase common stock	—	—	296	—	—	443	—	—	—	443	—
Purchase of CO Space	—	—	6,881	—	—	254,951	—	—	—	254,951	—
Purchase of VPNX.com	—	—	2,027	—	—	92,232	(5,138)	—	—	87,094	—
Issuance of warrants to purchase common stock	—	—	—	—	—	286	—	—	—	286	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(185,457)	—	(185,457)	(185,457)
Unrealized gain on investments	—	—	—	—	—	—	—	—	2,400	2,400	2,400

Comprehensive loss, December 31, 2000	—	—	—	—	—	—	—	—	—	—	$(183,057)

Balances, December 31, 2000	—	$—	148,779	$—	$—	$786,183	$(11,715)	$(244,915)	$2,400	$531,953

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(6,973)	$(49,917)	$(185,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	4,808	74,856
Loss on disposal of assets	102	—	—
Non-cash interest and financing expense	7	553	—
Provision for doubtful accounts	140	212	1,643
Non-cash expense related to warrants issued	—	—	286
Non-cash compensation expense	205	7,569	10,651
Acquired in-process research and development	—	—	18,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(678)	(3,531)	(17,294)
Prepaid expenses and other assets	(391)	(1,762)	(7,380)
Accounts payable	721	6,016	(5,293)
Deferred revenue	200	(262)	3,963
Accrued liabilities	619	2,496	10,921

Net cash used in operating activities	(5,323)	(33,818)	(95,104)

Cash flows from investing activities:
Purchases of property and equipment	(794)	(12,905)	(57,698)
Acquisitions, net of cash acquired	—	—	(12,173)
Collection of full recourse notes assumed for outstanding common stock	—	—	642
Deposits on property and equipment	(58)	—-	—
Purchase of investments	—	(65,214)	(161,080)
Redemption of investments	—	9,995	132,838
Restriction of cash related to obtaining lease lines and letters of credit	—	—	(8,515)
Payments for patents and trademarks	(3)	104	(207)

Net cash used in investing activities	(855)	(68,020)	(106,193)

Cash flows from financing activities:
Proceeds from shareholder loan	—	1,100	—
Repayment of shareholder loan	—	(1,100)	—
Proceeds from equipment financing note payable	—	4,237	—
Principal payments on equipment financing note payable	(34)	(355)	(1,442)
Proceeds from line of credit	650	900	8,475
Principal payments on line of credit	—	(25)	—
Principal payments on capital lease obligations	(534)	(2,186)	(11,005)
Proceeds from equipment leaseback financing	153	428	717
Proceeds from exercise of warrants to purchase preferred stock	—	—	443
Proceeds from exercise of stock options	—	78	5,895
Proceeds from issuance of and exercise of warrants to purchase preferred stock, net of issuance costs	1,448	32,030	—
Proceeds from issuance of common stock, net of issuance costs	—	221,640	145,190

Net cash provided by financing activities	1,683	256,747	148,273

Net increase (decrease) in cash and cash equivalents	(4,495)	154,909	(53,024)
Cash and cash equivalents at beginning of period	4,770	275	155,184

Cash and cash equivalents at end of period	$275	$155,184	$102,160

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$82	$413	$2,851

Purchase of property and equipment financed with capital leases	$3,606	$15,857	$35,054

Purchase of property and equipment in accounts payable and accrued liabilities	$1,537	$196	$13,556

Conversion of preferred stock to common stock	—	$99	—

Accrued private placement fee	—	$1,000	—

Value ascribed to warrants	$54	$536	—

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of the Company

    Internap Network Services Corporation (the "Company") is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of the Company's service points have their data optimally routed to and from destinations on the Internet using its overlay network, which analyzes the traffic situation on the multiplicity of networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of the Company's overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of December 31, 2000, the Company provided its high performance Internet connectivity services to 647 customers located throughout the United States.

    The Company offers its high performance Internet connectivity services at dedicated line speeds of 1.5 Megabits per second, or Mbps, to 622 Mbps to customers desiring a superior level of Internet performance through the deployment of service points, which are highly redundant network infrastructure facilities coupled with patented routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of December 31, 2000, the Company operates 28 service points which are located in metropolitan areas within the United States and one service point in Amsterdam.

    The Company was originally incorporated in the State of Washington as a limited liability company in May 1996. The Company was re-incorporated in the State of Washington in October 1997 as a C corporation without changing its ownership. The Articles of Incorporation were amended in January and October 1999 to change the amount of authorized common and preferred stock.

    In December 1999, the Company incorporated a wholly owned subsidiary in the United Kingdom, Internap Network Services U.K. Limited, and in June 2000, the Company incorporated a wholly owned subsidiary in the Netherlands, Internap Network Services B.V. The consolidated financial statements of the Company include all activity of these subsidiaries since their dates of incorporation forward. Foreign exchange gains and losses have not been material to date.

    In December 1999, a 100% stock dividend was declared on the Company's common stock and paid in January 2000.

    The Company has a limited operating history and its operations are subject to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, the ability to manage rapid growth or expansion, competition within the industry and technology trends.

2. Summary of Significant Accounting Policies and Basis of Presentation

Accounting Principles

    The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Estimates and Assumptions

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets, depreciation of property and equipment, income tax liabilities, the valuation allowance against the deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents

    The Company generally considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company invests its cash and cash equivalents with major financial institutions and may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash and cash equivalents.

    At December 31, 2000, the Company had placed approximately $8,500,000 in a restricted cash account to collateralize letters of credit with financial institutions. This amount is reported separately in non-current assets. There were no restrictions on cash balances as of December 31, 1999.

Investments

    The Company's investments are comprised of U.S. Treasury, Government Agency, corporate debt and equity securities. The Company classifies its marketable securities for which there is a determinable fair value as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income. The fair values of investments are determined based on quoted market prices for those securities. The cost of securities sold is based on the specific identification method. The Company accounts for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Interest and dividends earned on all securities are included in interest income.

Accounts Receivable and Concentration of Credit Risk

    The Company extends trade credit terms to its customers based upon a credit analysis performed by management. Further credit reviews are performed on a periodic basis as necessary. Generally, collateral is not required on accounts receivable, however, advance deposits are collected for accounts considered credit risks.

Fair Value of Financial Instruments

    The Company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, and the line of credit are carried at cost. The Company's short-term financial instruments approximate fair value due to their relatively short maturities. The carrying value of the Company's long-term financial instruments approximate fair value as the interest rates approximate current market rates of similar debt or investments.

Property and Equipment

    Property and equipment are carried at original acquisition cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives used for network equipment are three years, furniture, equipment and software three to seven years, and leasehold improvements the shorter of their estimated useful lives which range from seven to twenty years or the term of the related lease. Additions and improvements that increase the value or extend the life of an asset are capitalized.

Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Costs of Computer Software Developed or Obtained for Internal Use

    In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain direct costs incurred developing internal use software. During 1998, 1999 and 2000, the Company capitalized approximately $76,000, $230,000 and $1,300,000, respectively, of internal software development costs.

Goodwill and Other Intangible Assets

    Goodwill and other intangible assets are reported at cost less accumulated amortization. Amortization is calculated using the straight-line method over the economic useful lives of the assets, generally estimated to be three years.

Valuation of Long-Lived Assets

    The Company periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment, patents and trademarks and goodwill and other intangible assets. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair values would be reduced by the cost of disposal. While current and historical operating and cash flow losses are possible indicators of impairment, the Company believes the future cash flows to be received from long-lived assets will exceed the assets' carrying values and, accordingly, the Company has not recognized any impairment losses through December 31, 2000.

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

Revenue Recognition

    The Company recognizes revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings for flat rate customers, which are amortized over the respective service period, and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

Product Development Costs

    Product development costs are primarily related to network engineering costs associated with changes to the functionality of the Company's proprietary services and network architecture. Such costs that do not qualify for capitalization are expensed as incurred. Research and development costs are expensed as incurred. Included in product development costs are research and development costs which for the years ended December 31, 1998, 1999 and 2000 totaled approximately $708,000, $3,079,000, and $7,662,000, respectively.

Advertising Costs

    The Company expenses advertising costs as they are incurred. Advertising costs for 1998, 1999 and 2000 were $63,000, $1,790,000 and $2,900,000, respectively.

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

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	1998	1999	2000
Net loss	$(6,973)	$(49,917)	$(185,457)

Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	6,673	37,994	142,451

Basic and diluted net loss per share	$(1.04)	$(1.31)	$(1.30)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	39,291	—	—
Options to purchase common stock	6,823	15,441	24,159
Warrants to purchase common and Series B convertible preferred stock	1,588	1,924	1,646
Unvested shares of common stock subject to repurchase	—	54	100

	47,702	17,419	25,905

Segment Information

    The Company uses the management approach for determining which, if any, of its products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment. Through December 31, 2000, long lived assets and revenues located outside the United States are not significant.

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities which, among other things, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. The adoption of SFAS No. 133 has not materially impacted the Company's financial position, results of operations or cash flows.

    In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." SAB 101, as amended, provides guidance with respect to the SEC's interpretation of existing authoritative accounting guidance on the recognition of revenue in financial statements. The Company's adoption of SAB 101, effective January 1, 2000, has not materially impacted its financial position, results of operations or cash flows.

    The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Stock Based Compensation" in March 2000. FIN 44 provides guidance and clarification to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company's adoption of FIN 44, effective July 1, 2000, has not materially impacted its financial position, results of operations or cash flows.

Reclassifications

    Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, shareholders' equity or cash flows.

3. Business Combinations

    On June 20, 2000, the Company completed its acquisition of CO Space, Inc. ("CO Space"). The acquisition was recorded using the purchase method of accounting under Accounting Principle Board Opinion No. 16 ("APB 16"). The aggregate purchase price of the acquired company, plus related charges, was approximately $270,934,000 and was comprised of the Company's common stock, cash, assumed liabilities and options to purchase common stock. The Company issued approximately 6,881,000 shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 322,000 shares of the Company's common stock to effect the transaction. Results of operations of CO Space have been included in the financial results of the Company since the closing date of the transaction.

    Supplemental disclosure of cash flow information for CO Space is as follows (in thousands):

Cash acquired	$3,488
Accounts receivable	546
Property and equipment, net	36,715
Full recourse notes receivable for outstanding common stock	642
Other tangible assets	1,887

Tangible assets acquired	43,278

Customer relationships	1,800
Completed real estate leases	19,300
Trade name and trademarks	2,800
Workforce in place	2,000
Goodwill	229,160

Intangible assets acquired	255,060

Total assets acquired	$298,338

Cash paid	$7,200
Acquisition expenses incurred	12,383
Accounts payable assumed	11,305
Accrued liabilities assumed	1,517
Deferred revenue assumed	8,992
Notes and capital leases assumed	1,990
Value of stock and options issued	254,951

Total cash paid, liabilities assumed, common stock issued and options assumed	$298,338

    On July 31, 2000, the Company completed its acquisition of VPNX.com, Inc., formerly Switchsoft Systems, Inc. ("VPNX"). The acquisition was recorded using the purchase method of accounting under APB 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $87,426,000 and was comprised of the Company's common stock, cash, acquisition costs and assumed options to purchase common stock. The Company issued approximately 2,027,000 shares of common stock and assumed options to purchase VPNX common stock that were subsequently converted into options to purchase approximately 268,000 shares of the Company's common stock to effect the transaction. Results of operations of VPNX have been included in the financial results of the Company since the closing date of the transaction.

    Supplemental disclosure of cash flow information for VPNX is as follows (in thousands):

Cash acquired	$3,070
Property and equipment	834
Other tangible assets	798

Tangible assets acquired	4,702

Developed technology	2,600
Acquired in-process research and development	18,000
Covenants not to compete	14,100
Workforce in place	1,000
Goodwill	50,199

Intangible assets acquired	85,899

Total assets acquired	$90,601

Acquisition expenses incurred	$329
Accrued liabilities assumed	655
Deferred revenue assumed	1,751
Notes and capital leases assumed	772
Value of stock and options issued	92,232
Deferred stock compensation	(5,138)

Total liabilities assumed, common stock issued and options assumed	$90,601

    In accordance with APB 16, all identifiable assets were assigned a portion of the purchase price of the acquired companies on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill and other intangible assets, net" on the accompanying consolidated balance sheets and are amortized over their average estimated useful lives of three years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance and underlying assumptions of future performance. The economic and competitive environments in which the Company and the acquired companies operate were also considered in the valuation analysis. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses. Furthermore, the technologies associated with the acquired in-process research and development do not have a proven market and are sufficiently complex so that the probability of completion of a marketable service or product cannot be determined. The fair value of the acquired in-process research and development was determined using the income approach, which estimates the expected cash flows from projects once commercially viable, which discounts expected future cash flows to present value. The percentage of completion for each project was determined based upon time and costs incurred on the project in addition to the relative complexity. The percentage of completion varied by individual project and ranged from 25% to 70%. The discount rate of 35% was used in the present value calculation was derived from an analysis of weighted average costs of capital, weighted average returns on assets, and venture capital rates of returns adjusted for the specific risks associated with the in-process research and development acquired. This analysis resulted in an allocation of $18,000,000 to acquired in-process research and development expense. The development of the acquired technologies remains a significant risk as the nature of the efforts to develop the acquired technologies into commercially viable services consists primarily of planning, designing, and testing activities necessary to determine that the products can meet customer expectations.

    The pro forma consolidated financial information for the years ended December 31, 1999 and 2000, determined as if the acquisitions of CO Space and VPNX had occurred at the beginning of each of the years ended December 31, 1999 and 2000, would have resulted in revenues of approximately $16,645,000 and $71,987,000, net loss of approximately $172,722,000 and $241,214,000 and basic and diluted loss per share of approximately $3.68 and $1.64, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, CO Space and VPNX been combined during the specified periods.

4. Investments

    Investments consisted of the following (in thousands):

December 31, 2000

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$17,990	$12	$—	$18,002
Corporate Debt Securities	36,748	29	(2)	36,775
Equity Securities	16,722	2,900	(539)	19,083
Cost Basis Investments	12,000	—	—	12,000

	$83,460	$2,941	$(541)	$85,860

December 31, 1999

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$30,912	$66	$(23)	$30,955
Corporate Debt Securities	24,306	4	(47)	24,263

	$55,218	$70	$(70)	$55,218

    The following table summarizes the contractual maturities of available-for-sale debt securities as of December 31, 2000:

	Cost Basis	Recorded Value
Less than one year	$50,748	$50,769
Due in 1 to 2 years	3,990	4,008

	$54,738	$54,777

    Pursuant to an investment agreement among the Company, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. ("360networks"), on April 17, 2000, the Company purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, the Company purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16,722,180. Additionally, the Company and 360networks entered into a letter of intent to negotiate a strategic agreement that would provide the Company with long-haul fiber-optic bandwidth capacity and provide 360networks with the Company's Internet connectivity services. The Company's investment in 360networks is recorded at fair market value and reflected as an equity security in the table above.

    On February 22, 2000, pursuant to an investment agreement, the Company purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6,000,000. The Series D preferred stock is convertible to common stock at a ratio of one share of preferred stock to one share of common stock, subject to adjustment for certain equity transactions. Additionally, the Company and Aventail entered into a joint marketing agreement which, among other things, granted the Company certain limited exclusive rights to sell Aventail's managed extranet service and granted Aventail certain rights to sell the Company's services. In return, the Company committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail's receipt of $3,000,000 over a two-year period. The Company's investment in Aventail is accounted for as a cost basis investment.

    On August 10, 2000, the Company entered into a credit facility with Speedera Networks, which allows Speedera to borrow up to $6.0 million. The credit facility bears interest at the prime rate plus 3% on the date of each draw with an original maturity in May 2001. In December 2000, the Company modified the credit facility to eliminate the conversion feature and extend the maturity through May 2002. Speedera has borrowed the full amount of the facility which is recorded at cost and is accounted for as a cost basis investment.

5. Property and Equipment:

    Property and equipment consists of the following (in thousands):

	December 31,
	1999	2000
Network equipment	$4,665	$32,777
Network equipment under capital lease	20,095	52,637
Furniture, equipment and software	6,717	24,066
Furniture, equipment and software under capital lease	1,164	4,414
Leasehold improvements	2,009	65,622

	34,650	179,516
Less: Accumulated depreciation and amortization ($4,851 and $12,069 related to capital leases at December 31,1999 and 2000, respectively)	(5,839)	(27,363)

Property and equipment, net	$28,811	$152,153

    Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 amounted to $721,000, $4,798,000 and $20,508,000, respectively. Assets under capital leases are pledged as collateral for the underlying lease agreements.

6. Accrued Liabilities:

    Accrued liabilities consist of the following (in thousands):

	December 31,
	1999	2000
Compensation payable	$2,729	$6,241
Property and equipment purchases	—	6,403
Insurance payable	—	1,286
Acquisition costs	—	1,182
Private placement fee	1,000	—
Other	480	3,371

	$4,209	$18,483

7. Notes Payable:

    During June 1999, the Company entered into a line of credit agreement with a financial institution allowing aggregate borrowings of up to $3,000,000 for the purchase of equipment and working capital. This line of credit was amended during December 2000 to increase the allowable aggregate borrowings up to $10,000,000 as limited by certain borrowing base requirements which include maintaining certain levels of revenues, customer turnover ratios and tangible net worth. The line requires monthly payments of interest only at prime plus 1.0% (10.5% at December 31, 2000) and matures on June 30, 2001. Events of default for the New Line include failure to maintain certain financial covenants or a material adverse change in the financial position of the Company. A material adverse change is defined as a material impairment in the perfection or priority of the bank's collateral or a material impairment of the prospect of repayment of the line.

    During August 1999, the Company entered into an equipment financing arrangement with a finance company which allows borrowings of up to $5,000,000 for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3,500,000 for equipment costs and $1,500,000 for the acquisition of software and other service point and facility costs. Loans under the $3,500,000 sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. Loans under the $1,500,000 sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. Borrowings under each sublimit were completed prior to May 1, 2000 in accordance with the facility terms and the aggregate balance outstanding under this facility totaled $3,882,000 and $3,362,000 as of December 31, 1999 and 2000 respectively. The weighted average interest rate for all borrowings under this facility was approximately 13.9% as of December 31, 2000.

    As part of the acquisition of CO Space on June 20, 2000, the Company assumed an equipment financing agreement (the "Equipment Financing Agreement") with a financial institution, which provides up to $2,000,000 for the purchase of equipment. The Equipment Financing Agreement was signed on July 29, 1999, and has a 42 month term, with a commitment termination date of June 30, 2000. The interest rate is 3.25% over the yield of a 42-month U. S. Treasury Note on the day of funding. There are two loan schedules under the Equipment Financing Agreement with interest rates of 8.99% and 9.12%. The Equipment Financing Agreement calls for equal monthly principal and interest payments over the term of the Equipment Financing Agreement with a final payment of 8.5% of the original loan amount. As of December 31, 2000, the Company had outstanding borrowings of approximately $1,378,000 under this Equipment Financing Agreement.

    On July 31, 2000, the Company assumed a senior loan and security agreement (the "Security Agreement") in connection with the acquisition of VPNX. The Security Agreement provides up to $2,000,000 for the purchase of equipment and requires 36 equal monthly payments of principal and interest. The interest rates on the existing notes range from 6.59% to 8.03%, and each note has a final payment of 15% of the original balance. This final payment may be extended for an additional 12 months at a monthly rate of 1.67%. The commitment termination date under the Security Agreement was August 31, 2000. Outstanding borrowings at December 31, 2000 were $569,000.

    Maturities of notes payable at December 31, 2000 are as follows:

Years Ending December 31,
2001	$2,320
2002	1,936
2003	1,036
2004	17
2005	—

Total maturities and principal payments	5,309
Less: current portion	(2,320)

Notes payable, less current portion	$2,989

8. Capital Leases:

    The Company has leases for a significant portion of its property and equipment which are classified as capital leases. Interest on equipment and furniture leases range from 2.3% to 19.3%, expire through 2004 and generally include an option allowing the Company to purchase the equipment or furniture at the end of the lease term for fair market value.

    In January 1998, the Company entered into a Master Agreement to Lease Equipment with one of it's equipment vendors which, as amended during December 2000, allows for the aggregate financing of equipment up to $100,000,000. Up to 10% of the equipment financed under the agreement may be acquired from a vendor other than the vendor providing the financing. Individual leases under the Master Agreement to Lease Equipment may have a term of 36 to 39 months. As of December 31, 2000, approximately $50,000,000 is available for future financing.

    Future minimum capital lease payments together with the present value of the minimum lease payments are as follows (in thousands):

Years Ending December 31,
2001	$20,095
2002	17,813
2003	7,939
2004	67
2005	—

Total minimum lease payments	45,914
Less: amount representing interest	(3,125)

Present value of minimum lease payments	42,789
Less: current portion	(18,132)

Capital lease obligations, less current portion	$24,657

9. Income Taxes:

    As of December 31, 2000, the Company has net operating loss carryforwards of approximately $239,000,000, which expire in 2012 through 2020. The Company has placed a valuation allowance against its deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. In connection with the acquisitions of CO Space and VPNX, the Company acquired net operating loss carryforwards of approximately $23,000,000 which begin to expire in 2011. Utilization of all net operating losses will be subject to the limitations imposed by Section 382 of the Internal Revenue Code.

    The Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	1999	2000
Deferred income tax assets:
Net operating loss carryforwards	$19,117	$90,733
Allowance for doubtful accounts	78	521
Accrued compensation	402	1,179
Property and equipment	—	2,095
Other	4	991

	19,601	95,519
Deferred income tax liabilities:
Amortization of discounts on investments	—	(2,134)
Purchased intangibles	—	(14,163)
Property and equipment	(775)	(368)

	(775)	(16,665)

	18,826	78,854
Valuation allowance	(18,826)	(78,854)

Net deferred tax assets	$—	$—

    The following is a reconciliation of the income tax benefit to the amount calculated based on the statutory federal rate of 34% and the estimated state apportioned rate, net of the federal tax benefit, as follows:

	Year Ended December 31,
	1998		1999		2000
Federal income tax benefit at statutory rates	(34%	)	(34%	)	(34%	)
State income tax benefit at statutory rates	(3%	)	(4%	)	(4%	)
Amortization of goodwill	—		—		10%
In-process research and development expense	—		—		4%
Stock compensation expense	—		—		2%
Other	—		—		(3%	)
Change in valuation allowance	37%		38%		25%

Effective tax rate	—		—		—

10. Employee Retirement Plan:

    The Company sponsors a defined contribution retirement savings plan (the "Plan") that qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who have attained 21 years of age. Participants may elect to have up to 15% of their pre-tax compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning January 1, 2000, the Company matches the employees contributions to the Plan up to 3% of the employees's annual compensation. During 2000, the Company contributed $669,000 to the Plan. No contributions were made during 1998 or 1999.

11. Commitments and Contingencies:

Operating Leases

    The Company has entered into leasing arrangements relating to office and service point rental space which are classified as operating. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2000 (in thousands):

Years Ending December 31,
2001	$20,196
2002	19,874
2003	18,202
2004	15,444
2005	13,058
Thereafter	140,822

$227,596

    Rent expense was approximately $571,000, $3,381,000 and $16,100,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Service Commitments

    The Company has entered into service commitment contracts with backbone service providers to provide interconnection services. Minimum payments under these service commitments are as follows at December 31, 2000 (in thousands):

Years Ending December 31,
2001	$26,167
2002	35,083
2003	22,250

$83,500

Litigation

    The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows.

12. Shareholders' Equity:

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

Convertible Preferred Stock

    At December 31, 1998, preferred stock consisted of the following (in thousands):

Series	Shares Designated	Issued and Outstanding	Par Value	Additional Paid-In Capital (Net)	Common Stock Reserved for Conversion	Liquidation Preference
A	13,333	13,333	$13	$987	13,333	$680
B	27,546	25,958	26	7,693	25,958	7,786
C	59,260	—	—	—	—	—

	100,139	39,291	$39	$8,680	39,291	$8,466

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

Common Stock

    As a result of the January 1999 amendment, the number of shares of common stock authorized was increased to 100,000,000 from 70,000,000. In July 1999, the Board of Directors increased the authorized shares of common stock to 300,000,000 and, in October 1999 upon the closing of the Company's initial public offering, the authorized shares of common stock were increased to 500,000,000 shares and par value was eliminated.

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

Warrants to Purchase Series B Preferred Stock and Common Stock

    During 1997 and 1998, the Company issued warrants to purchase up to 1,821,520 shares of Series B preferred stock at $.30 per share in conjunction with its various financings during these periods. The warrants to purchase Series B preferred stock converted to warrants to purchase common stock upon the closing of the Company's initial public offering.

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

    On August 2, 2000, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $26.88 to an executive recruiting firm. The fair value of these warrants was estimated to be approximately $286,000 based upon the Black-Scholes option pricing model and was charged to expense.

    Outstanding warrants to purchase shares of common stock at December 31, 2000, are as follows (shares in thousands):

Year of Expiration	Weighted Average Exercise Price	Shares
2001	$14.41	558
2002	.30	932
2004	10.00	156

		1,646

13. Stock-Based Compensation Plans:

    In March 1998, the Company's Board of Directors adopted the 1998 Stock Options/Stock Issuance Plan (the "1998 Plan"), which provides for the issuance of incentive stock options ("ISOs") and non-qualified options to eligible individuals responsible for the management, growth and financial success of the Company. Shares of common stock reserved for the 1998 Plan in March 1998 totaled 8,070,000 and were increased to 10,070,000 in January 1999. As of December 31, 2000 there were 5,430,000 options outstanding and 134,000 options available for grant pursuant to the 1998 Plan.

    During June 1999, the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the issuance of incentive stock options ("ISOs") and nonqualified stock options to eligible individuals responsible for the management, growth and financial success of the Company. As of December 31, 1999, 13,000,000 shares of common stock were reserved for the 1999 Plan. Upon the first nine anniversaries of the adoption date of the 1999 Plan, the number of shares reserved for issuance under the 1999 Plan will automatically be increased by 3.5% of the total shares of common stock then outstanding or, if less, by 6,500,000 shares. Accordingly on June 19, 2000, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4,831,738 shares. The terms of the 1999 Plan are the same as the 1998 Plan with respect to ISO treatment and vesting. As of December 31, 2000, there were 12,960,000 options outstanding and 4,061,000 options available for grant pursuant to the 1999 Plan.

    In May 2000, the Company adopted the 2000 Non-Officer Equity Incentive Plan (the "2000 Plan"). The 2000 Plan initially authorized the issuance of 1,000,000 shares of the Company's common stock. On July 18, 2000, the board of directors increased the shares reserved under the 2000 Plan to 4,500,000. Under the 2000 Plan, the Company may grant stock options only to employees of the Company who are not officers or directors. Options granted under the 2000 Plan are not intended by the Company to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the Company's 1999 Plan. As of December 31, 2000, there were 4,416,000 options outstanding and 84,000 options available for grant pursuant to the 2000 Plan.

    During July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 1,000,000 shares of the Company's common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, 480,000 fully vested options were granted to existing directors on the effective date of the Company's initial public offering with an exercise price of $10.00 per share. Subsequent to the Company's initial public offering, initial grants, which are fully vested as of the date of the grant, of 80,000 shares of the Company's common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of the Company's annual shareholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director of the Company for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of the Company or any of its affiliates. As of December 31, 2000, there were 420,000 options outstanding and 420,000 options available for grant pursuant to the Director Plan.

    In connection with the acquisition of CO Space, the Company assumed the CO Space, Inc. 1999 Stock Incentive Plan (the "CO Space Plan"). After applying the acquisition conversion ratio, the CO Space plan authorizes the issuance of up to 1,346,840 options to purchase shares of common stock. As of December 31, 2000 there were 737,000 outstanding and 399,000 options available for grant pursuant to the CO Space Plan.

    In connection with the acquisition of VPNX, the Company assumed the Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and the Switchsoft Systems, Inc. 1997 Stock Option Plan (the "VPNX Plans"). After applying the acquisition conversion ratio, the VPNX Plans authorize the issuance of up to 307,417 options to purchase shares of common stock. As of December 31, 2000, there were 196,000 options outstanding and 49,000 options available for grant pursuant to the VPNX Plans.

    ISOs may be issued only to employees of the Company and have a maximum term of 10 years from the date of grant. The exercise price for ISOs may not be less than 100% of the estimated fair market value of the common stock at the time of the grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors at the date of grant, which will administer the Plan. Both ISOs and non-qualified options generally vest over four years.

    The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price to be paid to acquire the stock.

    Option activity for 1998, 1999 and 2000 under all of the Company's stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Granted	6,823	$.05
Exercised	—	—
Canceled	—	—

Balance, December 31, 1998	6,823	$.05
Granted	11,135	$5.82
Exercised	(2,065)	$.04
Cancelled	(412)	$3.92

Balance, December 31, 1999	15,481	$4.10
Granted	12,894	$39.44
Assumed from acquisitions	590	$5.53
Exercised	(3,686)	$1.60
Cancelled	(1,120)	$36.88

Balance, December 31, 2000	24,159	$21.71

    Options granted during 1998 include 800,000 non-qualified options granted to members of the Board of Directors ("Directors' Options") which are immediately exercisable, and if exercised, are subject to the terms of restricted stock purchase agreements. The Directors' Options, or if exercised, the related restricted stock, vest over a period of four years from the vesting commencement date, as determined by the Board of Directors.

    The following table summarizes information about options outstanding at December 31, 2000 (shares in thousands):

	Options Outstanding		(Options Exercisable Excluding Options Which Shares Would Be Subject to the Company's Right of Repurchase)
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Prices
$ .03 – $ .40	4,800	7.87	1,043	$.15
$ 1.63 – $ 2.71	3,493	8.36	1,211	$2.12
$ 3.00 – $ 6.69	3,569	8.91	731	$4.45
$ 7.31 – $ 17.88	1,100	9.27	320	$10.00
$19.00 – $ 31.63	3,076	9.57	34	$28.75
$32.00 – $ 38.19	3,358	9.30	146	$34.02
$38.50 – $ 48.19	2,313	9.40	61	$43.98
$49.00 – $ 70.06	1,208	9.14	83	$70.06
$72.13 – $ 83.75	860	9.09	16	$72.13
$87.19 – $105.91	382	9.18	—	—

$ .03 – $105.91	24,159	8.85	3,645	$6.79

    During 1998 and 1999, options to purchase 6,823,498 and 9,854,000 shares of the Company's common stock, with a weighted-average exercise price of $.05 and $3.09 per share and a weighted-average option fair value of $.12 and $3.69 per share, were granted, respectively, with an exercise price below the estimated market value at the date of grant. With the exception of options assumed in conjunction with the CoSpace and VPNX acquisitions, the exercise price of options granted during 2000 equaled the fair value of the underlying shares at the date of grant. The weighted average grant date fair value of options granted during 2000 was approximately $363,900,000 or $28.22 per share.

    During July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means by which employees may purchase common stock of the Company through payroll deductions. The purchase plan is implemented by offering rights to eligible employees. Under the purchase plan, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. The first offering began on September 29, 1999 and will terminate on September 30, 2002. Purchase dates occur each March 31 and September 30. Employees who participate in an offering under the purchase plan may have up to 15% of their earnings withheld. The amount withheld is then used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the purchase plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in an offering at any time during the offering except during the 15 day period immediately prior to a purchase date. Employees' participation in all offerings ends automatically on termination of their employment with the Company or one of its subsidiaries. A total of 3,000,000 shares of common stock have been reserved for issuance pursuant to the ESPP. Upon the first nine anniversaries of the adoption date of the ESPP, the number of shares reserved for issuance under the ESPP will automatically be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 3,000,000 shares. Accordingly, on July 24, 2000, pursuant to the terms of the ESPP, the number of shares reserved for the grant of stock options under the ESPP was increased by 1,500,000 shares. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code.

    The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options (including ESPP participation) under the fair value method. The fair value of options granted in 1998 and in 1999 prior to the Company's initial public offering was estimated at the date of grant using the minimum value method allowed for non-public companies assuming no expected dividends and the following weighted-average assumptions: risk-free interest rate of 6% and 6.75%; volatility of 0% and 0%; and an expected life of 6 and 5 years, respectively. The fair value of options granted in 1999 and 2000 (including ESPP participation) subsequent to the Company's initial public offering was estimated at the date of grant using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	1999	2000
Risk free interest rate	6.75%	6.00%
Volatility	80%	100%
Expected life (excluding ESPP)	5 years	4 years
ESPP expected life	1 year	1 year

    For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. If the Company had accounted for compensation expense related to stock options (including ESPP participation) under the fair value method prescribed by SFAS No. 123, the net loss and the basic and diluted net loss per share for the years ended December 31, 1998, 1999 and 2000 would have been approximately $6,985,000, $60,372,000 and $317,586,000 and $1.05, $1.59 and $2.23, respectively.

Deferred Stock Compensation

    During 1998, the Company issued stock options to certain employees under the 1998 and 1999 Plans with exercise prices below the deemed fair value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's common stock at the date of grant. Additionally, in connection with the acquisition of VPNX, the Company recorded deferred stock compensation related to the unvested options assumed, totaling $5,135,000.

    Deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. As of December 31, 2000, the Company has recorded deferred stock compensation related to options in the total amount of $30,140,000, of which $205,000, $7,569,000 and $10,651,000 has been amortized to expense during 1998, 1999 and 2000 respectively. The weighted average exercise price of the 6,823,498 options granted in 1998 to purchase common stock was $.05 and the weighted average fair value per share was $.15 during 1998. The weighted average exercise price of the 11,134,500 options granted in 1999 to purchase common stock was $5.82 and the weighted average fair value per share was $7.98.

14. Unaudited Quarterly Results:

    The following table sets forth certain unaudited quarterly results of operations for the Company for the years ended December 31, 1999 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results below are not necessarily indicative of those of future periods.

	Three Months Ended
	Mar. 31, 1999	Jun. 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Statement of Operations Data:
Revenues	$1,244	$2,166	$3,613	$5,497	$8,891	$13,647	$20,220	$26,855

Operating costs and expenses:
Costs of network and customer support	2,346	5,560	8,428	11,078	15,326	20,475	26,935	36,640
Product development	565	830	1,053	1,471	1,578	1,863	4,107	4,533
Sales and marketing	2,236	3,633	4,691	6,963	7,689	8,000	8,889	11,226
General and administrative	1,172	1,733	2,216	3,207	4,388	5,306	11,168	15,460
Amortization of goodwill and other intangible assets					—	2,157	26,183	25,994
Amortization of deferred stock compensation	349	1,438	2,505	3,277	3,074	2,550	2,625	2,402
Acquired in-process research and development					—	—	18,000	—

Total operating costs and and expenses	6,668	13,194	18,893	25,996	32,055	40,351	97,907	96,255

Loss from operations	(5,424)	(11,028)	(15,280)	(20,499)	(23,164)	(26,704)	(77,687)	(69,400)
Other income (expenses):
Interest income	206	244	93	2,845	2,926	4,412	3,900	3,111
Interest and financing expense	(57)	(90)	(640)	(287)	(385)	(505)	(1,025)	(936)

Net loss	$(5,275)	$(10,874)	$(15,827)	$(17,941)	$(20,623)	$(22,797)	$(74,812)	$(67,225)

Basic and diluted net loss per share	$(.79)	$(1.59)	$(1.92)	$(.14)	$(.16)	$(.16)	$(.51)	$(.45)

Weighted average shares used in computing basic and diluted net loss per share	6,674	6,839	8,246	129,314	132,526	138,193	146,794	148,381

15. Events Subsequent to December 31, 2000 (unaudited):

    During February 2001, a holding company named Internap Corporation (the "Corporation") was formed, capitalized by 100 shares of common stock. The board of directors of the Company has approved a plan, subject to shareholder approval, under which the Company would be merged into the Corporation and shareholders of the Company would receive equivalent shares of the Corporation in exchange for their shares of the Company. Subsequent to the merger, the Corporation will be an an entity with identical ownership as the Company just prior to the merger and therefore the recorded assets and liabilities of the Company will be carried forward to the consolidated financial statements of the Corporation at their recorded historical amounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1+	Articles of Incorporation.
3.2+	Bylaws.
10.1*	Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers.
10.2*•	Amended and Restated Internap Network Services Corporation 1999 Non-Employee Directors' Stock Option Plan.
10.3*•	Form of Amended and Restated Internap Network Services Corporation 1999 Employee Stock Purchase Plan.
10.4*•	Amended and Restated Internap Network Services Corporation 1999 Employee Stock Purchase Plan.
10.5*•	Amended and Restated Internap Network Services Corporation 1999 Stock Option/Stock Issuance Plan.
10.6+•	Amended and Restated Internap Network Services Corporation 1999 Equity Incentive Plan (Exhibit 10.7).
10.7*•	Form of 1999 Equity Incentive Plan Stock Option Agreement (Exhibit 10.8).
10.8+	Lease Agreement, dated June 1, 1996, between Registrant and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (Exhibit 10.10).
10.9*	Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Registrant and its Executive Officers (Exhibit 10.11).
10.10+	Amended and Restated Investor Rights Agreement, dated October 4, 1999 (Exhibit 10.17).
10.11*	Amended and Restated Loan and Security Agreement, dated June 30, 1999, between Registrant and Silicon Valley Bank (Exhibit 10.19).
10.12+	Master Agreement to Lease Equipment, dated January 20, 1998 between Registrant and Cisco Systems Capital Corporation, as amended on November 17, 1999 (Exhibit 10.20).
10.13+•	Letter Agreement dated September 7, 1999 between Richard K. Cotton and Registrant (Exhibit 10.25).
10.14*	Master Loan and Security Agreement, dated August 23, 1999 between Registrant and Finova Capital Corporation (Exhibit 10.26).
10.15*	Common Stock and Warrant Purchase Agreement, dated September 17, 1999, between Registrant and Inktomi Corporation (Exhibit 10.27).
10.16+	Warrant, dated December 22, 1999, issued to S.L. Partners, Inc (Exhibit 10.28).
10.17+	Form of Warrant issued to Paul Canniff, David Cornfield, Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D. Shurtleff, Jr. and Todd Warren (Exhibit 10.29).
10.18+	Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation.
21.1+	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*
Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-84035.

+
Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-95503.

•
Management contract or compensatory plan.

Report of Independent
Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders
of Internap Network Services Corporation

    Our audits of the consolidated financial statements of Internap Network Services Corporation included in this Form 10-K for the year ended December 31, 2000 also included an audit of the financial statement schedule appearing on page S-2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Seattle, Washington
January 26, 2001

S-1

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at end of Fiscal Period
Year ended December 31, 1998
Allowance for doubtful accounts	$27	$140	$—	$102	$65
Tax valuation allowance	114	—	2,532	—	2,646
Year ended December 31, 1999
Allowance for doubtful accounts	65	212	—	71	206
Tax valuation allowance	2,646	—	16,180	—	18,826
Year ended December 31, 2000
Allowance for doubtful accounts	206	1,643	—	479	1,370
Tax valuation allowance	18,826	—	60,028	—	78,854

S-2

QuickLinks

TABLE OF CONTENTS
DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
RISK FACTORS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
Internap Network Services Corporation Index to Financial Statements
Report of Independent Accountants
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS From January 1, 1998 to December 31, 2000 (In thousands)
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
EXHIBIT INDEX
Report of Independent Accountants on Financial Statement Schedule