Form 10-K/A
period 2000-12-31
INTERNAP NETWORK SERVICES CORP/WA
filed 2001-05-10
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K/A

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

		Valuation of Security Given X% Increase in Security's Price (in thousands)			Valuation of Security Given X% Decrease in Security's Price (in thousands)
Security	Fair Value at 12/31/2000 (in thousands)
		15%	35%	50%	(15%)	(35%)	(50%)
360networks Capital Stock	$19,083	$21,946	$25,762	$28,625	$16,221	$12,404	$9,542

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

  (b)
  Directors

    Our directors and their ages as of February 28, 2001, are as follows:

Name	Age
Eugene Eidenberg	61
William J. Harding	53	(1)
Fredric W. Harman	40	(1)
Anthony C. Naughtin	45
Kevin L. Ober	39	(1)(2)
Robert D. Shurtleff, Jr.	46	(2)

(1)
Members of the Audit Committee.

(2)
Members of the Compensation Committee.

    Eugene Eidenberg (age 61) has served as a director and chairman of Internap since November 1997. Mr. Eidenberg has been a Managing Director of Granite Venture Associates LLC since 1999 and has served as a Principal of Hambrecht & Quist Venture Associates since 1998 and was an advisory director at the San Francisco investment banking firm of Hambrecht & Quist from 1995 to 1998. Mr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI's Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI's international businesses. Mr. Eidenberg is currently a director of AAPT Ltd. and several private companies. Mr. Eidenberg holds a Ph.D. and a Master of Arts degree from Northwestern University and a Bachelor of Arts degree from the University of Wisconsin.

    William J. Harding (age 53) has served as a director of Internap since January 1999. Dr. Harding is a General Partner of Morgan Stanley Dean Witter Venture Partners located in Menlo Park, California. He joined Morgan Stanley Dean Witter & Co., Inc. in October 1994. Dr. Harding is currently a Director of Commerce One, Inc. and several private companies. Prior to joining Morgan Stanley Dean Witter, Dr. Harding was a General Partner of several venture capital partnerships affiliated with J.H. Whitney & Co. Previously, Dr. Harding was associated with Amdahl Corporation from 1976 to 1985, serving in various technical and business development roles. Prior to Amdahl, Dr. Harding held several technical positions with Honeywell Information Systems. Dr. Harding holds a Bachelor of Science in Engineering Mathematics and a Master of Science in Systems Engineering from the University of Arizona, and a Ph.D. in Engineering from Arizona State University. Dr. Harding served as an officer in the Military Intelligence Branch of the United States Army Reserve.

    Fredric W. Harman (age 40) has served as a director of Internap since January 1999. Since 1994, Mr. Harman has served as a Managing Member of the General Partners of venture capital funds affiliated with Oak Investment Partners. Mr. Harman served as a General Partner of Morgan Stanley Venture Capital, L.P. from 1991 to 1994. Mr. Harman serves as a director of Avenue A, Inktomi Corporation, Primus Knowledge Solutions, Quintus Corporation and several privately held companies. Mr. Harman holds a Bachelor of Science degree and a Master degree in electrical engineering from Stanford University and a Master of Business Administration from Harvard University.

    Anthony C. Naughtin (age 45) founded Internap and has served as our Chief Executive Officer and President since May 1996. Mr. Naughtin has also served as a director since October 1997. Prior to founding Internap, he was vice president for commercial network services at ConnectSoft, Inc., an Internet and e-mail software developer, from May 1995 to May 1996. From February 1992 to May 1995, Mr. Naughtin was the director of sales at NorthWestNet, an NSFNET regional network. Mr. Naughtin has served as a director of Fine.com International Corp., a services-computer processing and data preparation company since December 1996. Mr. Naughtin holds a Bachelor of Arts in communications from the University of Iowa and is a graduate of the Creighton School of Law.

    Kevin L. Ober (age 39) has served as a director of Internap Network Services since October 1997. From February 2000 to the present Mr. Ober has been involved in various business activities including sitting on the boards of several start-up companies including PictureIQ and HealthRadius. From November 1993 to January 2000 Mr. Ober was a member of the investment team at Vulcan Ventures Incorporated. Prior to working at Vulcan Ventures, Mr. Ober served in various positions at Conner Peripherals, Inc., a computer hard disk drive manufacturer. Mr. Ober holds a Master of Business Administration from Santa Clara University and Bachelor of Science degree in business administration from St. John's University.

    Robert D. Shurtleff, Jr. (age 46) has served as a director of Internap since January 1997. In 1999, Mr. Shurtleff founded S.L. Partners, a strategic consulting group focused on early stage companies. From 1988 to 1998, Mr. Shurtleff held various positions at Microsoft Corporation, including Program Management and Development Manager and General Manager. Mr. Shurtleff is currently a director of four private companies and also serves on technical advisory boards of several private companies and venture capital firms. Prior to working at Microsoft Corporation, Mr. Shurtleff worked at Hewlett Packard Company from 1979 to 1988. Mr. Shurtleff holds a Bachelor of Arts degree in computer science from the University of California at Berkeley.

Board committees and meetings

    During the fiscal year ended December 31, 2000, the board of directors held 10 meetings and acted by unanimous written consent six times. The board of directors has an audit committee and a compensation committee.

    The audit committee meets with our independent accountants at least annually to review the results of the annual audit and discuss the financial statements; recommends to the board of directors the independent accountants to be retained; oversees the independence of the independent accountants; evaluates the independent accountants' performance; and receives and considers the independent accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The audit committee is composed of three directors: William J. Harding, Fredric W. Harman and Kevin L. Ober. The audit committee held four meetings during the fiscal year. All members of Internap's audit committee are independent as independence is defined in Rule 4200(a)(15) of the NASD listing standards. The audit committee has adopted a written audit committee charter.

    The compensation committee reviews and recommends to the board of directors the compensation and benefits of all Internaps' officers and establishes and reviews general policies relating to compensation and benefits for our employees. The compensation committee consists of two nonemployee directors: Kevin L. Ober and Robert D. Shurtleff, Jr. The compensation committee held two meetings during the fiscal year and acted by unanimous written consent 124 times. A report of the compensation committee is included later in this annual report.

    During the fiscal year ended December 31, 2000, each member of Internaps' board of directors attended at least 75% of the meetings of the board of directors and of the committees on which he served that were held during the period for which he was a director or committee member.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

    To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with; except that three reports, covering an aggregate of three transactions, were filed late by Mr. Charles M. Ortega, our former Vice President of Sales.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of directors

    Our directors currently do not receive any cash compensation for their services on the board of directors or any committees of the board of directors. They are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. From time to time, certain non-employee directors have received grants of options to purchase shares of our common stock. In March 1998, Messrs. Eidenberg and Ober each were granted an option to purchase 400,000 shares of our common stock at an exercise price of $.03 per share. Upon the closing of our initial public offering on October 4, 1999, non-employee directors received an initial option to purchase 80,000 shares of common stock and receive an annual option to purchase 20,000 shares of common stock under our 1999 non-employee directors' stock option plan.

Compensation of executive officers

    The table below sets forth summary information concerning compensation paid by us during the fiscal years ended December 31, 2000, 1999 and 1998, respectively, to (a) our Chief Executive Officer and President and (b) four of our other executive officers other than the Chief Executive Officer whose salary and bonus for fiscal year 2000 exceeded $100,000, and who served as an executive officer during fiscal year 2000 (our "Named Executive Officers"):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Annual Compensation ($)
Anthony C. Naughtin President and Chief Executive Officer	2000 1999 1998	347,344 171,239 123,750		100,000 58,500 —	— — —	— 600,000 —	— — —
Michael W. Vent (1) Executive Vice President and Chief Operating Officer	2000	175,259	(2)	100,000	—	825,000	—
Paul E. McBride Senior Vice President of Finance & Administration, Chief Financial Officer and Secretary	2000 1999 1998	250,000 137,996 113,750		75,000 54,000 —	— — —	— 400,000 —	— — —
Christopher D. Wheeler Senior Vice President of Technology and Chief Technology Officer	2000 1999 1998	250,000 137,500 113,750		75,000 54,000 —	— — —	— 400,000 —	— — —
Jerome Conlon (1) Vice President and Chief Marketing Officer	2000	155,760		75,000	—	309,000	—

(1)
Mssrs. Conlon and Vent joined us in 2000.

(2)
Consists of in relocation expenses.

Stock Option Grants in the Last Fiscal Year

    The following table sets forth information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2000:

Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term ($)
Individual Grants
	Shares Underlying Options Granted (#)	Total Options Granted to Employees in Fiscal Year (%)
Name			Exercise Price Per Share ($)	Expiration Date	5%	10%
Michael W. Vent	750,000 75,000	5.8 *	31.63 6.68	8/1/10 12/20/10	14,918,953 315,076	37,807,556 798,465
Jerome Conlon	300,000 9,000	2.3 *	33.87 6.68	5/14/10 12/20/10	6,390,198 37,809	16,194,017 95,816

*
Less than 1%

    The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Commission. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level.

    The option to purchase 75,000 shares granted to Mr. Vent and the option to purchase 9,000 shares granted to Mr. Conlon vest monthly over two years from the grant date. The remaining options vest as to twenty-five percent on the first anniversary of the date of hire and the remainder in equal installments each month over the three-year period following the first anniversary of the date of hire. Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the board of directors on the date of grant.

Aggregated Option Exercises in the Last Fiscal Year
and Fiscal Year-End Option Values

    The following table sets forth information as of December 31, 2000 regarding options held by the Named Executive Officers. There were no stock appreciation rights outstanding at December 31, 2000:

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony C. Naughtin	—	—	237,500	362,500	1,246,875	1,903,125
Michael W. Vent	— —	— —	— —	750,000 75,000	— —	— 42,075
Paul E. McBride	—	—	158,333	241,667	1,118,248	1,268,752
Christopher D. Wheeler	—	—	158,333	241,667	1,118,248	1,268,752
Jerome Conlon	— —	— —	— —	300,000 9,000	— —	— 5,049

    In the table above, the value of the unexercised in-the-money options is based on the fair market value of our common stock, based upon the last reported sales price of our common stock on December 29, 2000 of $7.25, minus the per share exercise price multiplied by the number of shares.

Employment Agreements and Change in Control

    We have entered into employment letter agreements with several of our officers, including Anthony C. Naughtin, Paul E. McBride, Christopher D. Wheeler, Michael W. Vent and Jerome Conlon. Each letter agreement sets forth the officer's initial compensation level. Under each letter agreement the officer serves at-will and employment may be terminated by us or by the officer at any time, with or without cause and with or without notice. Each employment agreement contains a noncompetition covenant that is effective for one year after termination of employment.

    Our 1999 Equity Incentive Plan provides that in the event the executive officers are terminated without cause or resign for good reason within 13 months after a change in control, all of the options held by such officers will vest in full and will become fully exercisable.

REPORT OF THE COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The compensation committee of the board of directors consists of Kevin L. Ober and Robert D. Shurtleff, Jr., each of whom is a nonemployee director. The compensation committee is responsible for establishing and administering compensation policies and programs for Internap's executive officers. This report reflects our compensation philosophy.

Executive officer compensation

    Internap's executive compensation program has been designed to: (i) ensure that compensation provided to executive officers is closely aligned with our business objectives and financial performance; (ii) enable us to attract and retain those officers who contribute to its long-term success; and (iii) maximize shareholder value.

    Executive compensation generally consists of three components: (i) base salary; (ii) annual cash bonus; and (iii) long-term incentive awards. The Chief Executive Officer annually recommends executive officer compensation levels to the compensation committee. The compensation committee makes the final determination of executive compensation levels but relies on the Chief Executive Officer's annual recommendations because it believes the Chief Executive Officer is the most qualified person to make assessments about individual performance.

    The compensation committee annually reviews and establishes each executive officer's compensation package by considering: (i) the extent to which specified corporate objectives for the preceding year were attained; (ii) the experience and contribution levels of the individual executive officer; and (iii) to a lesser extent, the salary and bonus levels of executive officers in similar positions in companies in the same or related industries as Internap.

    The primary corporate objectives set by the compensation committee for the 1999 fiscal year were, in order of importance: (i) revenue growth goals; (ii) service point deployment goals; (iii) successful liquidity event, including an initial public offering; (iv) customer growth goals; and (v) employee and management headcount growth goals. The compensation committee determined that the executive officers had successfully met or exceeded each of these key objectives for the 1999 fiscal year. Because each of the named executive officers contributed substantially to the achievement of those objectives, the compensation committee authorized executive salary increases in the 2000 fiscal year for each executive officer that joined Internap prior to the 2000 fiscal year. Achievement of these key corporate objectives was the primary reason for increasing 2000 fiscal year base salary levels of the executive officers.

    To a lesser extent, the compensation committee surveys the executive cash compensation levels of other companies in the same industry as Internap and in related industries, some of which are included in the Goldman/Sachs Internet Index. Each company surveyed by the committee is deemed to be comparative in terms of industry, size and product and service offerings. In connection with these reviews, the committee does not consider our financial performance relative to the financial performance of the surveyed companies.

    The compensation committee awards annual cash bonuses for executive officers (other than those who receive commissions) on an annual basis. These awards are intended to provide a direct link between management compensation and the achievement of corporate and individual objectives. The maximum level of bonus is 50% of the executive officer's base salary as of the end of the preceding fiscal year. At the beginning of each year, Internap sets certain corporate objectives (including financial performance goals), and each individual manager sets his or her own personal objectives to support the achievement of the corporate objectives. At the end of the year, performance is assessed and the level of bonus payable, if any, is determined. Achievement of corporate objectives is given more weight than achievement of individual objectives for purposes of determining the annual bonus. The primary corporate objectives set by the compensation committee for the 1999 fiscal year were the same five objectives used for determining the 2000 fiscal year salary levels. The committee determined that all of the above objectives were met or exceeded and, therefore, all of our executive officers received their maximum bonus award in 2000. The increase in bonus awards, in terms of absolute dollars, in the 2000 fiscal year as compared to the 1999 fiscal year, is substantially attributable to the corresponding increases in base salaries over the same periods. Bonuses paid to Messrs. Vent and Conlon, however, were sign-on bonuses negotiated in connection with their joining us during the 2000 fiscal year.

    The compensation committee also grants stock options to executive officers to provide long-term incentives that are aligned with the creation of increased shareholder value over time. Options typically are granted at fair market value at the date of grant, have a ten year term and generally vest 25% on the first anniversary of vesting commencement date and in equal 36 monthly installments thereafter. Most stock option grants to executive officers occur in conjunction with the executive officer's acceptance of employment with Internap. The compensation committee, however, reviews stock option levels for all executive officers throughout each fiscal year in light of long-term strategic and performance objectives and each executive officer's current and anticipated contributions to our future performance and is able to adjust these levels. When determining the number of stock options to be awarded to an executive officer, the compensation committee considers the executive officer's current contribution to our performance, the executive officer's past option awards, the executive officer's anticipated contribution in meeting our long-term strategic performance goals and comparisons to formal and informal surveys of executive stock option grants made by other Internet infrastructure companies. In 2000, the compensation committee granted options to purchase an aggregate of 1,134,000 shares to executive officers at an exercise price equal to fair market value on the date of grant. These options were granted only to executives who joined us during the 2000 fiscal year and were based on negotiations with those executive officers.

Compensation of Internap Network Services' Chief Executive Officer

    The compensation committee reviews Mr. Naughtin's compensation annually using the same criteria and policies as are employed for other executive officers. Mr. Naughtin's total annual cash bonus for 2000 represented 50% of his ending base salary for the 1999 fiscal year, or $100,000, in recognition of his significant contributions in leading Internap to successfully meeting and exceeding the corporate objectives identified above during the 1999 fiscal year.

    Compensation payments in excess of $1 million to the Chief Executive Officer or the other five most highly compensated executive officers are subject to a limitation on deductibility for Internap under Section 162(m) of the Internal Revenue Code of 1986, as amended. Certain performance-based compensation is not subject to the limitation on deductibility. The compensation committee does not expect cash compensation in 2000 to our Chief Executive Officer or any other executive officer to be in excess of $1 million. We intend to maintain qualification of our Amended and Restated 1998 Stock Options/Stock Issuance Plan, Amended 1999 Equity Incentive Plan, 2000 Non-Officer Equity Incentive Plan, as amended, Amended and Restated 1999 Stock Incentive Plan for Non-Officers, Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and Switchsoft Systems, Inc. 1997 Stock Option Plan for the performance-based exception to the $1 million limitation on deductibility of compensation payments.

    The compensation committee believes its executive compensation philosophy serves Internap's interests and the interests of its shareholders.

Compensation committee members

  Kevin L. Ober
  Robert D. Shurtleff, Jr.

Compensation committee interlocks and insider participation

    None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Change of control arrangements in equity incentive plans

    Under our Amended and Restated 1998 Stock Options/Issuance Plan, Amended 1999 Equity Incentive Plan, 2000 Non-Officer Equity Incentive Plan, as amended, Amended and Restated 1999 Stock Incentive Plan for Non-Officers, Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and Switchsoft Systems, Inc. 1997 Stock Option Plan, if a change in control occurs, including the sale of substantially all of Internap Network Services' assets or a merger with or into another corporation, any outstanding options held by persons then performing services for Internap as an employee, director or consultant:

  •
  may either be assumed or continued;

  •
  may be substituted with an equivalent award by the surviving entity; or

  •
  will, if the options are not assumed, continued or substituted, become fully exercisable, including shares as to which they would not otherwise be exercisable, and restricted stock will become fully vested.

    Options also become fully exercisable upon the occurrence of a securities acquisition representing 50% or more of the combined voting power of Internap's securities, or if a participant's service is terminated by a surviving corporation for any reason other than "for cause" within 13 months following a change in control.

Performance measurement comparison

    The graph set forth below compares cumulative total return to Internap's shareholders with the cumulative total return of the Nasdaq Composite Index and the Goldman/Sachs Internet Index, resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, beginning September 29, 1999, the first day of trading of the common stock, and ending at December 31, 1999 and December 29, 2000, respectively.

Comparison of Cumulative Total Return Among
Internap Network Services Corporation, the Nasdaq Composite Index
and the Goldman/Sachs Internet Index

	9/29/99	12/31/99	12/29/00
Internap	$100	$865	$73
Nasdaq Composite Index	100	149	91
Goldman/Sachs Internet Index	100	155	40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of February 28, 2001 information regarding the beneficial ownership of Internap's common stock by (i) each person known by us to beneficially own more than 5% of the common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers for whom compensation is reported in this proxy statement/prospectus, and (iv) all of our directors and executive officers as a group. Except as otherwise noted, Internap believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

	Shares Beneficially Owned
Name and Address of Beneficial Owner
	Number	Percent
Morgan Stanley Dean Witter Venture Partners (1) c/o Morgan Stanley Dean Witter Venture Partners 1221 Avenue of the Americas New York, NY 10020	8,055,693	5.4%
William J. Harding (1)	8,055,693	5.4%
Eugene Eidenberg (2)	5,508,339	3.7%
Oak Investment Partners VIII, L.P. (3) c/o Oak Investment Partners VIII, L.P. 525 University Avenue, Suite 1300 Palo Alto, CA 94301	9,621,242	6.4%
Fredric W. Harman (3)	9,621,242	6.4%
Kevin L. Ober (4)	416,667	*
Paul E. McBride (5)	5,297,471	3.5%
Anthony C. Naughtin (6)	4,705,939	3.1%
Christopher D. Wheeler (7)	4,492,108	3.0%
Robert D. Shurtleff, Jr. (8)	1,796,888	1.2%
Jerome Conlon (9)	1,500	*
Michael W. Vent (10)	12,500	*
All directors and executive officers as a group (13 persons)(11)	40,326,202	26.6%

*
Less than 1%

(1)
Consists of 604,323 shares held by Morgan Stanley Venture Investors III, L.P., 275,368 shares held by The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., 6,294,148 shares held by Morgan Stanley Venture Partners III, L.P., 541,344 shares held by MSVC II and 240,510 shares held by Dr. Harding, who is a managing member of the general partner of Morgan Stanley Dean Witter Venture Partners. Also includes 100,000 shares issuable upon the exercise of options held by Dr. Harding that are exercisable within 60 days of February 28, 2001. Dr. Harding disclaims beneficial ownership of the shares held by Morgan Stanley Dean Witter Venture Partners, except to the extent of his proportionate interest therein.

(2)
Consists of 2,508,853 shares held by H&Q Internap Investors, L.P., 2,215,466 shares held by TI Ventures, LP, 180,705 shares held by Mr. Eidenberg, 139,433 shares held by Mr. Eidenberg as trustee of the Eugene Eidenberg Trust September 1997, the Anna Chavez Educational Trust and the Anna Chavez Separate Property Trust, and 30,549 shares held by Granite Ventures LLC. Also includes 433,333 shares issuable upon the exercise of options held by Mr. Eidenberg that are exercisable within 60 days of February 28, 2001. Mr. Eidenberg disclaims beneficial ownership of the shares held by H&Q Internap Investors, L.P., TI Ventures, LP, the Anna Chavez Educational Trust, the Anna Chavez Separate Property Trust and Granite Ventures LLC.

(3)
Consists of 9,279,725 shares held by Oak Investment Partners VIII, L.P., 218,465 shares held by Oak VIII Affiliates Fund L.P., 94,853 shares held by Mr. Harman, an aggregate of 8,199 shares held in trust for the benefit of Mr. Harman's three minor children and 20,000 shares issuable upon the exercise of options held by Mr. Harman that are exercisable within 60 days of February 28, 2001. Mr. Harman disclaims beneficial ownership of the shares held by Oak Investment Partners VIII, L.P., Oak VIII Affiliates Fund L.P. and the shares held in trust for his three minor children.

(4)
Includes 100,000 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2001.

(5)
Includes 1,075,646 shares held by Mr. McBride as trustee of the McBride Trust, the McBride Grandchildren's Trust No. 1, the McBride Grandchildren's Trust No. 2, the McBride Grandchildren's Trust No. 3 and the McBride Legacy Trust for the benefit of Mr. McBride's minor children, and 191,668 shares issuable upon the exercise of options held by Mr. McBride that are exercisable within 60 days of February 28, 2001. Mr. McBride disclaims beneficial ownership of the shares held by him as trustee of the McBride Trust, the McBride Legacy Trust and the McBride Grandchildren's Trust Nos. 1, 2 and 3.

(6)
Includes 1,619,087 shares held by Crossroads Associates, LLC, 400,000 shares held by Crossroads Associates II, LLC, 18,000 shares held by Mr. Naughtin as trustee of the Eric Weaver Gift Protection Trust, the Hugh Naughtin Gift Protection Trust, and the Rose Naughtin Gift Protection Trust, and 287,500 shares issuable upon the exercise of options held by Mr. Naughtin that are exercisable within 60 days of February 28, 2001. Mr. Naughtin disclaims beneficial ownership of the 18,000 shares held by him as trustee of the Eric Weaver Gift Protection Trust, the Hugh Naughtin Gift Protection Trust and the Rose Naughtin Gift Protection Trust.

(7)
Includes 121,526 shares held by the CDW Limited Partnership, 288,000 shares held by Mr. Wheeler as trustee of the Christopher D. Wheeler Foundation and the Christopher D. Wheeler Charitable Remainder Unitrust 1, and 191,668 shares issuable upon the exercise of options held by Mr. Wheeler that are exercisable within 60 days of February 28, 2001. Mr. Wheeler disclaims beneficial ownership of the shares held by the Chistopher D. Wheeler Foundation and the CDW Limited Partnership.

(8)
Includes 166,500 shares held by Robert D. Shurtleff, Jr. as trustee of the Shurtleff Family Trust, 650,700 shares issuable upon exercise of warrants held by Mr. Shurtleff exercisable within 60 days of February 28, 2001 and 100,000 shares issuable upon the exercise of options held by Mr. Shurtleff that are exercisable within 60 days of February 28, 2001. Mr. Shurtleff disclaims beneficial ownership of the shares held by the Shurtleff Family Trust.

(9)
Consists of 1,500 shares issuable upon the exercise of options held by Mr. Conlon that are exercisable within 60 days of February 28, 2001.

(10)
Consists of 12,500 shares issuable upon the exercise of options held by Mr. Vent that are exercisable within 60 days of February 28, 2001.

(11)
Includes 2,353,384 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of February 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

    Robert J. Lunday, Jr., a former director, and some of the founders of Internap, including Anthony C. Naughtin, our Chief Executive Officer and a director; Paul E. McBride, our Chief Financial Officer; Christopher D. Wheeler, our Chief Technology Officer; and Internap entered into a shareholders agreement, dated October 1, 1997. Under the shareholders agreement, Mr. Lunday granted to each founder an option to purchase such founder's pro rata share (as that term is defined in the shareholders agreement) of 10,000,000 shares of Series A preferred stock, or common stock issuable upon conversion, owned by Mr. Lunday at the date of the shareholders agreement at a price of $.63 per share. To date, Mr. Lunday has sold an aggregate of 9,302,988 shares under the shareholders agreement. Mr. Lunday is the father-in-law of Mr. McBride.

    In 1996, Big Sandy Telecommunications, Inc., a company owned by Messrs. Lunday, Naughtin and McBride, executed a lease guarantee covering one of Internap's office leases. Big Sandy was the primary guarantor, and Messrs. Naughtin and McBride were secondary guarantors as Internap's corporate officers. The secondary guarantees terminated in 1999, and the primary guarantee terminated in 2000.

    On January 11, 1999, Lunday Communications, Inc., a company owned by Mr. Lunday, loaned $500,000 to Internap, represented by a promissory note that bore interest at the rate of prime plus 2% and had a maturity date of February 15, 1999. Internap repaid the outstanding principal and accrued interest on the loan in February 1999 from the proceeds of its Series C preferred stock financing.

    On January 13, 1999, Robert D. Shurtleff, Jr., a member of Internap's board of directors, loaned $600,000 to Internap, represented by a promissory note that bore interest at the rate of prime plus 2% and had a maturity date of February 15, 1999. Internap repaid the outstanding principal and accrued interest on the loan in February 1999 from the proceeds of its Series C preferred stock financing.

    On January 28, 1999 and February 26, 1999, Internap sold an aggregate of 59,259,260 shares of Series C preferred stock to 44 investors, including Mr. Shurtleff and Morgan Stanley Dean Witter Venture Partners and Oak Investment Partners VIII, L.P., two of Internap's principal shareholders, at an aggregate purchase price of $32 million, or $.54 per share.

    On September 7, 1999, Internap entered into a letter agreement with Richard K. Cotton, one of its executive officers, under which Internap agreed to cause 100,000 shares of common stock underlying his stock option to fully vest. In addition, he will receive severance pay equal to six months of his compensation, including employee benefits, in the event of his termination for reasons other than his voluntary resignation, death or for cause.

    On September 23, 1999, Internap signed a standby loan facility agreement with several shareholders, including Mr. Shurtleff, which matured upon the closing of Internap's initial public offering. This facility allowed Internap to draw up to $10 million prior to the earlier of maturity or December 31, 1999, but it did not draw any amounts on this facility prior to maturity. In connection with this facility, Internap issued warrants to purchase 200,000 shares of common stock with exercise prices of $10.00 per share. The estimated fair value ascribed to the warrants was $536,000 based upon the Black Scholes option pricing model, and Internap Network Services recorded this amount as interest expense for the year ended December 31, 1999.

    In October 1999, Internap paid a private placement fee of $1.0 million to Morgan Stanley & Co. Incorporated, an affiliate of one of Internap's principal shareholders, in connection with a private placement of Internap's common stock.

    Internap has entered into employment letter agreements with several of its key officers. Each letter agreement sets forth the officer's compensation level. Under each letter agreement the officer serves at-will and employment may be terminated by Internap or by the officer at any time, with or without cause and with or without notice. Each employment agreement contains a one year noncompetition covenant.

    Internap has entered into indemnification agreements with its directors and executive officers for the indemnification of and advancement of expenses to such persons to the fullest extent permitted by law. Internap also intends to enter into these agreements with its future directors and executive officers.

    Internap believes that the foregoing transactions were in its best interest and were made on terms no less favorable than could have been obtained from unaffiliated third parties. All future transactions between Internap and any of its officers, directors or principal shareholders will be approved by a majority of the independent and disinterested members of the board of directors, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes.

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

INTERNAP NETWORK SERVICES CORPORATION
Date: May 9, 2001	By	/s/ PAUL E. MCBRIDE Paul E. McBride Chief Financial Officer and Senior Vice President of Finance and Administration

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony C. Naughtin and Paul E. McBride, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY C. NAUGHTIN Anthony C. Naughtin	Chief Executive Officer, President and Director (Principal Executive Officer)	May 9, 2001
/s/ PAUL E. MCBRIDE Paul E. McBride	Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Finance and Accounting Officer)	May 9, 2001
/s/ EUGENE EIDENBERG Eugene Eidenberg	Chairman of the Board	May 9, 2001

/s/ WILLIAM J. HARDING William J. Harding	Director	May 9, 2001
/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	May 9, 2001
/s/ KEVIN L. OBER Kevin L. Ober	Director	May 9, 2001
/s/ ROBERT D. SHURTLEFF, JR. Robert D. Shurtleff, Jr.	Director	May 9, 2001

Internap Network Services Corporation

Index to Financial Statements

F–1

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

F–2

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

F–3

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

F–4

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
From January 1, 1998 to December 31, 2000
(In thousands)

	Convertible Preferred Stock
			Common Stock
									Accumulated Other Comprehensive Income
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Common Stock	Deferred Stock Compensation	Accumulated Deficit		Total	Comprehensive Loss
Balances, January 1, 1998	34,391	$34	6,666	$7	$7,356	$—	$—	$(2,568)	$—	$4,829	$—
Issuance of Series B preferred stock, net of costs of proceeds	4,667	4	—	—	1,374	—	—	—	—	1,378	—
Issuance of common stock to an employee	—	—	7	—	1	—	—	—	—	1	—
Value ascribed to lease financing warrants	—	—	—	—	54	—	—	—	—	54	—
Exercise of warrants to purchase Series B preferred stock	233	1	—	—	69	—	—	—	—	70	—
Deferred compensation related to grants of stock options	—	—	—	—	699	—	(699)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	205	—	—	205	—
Net Loss	—	—	—	—	—	—	—	(6,973)	—	(6,973)	—

Balances, December 31, 1998	39,291	39	6,673	7	9,553	—	(494)	(9,541)	—	(436)	—
Issuances of Series C preferred stock, net of costs of proceeds	59,260	60	—	—	31,850	—	—	—	—	31,910	—
Issuance of common stock, net of costs of proceeds	—	—	24,000	24	220,616	—	—	—	—	220,640	—
Exercise of warrants to purchase Series B preferred stock	402	—	—	—	120	—	—	—	—	120	—
Exercise of employee stock options	—	—	2,065	2	76	—	—	—	—	78	—
Deferred compensation related to grants of stock options	—	—	—	—	24,303	—	(24,303)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	7,569	—	—	7,569	—
Value ascribed to standby credit facility warrants	—	—	—	—	536	—	—	—	—	536	—
Conversion of preferred stock to common stock	(98,953)	(99)	98,953	99	—	—	—	—	—	—	—
Cashless exercise of warrants to purchase common stock	—	—	398	—	—	—	—	—	—	—	—
Elimination of par value of common stock	—	—	—	(132)	(287,054)	287,186	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(49,917)	—	(49,917)	—

Balances, December 31, 1999	—	—	132,089	—	—	287,186	(17,228)	(59,458)	—	210,500	—
Issuance of common stock, net of costs of proceeds	—	—	3,450	—	—	141,953	—	—	—	141,953	—
Amortization of deferred stock compensation	—	—	—	—	—	—	10,651	—	—	10,651	—
Exercise of employee stock options	—	—	3,686	—	—	5,895	—	—	—	5,895	—
Issuance of Employee Stock Purchase Plan shares	—	—	350	—	—	3,237	—	—	—	3,237	—
Exercise of warrants to purchase common stock	—	—	296	—	—	443	—	—	—	443	—
Purchase of CO Space	—	—	6,881	—	—	254,951	—	—	—	254,951	—
Purchase of VPNX.com	—	—	2,027	—	—	92,232	(5,138)	—	—	87,094	—
Issuance of warrants to purchase common stock	—	—	—	—	—	286	—	—	—	286	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(185,457)	—	(185,457)	(185,457)
Unrealized gain on investments	—	—	—	—	—	—	—	—	2,400	2,400	2,400

Comprehensive loss, December 31, 2000	—	—	—	—	—	—	—	—	—	—	$(183,057)

Balances, December 31, 2000	—	$—	148,779	$—	$—	$786,183	$(11,715)	$(244,915)	$2,400	$531,953

The accompanying notes are an integral part of these consolidated financial statements.

F–5

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

F–6

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

F–7

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

Investments

    The Company's investments are comprised of U.S. Treasury, Government Agency, corporate debt and equity securities. The Company classifies its marketable securities for which there is a determinable fair value as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income. The fair values of investments are determined based on quoted market prices for those securities. The cost of securities sold is based on the specific identification method. The Company accounts for investments without readily determinable fair values and debt securities classified as held to maturity at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Interest and dividends earned on all securities are included in interest income.

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

F–8

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

Revenue Recognition

    The Company recognizes revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed for services on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Revenues associated with billings for installation of customer network equipment are amortized over the life of the customer relationship in accordance with the Securities and Exchange Commission Staff Accounting

F–9

Bulletin No. 101 as the installation service is integral to the Company's primary service offering. Deferred revenues consist of revenues for services to be delivered in the future which are amortized over the respective service period and billings for initial installation of customer network equipment.

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

F–10

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

3. Business Combinations

    On June 20, 2000, the Company completed its acquisition of CO Space, Inc. ("CO Space"). CO Space provides collocation, or data center, space to customers who wish to collocate certain computer server and telecommunications equipment with a third party provider. The Company has integrated the CO Space service into its primary service offerings. The acquisition was recorded using the purchase method of accounting under Accounting Principle Board Opinion No. 16 ("APB 16"). The aggregate purchase price of the acquired company, plus related charges, was approximately $270,934,000 and was comprised of the Company's common stock, cash, assumed liabilities and options to purchase common stock. The Company issued approximately 6,881,000 shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 322,000 shares of the Company's common stock to effect the transaction. Results of operations of CO Space have been included in the financial results of the Company since the closing date of the transaction.

F–11

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

F–12

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

F–13

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

F–14

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

    On August 10, 2000, the Company entered into a credit facility with Speedera Networks, which allows Speedera to borrow up to $6.0 million. The credit facility bears interest at the prime rate plus 3% on the date of each draw with an original maturity in May 2001. In December 2000, the Company modified the credit facility to eliminate the conversion feature and extend the maturity through May 2002. Speedera has borrowed the full amount of the facility which is recorded as a held to maturity investment and is reported at its cost basis.

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

F–15

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

F–16

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

F–17

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

F–18

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

F–19

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

F–20

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

F–21

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

F–22

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

F–23

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

F–24

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

F–25

15. Events Subsequent to December 31, 2000 (unaudited):

  Holding Company

    During February 2001, a holding company named Internap Corporation (the "Corporation") was formed, capitalized by 100 shares of common stock. The board of directors of the Company has approved a plan, subject to shareholder approval, under which the Company would be merged into the Corporation and shareholders of the Company would receive equivalent shares of the Corporation in exchange for their shares of the Company. Subsequent to the merger, the Corporation will be an entity with identical ownership as the Company just prior to the merger and therefore the recorded assets and liabilities of the Company will be carried forward to the consolidated financial statements of the Corporation at their recorded historical amounts.

  Impairment and Restructuring Costs

    On June 20, 2000, the Company completed the acquisition of CO Space which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. During the first quarter of 2001, the Company's stock price declined to a historical low and the Company began experiencing larger than expected customer attrition. As a result of these events, the Company revised its financial projections including reductions in budgeted costs relating to the completion of a series of executed but undeveloped leases acquired from CO Space. Subsequently, on February 28, 2001, management and the board of directors of the Company approved a restructuring plan that included the elimination of the completion of the executed but undeveloped leases and the termination of core collocation development personnel.

    Consequently, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the collocation assets was less than their recorded amounts, the Company recorded an impairment charge of approximately $196.0 million.

    Additionally, in the first quarter of 2001, the Company recorded related restructuring costs totaling $4.3 million primarily relating to estimated costs for severance, anticipated losses related to subleasing the Undeveloped Leases, and other associated costs. During the second quarter of 2001, the Company executed an additional reduction in force and recorded additional severance costs of $700,000.

  Joint Venture

    On April 10, 2001 the Company announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved the Company's investment of $2.8 million to acquire 51% of the common stock of the newly formed entity. The joint venture, Internap Japan, will offer Internap's managed, high performance connectivity service to the Japanese market while leveraging NTT-ME's existing marketing, sales, systems integration and operations capabilities in the target market. Internap Japan anticipates commencing operations during the second half of 2001.

F–26

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

S–1

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

S–2

QuickLinks

TABLE OF CONTENTS
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Board committees and meetings
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 11. EXECUTIVE COMPENSATION.
  Compensation of directors
  Compensation of executive officers
Summary Compensation Table
Stock Option Grants in the Last Fiscal Year
Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values
  Employment Agreements and Change in Control
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
  Executive officer compensation
  Compensation of Internap Network Services' Chief Executive Officer
  Compensation committee members
  Compensation committee interlocks and insider participation
  Change of control arrangements in equity incentive plans
  Performance measurement comparison
Comparison of Cumulative Total Return Among Internap Network Services Corporation, the Nasdaq Composite Index and the Goldman/Sachs Internet Index
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
CERTAIN RELATIONSHIPS AND TRANSACTIONS
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