Form 10-Q
period 2001-03-31
INTERNAP NETWORK SERVICES CORP/WA
filed 2001-05-15
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1896926 (IRS Employer identification No.)

601 Union Street, Suite 1000
Seattle, Washington 98101
(Address of principal executive offices)

(206) 441-8800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 150,140,504 shares of common stock, no par value, outstanding as of March 31, 2001.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$70,166	$102,160
Short-term investments	35,874	50,770
Investment income receivable	663	1,035
Accounts receivable, net of allowance of $1,452 and $1,370, respectively	17,868	20,291
Prepaid expenses and other assets	2,441	3,303

Total current assets	127,012	177,559
Property and equipment, net	154,084	152,153
Restricted cash	8,515	8,515
Investments	12,000	35,090
Goodwill and other intangible assets, net of accumulated amortization of $15,119 and $54,334, respectively	53,137	268,959
Deposits and other assets, net	8,277	7,834

Total assets	$363,025	$650,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,938	$26,846
Accrued liabilities	16,407	18,483
Deferred revenue	2,378	3,491
Notes payable, current portion	2,140	2,320
Line of credit	10,000	10,000
Capital lease obligations, current portion	17,961	18,132

Total current liabilities	73,824	79,272
Deferred revenue	11,449	11,239
Notes payable, less current portion	2,606	2,989
Capital lease obligations, less current portion	20,137	24,657

Total liabilities	108,016	118,157

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 500,000 shares authorized; 150,141 and 148,779 shares issued and outstanding, respectively	787,757	786,183
Deferred stock compensation	(9,506)	(11,715)
Accumulated deficit	(511,734)	(244,915)
Accumulated items of other comprehensive income (loss)	(11,508)	2,400

Total shareholders' equity	255,009	531,953

Total liabilities and shareholders' equity	$363,025	$650,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues	$28,440	$8,891

Costs and expenses:
Cost of network and customer support	37,842	15,326
Product development	3,804	1,578
Sales and marketing	14,494	7,689
General and administrative	17,456	4,233
Amortization of goodwill and other intangible assets	19,828	—
Amortization of deferred stock compensation	2,209	3,074
Restructuring costs	4,342	—
Impairment of goodwill and other intangible assts	195,986	—

Total operating costs and expenses	295,961	31,900

Loss from operations	(267,521)	(23,009)

Other income (expense):
Interest income	1,890	2,926
Interest and financing expense	(1,188)	(540)

Total other income (expense)	702	2,386

Net loss	$(266,819)	$(20,623)

Basic and diluted net loss per share	$(1.79)	$(0.16)

Weighted average shares used in computing basic and diluted net loss per share	149,115	132,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(266,819)	$(20,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,301	2,609
Impairment of goodwill and other intangible assets	195,986	—
Provision for doubtful accounts	1,368	147
Non-cash compensation expense	2,209	3,074
Loss on disposal of fixed assets	114	—
Changes in operating assets and liabilities:
Accounts receivable	1,055	(2,396)
Investment income receivable	372	(1,807)
Prepaid expenses, deposits and other assets	419	(221)
Accounts payable	3,948	(865)
Deferred revenue	(903)	195
Accrued liabilities	(2,076)	(668)

Net cash used in operating activities	(34,026)	(20,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,083)	(6,138)
Proceeds from disposal of property and equipment	195	42
Purchase of investments	(6,022)	(65,682)
Redemption of investments	30,100	558

Net cash provided by (used in) investing activities	5,190	(71,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(563)	(238)
Payments on capital lease obligations	(4,169)	(1,374)
Proceeds from equipment leaseback financing	—	717
Proceeds from issuance of and exercise of warrants to purchase capital stock, net of issuance costs	—	1
Proceeds from exercise of stock options	236	1,045
Proceeds from issuance of common stock	1,338	1,436

Net cash (used in) provided by financing activities	(3,158)	1,587

Net increase (decrease) in cash and cash equivalents	(31,994)	(90,188)
Cash and cash equivalents at beginning of period	102,160	155,184

Cash and cash equivalents at end of period	$70,166	$64,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$778	$385

Purchase (return) of property and equipment financed with capital leases	$(521)	$5,310

Change in accounts payable attributable to purchases of property and equipment	$(5,856)	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2001

(Unaudited, in thousands)

	Common Stock				Accumulated Items of Other Comprehensive Income
			Deferred Stock Compensation	Accumulated Deficit			Comprehensive Loss
	Shares	Value				Total
Balances, December 31, 2000	148,779	$786,183	$(11,715)	$(244,915)	$2,400	$531,953	—
Amortization of deferred stock compensation	—	—	2,209	—	—	2,209	—
Exercise of employee stock options	549	236	—	—	—	236	—
Issuance of employee stock purchase plan shares	813	1,338	—	—	—	1,338	—
Net loss	—	—	—	(266,819)	—	(266,819)	$(266,819)
Unrealized loss on investments	—	—	—	—	(13,908)	(13,908)	(13,908)

Comprehensive loss	—	—	—	—	—	—	$(280,727)

Balances, March 31, 2001	150,141	$787,757	$(9,506)	$(511,734)	$(11,508)	$255,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The unaudited condensed consolidated financial statements have been prepared by Internap Network Services Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the our financial position as of March 31, 2001, our operating results for the three months ended March 31, 2001 and 2000, our cash flows for the three months ended March 31, 2001 and 2000 and changes in our shareholders' equity for the three months ended March 31, 2001. The balance sheet at December 31, 2000 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K/A filed with the Securities and Exchange Commission.

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets, depreciation of property and equipment and the allowance for doubtful accounts. Actual results could differ from those estimates.

    Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not impacted net loss or cash flows.

    The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the future quarters.

2.  Impairment and Restructuring Costs

    On June 20, 2000, we completed the acquisition of CO Space which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. During the first quarter of 2001, our stock price declined to a historical low and we began experiencing larger than expected customer attrition. As a result of these events, we revised our financial projections including reductions in budgeted costs relating to the completion of a series of executed but undeveloped leases acquired from CO Space. Subsequently, on February 28, 2001, management and the board of directors approved a restructuring plan that included the elimination of the completion of the executed but undeveloped leases and the termination of core collocation development personnel.

    Consequently, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

    In addition to the impairment cost, we recorded related restructuring costs totaling $4.3 million primarily relating to estimated costs for severance relating to the termination of 65 employees, anticipated losses related to subleasing the undeveloped leases, and other associated costs.

3.  Holding Company

    During February 2001, a holding company named Internap Corporation was formed, capitalized by 100 shares of common stock. Our board of directors has approved a plan, subject to shareholder approval, under which Internap Network Services Corporation would be merged into Internap Corporation and shareholders of Internap Network Services Corporation would receive equivalent shares of Internap Corporation in exchange for their original shares. Subsequent to the merger, Internap Corporation will be an entity with identical ownership as Internap Network Services Corporation just prior to the merger and therefore the recorded assets of Internap Network Services Corporation will be carried forward to the consolidated financial statements of Internap Corporation at their recorded historical amounts.

4.  Net Loss Per Share

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three-month periods ended March 31, 2001 and 2000 are calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2001	2000
	(unaudited)
Net loss	$(266,819)	$(20,623)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	149,115	132,526

Basic and diluted net loss per share	$(1.79)	$(0.16)

Antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	23,496	16,726
Warrants to purchase common	1,626	1,671
Unvested shares of common stock subject to repurchase	75	225

	25,197	18,622

5.  Property and Equipment

    Property and equipment consists of the following (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Network equipment	$35,166	$32,777
Network equipment under capital lease	52,040	52,637
Furniture, equipment and software	29,616	24,066
Furniture, equipment and software under capital lease	4,447	4,414
Leasehold improvements	70,338	65,622

	191,607	179,516
Less: Accumulated depreciation and amortization ($19,617 and $12,069 related to capital leases at March 31, 2001 and December 31, 2000, respectively)	(37,523)	(27,363)

Property and equipment, net	$154,084	$152,153

6.  Comprehensive Loss

    For the three months ended March 31, 2001 and 2000, comprehensive loss was $280.7 million and $20.6 million, respectively. The difference between net loss and comprehensive loss of $13.9 million and $0 for the periods ended March 31, 2001 and 2000, respectively, is due to net unrealized gains and losses on available-for-sale securities.

7.  Recent Accounting Pronouncements

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instrumnets and Certain Hedging Activies," effective January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activies which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. Our adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

8.  Subsequent Events

  Joint Venture

    On April 10, 2001 Internap announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our investment of $2.8 million to acquire 51% of the common stock of the newly formed entity. The joint venture, Internap Japan, will offer Internap's managed, high performance connectivity service to the Japanese market while leveraging NTT-ME's existing marketing, sales, systems integration and operations capabilities in the target market. Internap Japan anticipates commencing operations during the second half of 2001.

  Restructuring Costs

    On April 18, 2001 executive management and the board of directors agreed to an additional restructuring of the organization which resulted in the termination of 118 employees and contractors in addition to the employees terminated previously. As a result of these terminations, we expect to incur approximately $0.7 million in additional severance and employee termination costs during the second quarter of 2001.

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

OVERVIEW

    Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data optimally routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the multiplicity of networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of March 31, 2001, we provided our high performance Internet connectivity services to 727 customers.

    We offer our high performance Internet connectivity services at dedicated line speeds of 1.5 Megabits per second, or Mbps, to 1,000 Mbps to customers desiring a superior level of Internet performance. We provide our high performance connectivity services through the deployment of service points, which are highly redundant network infrastructure facilities coupled with our patented routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, such as AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation). As of March 31, 2001, we operated 36 service points which are located in the Amsterdam, Atlanta (two service points), Boston (two service points), Chicago (two sevice points), Dallas (three service points), Denver, Fremont, CA, Houston (two service points), London, Los Angeles (three service points), Miami, New York (three service points), Orange County, Philadelphia (two service points), San Diego (two service points), San Francisco, San Jose (two service points), Santa Clara, Seattle (three service points) and Washington, D.C. (two service points) metropolitan areas.

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

Impairment and Restructuring Costs

    On June 20, 2000, we completed the acquisition of CO Space which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. During the first quarter of 2001, our stock price declined to a historical low and we began experiencing larger than expected customer attrition. As a result of these events, we revised our financial projections including reductions in budgeted costs relating to the completion of a series of executed but undeveloped leases acquired from CO Space. Subsequently, on February 28, 2001, management and the board of directors approved a restructuring plan that included the elimination of the completion of the executed but undeveloped leases and the termination of core collocation development personnel.

    Consequently, management estimated the fair value of the collocation assets to be $79.5 million based upon discounted future cash flows. As the estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

    In addition to the impairment cost, we recorded related restructuring costs totaling $4.3 million primarily relating to estimated costs for severance relating to the termination of 65 employees, anticipated losses related to subleasing the undeveloped leases, and other associated costs.

Deferred Stock Compensation

    During the years ended December 31, 1998 and 1999, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of our common stock on the date options were granted and the exercise price. In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed. These amounts are included as a component of shareholders' equity and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28. We recorded amortization of deferred stock compensation in the amount of $2.2 million for the three-month period ended March 31, 2001. At March 31, 2001, we had a total of $9.5 million remaining to be amortized over the corresponding vesting periods of the stock options.

  Results Of Operations

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three months ended March 31,
	2001	2000
Revenues	100%	100%

Costs and expenses:
Cost of network and customer support	133	172
Product development	13	18
Sales and marketing	51	86
General and administrative	62	48
Amortization of goodwill and other intangible assets	70	—
Amortization of deferred stock compensation	8	35
Restructuring costs	15	—
Impairment of goodwill and other intangible assets	689	—

Total costs and expenses	1,041	359

Loss from operations	(941)	(259)
Other income (expense):
Interest income	7	33
Interest and financing expense	(4)	(6)

Total other income (expense)	3	27

Net loss	(938)%	(232)%

Three months Ended March 31, 2001 and 2000

    Net Loss. Net loss for the three-month period ended March 31, 2001 was $266.8 million, or $1.79 share, as compared to $20.6 million, or $0.16 per share, for the same period in the preceding year. The increase in net loss was primarily due to restructuring and impairment costs totaling $200.3 million and amortization of goodwill and other intangibles totaling $19.8 million. Excluding these costs, net loss for the three-month period ending March 31, 2001 was $46.7 million, or $0.31 per share.

    Revenues. Revenues increased 219% from $8.9 million for the three-month period ended March 31, 2000 to $28.4 million for the three-month period ended March 31, 2001. The increase in Internet connectivity revenue of $19.5 million was attributable to increased sales at our existing service points and the deployment of 20 service points from March 31, 2000 through March 31, 2001.

    Costs of Network and Customer Support. Costs of network and customer support increased 147% from $15.3 million for the three-month period ended March 31, 2000 to $37.8 million for the three-month period ended March 31, 2001. This increase of $22.5 million was primarily due to increased connectivity costs related to added and increased usage of connections to Internet backbone and competitive local exchange providers at each service point, comprising 35% of the increase, and to a lesser extent, depreciation expense related to the equipment at deployed service points, comprising 26% of the increase, rent and facility costs, comprising 22% of the increase and additional compensation costs, comprising 14% of the increase. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because the Company purchases Internet connectivity capacity from the backbone providers in advance of securing new customers. The Company expects these costs to increase in absolute dollars as the Company deploys additional service points.

    Product Development. Product development costs increased 138% from $1.6 million for the three-month period ended March 31, 2000 to $3.8 million for the three-month period ended March 31, 2001. This increase of $2.2 million was due to increased compensation costs. The Company expects product development costs to increase in absolute dollars for the foreseeable future.

    Sales and Marketing. Sales and marketing costs increased 88% from $7.7 million for the three-month period ended March 31, 2000 to $14.5 million for the three-month period ended March 31, 2001. This increase of $6.8 million was primarily due to advertising costs, comprising 62% of the increase, and, to a lesser extent, increased compensation costs comprising 23% of the increase.

    General and Administrative. General and administrative costs increased 316% from $4.2 million for the three-months ended March 31, 2000 to $17.5 million for the three-months ended March 31, 2001. This increase of $13.3 million was primarily due to increased facility costs, representing 25% of the increase, increased compensation costs, representing 24% of the increase, and to a lesser extent increased depreciation expense, representing 14% of the increase, and increased bad debt expense, representing 9% of the increase. The Company expects general and administrative costs to increase in absolute dollars as the Company deploys additional service points and the Company continues to grow.

    Other Income (Expense). Other income (expense), net, decreased from $2.4 million of other income for the three-month period ended March 31, 2000 to $0.7 million of other income for the three-month period ended March 31, 2001. This decrease was primarily due to increased interest expense associated with increased borrowings and capital leases and a decline in interest income stemming from decreasing investment and interest earning asset balances.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of March 31, 2000, we have raised an aggregate of approximately $405.6 million, net of offering expenses, through the sale of our equity securities. In January 2000, we paid a 100% stock dividend on our common stock and, accordingly, all related disclosures have been revised to reflect the stock dividend for all periods presented.

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

    On August 10, 2000, we entered into a credit facility with Speedera Networks, which allows Speedera to borrow up to $6.0 million from us. The credit facility bears interest at the prime rate plus 3% on the date of each draw and matures on May 9, 2004. As of March 31, 2000, we have included $6.0 million in non-current investments related to Speedera borrowings under the credit facility.

    At March 31, 2001, we had cash, cash equivalents and short-term investments of $106.7 million and a revolving line of credit and equipment financing arrangements allowing us to borrow up to $105.0 million, of which we had approximately $35.0 million available to us under these facilities subject to obtaining additional financing. Interest rates under these facilities range from 3% to 19%, and these facilities expire at various dates through 2004. These financial arrangements contain financial covenants including covenants to maintain certain liquidity ratios and minimum net worth. We were in compliance with all such financial covenants as of March 31, 2001. In addition, these financing arrangements also include subjective covenants that allow the financial institutions to reduce the available credit based on general credit worthiness.

    We are currently pursuing $150.0 million to $250.0 million in additional financing with leading financial institutions and investors. The majority of this financing is expected to be in the form of a credit facility. As of the date of this report, the final terms, including the total facility amount, interest rate and covenants, are currently being negotiated. We may be unable to successfully negotiate a definitive agreement on terms acceptable to us.

    We expect to spend significant additional capital to support ongoing operations, capital requirements related to expected increased sales and, to a lesser extent, product development and the development of our internal systems and software. We expect to continue to expend significant amounts of capital on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

    During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents, short-term investments, cash flow from sales of our services and proceeds from additional financing. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional service points and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. We intend to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Recent Accounting Pronouncements

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instrumnets and Certain Hedging Activies," effective January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activies which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. Our adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The remaining portion of our investment portfolio, with a fair value of $30.8 million as of March 31, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

    The following sensitivity analysis presents hypothetical changes in the fair values of our investment in 360networks, our only current public equity investment as of March 31, 2001. This modeling technique measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price of 360networks. We selected stock price fluctuations of plus or minus 15%, 35% and 50% because there has been at least one movement in the Nasdaq Composite Index of at least 15% in each of the last three years and movements of at least 35% and 50% in at least one of the last three years.

		Valuation of Security Given X% Increase in Security's Price (in thousands)			Valuation of Security Given X% Decrease in Security's Price (in thousands)
Security	Fair Value at 3/31/2000 (in thousands)
		15%	35%	50%	15%	35%	50%
360 networks Capital Stock	$5,103	$5,868	$6,889	$7,655	$4,338	$3,317	$2,552

    As of March 31, 2001, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of March 31, 2001, we believe the reported amounts of cash and cash equivalents, investments and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

    All of our revenues are currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

RISK FACTORS

Risks Related to the Company's Business

    We Have a History of Losses and Expect Future Losses and May Not Achieve or Sustain Annual Profitability.   We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $7.0 million, $49.9 million and $185.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. Our net loss for the three months ended March 31, 2001 was $266.8 million. As of March 31, 2001, our accumulated deficit was $511.7 million. As a result of our expansion plans, we expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next 18 months, and we may never become profitable.

    Our Limited Operating History Makes It Difficult to Evaluate Our Prospects.  The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We have only been in existence since 1996, and our services are only offered in limited regions. Investors should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure, connectivity and collocation markets.

    Our Actual Quarterly Operating Results May Disappoint Analysts' Expectations, Which Could Have a Negative Impact on our Stock Price.  Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations.

    Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases in our quarterly revenues for the quarters ended March 31, 2000, through March 31, 2001, have varied between 5.9% and 61.7%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 295.7% and 1,040.7%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions.

    Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license collocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

    Some of Our Customers Are Emerging Internet-Based Businesses That May Not Pay Us for Our Services on a Timely Basis and May Not Succeed Over the Long Term.  A portion of our revenues is derived from customers that are emerging Internet-based businesses. The unproven business models of some of these customers and an uncertain economic climate make their continued financial viability uncertain. Some of these customers have encountered financial difficulties and, as a result, have delayed or defaulted on their payments to us. In the future others may also do so. If these payment difficulties are substantial, our business and financial results could be seriously harmed.

    We Will Require Additional Capital in the Future and May Not Be Able to Secure Adequate Funds on Terms Acceptable to Us.  The expansion and development of our business will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operations, including working capital needs. Our principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as routers, telecommunications equipment and other computer equipment as well as data center leasehold improvements. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in our industry. During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents, short-term investments, cash flow from sales of our services and proceeds from additional financing. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional service points and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

    If We Are Unable to Manage Complications That Arise During Deployment of New Service Points, We May Not Succeed in Our Expansion Plans.  Any delay in the opening of new service points would significantly harm our plans to expand our business. In our effort to deploy new service points, we face various risks associated with significant construction projects, including identifying and locating service point sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new service point. The deployment of new service points, each of which takes approximately four to six months to complete, is a key element of our business strategy. In addition to our 36 existing service points, we are planning to continue to deploy service points within limited geographic regions, including foreign countries. Although we conduct market research in a geographic area before deploying a service point, we do not enter into service contracts with customers prior to building a new service point.

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

    Currently, in each of our fully operational domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia Communications, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation). We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, we may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we locate our service points.

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

    Competition from New Competitors Could Decrease Our Market Share.  We also believe that new competitors will enter our market. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have been offering or expanding their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop.

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

    Because We Have Limited Experience Operating Internationally, Our International Expansion May Be Limited.  Although we currently operate in 18 domestic metropolitan markets, a key component of our strategy is to expand into international markets. We have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business expansion, we face the following specific risks in our international business expansion plans:

  •
  difficulties in establishing and maintaining relationships with foreign customers as well as foreign backbone providers and local vendors, including collocation and local loop providers;

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

    Our Brand Is Relatively New, and Failure to Develop Brand Recognition Could Hurt Our Ability to Compete Effectively.  To successfully execute our strategy, we must strengthen our brand awareness. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt. Many of our competitors have well-established brands associated with the provision of Internet connectivity services. To date, we have attracted our existing customers primarily through a relatively small sales force, word of mouth and a limited, print-focused advertising campaign. In order to build our brand awareness, we must continue to provide high quality services.

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

    If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail.   Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 36 operational service points and 749 full-time employees as of March 31, 2001. In addition, we had $8.9 million in revenues for the three months ended March 31, 2000, compared to $28.4 million in revenues for the three months ended March 31, 2001. Furthermore, we have recently begun to offer our services in Europe and plan to do so in Japan through our joint venture during the second half of 2001. We have also recently begun to resell certain products and services of Akamai Technologies, Inc. and Cisco Systems, Inc. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

    We May Face Litigation and Liability Due to Claims of Infringement of Third Party Intellectual Property Rights.  The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, in our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringement of patents, trademarks or copyrights of third parties. If a claim against us was to be successful, and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products to avoid infringement, our ability to compete successfully in our competitive market would be impaired.

    Because We Depend on Third Party Suppliers for Key Components of Our Network Infrastructure, Failures of These Suppliers to Deliver Their Components as Agreed Could Hinder Our Ability to Provide Our Services on a Competitive and Timely Basis.  Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our service points and our Internet backbone providers and between our service points and our customers' networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors, including Cisco Systems. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. We purchase these services and products pursuant to purchase orders placed from time to time. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected us, but these delays could affect our ability to deploy service points in the future on a timely basis. If Cisco Systems does not provide us with our routers, or if our limited source suppliers fail to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

    We Have Acquired and Expect to Acquire Other Businesses, and these Acquisitions Involve Numerous Risks.  In June and July 2000, we acquired CO Space and VPNX, respectively, in merger transactions. We may engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

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

  •
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

    Acquiring high technology businesses as a means of achieving growth is inherently risky. To meet these risks, we must maintain our ability to manage effectively any growth that results from using these means. Failure to manage effectively our growth through mergers and acquisitions could harm our business and operating results and could result in impairment of related long-term assets.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    None.

  (b)
  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2001.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)
By:	/s/ Paul E. McBride Paul E. McBride Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK FACTORS
Part II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES