Form 10-Q
period 2001-06-30
INTERNAP NETWORK SERVICES CORP/WA
filed 2001-08-14
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1896926 (IRS Employer identification No.)

601 Union Street, Suite 1000
Seattle, Washington 98101
(Address of principal executive offices)

(206) 441-8800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 150,555,935 shares of common stock, no par value, outstanding as of August 9, 2001.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$46,152	$102,160
Short-term investments and investment income receivable	8,471	51,805
Accounts receivable, net of allowance of $1,174 and $1,370, respectively	15,353	20,291
Prepaid expenses and other assets	2,700	3,303

Total current assets	72,676	177,559
Property and equipment, net of accumulated depreciation of $49,323 and 27,363 respectively	163,892	152,153
Restricted cash	8,515	8,515
Investments	3,936	29,090
Note receivable	6,000	6,000
Goodwill and other intangible assets, net of accumulated amortization of $20,785 and $54,334, respectively	47,529	268,959
Deposits and other assets	6,079	7,834

Total assets	$308,627	$650,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,061	$26,846
Accrued liabilities	13,494	18,483
Deferred revenue	1,852	3,491
Notes payable, current portion	2,279	2,320
Line of credit	10,000	10,000
Capital lease obligations, current portion	21,333	18,132

Total current liabilities	69,019	79,272
Deferred revenue	11,175	11,239
Notes payable, less current portion	1,902	2,989
Capital lease obligations, less current portion	27,976	24,657

Total liabilities	110,072	118,157

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 500,000 shares authorized; 150,482 and 148,779 shares issued and outstanding, respectively	785,351	786,183
Deferred stock compensation	(6,869)	(11,715)
Accumulated deficit	(580,003)	(244,915)
Accumulated items of other comprehensive income	76	2,400

Total shareholders' equity	198,555	531,953

Total liabilities and shareholders' equity	$308,627	$650,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2001	2000	2001	2000
Revenues	$29,285	$13,647	$57,725	$22,538

Costs and expenses:
Cost of network and customer support	41,288	20,475	79,130	35,801
Product development	3,426	1,863	7,230	3,441
Sales and marketing	10,215	8,000	24,709	15,689
General and administrative	15,480	5,306	32,936	9,694
Amortization of goodwill and other intangible assets	6,972	2,157	26,800	2,157
Amortization of deferred stock compensation	109	2,550	2,318	5,624
Restructuring costs	—	—	4,342	—
Impairment of goodwill and other intangible assets	—	—	195,986	—

Total operating costs and expenses	77,490	40,351	373,451	72,406

Loss from operations	(48,205)	(26,704)	(315,726)	(49,868)

Other income (expense):
Interest income	898	4,412	2,788	7,338
Loss on investments	(19,314)	—	(19,314)	—
Interest and financing expense	(1,648)	(505)	(2,836)	(890)

Total other income (expense)	(20,064)	3,907	(19,362)	6,448

Net loss	$(68,269)	$(22,797)	$(335,088)	$(43,420)

Basic and diluted net loss per share	$(0.45)	$(0.16)	$(2.24)	$(0.32)

Weighted average shares used in computing basic and diluted net loss per share	150,261	138,193	149,706	135,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six-month Periods Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,088)	$(43,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,233	8,227
Impairment of goodwill and other intangible assets	195,986	—
Provision for doubtful accounts	2,658	321
Non-cash compensation and warrant expense	2,340	5,624
Loss on disposal of fixed assets	341	—
Loss on sale of investment securities	14,490	—
Loss on write-down of investment security	4,824	—
Loss from equity-method investment	74	—
Changes in operating assets and liabilities:
Accounts receivable	2,280	(6,218)
Investment income receivable	896	(2,057)
Prepaid expenses, deposits and other assets	2,358	(2,212)
Accounts payable	2,192	2,298
Deferred revenue	(1,703)	401
Accrued liabilities	(6,345)	1,050

Net cash used in operating activities	(65,464)	(35,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(28,629)	(15,184)
Proceeds from disposal of property and equipment	508	76
Investment in subsidiary, net of cash acquired	—	(6,262)
Repayment of full recourse notes assumed for outstanding common stock	—	642
Restriction of cash	—	(4,620)
Purchase of investments	(6,022)	(144,902)
Investment in equity-method investment	(2,833)	—
Redemption of investments	54,735	31,138

Net cash provided by (used in) investing activities	17,759	(139,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,128)	(515)
Payments on capital lease obligations	(8,849)	(3,067)
Proceeds from equipment leaseback financing	—	717
Proceeds from issuance of and exercise of warrants to purchase capital stock, net of issuance costs	—	444
Proceeds from exercise of stock options	336	2,138
Proceeds from issuance of common stock	1,338	143,463

Net cash (used in) provided by financing activities	(8,303)	143,180

Net increase (decrease) in cash and cash equivalents	(56,008)	(31,918)
Cash and cash equivalents at beginning of period	102,160	155,184

Cash and cash equivalents at end of period	$46,152	$123,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,829	$881

Purchase of property and equipment financed with capital leases	$15,369	$13,946

Change in accounts payable attributable to purchases of property and equipment	$(8,979)	$137

Acquisition liabilities assumed and accrued acquisition costs	$1,356	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

SIX-MONTH PERIOD ENDED JUNE 30, 2001

(Unaudited, in thousands)

	Common Stock				Accumulated Items of Other Comprehensive Income (Loss)
			Deferred Stock Compensation	Accumulated Deficit		Total Shareholders' Equity	Comprehensive Loss
	Shares	Value
Balances, December 31, 2000	148,779	$786,183	$(11,715)	$(244,915)	$2,400	$531,953	—
Amortization of deferred stock compensation	—	(1,489)	3,807	—	—	2,318	—
Reversal of Deferred stock compensation for terminated employees	—	(1,039)	1,039	—	—	—	—
Exercise of employee stock options	890	336	—	—	—	336	—
Issuance of warrant to purchase 35,000 shares of common stock to a non-employee	—	22	—	—	—	22
Issuance of employee stock purchase plan shares	813	1,338	—	—	—	1,338	—
Net loss	—	—	—	(335,088)	—	(335,088)	$(335,088)
Unrealized gain on Investments	—	—	—	—	(16,814)	(16,814)	(16,814)
Realized loss on Investments	—	—	—	—	14,490	14,490	14,490

Comprehensive loss	—	—	—	—	—	—	$(337,412)

Balances, June 30, 2001	150,482	$785,351	$(6,869)	$(580,003)	$76	$198,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The unaudited condensed consolidated financial statements have been prepared by Internap Network Services Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the our financial position as of June 30, 2001, our operating results for the three- and six-month periods ended June 30, 2001 and 2000, our cash flows for the six-month periods ended June 30, 2001 and 2000 and changes in our shareholders' equity for the six month period ended June 30, 2001. The balance sheet at December 31, 2000 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K/A filed with the Securities and Exchange Commission.

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets, depreciation of property and equipment, restructuring allowances, amortization of deferred stock compensation and the allowance for doubtful accounts. Actual results could differ from those estimates.

    Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not impacted net loss or cash flows.

    The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the future periods.

    The Company recognizes revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed for services on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Revenues associated with billings for installation of customer network equipment are amortized over the estimated duration of the customer relationship taking into account cancellations and renewals, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, as the installation service is integral to the Company's primary service offering. Deferred revenues consist of revenues for services to be delivered in the future which are amortized over the respective service period and billings for initial installation of customer network equipment.

2.  Impairment and Restructuring Costs

    On June 20, 2000, we completed the acquisition of CO Space which was accounted for under the purchase method of accounting. The purpose of the acquisition was to provide us access to an estimated large collocation market that desired to purchase Internet connectivity in addition to collocation services such as those provided by Co Space. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. During the first quarter of 2001, we began experiencing larger than expected customer attrition throughout our customer base. As a result of the customer attrition, we revised our revenue projections which required us to also make significant cost cutting measures and capital expenditure reductions. The cost cutting measures and capital expenditure reductions required that we discontinue the development of a series of executed but undeveloped collocation leases acquired from CO Space. Therefore, on February 28, 2001, management and the board of directors approved a restructuring plan that included the elimination of the completion of the executed but undeveloped leases and the termination of core collocation development personnel.

    Consequently, pursuant to the guidance provided by Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $78.5 million based upon a discounted future cash flow analysis. As the estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million as follows (in millions):

Asset Impaired	Book Value	Accumulated Amortization	Net Book Value Impaired
Goodwill	$229.2	$53.1	$176.1
Assembled workforce	2.0	0.5	1.5
Trade name and trademarks	2.8	0.6	2.2
Completed real estate leases	19.3	4.5	14.8
Customer relationships	1.8	0.4	1.4

Total	$255.1	$59.1	$196.0

    In addition to the impairment cost, we recorded related restructuring costs totaling $4.3 million primarily attributable to estimated costs for severance for the termination of 65 employees and contractors, anticipated losses related to subleasing the undeveloped leases, and other associated costs.

3.  Net Loss Per Share

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three- and six-month periods ended June 30, 2001 and 2000 are calculated as follows (in thousands, except per share amounts):

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(68,269)	$(22,797)	$(335,088)	$(43,420)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	150,261	138,193	149,706	135,406

Basic and diluted net loss per share	$(0.45)	$(0.16)	$(2.24)	$(0.32)

Antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	13,907	19,491	13,907	19,491
Warrants to purchase common	1,681	1,626	1,681	1,626
Unvested shares of common stock subject to repurchase	50	150	50	150

	15,638	21,267	15,638	21,267

4.  Invesments

    On April 10, 2001 we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our investment of $2.83 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. We are unable to assert a level of influence on the joint venture's operational and financial policies and practices to account for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated (due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation). We are, however, able to assert sufficient influence to account for our investment in the joint venture as an equity-method investment under Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" and consistent with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights." During the period ended June 30, 2001, we recognized our proportional share of Internap Japan's losses totaling $74,000, resulting in net investment balance of $2.76 million. Our investment in Internap Japan is reflected as a component of long-term investments.

    Pursuant to an investment agreement among Internap, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. ("360networks"), on April 17, 2000, we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, we purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. During the three-month period ended June 30, 2001, we liquidated our entire investment in 360networks for cash proceeds of $2.2 million and recognized a loss on investment totaling $14.5 million.

    We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. As Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During the three-month period ended June 30, 2001 we concluded based on available information, specifically Aventail's most recent round of financing, that our investment in Avetail had experienced a decline in value that was other than temporary. As a result we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, its estimated value as of June 30, 2001.

    Investments consisted of the following (in thousands):

December 31, 2000	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government, Government Agency and Corporate Debt Securities	$54,738	$41	$(2)	$54,777
Equity Securities	16,722	2,900	(539)	19,083
Cost Basis Investments	6,000	—	—	6,000

	$77,460	$2,941	$(541)	$79,860

June 30, 2001	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government, Government Agency and Corporate Debt Securities	$8,395	$76	$—	$8,471
Equity Method Investment	2,756	—	—	2,756
Cost Basis Investments	1,180	—	—	1,180

	$12,331	$76	$—	$12,407

5.  Note Receivable

    On August 10, 2000, we lent Speedera Networks $6.0 million in exchange for Speedera's convertible promissory note, which bears interest at the prime rate plus 3%. The note initially matured on May 9, 2001. In two separate amendments executed in December 2000 and February 2001, we agreed to modify the note to eliminate the conversion feature and to extend the note's maturity through the earlier of May 2004 or the completion of a transaction in which there is a change in control of Speedera or in which Speedera sells substantially all its assets. The $6.0 million loan is currently outstanding and is recorded at the current outstanding balance as a note receivable.

6.  Stock-Based Compensation Plans

    On May 4, 2001, (the "Cancellation Date") we allowed employees to cancel certain outstanding stock option grants to purchase 8.9 million shares of common stock. We have agreed to grant to these same employees options purchase 8.9 million shares of common stock (the "New Options") to be granted six months plus one day after the Cancellation Date, or November 5, 2001 (the "Grant Date"); provided, however, the exercise price of the New Options will be the fair value of our common stock on the Grant Date, the related employees cancel all options granted six months prior to the Cancellation Date, the related employees do not receive any additional grants of options prior to the

Grant Date, and the related employees are common law employees of Internap on the Grant Date. Internap accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap's stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we will not recognize compensation expense related to the grant of the New Options.

    During the first six months of 2001, we terminated the employment of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the six months ended June 30, 2001, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.0 million and we reduced our amortization to expense of deferred stock compensation by $1.5 million to reverse previously recognized expense on unvested options.

7.  Property and Equipment

    Property and equipment consists of the following (in thousands):

	June 30, 2001	December 31, 2000
	(unaudited)
Network equipment	$36,579	$32,777
Network equipment under capital lease	61,514	52,637
Furniture, equipment and software	32,753	24,066
Furniture, equipment and software under capital lease	4,410	4,414
Leasehold improvements	77,959	65,622

	213,215	179,516
Less: Accumulated depreciation and amortization ($24,027 and $12,069 related to capital leases at June 30, 2001 and December 31, 2000, respectively)	(49,323)	(27,363)

Property and equipment, net	$163,892	$152,153

8.  Comprehensive Loss

    For the six month period ended June 30, 2001 and 2000, comprehensive loss was $337.4 million and $37.6 million, respectively. The difference between net loss and comprehensive loss of $2.3 million and $5.8 million for the periods ended June 30, 2001 and 2000, respectively, is due to net unrealized gains and losses on available-for-sale securities.

9.  Contingencies

    On or about July 3, 2001, a lawsuit was filed against us, certain of our officers and directors, and certain firms that participated as underwriters during our initial public offering of common stock on or about September 29, 1999. The suit alleges that the prospectus and registration statement issued in connection with the offering misrepresented the commissions and other consideration paid to the underwriters in connection therewith, in violation of the federal securities laws. The lawsuit was filed on behalf of a purported plaintiff class consisting of persons who acquired shares of the Registrant's common stock between September 29, 1999 through December 6, 2000. We believe the allegations are without merit and plan to vigorously defend against the litigation.

10. Recent Accounting Pronouncements

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," effective January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activies which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. Our adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

    During July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS No.141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We are currently in the process of assessing the impact of this statement on our financial position.

    During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead be subject to periodic testing for impairment. We are currently in the process of assessing the impact of this statement on our financial position.

11. Subsequent Events

    On July 25, 2001 we announced that we entered into a definitive agreement for a $101 million private placement of units at an effective per unit purchase price that will be the lower of $1.60 or 100% of the volume weighted average price for the five trading days from August 9, 2001 through August 15, 2001. We will also issue and sell additional units in consideration of the interest and other amounts earned on the escrow account as described below. Each unit is comprised of one-twentieth (1/20) of a share of Series A preferred stock and a five-year warrant to purchase one-fourth (1/4) of a share of common stock. Each share of Series A preferred stock will be immediately convertible into twenty shares of common stock. The five-year warrants, which will be immediately exercisable on issuance, will have an exercise price equal to the lower of $2.2753 per share, or the volume weighted average price for the five trading days from August 9, 2001 to August 15, 2001. The offering proceeds are being held in escrow subject to, among other conditions, the completion of an affirmative shareholder vote authorizing the issuance of the securities. All investors have entered into lock-up agreements prohibiting any sale or hedging transactions in Internap's securities through the date of closing and prohibiting any sale or hedging transaction in the purchased securities after the date of closing until expiration of such lock-up agreements. We have agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of the Series A preferred stock and the exercise of the warrants within twenty days after the closing of the offering. The offering is expected to close during the third quarter of 2001, subject to a shareholder vote and the satisfaction of other closing conditions.

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

OVERVIEW

    Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data optimally routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the multiplicity of networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of June 30, 2001, we provided our high performance Internet connectivity services to 783 customers.

    We offer our high performance Internet connectivity services at dedicated line speeds of 1.5 Megabits per second, or Mbps, to 1,000 Mbps to customers desiring a superior level of Internet performance. We provide our high performance connectivity services through the deployment of service points, which are highly redundant network infrastructure facilities coupled with our patented routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, such as AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation). As of June 30, 2001, we operated 36 service points which are located in the Amsterdam, Atlanta (two service points), Boston (two service points), Chicago (two sevice points), Dallas (three service points), Denver, Fremont, CA, Houston (two service points), London, Los Angeles (three service points), Miami, New York (three service points), Orange County, Philadelphia (two service points), San Diego (two service points), San Francisco, San Jose (two service points), Santa Clara, Seattle (three service points) and Washington, D.C. (two service points) metropolitan areas.

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

Impairment and Restructuring Costs

    On June 20, 2000, we completed the acquisition of CO Space which was accounted for under the purchase method of accounting. The purpose of the acquisition was to provide us access to an estimated large collocation market that desired to purchase Internet connectivity in addition to collocation services such as those provided by Co Space. During the first quarter of 2001, we began experiencing larger than expected customer attrition throughout our customer base. As a result of the customer attrition, we revised our revenue projections which required us to also make significant cost cutting measures and capital expenditure reductions. The cost cutting measures and capital expenditure reductions required that we discontinue the development of a series of executed but undeveloped collocation leases acquired from CO Space. Therefore, on February 28, 2001, management and the board of directors approved a restructuring plan that included the elimination of the completion of the executed but undeveloped leases and the termination of core collocation development personnel. Consequently, management estimated the fair value of the collocation assets to be $78.5 million based upon discounted future cash flows. As the estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million as follows (in millions):

Asset Impaired	Book Value	Accumulated Amortization	Net Book Value Impaired
Goodwill	$229.2	$53.1	$176.1
Assembled workforce	2.0	0.5	1.5
Trade name and trademarks	2.8	0.6	2.2
Completed real estate leases	19.3	4.5	14.8
Customer relationships	1.8	0.4	1.4

Total	$255.1	$59.1	$196.0

    In addition to the impairment charge, we recorded related restructuring costs totaling $4.3 million primarily relating to estimated costs for severance relating to the termination of 65 employees and contractors, anticipated losses related to subleasing the undeveloped leases, and other associated costs.

Deferred Stock Compensation

    During the first six months of 2001, we terminated the employment of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the six months ended June 30, 2001, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.0 million and we reduced our amortization to expense of deferred stock compensation by $1.5 million to reverse previously recognized expense on unvested options.

Results Of Operations

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2001	2000	2001	2000
Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of network and customer support	141	150	137	159
Product development	12	14	13	15
Sales and marketing	35	59	43	70
General and administrative	53	39	57	43
Amortization of goodwill and other intangible Assets	24	16	46	10
Amortization of deferred stock compensation	—	19	4	25
Restructuring costs	—	—	8	—
Impairment of goodwill and other intangible assets	—	—	340	—

Total operating costs and expenses	265	297	648	322

Loss from operations	(165)	(197)	(548)	(222)

Other income (expense):
Interest income	3	32	5	33
Loss on investments	(66)	—	(33)	—
Interest and financing expense	(6)	(4)	(5)	(4)

Total other income (expense)	(69)	28	(33)	29

Net loss	(234)%	(169)%	(581)%	(193)%

Six-month Periods Ended June 30, 2001 and 2000

    Net Loss. Net loss for the six-month period ended June 30, 2001 was $335.1 million, or $2.24 share, as compared to $43.4 million, or $0.32 per share, for the same period in the preceding year. The increase in net loss was primarily due to restructuring and impairment costs representing 69% of the increase. Excluding these costs, net loss for the six-month period ending June 30, 2001 was $134.8 million, or $0.90 per share.

    Revenues. Revenues increased 156% from $22.5 million for the six-month period ended June 30, 2000 to $57.7 million for the six-month period ended June 30, 2001. The increase of $35.2 million was attributable to increased sales at our existing service points, the deployment of service points from June 30, 2000 through June 30, 2001 and revenues from collocation services acquired through our acquisition of CO Space during June 2000.

    Costs of Network and Customer Support. Costs of network and customer support increased 121% from $35.8 million for the six-month period ended June 30, 2000 to $79.1 million for the six-month period ended June 30, 2001. This increase of $43.3 million was primarily due to increased connectivity costs related to added and increased usage of connections to Internet backbone and competitive local exchange providers at each service point, comprising 35% of the increase, and to a lesser extent, depreciation expense related to the equipment at deployed service points, comprising 26% of the increase, rent and facility costs, comprising 23% of the increase and additional compensation costs, comprising 11% of the increase. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers.

    Product Development. Product development costs increased 112% from $3.4 million for the six-month period ended June 30, 2000 to $7.2 million for the six-month period ended June 30, 2001. This increase of $3.8 million was due to increased compensation costs, representing 61% of the increase and increased facility costs, representing 19% of the increase.

    Sales and Marketing. Sales and marketing costs increased 57% from $15.7 million for the six-month period ended June 30, 2000 to $24.7 million for the six-month period ended June 30, 2001. This increase of $9.0 million was primarily due to advertising costs, comprising 56% of the increase, and, to a lesser extent, increased compensation costs comprising 33% of the increase.

    General and Administrative. General and administrative costs increased 239% from $9.7 million for the six-month period ended June 30, 2000 to $32.9 million for the six-month period ended June 30, 2001. This increase of $23.2 million was primarily due to increased compensation costs, representing 22% of the increase, increased facility costs, representing 21% of the increase, increased depreciation expense, representing 21% of the increase, and increased bad debt expense, representing 10% of the increase.

    Other Income (Expense). Other income (expense), net, decreased from $6.4 million of other income for the six-month period ended June 30, 2000 to ($19.4) million of other expense for the six-month period ended June 30, 2001. This decrease was primarily due to losses incurred on investments in 360Networks and Aventail totaling $19.3 million and increased interest expense associated with increased capital leases and a decline in interest income stemming from decreasing investment and interest earning asset balances.

Three-month Periods Ended June 30, 2001 and 2000

    Net Loss. Net loss for the three-month period ended June 30, 2001 was $68.3 million, or $0.45 share, as compared to $22.8 million, or $0.16 per share, for the same period in the preceding year. The increase in net loss was primarily due the operational expansion that occurred during the period between June 30, 2000 and June 30, 2001.

    Revenues. Revenues increased 115% from $13.6 million for the three-month period ended June 30, 2000 to $29.3 million for the three-month period ended June 30, 2001. The increase in revenue of $15.7 million was attributable to increased sales at our existing service points and the deployment of service points from June 30, 2000 through June 30, 2001.

    Costs of Network and Customer Support. Costs of network and customer support increased 102% from $20.5 million for the three-month period ended June 30, 2000 to $41.3 million for the three-month period ended June 30, 2001. This increase of $20.8 million was primarily due to increased connectivity costs related to added and increased usage of connections to Internet backbone and competitive local exchange providers at each service point, comprising 35% of the increase, and to a lesser extent, depreciation expense related to the equipment at deployed service points, comprising 25% of the increase, and increased rent and facility costs, comprising 25% of the increase. Network and customer support costs as a percentage of total revenues are generally greater than 100% for newly deployed service points because we purchase Internet connectivity capacity from the backbone providers in advance of securing new customers.

    Product Development. Product development costs increased 79% from $1.9 million for the three-month period ended June 30, 2000 to $3.4 million for the three-month period ended June 30, 2001. This increase of $1.5 million was due to increased compensation costs, representing 56% of the increase and increased rent and facility costs, representing 36% of the increase.

    Sales and Marketing. Sales and marketing costs increased 28% from $8.0 million for the three-month period ended June 30, 2000 to $10.2 million for the three-month period ended June 30, 2001. This increase of $2.2 million was primarily due to compensation costs, comprising 62% of the increase, and, to a lesser extent, increased advertising comprising 38% of the increase.

    General and Administrative. General and administrative costs increased 192% from $5.3 million for the three-month period ended June 30, 2000 to $15.5 million for the three-month period ended June 30, 2001. This increase of $10.2 million was primarily due to increased depreciation expense, representing 32% of the increase and to a lesser extent increased compensation costs, representing 20% of the increase, and increased facility costs, representing 16% of the increase. We expect general and administrative costs to decrease as a percentage of our total cost structure during future periods.

    Other Income (Expense). Other income (expense), net, decreased from $3.9 million of other income for the three-month period ended June 30, 2000 to ($20.1) million of other expense for the three-month period ended June 30, 2001. This decrease was primarily due to losses incurred on investments in 360Networks and Aventail totaling $19.3 million and increased interest expense associated with increased capital leases and a decline in interest income stemming from decreasing investment and interest earning asset balances.

Liquidity and Capital Resources

    At June 30, 2001, we had cash, cash equivalents and short-term investments of $54.6 million and a revolving line of credit and equipment financing arrangements allowing us to borrow up to $105.0 million. Interest rates under these facilities range from 3% to 22%, and these facilities expire at various dates through 2004. These financial arrangements contain financial covenants including covenants to maintain certain liquidity ratios and minimum net worth. Except for a line of credit liquidity covenant, we were in compliance with all such financial covenants as of June 30, 2001. During June 2001, we obtained a waiver for the line of credit liquidity covenant through August 31, 2001. In addition, these financing arrangements also include subjective covenants that allow the financial institutions to reduce the available credit based on general credit worthiness.

    Net cash used in operations was $65.5 million and $36.0 million during the six-month periods ended June 30, 2001 and 2000, respectively. Net cash used in operations during six-month period ended June 30, 2001 was primarily due to funding of net operating losses, in addition to decreases in deferred revenue and accrued liabilities, offset by non-cash impairment and other charges, decreases in operating asset balances and increases in accounts payable. Net cash used in operations during six-month period ended June 30, 2000 was primarily due to funding of net operating losses, in addition to increases in operating asset balances offset by non-cash depreciation and other charges and increases in operating liability balances.

    Net cash provided by (used in) investing activities was $17.8 million and ($139.1) million during the six-month periods ended June 30, 2001 and 2000, respectively. Net cash provided by investing activities during the six-month period ended June 30, 2001 reflects the disposition of investment securities offset by cash used for the purchase of property and equipment. Net cash used in investing activities during the six-month period ended June 30, 2000, reflects the investment of cash proceeds raised from the issuance of common stock, the restriction of certain cash balances and cash purchases of property and equipment. Purchases of property and equipment related to service point deployments were primarily financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows), and totaled $15.4 million and $13.9 million during the six-month periods ended June 30, 2001 and 2000, respectively.

    Net cash (used in) provided by financing activities was ($8.3) million and $143.2 million during the six-month periods ended June 30, 2001 and 2000, respectively. Net cash used by financing activities during the six-month period ended June 30, 2001 primarily reflects cash payments made on notes payable and capital lease obligations while cash provided by financing activities during the six-month period ended June 30, 2000 reflects the proceeds from sales of our equity securities.

    On July 25, 2001 we announced that we entered into a definitive agreement for a $101 million private placement of units at an effective per unit purchase price that will be the lower of $1.60 or 100% of the volume weighted average price for the five trading days from August 9, 2001 through August 15, 2001. We will also issue and sell additional units in consideration of the interest and other amounts earned on the escrow account as described below. Each unit is comprised of one-twentieth (1/20) of a share of Series A preferred stock and a five-year warrant to purchase one-fourth (1/4) of a share of common stock. Each share of Series A preferred stock will be immediately convertible into twenty shares of common stock. The five-year warrants, which will be immediately exercisable on issuance, will have an exercise price equal to the lower of $2.2753 per share, or the volume weighted average price for the five trading days following the tenth trading day after the public announcement of our second quarter results. The offering proceeds are being held in escrow subject to, among other conditions, the completion of an affirmative shareholder vote authorizing the issuance of the securities. All investors have entered into lock-up agreements prohibiting any sale or hedging transactions in Internap's securities through the date of closing and prohibiting any sale or hedging transaction in the purchased securities after the date of closing until expiration of such lock-up agreements. We have agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of the Series A preferred stock and the exercise of the warrants within twenty days after the closing of the offering. The offering is expected to close during the third quarter of 2001, subject to a shareholder vote and the satisfaction of other closing conditions.

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

    During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents, short-term investments, cash flow from sales of our services and proceeds from the private placement. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional service points and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. We intend to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Recent Accounting Pronouncements

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," effective January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities which, among other things, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. Our adoption of SFAS No. 133 has not materially impacted our financial position, results of operations or cash flows.

    During July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS No.141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We are currently in the process of assessing the impact of this statement on our financial position.

    During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead be subject to periodic testing for impairment. We are currently in the process of assessing the impact of this statement on our financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company, a $2.8 million equity investment in our joint venture with NTT-ME Corporation of Japan, and a $6.0 million note receivable due from Speedera, an early stage, privately held company. These strategic investments are inherently risky, in part because the market for the products or services being offered or developed by Aventail, our joint venture and Speedera has not been proven and may never materialize. Because of risk associated with these investments, we could lose our entire initial investments.

    The remaining portion of our investment portfolio, with a fair value of $8.4 million as of June 30, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

    As of June 30, 2001, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of June 30, 2001, we believe the reported amounts of cash and cash equivalents, investments and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

    Substantially all of our revenues are currently in U.S. dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

RISK FACTORS

Risks Related to the Company's Business

    We Will Require Additional Capital in the Immediate Future and May Not Be Able to Secure Adequate Funds on Timely Basis or on Terms Acceptable to Us. The continued operation of our business, as well as any future expansion and development, will require significant capital, which we may be unable to obtain, to fund our capital expenditures and operations, including working capital needs. Our principal capital expenditures and lease payments include the purchase, lease and installation of network equipment such as routers, telecommunications equipment and other computer equipment as well as data center leasehold improvements.

    On July 25, 2001, we announced our entrance into a definitive Unit Purchase Agreement to issue approximately $101 million aggregate purchase price of units, with each unit consisting of 1/20 of a share of our Series A preferred stock and a warrant to purchase 1/4 of a share of our common stock, in a private placement to a group of investors. Pending shareholder approval at our upcoming annual meeting, the funds from this financing are being held in escrow. Under the terms of the Unit Purchase Agreement, we are required to close the financing by September 15, 2001, which date may be delayed until October 15, 2001 if the delay is caused solely by the review of our public filings by the Securities Exchange Commission. Also, a majority in interest of the purchasers of the units may extend the October 15, 2001 extension deadline until October 31, 2001 in its sole discretion. We may be unable to secure shareholder approval on a timely basis in accordance with these deadlines. Failure to close the $101 million financing would significantly adversely affect our results of operations and financial conditions and would significantly impact our status as a going concern beyond 2001.

    Given our recent efforts to reduce our capital and operations expenditures, we do not currently contemplate any expansion and development in the immediate future. Any such expansion or development would require significant capital in addition to the $101 million financing. We nevertheless anticipate future capital requirements associated with our ongoing operations. The timing and amount of future capital requirements would vary significantly depending on numerous factors, including regulatory, technological, competitive and other developments in our industry. We expect to meet our cash requirements during the next 12 months with existing cash, cash equivalents, short-term investments, cash flow from sales of our services and proceeds from additional financing. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of any additional service points (which we do not currently contemplate) and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

    We Have a History of Losses and Expect Future Losses and May Not Achieve or Sustain Annual Profitability. We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $7.0 million, $49.9 million and $185.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. Our net loss for the three month period ended June 30, 2001 was $68.3 million. As of June 30, 2001, our accumulated deficit was $580.0 million. As a result of our expansion plans, we expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for at least the next 24 months, and we may never become profitable.

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

    Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases in our quarterly revenues for the quarters ended June 30, 2000, through June 30, 2001, have varied between 3.0% and 53.5%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 264.6% and 1,040.7%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry and economy risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions.

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

    We Would Incur Additional Expense Associated with the Deployment of Any New Service Points and May Be Unable to Effectively Integrate New Service Points into Our Existing Network, Which Could Disrupt Our Service. New service points, if any, would result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from backbone providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if we do not institute adequate financial and managerial controls, reporting systems, and procedures with which to operate multiple service points in geographically dispersed locations, our operations will be significantly harmed.

Furthermore, in any effort to deploy new service points, we would face various risks associated with significant construction projects, including identifying and locating service point sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new service point.

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

    Our competitors currently include backbone providers that provide connectivity services to us, regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers. In addition, Internet backbone providers may make technological developments, such as improved router technology or the introduction of improved routing protocols, that will enhance the quality of their services. We also expect to encounter additional competition from international Internet service providers as well as international telecommunications companies in the countries where we provide services.

    Competition from New Competitors Could Decrease Our Market Share.  We also believe new competitors will enter our market. These new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have been offering or expanding their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop.

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

    Because We Have Limited Experience Operating Internationally, Our International Operations May Not Be Successful. Although we currently have service points in London and Amsterdam and a joint venture with NTT-ME Corporation operating a service point in Tokyo, we have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business operations, we face the following specific risks in our international business operations:

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

    We may be unsuccessful in our efforts to address the risks associated with our international operations, and our international sales growth may therefore be limited.

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

    We Are Dependent upon Our Key Employees and May Be Unable to Attract or Retain Sufficient Numbers of Qualified Personnel. Our future performance depends to a significant degree upon the continued contributions of our executive management team and key technical personnel. The loss of members of our executive management team or key technical employees could significantly harm us. Any of our officers or employees can terminate his or her relationship with us at any time. To the extent we are able to expand our operations and deploy additional service points, our workforce will be required to grow. Accordingly, our future success depends on our ability to attract, hire, train and retain a substantial number of highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

    If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail. Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 36 operational service points and 672 full-time employees as of June 30, 2001. In addition, we had $13.6 million in revenues for the three-month period ended June 30, 2000, compared to $29.3 million in revenues for the three-month period ended June 30, 2001. Furthermore, we have recently begun to offer our services in Europe and Japan, through our joint venture Internap Japan. We have also recently begun to resell certain products and services of Akamai Technologies, Inc., Cisco Systems, Inc and Polycom, Inc.. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

    We Have Acquired and May Acquire Other Businesses, and these Acquisitions Involve Numerous Risks. During 2000, we acquired CO Space and VPNX, respectively, in purchase transactions. We may engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

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

  •
  risks associated with our entrance into markets in which we have little or no prior experience and where have a stronger market presence;

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

Risks Related to Our Industry

    Because the Demand for Our Services Depends on Continued Growth in Use of the Internet, a Slowing of this Growth Could Harm the Development of the Demand for Our Services. Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business market we target. Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. Additionally, even individuals and enterprises that have invested significant resources in the use of the Internet may, for cost reduction purposes during difficult economic times, decrease future investment in the use of the Internet. The failure of the market for business related Internet solutions to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our services.

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

    If We Are Unable to Respond Effectively and on a Timely Basis to Rapid Technological Change, We May Lose or Fail to Establish a Competitive Advantage in Our Market. The Internet connectivity industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We may be unable to successfully use or develop new technologies, adapt our network infrastructure to changing customer requirements and industry standards, introduce new services, such as virtual private networking and video conferencing, or enhance our existing services on a timely basis. Furthermore, new technologies or enhancements we use or develop may not gain market acceptance. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternate access devices and technologies.

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

Part II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Our initial public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-84035) that was declared effective by the Commission on September 29, 1999. As of June 30, 2001, we had used the estimated aggregate net proceeds of $201.6 million from our initial public offering as follows:

Construction of plant, building and facilities:	$27.8 million
Purchase and installation of machinery and equipment:	$36.3 million
Purchases of real estate:	$ —
Acquisition of other businesses:	$12.2 million
Repayment of indebtedness:	$12.4 million
Working capital:	$112.9 million
Temporary investments (interest bearing treasury securities and corporate paper):	$ —

    Our follow-on public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-95503) that was declared effective by the Commission on April 6, 2000. As of June 30, 2001, we had used the estimated aggregate net proceeds of $142.9 million from our follow-on public offering as follows:

Construction of plant, building and facilities:	$6.9 million
Purchase and installation of machinery and equipment:	$21.7 million
Purchases of real estate:	$ —
Acquisition of other businesses:	$ —
Repayment of indebtedness:	$10.0 million
Working capital:	$58.0 million
Temporary investments (interest bearing treasury securities and corporate paper):	$46.3 million

    The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No portion of payments of any commissions, finders fees, expenses paid to or for underwriting or other offering expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
10.1	Employment Agreement, dated June 13, 2001, between Registrant and Michael Vent.
10.2	Form of Employment Agreement between Registrant and David Benton, Robert Gionesi, Sandra Manougian, Ali Marashi, Paul McBride, Alan Norman and John Scanlon.
  (b)
  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the six-month period ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2001.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ PAUL E. MCBRIDE Paul E. McBride Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS SIX-MONTH PERIOD ENDED JUNE 30, 2001 (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK FACTORS
Part II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES