Form 10-Q
period 2001-09-30
INTERNAP NETWORK SERVICES CORP
filed 2001-11-14
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	91-2145721 (IRS Employer Identification No.)

601 Union Street, Suite 1000
Seattle, Washington 98101
(Address of Principal Executive Offices and Zip Code)

(206) 441-8800
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 151,250,592 shares of common stock, $0.001 par value, outstanding as of November 9, 2001.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$106,796	$102,160
Short-term investments	8,351	51,805
Accounts receivable, net of allowance of $1,296 and $1,370, respectively	15,351	20,291
Prepaid expenses and other assets	2,150	3,303

Total current assets	132,648	177,559
Property and equipment, net of accumulated depreciation of $60,375 and $27,363 respectively	157,202	152,153
Restricted cash	8,515	8,515
Investments	3,417	29,090
Note receivable, net of allowance of $6,000 and $0, respectively	—	6,000
Goodwill and other intangible assets, net of accumulated amortization of $26,450 and $54,334, respectively	41,884	268,959
Deposits and other assets	3,930	7,834

Total assets	$347,596	$650,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,537	$26,846
Accrued liabilities	11,910	18,483
Deferred revenue	2,883	3,491
Notes payable, current portion	2,132	2,320
Line of credit	10,000	10,000
Capital lease obligations, current portion	27,360	18,132
Restructuring liability, current portion	33,109	—

Total current liabilities	104,931	79,272
Deferred revenue	9,941	11,239
Notes payable, less current portion	1,458	2,989
Capital lease obligations, less current portion	19,942	24,657
Restructuring liability, less current portion	30,674	—

Total liabilities	166,946	118,157

Commitments and contingencies
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 3,171 and 0 issued and outstanding, respectively, with a liquidation preference of $101,487 and $0, respectively	86,314	—

Stockholders' equity:
Common stock, $0.001 par value, 600,000 and 500,000 shares authorized, respectively; 151,113 and 148,779 shares issued and outstanding, respectively	151	149
Additional paid in capital	794,367	786,034
Deferred stock compensation	(5,456)	(11,715)
Accumulated deficit	(694,782)	(244,915)
Accumulated items of other comprehensive income	56	2,400

Total stockholders' equity	94,336	531,953

Total liabilities and stockholders' equity	$347,596	$650,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2001	2000	2001	2000
Revenues	$29,163	$20,220	$86,888	$42,758

Costs and expenses:
Direct cost of network	24,637	17,041	74,439	39,567
Customer support	4,789	5,675	17,502	13,546
Product development	2,760	4,033	9,960	7,437
Sales and marketing	7,496	8,881	31,615	24,149
General and administrative	9,820	10,515	37,326	20,000
Depreciation and amortization	13,468	4,954	36,133	11,025
Amortization of goodwill and other intangible assets	5,658	26,183	32,458	28,340
Amortization of deferred stock compensation	814	2,625	3,132	8,249
Restructuring costs	67,211	—	71,553	—
Impairment of goodwill and other intangible assets	—	—	195,986	—
In-process research and development	—	18,000	—	18,000

Total operating costs and expenses	136,653	97,907	510,104	170,313

Loss from operations	(107,490)	(77,687)	(423,216)	(127,555)

Other income (expense):
Interest income (expense), net	(861)	2,875	(909)	9,323
Loss on investments	(6,428)	—	(25,742)	—

Total other income (expense)	(7,289)	2,875	(26,651)	9,323

Net loss	$(114,779)	$(74,812)	$(449,867)	$(118,232)

Basic and diluted net loss per share	$(0.76)	$(0.51)	$(3.00)	$(0.85)

Weighted average shares used in computing basic and diluted net loss per share	150,541	146,794	150,009	139,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine-month periods ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(449,867)	$(118,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,591	39,375
Impairment of goodwill and other intangible assets	195,986	—
Provision for doubtful accounts	3,686	622
Provision for note receivable	6,000	—
Non-cash compensation and warrant expense	3,154	8,534
Loss on disposal of property and equipment	341	—
Loss on sale of investment securities	14,490	—
Loss on equity method investment	592	—
Loss on write-down of investment security	4,824	—
Acquired in-process research and development	—	18,000
Changes in operating assets and liabilities:
Accounts receivable	1,254	(10,655)
Investment income receivable	932	(1,724)
Prepaid expenses, deposits and other assets	5,057	(4,186)
Accounts payable	(1,515)	(2,819)
Accrued restructuring charge	63,783	—
Deferred revenue	(1,906)	4,140
Accrued liabilities	(7,942)	(958)

Net cash used in operating activities	(92,540)	(67,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,792)	(37,589)
Proceeds from disposal of property and equipment	397	167
Investment in subsidiaries, net of cash acquired	—	(7,329)
Repayment of full recourse notes assumed for outstanding common stock	—	642
Restriction of cash	—	(10,355)
Purchase of investments	(8,855)	(160,377)
Redemption of investments	54,800	63,838

Net cash provided by (used in) investing activities	16,550	(151,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Series A convertible preferred stock offering	95,635	—
Principal payments on notes payable	(1,719)	(909)
Payments on capital lease obligations	(15,409)	(6,561)
Proceeds from equipment leaseback financing	—	717
Proceeds from issuance of and exercise of warrants to purchase capital stock, net of issuance costs	—	444
Proceeds from exercise of stock options	374	4,728
Proceeds from issuance of common stock	1,745	145,207

Net cash provided by financing activities	80,626	143,626

Net increase (decrease) in cash and cash equivalents	4,636	(75,280)
Cash and cash equivalents at beginning of period	102,160	155,184

Cash and cash equivalents at end of period	$106,796	$79,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$4,471	$1,840

Purchase of property and equipment financed with capital leases	$19,922	$23,444

Change in accounts payable attributable to purchases of property and equipment	$(7,794)	$2,074

Acquisition liabilities assumed and accrued acquisition costs	$1,356	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

(Unaudited, in thousands)

						Accumulated Items of Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Loss
	Shares	Par Value
Balances, December 31, 2000	148,779	$149	$786,034	$(11,715)	$(244,915)	$2,400	$531,953	—
Amortization of deferred stock compensation	—	—	(1,893)	5,025	—	—	3,132	—
Reversal of deferred stock compensation for terminated employees	—	—	(1,234)	1,234	—	—	—	—
Exercise of employee stock options	1,043	1	373	—	—	—	374	—
Issuance of warrant to purchase 35,000 shares of common stock to a non-employee	—	—	22	—	—	—	22	—
Issuance of warrants in conjunction with Series A convertible preferred stock offering	—	—	9,321	—	—	—	9,321	—
Issuance of employee stock purchase plan shares	1,291	1	1,744	—	—	—	1,745	—
Net loss	—	—	—	—	(449,867)	—	(449,867)	$(449,867)
Unrealized loss on investments	—	—	—	—	—	(16,834)	(16,834)	(16,834)
Realized loss on investments	—	—	—	—	—	14,490	14,490	14,490

Comprehensive loss	—	—	—	—	—	—	—	$452,211

Balances, September 30, 2001	151,113	$151	$794,367	$(5,456)	$(694,782)	$56	$94,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The unaudited condensed consolidated financial statements have been prepared by Internap Network Services Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2001, our operating results for the three- and nine-month periods ended September 30, 2001 and 2000, our cash flows for the nine-month periods ended September 30, 2001 and 2000 and changes in our stockholders' equity for the nine-month period ended September 30, 2001. The balance sheet at December 31, 2000 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K/A filed with the Securities and Exchange Commission.

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

    The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the future periods.

    We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed for services on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Revenues associated with billings for installation of customer network equipment are amortized over the estimated duration of the customer relationship taking into account cancellations and renewals in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 as the installation service is integral to the Company's primary service offering. Deferred revenues consist of revenues for services to be delivered in the future, which are amortized over the respective service period and billings for initial installation of customer network equipment.

2.  Delaware Incorporation

    On September 17, 2001, Internap changed the state of its incorporation from Washington to Delaware with the approval of its stockholders. We accomplished the reincorporation by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, shareholders of Internap

Network Services Corporation became stockholders of Internap Delaware, Inc. Shortly after completion of the merger, Internap Delaware's name was changed to Internap Network Services Corporation.

    As part of the reincorporation, we increased the number of authorized shares of our common stock from 500,000,000 shares to 600,000,000 shares and the number of our preferred stock from 10,000,000 shares to 200,000,000 shares. We designated 3,500,000 of the 200,000,000 authorized shares of preferred stock as "Series A Preferred Stock." We also changed the par values of our common stock and preferred stock from no par to $0.001 per share. The impact of the change in par value of our common stock has been retroactively reflected on our balance sheets and statement of stockholders' equity for all periods presented.

3.  Impairment and Restructuring Costs

First quarter, 2001 impairment and restructuring charges:

    On June 20, 2000, we completed the acquisition of CO Space, which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. During the first quarter of 2001, our stock price declined to a historical low, and we began experiencing larger than expected customer attrition. As a result of these events, we revised our financial projections including reductions in budgeted costs relating to the completion of a series of executed but undeveloped leases acquired from CO Space. Subsequently, on February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core collocation development personnel.

    Consequently, on February 28,2001, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million as follows (in millions).

Asset Impaired	Book Value	Accumulated Amortization	Net Book Value Impaired
Goodwill	$229.2	$53.1	$176.1
Assembled workforce	2.0	0.5	1.5
Trade name and trademarks	2.8	0.6	2.2
Completed real estate leases	19.3	4.5	14.8
Customer relationships	1.8	0.4	1.4

Total	$255.1	$59.1	$196.0

    In addition to the impairment cost, pursuant to the guidance provided by Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination and Other Costs to Exit

an Activity (Including Certain Costs Incurred in Restructurings)," we recorded related restructuring costs totaling $4.3 million primarily attributable to estimated costs for severance for the termination of 65 employees and contractors, anticipated losses related to subleasing the undeveloped leases, and other associated costs. As of September 30, 2001, all of these costs have been paid and the related restructuring liability reduced.

Third quarter, 2001 restructuring charges:

    Based upon continued economic downturn, during the third quarter of 2001 management further reduced our revenue projections. As a result, we determined it would be necessary to modify our cost structure to match revenues and, on September 4, 2001, management approved a restructuring plan that reflected decisions to further reduce headcount and to exit certain real estate leases and network ports. Consequently, in accordance with Emerging Issues Task Force Issue No. 94-3, we recorded related estimated charges totaling $67.3 million. The restructuring charges are summarized as follows as of September 30, 2001 (in millions):

	Real estate obligations	Severance costs	Network infrastructure	Other	Total
Restructuring items relating to:
Direct cost of network	$44.4	$—	$5.1	$—	$49.5
General and administrative	12.9	0.6	—	2.0	15.5
Sales and marketing	1.2	0.3	—	—	1.5
Customer support	—	0.5	—	—	0.5
Product development	—	0.3	—	—	0.3

Total restructuring costs recorded during the three months ended September 30, 2001:	58.5	1.7	5.1	2.0	67.3
Reductions to the liability:	(1.7)	(1.6)	(0.2)	—	(3.5)

Liability as of September 30, 2001:	$56.8	$0.1	$4.9	$2.0	$63.8

    The restructuring plan requires us to abandon certain real estate leases for properties which are not in use and, based on the restructuring plan, will not be utilized by us in the future. Accordingly, we recorded restructuring costs of $58.5 million, which are estimates of losses in excess of sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms. Severance costs relate to the termination of 130 employees all of whom were terminated in the third quarter of 2001. The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future per the restructuring plan. These costs associated with real estate leases and network ports have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated that will continue in the future with no economic benefit, or penalties to be incurred to cancel the related contractual obligations. We estimate that the recording of the restructuring charge will result in future recurring expense reductions of approximately $3.0 million per quarter through 2005.

    The third quarter, 2001 restructuring charge includes increases in estimates for certain lease obligations initially recorded in the first quarter, 2001 restructuring charge and, therefore, constitutes a change in accounting estimate. The original estimate was based on economic forecasts and input from our real estate brokers with respect to the health of the sublease market. During the process of formulating the restructuring plan in the third quarter of 2001, after further discussions with our real estate brokers, it became apparent that the sublease market had deteriorated to a greater degree than originally estimated in the first quarter of 2001. Accordingly, we increased the estimate for these lease obligations by $15.3 million. These estimates are subject to further revision based on the availability of new information, including actual subleases.

4.  Private Placement of Equity Securities

    On September 14, 2001, we completed a $101.5 million private placement of units at a per unit price of $1.60 per unit and issued an aggregate of 63,429,976 units, with each unit consisting of 1/20 of a share of Series A convertible preferred stock and a warrant to purchase 1/4 of a share of common stock, resulting in the issuance of 3,171,499 shares of Series A convertible preferred stock and 17,113,606 warrants to purchase equivalent shares of common stock at an exercise price of $1.48256 per share, which are exercisable for a period of five years. The aggregate amount of common stock issuable upon conversion of the Series A convertible preferred stock and the exercise of the warrants is 85,568,119 shares at September 30, 2001.

    Holders of Series A convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A convertible preferred stock could be converted. Each share of Series A convertible preferred stock is initially convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Each share of Series A convertible preferred stock may be converted at any time at the option of the holder. Shares of Series A convertible preferred stock automatically convert to common stock on the earlier of September 14, 2004, a date more than six months after issuance on which the common stock has traded in excess of $8.00 for a period of 45 consecutive trading days or upon the affirmative vote of 60% of the outstanding shares of Series A convertible preferred stock.

    Upon the liquidation, dissolution, merger or event in which existing stockholders own less than 50% of the post-event voting power holders of Series A convertible preferred stock are entitled to be paid out of existing assets an amount equal to $32.00 per share prior to distributions to holders of common stock. Upon completion of distribution to holders of Series A convertible preferred stock, remaining assets will be distributed ratably between holders of Series A convertible preferred stock and holders of common stock until holders of Series A convertible preferred stock have received an amount equal to three times the original issue price.

    We received net proceeds of $95,635,000 from the issuance of the Series A convertible preferred stock and allocated $86,314,000 to the Series A convertible preferred stock and $9,321,000 to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance (September 14, 2001) pursuant to Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon an independent valuation that among other considerations was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on an independent valuation using the Black Scholes model and the following assumptions: exercise price $1.48256; no dividends; term of 5 years; risk free rate of 3.92%; and volatility of 80%.

5.  Net Loss Per Share

    Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2001 and 2000 are calculated as follows (in thousands, except per share amounts):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(114,779)	$(74,812)	$(449,867)	$(118,232)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	150,541	146,794	150,009	139,315

Basic and diluted net loss per share	$(0.76)	$(0.51)	$(3.00)	$(0.85)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	68,455	—	68,455	—
Options to purchase common stock	14,918	23,657	14,918	23,657
Warrants to purchase common	18,795	1,626	18,795	1,626
Unvested shares of common stock subject to repurchase	—	125	—	125

	102,168	25,408	102,168	25,408

6.  Investments

    On April 10, 2001 we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.83 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. We are unable to assert a level of influence on the joint venture's operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated (due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation). We are, however, able to assert sufficient influence to account for our investment in the joint venture as an equity-method investment under Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" and consistent with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights." During the nine-month-period ended September 30, 2001, we recognized our proportional share of Internap Japan's losses totaling $592,000, resulting in a net investment balance of $2.24 million. Our investment in Internap

Japan is reflected as a component of long-term investments and losses are reflected as a component of loss on investments.

    Pursuant to an investment agreement among Internap, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. ("360networks"), on April 17, 2000, we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, we purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. During the nine-month period ended September 30, 2001, we liquidated our entire investment in 360networks for cash proceeds of $2.2 million and recognized a loss on investment totaling $14.5 million.

    We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Because Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During the nine-month period ended September 30, 2001, we concluded based on available information, specifically Aventail's most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result during June 2001, we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of September 30, 2001.

    Investments consisted of the following (in thousands):

    December 31, 2000

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government, Government Agency and Corporate Debt Securities	$55,773	$41	$(2)	$55,812
Equity Securities	16,722	2,900	(539)	19,083
Cost Basis Investments	6,000	—	—	6,000

	$78,495	$2,941	$(541)	$80,895

    September 30, 2001

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government, Government Agency and Corporate Debt Securities	$8,295	$56	$—	$8,351
Equity Securities	—	—	—	—
Equity Method Investment	2,237	—	—	2,237
Cost Basis Investments	1,180	—	—	1,180

	$11,712	$56	$—	$11,768

7.  Note Receivable

    On August 10, 2000, we lent a private network company $6.0 million in exchange for a convertible promissory note, which bears interest at the prime rate plus 3%. The note initially matured on May 9, 2001. In two separate amendments executed in December and February 2001, we agreed to modify the note to eliminate the conversion feature and to extend the note's maturity through the earlier of May 2004 or upon the completion of a transaction in which there is a change in control of borrower or in which the borrower sells substantially all its assets.

    During the period ended September 30, 2001, we performed an analysis of the collection risk associated with this note receivable. The results of our analysis indicated that there was substantial doubt that the borrower would be able to repay the $6.0 million obligation to us at the time of maturity. Therefore, we have recorded a provision of $6.0 million as an allowance against our note receivable. The impact of the provision is reflected as a component of loss on investments. The $6.0 million loan is currently outstanding and is recorded at the current outstanding balance as a note receivable offset in full by a $6.0 million allowance for doubtful collection.

8.  Stock-Based Compensation Plans

    On May 4, 2001 (the "Cancellation Date"), we allowed employees to cancel certain outstanding stock option grants to purchase 8.9 million shares of common stock. We have agreed to grant to these same employees options to purchase 8.9 million shares of common stock (the "New Options") to be granted six months plus one day after the Cancellation Date, or November 5, 2001 (the "Grant Date"), provided, however, that the exercise price of the New Options will be the fair value of our common stock on the Grant Date, the related employees also cancel all options granted six months prior to the Cancellation Date, the related employees do not receive any additional grants of options prior to the Grant Date, and the related employees are common law employees of Internap on the Grant Date. Internap accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap's stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we will not recognize compensation expense related to the grant of the New Options.

    During the first six months of 2001, we terminated the employment of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the nine-month period ended September 30, 2001, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.2 million. and we reduced our amortization to expense of deferred stock compensation by $1.9 million to record the benefit of previously recognized expense on unvested options.

9.  Property and Equipment

    Property and equipment consists of the following (in thousands):

	September 30, 2001	December 31, 2000
	(unaudited)
Network equipment	$37,916	$32,777
Network equipment under capital lease	61,533	52,637
Furniture, equipment and software	33,830	24,066
Furniture, equipment and software under capital lease	5,190	4,414
Leasehold improvements	79,108	65,622

	217,577	179,516
Less: Accumulated depreciation and amortization ($30,822 and $12,069 related to capital leases at September 30, 2001 and December 31, 2000, respectively)	(60,375)	(27,363)

Property and equipment, net	$157,202	$152,153

  Comprehensive Loss

    For the nine-month period ended September 30, 2001 and 2000, comprehensive loss was $452.2 million and $105.6 million, respectively. The difference between net loss and comprehensive loss of $2.3 million and $12.6 million for the periods ended September 30, 2001 and 2000, respectively, is due to net unrealized gains and losses on available-for-sale securities.

11.  Contingencies

    On or about July 3, 2001, a lawsuit was filed against us, certain of our officers and directors, and certain firms that participated as underwriters during our initial public offering of common stock on or about September 29, 1999. The suit alleges that the prospectus and registration statement issued in connection with the offering misrepresented the commissions and other consideration paid to the underwriters in connection therewith, in violation of the federal securities laws. The lawsuit was filed on behalf of a purported plaintiff class consisting of persons who acquired shares of our common stock between September 29, 1999 through December 6, 2000. We believe the allegations are without merit and plan to vigorously defend against the litigation.

12.  Recent Accounting Pronouncements

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

    During June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS No.141), which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

    During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

    During June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

    During August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

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

OVERVIEW

    Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data optimally routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the multiplicity of networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of September 30, 2001, we provided our high performance Internet connectivity services to 894 customers.

    We offer our high performance Internet connectivity services at dedicated line speeds of 1.5 Megabits per second, or Mbps, to 1,000 Mbps to customers desiring a superior level of Internet performance. We provide our high performance connectivity services through the deployment of service points, which are highly redundant network infrastructure facilities coupled with our patented routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, such as AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, Qwest Communications International, Sprint Internet Services, UUNET Technologies and Verio (an NTT Communications Corporation). As of September 30, 2001, we operated 36 service points in the Amsterdam, Atlanta (two service points), Boston (two service points), Chicago (two service points), Dallas (three service points), Denver, Fremont, CA, Houston (two service points), London, Los Angeles (three service points), Miami, New York (three service points), Orange County, Philadelphia (two service points), San Diego (two service points), San Francisco, San Jose (two service points), Santa Clara, Seattle (three service points) and Washington, D.C. (two service points) metropolitan areas. We also operate an additional service point in Tokyo through our joint venture with NTT-ME Corporation of Japan.

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

Impairment and Restructuring Costs

First quarter, 2001 impairment and restructuring charges:

    On June 20, 2000, we completed the acquisition of CO Space, which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. During the first quarter of 2001, our stock price declined to a historical low and we began experiencing larger than expected customer attrition. As a result of these events, we revised our financial projections including reductions in budgeted costs relating to the completion of a series of executed but undeveloped leases acquired from CO Space. Subsequently, on February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core collocation development personnel.

    Consequently, on February 28, 2001, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million as follows (in millions).

Asset Impaired	Book Value	Accumulated Amortization	Net Book Value Impaired
Goodwill	$229.2	$53.1	$176.1
Assembled workforce	2.0	0.5	1.5
Trade name and trademarks	2.8	0.6	2.2
Completed real estate leases	19.3	4.5	14.8
Customer relationships	1.8	0.4	1.4

Total	$255.1	$59.1	$196.0

    In addition to the impairment cost, pursuant to the guidance provided by Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination an Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructurings)," we recorded related restructuring costs totaling $4.3 million primarily attributable to estimated costs for severance for the termination of 65 employees and contractors, anticipated losses related to subleasing the undeveloped leases, and other associated costs. As of September 30, 2001, all of these costs have been paid and the related restructuring liability reduced.

Third quarter, 2001 restructuring charges:

    Based upon continued economic downturn, during the third quarter of 2001 management further reduced our revenue projections. As a result, we determined it would be necessary to modify our cost structure to match revenues and, on September 4, 2001, management approved a restructuring plan that reflected decisions to further reduce headcount and to exit certain real estate leases and network ports. Consequently, in accordance with Emerging Issues Task Force Issue No. 94-3, we recorded related estimated charges totaling $67.3 million. The restructuring charges are summarized as follows as of September 30, 2001 (in millions):

	Real estate obligations	Severance costs	Network infrastructure	Other	Total
Restructuring items relating to:
Direct cost of network	$44.4	$—	$5.1	$—	$49.5
General and administrative	12.9	0.6	—	2.0	15.5
Sales and marketing	1.2	0.3	—	—	1.5
Customer support	—	0.5	—	—	0.5
Product development	—	0.3	—	—	0.3

Total restructuring costs recorded during the three months ended September 30, 2001:	58.5	1.7	5.1	2.0	67.3
Reductions to the liability:	(1.7)	(1.6)	(0.2)	—	(3.5)

Liability as of September 30, 2001:	$56.8	$0.1	$4.9	$2.0	$63.8

    The restructuring plan requires us to abandon certain real estate leases for properties which are not in use and, based on the restructuring plan, will not be utilized by us in the future. Accordingly, we recorded restructuring costs of $58.5 million which are estimates of losses in excess of sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms. Severance costs relate to the termination of 130 employees all of whom were terminated in the third quarter of 2001. The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future, per the restructuring plan. These costs associated with real estate leases and network ports have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated that will continue in the future with no economic benefit, or penalties to be incurred to cancel the related contractual obligations. We estimate that the recording of the restructuring charge will result in future recurring expense reductions of approximately $3.0 million per quarter through 2005.

    The third quarter, 2001 restructuring charge includes increases in estimates for certain lease obligations initially recorded in the first quarter, 2001 restructuring charge and, therefore, constitutes a change in accounting estimate. The original estimate was based on economic forecasts and input from our real estate brokers with respect to the health of the sublease market. During the process of formulating the restructuring plan in the third quarter of 2001, after further discussions with our real estate brokers, it became apparent that the sublease market had deteriorated to a greater degree than originally estimated in the first quarter of 2001. Accordingly, we increased the estimate for these lease obligations by $15.3 million. These estimates are subject to further revision based on the availability of new information, including actual subleases.

Deferred Stock Compensation

    During the first six months of 2001, we terminated the employment of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the nine-month period ended September 30, 2001, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.2 million, and we reduced our amortization to expense of deferred stock compensation by $1.9 million to record the benefit of previously recognized expense on unvested options.

Results Of Operations

    The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three-month periods ended September 30,				Nine-month periods ended September 30,
	2001		2000		2001		2000
Revenues	100%		100%		100%		100%
Costs and expenses:
Direct cost of network	85%		84%		86%		93%
Customer support	16%		28%		20%		32%
Product development	9%		20%		11%		17%
Sales and marketing	26%		44%		36%		56%
General and administrative	34%		52%		43%		47%
Depreciation and amortization	46%		25%		42%		26%
Amortization of goodwill and other intangible assets	19%		129%		37%		66%
Amortization of deferred stock compensation	3%		13%		4%		19%
Restructuring costs	231%		0%		82%		0%
Impairment of goodwill and other intangible assets	0%		0%		226%		0%
In-process research and development	0%		89%		0%		42%

Total operating costs and expenses	469%		484%		587%		398%

Loss from operations	(369%	)	(384%	)	(487%	)	(298%	)

Other income (expense):
Interest income (expense), net	(3%	)	14%		(1%	)	22%
Loss on investments	(22%	)	0%		(30%	)	0%

Total other income (expense)	(25%	)	14%		(31%	)	22%

Net loss	(394%	)	(370%	)	(518%	)	(276%	)

Nine-month Periods Ended September 30, 2001 and 2000

    Net Loss.  Net loss for the nine-month period ended September 30, 2001 was $449.9 million, or $3.00 share, as compared to $118.2 million, or $0.85 per share, for the same period during the preceding year. The increase in net loss was primarily due to restructuring and impairment costs totaling $267.5 million representing 81% of the increase. Excluding these costs, net loss for the nine-month period ending September 30, 2001 was $182.4 million, or $1.22 per share.

    Revenues.  Revenues increased 103% from $42.8 million for the nine-month period ended September 30, 2000 to $86.9 million for the nine-month period ended September 30, 2001. The increase of $44.1 million was attributable to increased sales at our existing service points, the deployment of service points from September 30, 2000 through September 30, 2001 and revenues from collocation services related to our acquisition of CO Space during June 2000.

    Direct cost of network.  Direct cost of network increased 88% from $39.6 million for the nine-month period ended September 30, 2000 to $74.4 million for the nine-month period ended September 30, 2001. This increase of $34.8 million was primarily due to increased connectivity costs related to added and increased usage of connections to Internet backbone and local exchange providers at each service point, comprising 48% of the increase, and the increased rent and facility costs reflecting a full period of operations during 2001 compared to a partial period of operations due to deployment during 2000, comprising 41% of the increase.

    Customer support.  Customer support expenses increased 30% from $13.5 million for the nine-month period ended September 30, 2000 to $17.5 million for the nine-month period ended September 30, 2001. This increase of $4.0 million was primarily due to increased compensation and benefits and facility costs that increased $4.4 million and $1.4 million, respectively, offset by savings of $1.8 million in consulting and travel costs.

    Product Development.  Product development costs increased 35% from $7.4 million for the nine-month period ended September 30, 2000 to $10.0 million for the nine-month period ended September 30, 2001. This increase of $2.6 million was due to increased compensation costs, representing 60% of the increase and increased facility costs, representing 35% of the increase.

    Sales and Marketing.  Sales and marketing costs increased 31% from $24.1 million for the nine-month period ended September 30, 2000 to $31.6 million for the nine-month period ended September 30, 2001. This increase of $7.5 million was primarily due to advertising costs, comprising 69% of the increase, and, to a lesser extent, increased compensation costs comprising 17% of the increase.

    General and Administrative.  General and administrative costs increase 87% from $20.0 million for the nine-month period ended September 30, 2000 to $37.3 million for the nine-month period ended September 30, 2001. This increase of $17.3 million was primarily due to increased facility costs, representing 29% of the increase, increased compensation costs, representing 22% of the increase, increased bad debt expense, representing 17% of the increase, and increased taxes, licenses and fees, representing 16% of the increase.

    Depreciation and amortization.  Depreciation and amortization decreased 228% from $11.0 million for the nine-month period ended September 30, 2000 to $36.1 million for the nine-month period ended September 30, 2001. This increase was primarily due to depreciation of property and equipment acquired for deployment of 17 service points during 2000.

    Other Income (Expense).  Other income (expense), net, decreased from $9.3 million of other income for the nine-month period ended September 30, 2000 to ($26.7) million of other expense for the nine-month period ended September 30, 2001. This decrease was primarily due to losses incurred on investments in 360Networks and Aventail totaling $19.3 million, a provision for our note receivable of $6.0 million and increased interest expense associated with increased capital leases and a decline in interest income stemming from decreasing investment and interest earning asset balances.

Three-month Periods Ended September 30, 2001 and 2000

    Net Loss.  Net loss for the three-month period ended September 30, 2001 was $114.8 million, or $0.76 per share, as compared to $74.8 million, or $0.51 per share, for the same period in the preceding year. The increase in net loss was primarily due the $67.2 million restructuring charge taken during the third quarter of 2001.

    Revenues.  Revenues increased 45% from $20.2 million for the three-month period ended September 30, 2000 to $29.2 million for the three-month period ended September 30, 2001. The increase in revenue of $9.0 million was attributable to increased sales at our existing service points and the deployment of service points from September 30, 2000 through September 30, 2001.

    Direct cost of network.  Direct cost of network increased 45% from $17.0 million for the three-month period ended September 30, 2000 to $24.6 million for the three-month period ended September 30, 2001. This increase of $7.6 million was primarily due to the increased rent and facility costs, comprising 61% of the increase, and increased connectivity costs related to added and increased usage of connections to Internet backbone and local exchange providers at each service point, comprising 21% of the increase.

    Customer support.  Customer support expenses decreased 16% from $5.7 million for the three-month period ended September 30, 2000 to $4.8 million for the three-month period ended September 30,2001. This decrease of $0.9 million was primarily due to decreased compensation costs, representing 52% of the decrease, and reduced travel costs, representing 39% of the decrease.

    Product Development.  Product development costs decreased 32% from $4.0 million for the three-month period ended September 30, 2000 to $2.8 million for the three-month period ended September 30, 2001. This decrease of $1.2 million was due to decreased compensation costs, representing 65% of the decrease and decreased consulting costs, representing 30% of the decrease.

    Sales and Marketing.  Sales and marketing costs decreased 16% from $8.9 million for the three-month period ended September 30, 2000 to $7.5 million for the three-month period ended September 30, 2001. This decrease of $1.4 million was primarily due to decreased compensation costs, representing 71% of the decrease.

    General and Administrative.  General and administrative costs decreased 7% from $10.5 million for the three-month period ended September 30, 2000 to $9.8 million for the three-month period ended September 30, 2001. This decrease of $0.7 million was primarily due to decreased compensation costs, representing 116% of the decrease, offset by increased facility costs, representing 16% of the decrease.

    Depreciation and amortization.  Depreciation and amortization increased 170% from $5.0 million for the three-month period ended September 30, 2000 to $13.5 million for the three-month period ended September 30, 2001. This increase was primarily due to depreciation of property and equipment acquired to deploy service points between September 30, 2000 and September 30, 2001.

    Other Income (Expense).  Other income (expense), net, decreased from $2.9 million of other income for the three-month period ended September 30, 2000 to ($7.3) million of other expense for the three-month period ended September 30, 2001. This decrease was primarily due to a provision taken on our note receivable of $6.0 million and increased interest expense associated with increased capital leases and a decline in interest income stemming from decreasing investment and interest earning asset balances.

Liquidity and Capital Resources

    On September 14, 2001, we completed a $101.5 million private placement of units at a per unit price of $1.60 per unit and issued an aggregate of 63,429,976 units, with each unit consisting of 1/20 of a share of Series A convertible preferred stock and a warrant to purchase 1/4 of a share of common stock, resulting in the issuance of 3,171,499 shares of Series A convertible preferred stock and 17,113,606 warrants to purchase equivalent shares of common stock at an exercise price of $1.48256 per share, which are exercisable for a period of five years. The aggregate amount of common stock issuable upon conversion of the Series A convertible preferred stock and the exercise of the warrants is 85,568,119 shares at September 30, 2001.

    Holders of Series A convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A convertible preferred stock could be converted. Each share of Series A convertible preferred stock is initially convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Each share of Series A convertible preferred stock may be converted at any time at the option of the holder. Shares of Series A convertible preferred stock automatically convert to common stock on the earlier of September 14, 2004, a date more than six months after issuance on which the common stock has traded in excess of $8.00 for a period of 45 consecutive trading days or upon the affirmative vote of 60% of the outstanding shares of Series A convertible preferred stock.

    Upon the liquidation, dissolution, merger or event in which existing stockholders own less than 50% of the post-event voting power holders of Series A convertible preferred stock are entitled to be paid out of existing assets an amount equal to $32.00 per share prior to distributions to holders of common stock. Upon completion of distribution to holders of Series A convertible preferred stock, remaining assets will be distributed ratably between holders of Series A convertible preferred stock and holders of common stock until holders of Series A convertible preferred stock have received an amount equal to three times the original issue price.

    We received net proceeds of $95,635,000 from the issuance of the Series A convertible preferred stock and allocated $86,314,000 to the Series A convertible preferred stock and $9,321,000 to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance (September 14, 2001) pursuant to Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon an independent valuation that among other considerations was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on an independent valuation using the Black Scholes model and the following assumptions: exercise price $1.48256; no dividends; term of 5 years; risk free rate of 3.92%; and volatility of 80%.

    At September 30, 2001, we had cash, cash equivalents and short-term investments of $115.2 million and a revolving line of credit and equipment financing arrangements allowing us to borrow up to $105.0 million. Interest rates under these facilities range from 3% to 22%, and these facilities expire at various dates through 2004. These financial arrangements contain financial covenants including covenants to maintain certain liquidity ratios and minimum net worth. We were in compliance with all such financial covenants as of September 30, 2001. In addition, these financing arrangements also include subjective covenants that allow the financial institutions to reduce the available credit based on general credit worthiness.

    Net cash used in operations was $92.5 million and $67.9 million during the nine-month periods ended September 30, 2001 and 2000, respectively. Net cash used in operations during nine-month period ended September 30, 2001 was primarily due to funding of net operating losses, in addition to decreases in operating liability balances, offset by non-cash restructuring, impairment, and other charges and decreases in operating asset balances. Net cash used in operations during nine-month period ended September 30, 2000 was primarily due to funding of net operating losses, in addition to increases in operating asset balances and decreases in accounts payable offset by non-cash depreciation and other charges and an increase in deferred revenue balances.

    Net cash provided by (used in) investing activities was $16.6 million and ($151.0) million during the nine-month periods ended September 30, 2001 and 2000, respectively. Net cash provided by investing activities during the nine-month period ended September 30, 2001 reflects the net redemption of investment securities offset by cash used for the purchase of property and equipment. Net cash used in investing activities during the nine-month period ended September 30, 2000, reflects the investment of cash proceeds from the issuance of common stock, the restriction of certain cash balances and cash purchases of property and equipment. Purchases of property and equipment related to service point deployments were primarily financed by capital leases (such purchases are excluded from the net cash used in investing activities in the statement of cash flows), and totaled $19.9 million and $23.4 million during the nine-month periods ended September 30, 2001 and 2000, respectively.

    Net cash provided by financing activities was $80.6 million and $143.6 million during the nine-month periods ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities during the nine-month period ended September 30, 2001 primarily reflects the proceeds from the Series A preferred stock offering offset by cash payments made on notes payable and capital lease obligations while cash provided by financing activities during the nine-month period ended September 30, 2000 primarily reflects the proceeds from sales of our common stock.

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

    We estimate that we will reduce $33.1 million of our restructuring liability over the next twelve months, of which approximately $24.8 million will be uses of cash and cash equivalents and the remainder will be non-cash reductions. The remaining $30.7 million of the liability will be reduced through approximately equal cash payments through the first quarter of 2005.

    During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents, short-term investments, and cash flow from sales of our services. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the rate of deployment of additional service points and other factors. If our capital requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities if capital is not available to us on satisfactory terms if and when it is needed. We intend to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

    During June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS No.141), which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

    During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

    During June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

    During August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are currently in the process of assessing the impact of this statement on our financial position, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $2.8 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity-method and is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

    The remaining portion of our investment portfolio, with a fair value of $8.4 million as of September 30, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  (b)
  The issuance of the Series A preferred stock and the common stock warrants will have dilutive effects that could depress the market price of our common stock and dilute the voting power of existing stockholders. The issue and sale of the units will substantially increase the number of shares of common stock we may issue below the market price of the common stock as of the closing of the Series A financing. If all the shares of Series A preferred stock are converted and if all warrants are fully exercised, the Series A preferred stockholders would hold on a pro forma basis approximately 36.1% of our outstanding common stock as of November 9, 2001, excluding their current holdings and assuming a unit purchase price of $1.60 and no adjustments to the conversion price or exercise price. Adjustments to or resets of the conversion price of the Series A preferred stock or the exercise prices of the warrants would further dilute the ownership interests and voting power of existing stockholders. In addition, the issuance of common stock upon the conversion of the Series A preferred stock and upon the exercise of the warrants could have a depressive effect on the market price of the common stock by increasing the number of shares of common stock outstanding.

        The Series A preferred stockholders, as a group, will control a significant portion of our outstanding capital stock and, as such, will have significant voting power with respect to our shares. As a result and in light of some of the Series A preferred stockholders' combined ownership of a substantial amount of outstanding shares of our common stock, the Series A preferred stockholders may be able to affect the outcome of all matters brought before the stockholders, including a vote for the election of directors and the approval of mergers and other business combination transactions.

        The Series A preferred stockholders will have rights that are senior to holders of common stock. The Series A preferred stockholders will have a claim against our assets senior to any claim that the holders of our common stock would have in the event of a liquidation, dissolution or winding up. As a result of this preference, the Series A preferred stockholders will have rights that are senior to the common stock in many respects.

  (c)
  On September 14, 2001, we completed a $101.5 million private placement of units to institutional and individual investors at an original issue price of $1.60 per unit and issued an aggregate of 63,429,976 units, with each unit consisting of 1/20 of a share of Series A preferred stock and a warrant to purchase 1/4 of a share of common stock, resulting in the issuance of 3,171,499 shares of Series A convertible preferred stock and 17,113,606 warrants to purchase equivalent shares of common stock at an exercise price of $1.48256 per share for a period of five years. The aggregate amount of common stock issuable upon conversion of the Series A preferred stock and the exercise of the warrants is 85,568,119 shares at September 30, 2001.

        In connection with the private placement, we entered into a financial advisory and placement agent agreement with J.P. Morgan H&Q. Because all of the investors were accredited, as defined under the Securities Act of 1933, as amended (the "Act"), the private placement was completed pursuant to an exemption provided by Rule 506 of Regulation D of the Act.

        The Series A preferred stockholders shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A preferred stock could be converted. Each share of Series A preferred stock is initially convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Each share of Series A preferred stock may be converted at any time at the option of the holder. Shares of Series A preferred stock automatically convert to common stock on the earlier of September 14, 2004, a date six months or later after issuance on which the common stock has traded in excess of $8.00 (1/4 the original Series A preferred purchase price) for a period of 45 consecutive trading days or upon the affirmative vote of 60% of the outstanding shares of Series A preferred stock.

        As of September 30, 2001, we had used the estimated aggregate net proceeds from the Series A financing of $95.6 million as follows:

Construction of plant, building and facilities:	$—
Purchase and installation of machinery and equipment:	$—
Purchases of real estate:	$—
Acquisition of other businesses:	$—
Repayment of indebtedness:	$—
Working capital:	$—
Temporary investments (interest bearing treasury securities and corporate paper):	$95.6	million

        The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No portion of payments of any commissions, finders fees, expenses paid to or for underwriting or other offering expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

  (d)
  Our follow-on public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-95503) that was declared effective by the Commission on April 6, 2000. As of September 30, 2001, we had used the estimated aggregate net proceeds of $142.9 million from our follow-on public offering as follows:

Construction of plant, building and facilities:	$7.4	million
Purchase and installation of machinery and equipment:	$22.4	million
Purchases of real estate:	$—
Acquisition of other businesses:	$—
Repayment of indebtedness:	$17.1	million
Working capital:	$85.0	million
Temporary investments (interest bearing treasury securities and corporate paper):	$11.0	million

        The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No portion of payments of any commissions, finders fees, expenses paid to or for underwriting or other offering expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders on September 13, 2001, our stockholders approved a change in our state of incorporation from Washington to Delaware, the issuance and sale of $101.5 aggregate purchase price of units, with each unit consisting of 1/20 of a share of our Series A preferred stock and a warrant to purchase 1/4 of a share of our common stock and ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for each of the fiscal years ending 2001 and 2002. 78,709,574 stockholders voted in favor of approving a change in our state of incorporation from Washington to Delaware. 14,354,830 stockholders voted against the reincorporation, and there were 101,152 abstentions and broker non-votes. 92,499,935 stockholders voted in favor of approving the private placement of the units. 528,805 stockholders voted against the private placement, and there were 154,005 abstentions and broker non-votes. 114,736,736,397 stockholders voted in favor of approving the ratification of PricewaterhouseCoopers LLP as our independent accountants. 7,850,397 stockholders voted against the ratification, and there were 133,510 abstentions and broker non-votes. 117,045,270 stockholders voted to elect Fredric W. Harman as a director to serve until the 2004 annual meeting, and 5,697,120 stockholders withheld their votes on that matter. 117,442,121 stockholders voted to elect Kevin L. Ober as a director to serve until the 2004 annual meeting, and 5,697,120 stockholders withheld their votes on that matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
*2.1	Agreement and Plan of Merger, dated July 20, 2001, between the Registrant and Internap Network Services Corporation (Washington).
*3.1	Certificate of Incorporation of the Registrant.
*3.2	Bylaws of the Registrant.
10.1	Employment Agreement, dated July 25,2001, between the Registrant and Eugene Eidenberg.
10.2	Employment Agreement, dated July 25, 2001, between the Registrant and Anthony Naughtin.
*10.3	Unit Purchase Agreement, dated July 20, 2001, among the Registrant and the purchasing parties thereto.
*10.4	Escrow Agreement, dated July 20, 2001, among the Registrant, Chase Manhattan Trust Company, National Association, and the purchasing parties thereto.
  (b)
  Reports on Form 8-K:

      On September 18, 2001 we filed a report on Form 8-K announcing the completion of our $101 million private placement of units and our reincorporation to Delaware.

      On August 10, 2001 we filed an amended report on Form 8-K/A to our previous report on Form 8-K filed on July 21, 2001 announcing our entering into of a definitive agreement for a $101 million private placement of units and the appointment of Eugene Eidenberg as our Chief Executive Officer.

      On July 6, 2001 we filed a report on Form 8-K announcing a lawsuit filed against us, certain of our officers and directors, and certain of the firms that participated as underwriters in our initial public offering.

*
Incorporated by reference to the Registrant's definitive proxy statement on schedule 14A filed with the Securities and Exchange Commission on August 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2001.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ PAUL E. MCBRIDE Paul E. McBride Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INTERNAP NETWORK SERVICES CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES