Form 10-K405
period 2001-12-31
INTERNAP NETWORK SERVICES CORP
filed 2002-03-29
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	91-2145721
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

601 Union Street, Suite 1000
Seattle, Washington 98101
(Address of principal executive offices)

(206) 441-8800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq Stock Market was approximately $153.6 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D or 13G filed with the Commission and is as of December 31, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock as of February 28, 2002 was 152,138,632.

Documents Incorporated By Reference

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of the Proxy Statement for its 2002 Annual Meeting of Stockholders to be held May 14, 2002. The definitive proxy statement shall be filed with the Securities and Exchange Commission on or before April 30, 2002.

PART I

        The statements contained in this annual report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Internap's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, expenses and customer demand, statements regarding the deployment of Internap's products and services and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and Internap assumes no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements as a result of certain factors, including, without limitation, those discussed in Item 7A on page 29, under the heading "Risk Factors" on page 30 and elsewhere in this annual report on Form 10-K.

ITEM 1. BUSINESS.

  Overview

        Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of December 31, 2001, we provided our high performance Internet connectivity services to 974 customers.

        We offer our high performance Internet connectivity services at dedicated line speeds of 1.5 to 1,000 million bits per second, or megabits per second, to customers desiring a superior level of Internet performance. We provide our high performance connectivity services through the deployment of service points, which are highly redundant network infrastructure facilities coupled with our proprietary routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, operated by AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, Qwest Communications International, Sprint Internet

Services, UUNET Technologies (a Worldcom company) and Verio (an NTT Communications Corporation). As of December 31, 2001, we operated 35 service points in the following markets:

Market	Number of Service Points in Market
Amsterdam	1
Atlanta	2
Boston	2
Chicago	2
Dallas	3
Denver	1
Houston	1
London	1
Los Angeles	3
Miami	1
New York	3
Orange County	1
Philadelphia	2
San Diego	1
San Francisco	1
San Jose	3
Santa Clara, CA	1
Seattle	3
Washington, D.C.	2
Tokyo, Japan (through our joint venture with NTT-ME Corp. of Japan)	1

Total service points	35

        We believe our service points provide a superior quality of service over the public Internet enabling our customers to realize the full potential of their existing Internet-based applications, such as e-commerce, on-line trading, video and telephone conferencing, sending facsimiles, creating private networks, distributing multi-media documents and sending and receiving audio and video feeds.

Services

        We offer Internet connectivity services to our customers over T-1, DS-3, OC-3, OC-12 and Ethernet telecommunication connections at speeds ranging from 1.5 million bits per second to 1,000 million bits, or 1 gigabit, per second. T-1, DS-3, OC-3, OC-12 and Ethernet are several of the many possible media used to transport Internet Protocol packets across the Internet. Information such as voice calls, video conferencing or other data are transported over the Internet at various transmission rates: DS-3 carries 45 million bits per second, OC-3 carries 155 million bits per second, OC-12 carries 622 million bits per second and Ethernet carries voice calls or data at rates up to 1,000 million bits per second. Our list prices for a single T-1, DS-3 and OC-3 connection range from $2,695 to $155,000 per month depending on the connection purchased. Customers who connect to a service point with a DS-3 or faster connection have a choice of fixed rate pricing or usage-based pricing. Otherwise, customers pay a fixed fee for our Internet connectivity services. Usage-based pricing varies according to the volume of data sent and received over the connection.

        Customers that have networking equipment or servers located within service points may connect directly to our services using standard ethernet connections with speeds ranging from 10 million bits per second to 1,000 million bits per second. We also offer our customers additional value added services, including:

  •
  Internap Diversity Plus.  Our Diversity Plus service allows customers to maintain multiple connections to Internap and backbone providers while still taking advantage of the optimal routing capabilities of the service point. In a typical Diversity Plus configuration, the customer has a connection to a service point and to one or more backbone providers of their choice. The customer's router is configured using our proprietary routing technology to route packets addressed to Internet destinations located on the alternate provider's backbone through the customer's direct connection while other packets are routed to the service point. In this manner, the customer can use the redundant Internet connections of the service point's routing capabilities.

  •
  Connections to Data Centers.  Our customers have their servers located on their own premises or at third party data centers. We connect to these customers either by establishing a circuit directly to their routers or through a connection we have with the network maintained by the third party data center operator. We have our own data centers in our Atlanta, Boston, Dallas, Houston, New York and Seattle service points at which a number of our customers have collocated their servers.

  •
  Installation Services.  We perform installation services necessary to connect our customers' networks to our service points.

  •
  Content Delivery.  We offer, as a reseller, a variety of Akamai content distribution services including FreeFlow, FreeFlow Streaming, FirstPoint, EdgeScape, EdgeSuite and SiteWise.

  •
  Video Conferencing.  We offer video conferencing services, comprised of video equipment and high quality connectivity managed network services in cooperation with a strategic partner.

  •
  Virtual Private Networking.  During 2002 we launched our virtual private networking services that allow customers to send and receive data over a secure site-to-site connection using the public Internet.

Technology

        Service Point Architecture.    Our service point architecture was engineered as a reliable and scalable network access point. Multiple routers and multiple backbone connections provide back-ups in case of the failure of any single service point circuit or device. Our service point architecture is designed to grow as our customers' traffic demands grow and as we add new customers and provides for the addition of significant backbone providers as necessary. We only deploy service points within carrier grade facilities. All service points are equipped with battery backup and emergency generators, as well as dual heating, ventilation and air conditioning systems.

        ASsimilator v3 (AS3) Intelligent Routing Technology.    The AS3 Intelligent Routing Technology is a software-based system for Internet Protocol route optimization. The AS3 system is a seamless integration of routing and performance databases, software components that support network and traffic flow analysis, routing policy update and route verification, and traffic and performance reporting; all of which interface with Internap's service point infrastructure, providing the intelligent, high-performance routing characteristics of the service point.

        AS3 assembles the global routing tables being advertised by all of the backbone and provider networks homed to a given service point in addition to the available bandwidth to each. It also collects network performance statistics across the entire Internet. Taking this data in concert with other important information, the AS3 system then determines the optimal path to each Internet destination for IP data traffic and inserts the appropriate routing policies into the service point infrastructure. As the performance and traffic landscape changes, AS3 will adjust its policies to reflect new optimal paths. AS3 not only controls the outbound routing to a backbone network from the service point, but makes an effort to influence the inbound routing from non-Internap controlled networks back to the service point.

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

        Product Development Costs.    Our product development costs were approximately $3.9 million, $11.9 million and $12.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Included in product development costs for the years ended December 31, 1999, 2000 and 2001 were research and development expenses of $3.1 million, $7.7 million and $6.3 million, respectively. We anticipate future product development costs to remain consistent with those incurred during the current period.

Sales and Marketing

        Our sales and marketing objective is to achieve broad market penetration and increase brand name recognition by targeting enterprises that depend upon the Internet for mission-critical operations. As of December 31, 2001, we had 124 employees engaged in direct sales and 51 in sales administration and marketing located in our targeted markets. On January 9, 2002 pursuant to a business reorganization we reduced the number of employees engaged in direct sales and sales administration and marketing to 108 and 31, respectively, while we increased our focus on channel relationships.

        Sales.    We have developed a direct, high-end sales organization with managers and representatives who have extensive relevant sales experience with a broad range of telecommunications and technology companies. In addition, our highly trained technical sales engineers and client interaction engineers, who facilitate optimal routing solutions for our customers, are responsible for generating recurring sales revenues and serve to complement our sales force. When we deploy a new service point, we set up a dedicated team of sales representatives and engineers focused exclusively on that market. We believe this localized direct sales approach allows us to respond to regional competitive characteristics, educate customers, and identify and close business opportunities better than a centralized sales force. We have also developed an indirect sales channel for our products and services through relationships with our preferred collocation providers, content developers, cable companies, DSL service providers, consulting companies and Internet service providers.

        Marketing.    Our marketing efforts are designed to help educate customers in our targeted vertical markets to understand that a service provider is now available that can provide a quality of service over the entire Internet that enables them to launch and execute mission-critical Internet-based applications. We target key information technology executives as well as senior marketing and finance managers. In addition, we conduct comprehensive public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of our proprietary high speed public Internet communications solutions.

        Our marketing organization is responsible for expanding our value added service offerings into horizontal markets as new bandwidth intensive applications such as telephone and facsimile transmissions over the Internet, virtual private networks, multimedia document distribution, audio and video feeds and other emerging technologies are introduced.

Competition

        The Internet-based connectivity services market is extremely competitive, and there are few substantial barriers to entry. We expect the market will continue to be extremely competitive in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Our competitors include:

  •
  backbone providers that provide us connectivity services including AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia, Qwest Communications International, Sprint Internet Services, UUNET Technologies (a Worldcom company) and Verio (an NTT Communications Corporation);

  •
  regional Bell operating companies which offer Internet access;

  •
  global, national and regional Internet service providers; and

  •
  software based, early stage, Internet infrastructure companies focused on Internet Protocol route control products.

        We expect competition to intensify in the future. As new participants enter the Internet connectivity services market, we will face increased competition. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of companies have expanded their Internet access products and services as a result of acquisitions. Further, the ability of some of our competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

        We believe the principal competitive factors in our market are speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price, brand recognition, the effectiveness of sales and marketing efforts, and the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors. We believe we presently are positioned to compete favorably with respect to most of these factors. In particular, many of our competitors have built and must maintain capital-intensive backbone infrastructures that are highly dependent on traditional public and private peering exchanges. Each backbone provider tries to offer high quality service within its own network but is unable to guarantee service quality once data leaves its network, and there is little incentive to optimize the interoperability of traffic between networks. We intelligently route traffic, thereby providing customers with a high level of service and increasing the efficiency of the backbone providers themselves. However, the market for Internet connectivity services is evolving rapidly, and we cannot assure you that we will compete successfully in the future. Further, we have purchase commitments to certain backbone providers that could harm our ability to compete with those backbones in the market. As a result, we may not maintain a competitive position against current or future competitors. See "Risk Factors—Competition from More Established Competitors Who Have Greater Revenues Could Decrease Our Market Share."

Intellectual Property

        We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary technology. Internap and P-NAP are trademarks of Internap which are registered in the United States. In addition, we have three patents that have been issued by the United States Patent and Trademark Office, or USPTO. The dates of issuance for these patents range from September 1999 through December 1999, and each of these patents is enforceable for a period of 20 years after the date of its filing. We have nine additional applications pending, two of which are continuation in patent filings. We may file additional applications in the future. Our patents and patent applications relate to our service point technologies and other technical aspects of our services. In addition, we have filed corresponding international patent applications under the Patent Cooperation Treaty.

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

Employees

        As of December 31, 2001, we employed 534 full-time persons, 36 in technical support, 99 in product development, 175 in sales and marketing, 134 in service delivery and support and 90 in finance and administration. On January 9, 2002, pursuant to a business reorganization, we reduced our employee force. As of February 28, 2002, we employed 468 full time employees, 41 in technical support, 82 in product development, 139 in sales and marketing, 123 in service delivery and support and 83 in finance and administration. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

Executive Officers

        Our executive officers and their ages as of December 31, 2001 were as follows:

Name	Age	Position	Since
Eugene Eidenberg	62	Chief Executive Officer	2001
Paul E. McBride(1)	39	Vice President of Finance & Administration, Chief Financial Officer and Secretary	1996
John Scanlon(2)	43	Vice President, Finance	2001
David T. Benton	44	Vice President, Employee Services	2000
Robert A. Gionesi	44	Vice President, Sales	2000
Sandra Manougian	43	Vice President, Service Delivery	2000
Ali Marashi	33	Vice President, Technical Services	2001

(1)
Mr. McBride resigned as an employee as of December 31, 2001.

(2)
As of February 13, 2002, Mr. Scanlon began serving as the Vice President of Finance & Administration, Chief Financial Officer and Secretary.

        Eugene Eidenberg has served as a director and chairman of the board of directors since November 1997. Effective in July 2001, Mr. Eidenberg began serving as Internap's Chief Executive Officer. Mr. Eidenberg has been a Managing Director of Granite Venture Associates LLC since 1999 and has served as a Principal of Hambrecht & Quist Venture Associates since 1998 and was an advisory director at the San Francisco investment banking firm of Hambrecht & Quist from 1995 to 1998. Mr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI's Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI's international businesses. Mr. Eidenberg is currently a director of several private companies. Mr. Eidenberg holds a Ph.D. and a Master of Arts degree from Northwestern University and a Bachelor of Arts degree from the University of Wisconsin.

        Paul E. McBride was Vice President of Finance & Administration, Chief Financial Officer and Secretary until December 31, 2001, at which time he resigned as an employee. Prior to joining Internap in 1996, he was Vice President of Finance and Operations at ConnectSoft from February 1995 to March 1996. From December 1992 to January 1995, he served as Chief Financial Officer and Vice President of Finance at PenUltimate, Inc., a software developer. Mr. McBride holds a Bachelor of Arts in Economics and a Bachelor of Science in Finance from the University of Colorado, and holds a Master of Business Administration from the University of Southern California.

        John Scanlon was Vice President, Finance as of December 31, 2001 and is the current Vice President of Finance & Administration, Chief Financial Officer and Secretary. Since joining Internap in 1999, Mr. Scanlon has also served as Vice President, Service Planning, Director of Carrier Relations and Vice President of Product Marketing. Prior to joining Internap, Mr. Scanlon served as the President of Flat Rate Communications, Inc., which was acquired by Viatel. Mr. Scanlon continued on as a General Manager of Viatel after the acquisition. Prior to his work with Flat Rate, Mr. Scanlon spent over a decade at MCI Telecommunications as its Vice President and Director of Strategic Development, Director of Business Development and Director of Finance and Information Systems. Mr. Scanlon holds a Master in Business Administration with honors from St. Mary's College and a Bachelor of Science in Business Administration, Financial Management from Oregon State University.

        David T. Benton was Vice President, Employee Services as of December 31, 2001 and is the current Vice President, Service Delivery. Since joining Internap in 1999, Mr. Benton has also served as Director of Engineering Services. Prior to joining Internap, Mr. Benton held various positions at Nordstrom, Inc. from 1987 to 1999, including Strategic Planning Manager for the Executive Committee from 1998 to 1999 and Director of Application Development from 1992 to 1998. Mr. Benton holds a Bachelor in Business Administration, magna cum laude, and a Master of Business Administration, both from the University of Washington.

        Robert Gionesi is Vice President of Sales. Prior to joining Internap in 1998, Mr. Gionesi was Director of Sales for MCI's Commercial Global account segment in New York City where he was responsible for the sales and technical management of MCI's largest accounts. Prior to MCI, Mr. Gionesi held numerous senior sales positions at AT&T, including Regional Technical Manager, District Sales Manager and Senior Staff Manager for the Regional Vice President. Mr. Gionesi has a degree in Business Communications from Adelphi University in Garden City, New York and a Master of Science in Telecommunications and Computing Management from Polytechnic University in Brooklyn, New York.

        Sandra Manougian was Vice President, Service Delivery as of December 31, 2001 and is the current Vice President of Sales for the Western Region. Ms. Manougian joined Internap in June 1998 as the Regional Vice President of Sales for the Central Northwest territory. Prior to joining Internap, Ms. Manougian spent 16 years with MCI in various positions in Global Account Sales, Technical Consulting, Network Engineering, Network Planning, and Network & Field Operations. Ms. Manougian holds a Bachelor of Science in Business Administration from Seattle City University.

        Ali Marashi is Vice President, Technical Services, which includes responsibility for network and colocation operations. Since joining Internap in 2000, Mr. Marashi has also served as Vice President of Engineering, Director of Network Technology and Director of Backbone Engineering. Prior to joining Internap, Mr. Marashi was a lead Network Engineer for Networks and Distributed Computing at the University of Washington from July 1997 to March 2000, where he was responsible for senior-level design, development, and technical leadership and support for all networking initiatives and operations. Prior to that, Mr. Marashi was co-founder and Vice President of Engineering for interGlobe Networks, Inc., a TCP/IP consulting firm from 1995 to July 1997. Mr. Marashi holds a Bachelor of Science in Computer Engineering from the University of Washington.

ITEM 2. PROPERTIES.

        As of December 31, 2001, our executive offices are located in Seattle, Washington and consist of approximately 74,100 square feet that are leased under an agreement that expires in 2003. We lease facilities for our network operations center, sales offices and service points in a number of metropolitan areas and specific cities. We believe our existing facilities, including the additional space, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

        From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        Our common stock is traded on the Nasdaq Stock Market under the symbol "INAP." Public trading of the common stock commenced on September 29, 1999. Prior to that time, there was no public market for our common stock. The table below sets forth the high and low bid price for our common stock for the periods indicated as adjusted for our 100% share dividend paid on January 7, 2000 to stockholders of record on December 27, 1999:

	High	Low
Year Ended December 31, 2001:
Fourth Quarter	$1.50	$0.80
Third Quarter	3.05	0.85
Second Quarter	3.75	0.77
First Quarter	10.25	1.31
Year Ended December 31, 2000:
Fourth Quarter	30.88	4.75
Third Quarter	54.25	24.00
Second Quarter	50.13	23.63
First Quarter	111.00	45.06

        As of February 28, 2002 the number of stockholders of record of our common stock was 1,407. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 1999, 2000 and 2001, and the selected balance sheet data as of December 31, 2000 and 2001 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 1997 and 1998, and the selected balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited financial statements that are not included in this annual report on Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Revenues	$1,045	$1,957	$12,520	$69,613	$117,404
Costs and expenses:
Direct cost of network	832	1,990	17,848	62,465	98,915
Customer support	8	666	5,796	20,320	21,480
Product development	389	754	3,876	11,924	12,233
Sales and marketing	261	2,822	17,519	35,390	38,151
General and administrative	668	1,734	7,335	32,962	44,491
Depreciation and amortization	297	736	4,808	20,522	48,550
Amortization of goodwill and other intangible assets	—	—	—	54,334	38,116
Amortization of deferred stock compensation	—	205	7,569	10,651	4,217
Restructuring costs	—	—	—	—	64,096
Impairment of goodwill and other intangible assets	—	—	—	—	195,986
In-process research and development	—	—	—	18,000	—

Total operating costs and expenses	2,455	8,907	64,751	266,568	566,235

Loss from operations	(1,410)	(6,950)	(52,231)	(196,955)	(448,831)

Other income (expense):
Interest income (expense), net	(199)	(23)	2,314	11,498	(1,272)
Loss on investments	—	—	—	—	(26,345)
Loss on sales and retirements of property and equipment	—	—		—	(2,714)

Total other income (expense)	(199)	(23)	2,314	11,498	(30,331)

Net loss	$(1,609)	$(6,973)	$(49,917)	$(185,457)	$(479,162)

Basic and diluted net loss per share	$(0.24)	$(1.04)	$(1.31)	$(1.30)	$(3.19)

Weighted average shares used in computing basic and diluted net loss per share(1)	6,666	6,673	37,994	142,451	150,328

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,770	$275	$205,352	$153,965	$82,306
Total assets	5,987	7,487	245,546	650,110	284,977
Notes payable and capital lease obligations, less current portion	240	2,342	14,378	27,646	16,448
Series A convertible preferred stock	—	—	—	—	86,314
Total stockholders' equity (deficit)	4,829	(436)	210,500	531,953	66,169

(1)
See note 2 of notes to financial statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our 35 service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. Our customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to our high quality of service, we generally price our services at a premium to providers of conventional Internet connectivity services. We expect to remain a premium provider of high quality Internet connectivity services and anticipate continuing our pricing policy in the future. We believe customers will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for high quality service.

        The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

        The forward-looking information set forth in this Annual Report on Form 10-K is as of February 28, 2002, and Internap undertakes no duty to update this information. Should events occur subsequent to February 28, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 30 of this Form 10-K.

Critical Accounting Policies and Estimates

        Our discussion and analysis of Internap's financial condition and results of operations are based upon the consolidated financial statements of Internap Network Services Corporation, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, investments, intangible assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of Internap's consolidated financial statements.

        We review the creditworthiness of our customers routinely. If we determine that collection of service revenues is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. If the financial condition of our customers were to deteriorate, additional allowances may be required.

        We classify our marketable securities for which there is a determinable fair value as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income. The fair values of investments are determined based on quoted market prices for those securities. The cost of securities sold is based on the specific identification method. We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. Realized gains and losses and declines in value of securities judged to be other than temporary are recorded as a component of losses on investments.

        We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if the Internap has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2001 we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan, Internap Japan. We record our proportional share of the losses of our investee one month in arrears. We record our investment in our equity method investee on the consolidated balance sheets as a component of non-current investments and our share of the investee's losses as loss on investment on the consolidated statements of operations.

        When circumstances warrant, we may elect to exit certain business activities or change the manner in which it conducts ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management's best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management's estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to material changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect the results of operations.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Since inception we have recorded a valuation allowance equal to our net deferred tax assets. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

        Management monitors its network service commitments with its network service providers. When management determines that a service commitment will not be achieved through the ordinary course of business and the service provider is not expected to provide relief from the commitment, management records an expense to the direct costs of network and a liability for the estimated shortfall. If we are unable to continue increasing our base of customers or if our customer base decreases, we may experience a deterioration of our operating margins.

Impairment and Restructuring Costs

        On February 28, 2001 and September 24, 2001, we announced two restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of these restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long term contractual obligations that extend beyond 2002.

        During the first quarter of 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core collocation development personnel. Through the third quarter of 2001, the macroeconomic slowdown continued and management further reduced revenue projections for the business. As a result, on September 4, 2001, management approved a restructuring plan that reflected decisions to further reduce the cost structure and improve the operating efficiency of the business.

        The following table displays the activity and balances for restructuring and asset impairment activity for 2001 (in millions):

	Charge		Cash Reductions		Non-cash Write-downs	Non-cash Plan Adjustments	December 31, 2001 Reserve
Restructuring costs
Real estate obligations	$60.0	(a)	$(14.7	)(a)	$(3.7)	$(7.0)	$34.6
Employee separations	3.3		(3.2)		—	—	0.1
Network infrastructure obligations	6.3		(1.9)		(1.0)	(0.7)	2.7
Other	2.0		(0.1)		—	—	1.9

Total restructuring costs	71.6		(19.9)		(4.7)	(7.7)	39.3

Asset impairments
Goodwill	176.1		—		(176.1)	—	—
Assembled workforce	1.5		—		(1.5)	—	—
Trade name and trademarks	2.2		—		(2.2)	—	—
Completed real estate leases	14.8		—		(14.8)	—	—
Customer relationships	1.4		—		(1.4)	—	—

Total asset impairments	196.0		—		(196.0)	—	—

Total	$267.6		$(19.9)		$(200.7)	$(7.7)	$39.3

(a)
Includes the use of $6.0 million in restricted cash related to payment of a lease deposit on our corporate office space.

        Of the $71.6 million recorded during 2001 as restructuring reserves, approximately $50.7 million related to the direct cost of network, $1.1 million related to customer support, $0.3 million related to product development, $1.5 million related to sales and marketing and $18.0 million related to general and administrative costs.

Real Estate Obligations

        The restructuring plan requires us to abandon certain real estate leases and properties not in use and, based on the restructuring plan, will not be utilized by us in the future. Also included in real estate obligations is abandonment of certain collocation license obligations. Accordingly, we recorded restructuring costs of $60.0 million, which are estimates of losses in excess of sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms, expiring through 2015. We determined this cost based upon our estimate of anticipated sublease rates and time to sublease the facility. Should rental rates decrease in these markets or should it take longer than expected to sublease these properties, actual loss could exceed this estimate.

        During the fourth quarter 2001, we reduced our restructuring liability by $7.0 million. This reduction was due to favorable settlements to terminate the leases on three unbuilt colocation properties and renegotiation of an obligation on terms favorable to our original restructuring estimates, both of which occurred during the fourth quarter of 2001.

Employee Separations

        During 2001, 313 employees were involuntarily terminated. Employee separations occurred in all Internap departments. The majority of the costs related to the termination of employees were paid during 2001.

Network Infrastructure Obligations

        The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future per the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated that will continue in the future with no economic benefit, or penalties to be incurred to cancel the related contractual obligations.

Asset Impairments

        On June 20, 2000, we completed the acquisition of CO Space, which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill.

        On February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core collocation development personnel. Consequently, financial projections for the business were lowered and, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

Business Combinations

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

        As a result of the VPNX acquisition, we recorded a total of $67.9 million of goodwill and other intangible assets. Through December 31, 2001, the goodwill and other intangible assets are being amortized to expense over their useful lives, which are estimated to be three years, resulting in an expense of $9.4 million and $22.7 million for the years ended December 31, 2000 and 2001 respectively. We also recorded an expense of $18.0 million related to acquired in-process research and development costs for the year ended December 31, 2000. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses. Furthermore the technologies associated with the acquired in-process research and development did not have a proven market and are sufficiently complex so that the probability of completion of a marketable service or product could not be determined. The fair value of the acquired in-process research and development was determined using the income approach, which estimates the expected cash flows from projects once commercially viable and discounts expected future cash flows to present value. The percentage of completion for each project was determined based upon time and costs incurred on the project in addition to the relative complexity. The percentages of completion varied by individual project and ranged from 25% to 70%. The discount rate of 35% used in the present value calculation was derived from an analysis of weighted average costs of capital, weighted average returns on assets and venture capital rates of returns adjusted for the specific risks associated with the in-process research and development expense. The development of the acquired technologies remains a significant risk as the nature of the efforts to develop the acquired technologies into commercially viable services consists primarily of planning, designing and testing activities necessary to determine that the products can meet customer expectations.

Results of Operations

        Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as collocation, content distribution, server management and installation services. We also offer T-1 and fractional DS-3 connections only at fixed rates. We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

        Direct cost of network is comprised of the costs for connecting to and accessing Internet backbone providers and competitive local exchange providers, costs related to operating and maintaining service points and data centers and costs incurred for providing additional third-party services to our customers. To the extent a service point is located a distance from the respective Internet backbone providers, we may incur additional local loop charges on a recurring basis.

        Customer support costs consist primarily of employee compensation costs for employees engaged in connecting customers to our network, installing customer equipment into service point facilities, and servicing customers through our network operations center. In addition, facilities costs associated with the network operations center are included in customer support costs.

        Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. Costs associated with internal use software are capitalized when the software enters the application development stage until implementation of the software has been completed. All other product development costs are expensed as incurred.

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

        Since inception, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the deemed fair value of our common stock on the date options were granted and the exercise price. In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed. These amounts are included as a component of stockholders' equity and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28. We recorded amortization of deferred stock compensation in the amount of $7.6 million, $10.7 million and $4.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, we had a total of $4.4 million remaining to be amortized over the corresponding vesting periods of the stock options.

        The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate its prospects. We have only been in existence since 1996, and our services are only offered in limited regions. We have incurred net losses in each quarterly and annual period since our inception, and as of December 31, 2001, our accumulated deficit was $724.1 million.

        The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Year Ended December 31,
	1999	2000	2001
Revenues	100%	100%	100%

Costs and expenses:
Direct cost of network	143%	90%	84%
Customer support	46%	29%	18%
Product development	31%	17%	10%
Sales and marketing	140%	51%	32%
General and administrative	59%	47%	38%
Depreciation and amortization	38%	30%	41%
Amortization of goodwill and other intangible assets	0%	78%	33%
Amortization of deferred stock compensation	60%	15%	4%
Restructuring costs	0%	0%	55%
Impairment of goodwill and other intangible assets	0%	0%	167%
In-process research and development	0%	26%	0%

Total operating costs and expenses	517%	383%	482%

Loss from operations	(417)%	(283)%	(382)%

Other income (expense):
Interest income (expense), net	18%	17%	(1)%
Loss on Investment	0%	0%	(23)%
Loss on sales and retirements of property and equipment	0%	0%	(2)%

Total other income (expense)	18%	17%	(26)%

Net loss	(399)%	(266)%	(408)%

Years Ended December 31, 2001 and 2000

        Revenues.    Revenues for the year ended December 31, 2001, increased by 69% to $117.4 million, up from $69.6 million, for the year ended December 31, 2000. The increase during 2001 was primarily driven by increased connectivity service revenues, accounting for 70% of the increase, which reflects a full year of operations at the 17 service points that were opened during 2000, 6 additional service points deployed during 2001 and an increase in our overall customer base across all 35 service points. Of the remaining 30% of the increase, 10% can be attributable to collocation services and the remaining 20% of the revenue increase stems from revenues generated from our other products and services, including facilities charges, CDN services, and collocation services, as well as contract termination revenues collected from customers that discontinued service during the year. We expect revenues to continue to increase during 2002 and the composition of that increase to be consistent with the revenue increase experienced during 2001.

        Direct Cost of Network.    Direct cost of network increased 58% to $98.9 million from $62.5 million during the years ended December 31, 2001 and 2000, respectively. The increase of $36.4 million recognized during 2001 reflects increased costs relating to our service point facility costs for providing collocation services to our customers, representing 49% of the increase and our connections to the Internet backbone providers, representing 43% of the increase. Both collocation facility costs and connectivity costs vary dependent on customer demands and pricing variables and are expected to increase during 2002 due to additions of new customers, however, we expect that the increase will be at a rate less than overall revenue growth.

        Customer Support.    Customer support costs increased 6% to $21.5 million from $20.3 million during the years ended December 31, 2001 and 2000, respectively. The increase of $1.2 million was primarily driven by increases in compensation and facility costs which increased costs 14% and 6% during the current year, respectively, offset by consultant, travel and entertainment and other costs which decreased current year costs 8%, 5%, and 1%, respectively. Customer support costs are expected to increase at levels consistent with the prior year as a result of expected increases in our customer base and increases in product and service offerings.

        Product Development.    Product development costs increased 3% to $12.2 million from $11.9 million during the years ended December 31, 2001 and 2000, respectively. The increase of $0.3 million reflects increases in facilities and compensation costs which increased costs 9% and 1%, respectively, offset by decreases in consultant and other costs which reduced costs by 5% and 2%, respectively. We anticipate future product development costs to remain consistent with those noted during the current period.

        Sales and Marketing.    Sales and marketing costs increased 8% to $38.2 million up from $35.4 million during the years ended December 31, 2001 and 2000, respectively. The current period increase can be primarily attributed to a marketing and advertising campaign launched, conducted and terminated during 2001. Sales and marketing expenses should remain consistent with the current period or trend lower in future periods as planned marketing and advertising efforts are focused on defined customer markets and have been designed to be carried out at a lower cost than the campaign conducted during 2001.

        General and Administrative.    General and administrative costs increased 35% to $44.5 million up from $33.0 million during the years ended December 31, 2001 and 2000, respectively. The increase of $11.5 million was primarily driven by increased tax, facilities, and bad debt expenses which increased costs by 12%, 11% and 10%, respectively. Other costs, net of certain cost reductions, increased current period costs 2%. We anticipate general and administrative costs will trend downward during 2002 as a result of cost savings measures taken during the current period.

        Depreciation and Amortization.    Depreciation and amortization increased 137% to $48.6 million up from $20.5 million during the years ended December 31, 2001 and 2000, respectively. The increase is primarily attributable to increased depreciation and amortization expense relating to network and service point assets, representing 78% of the increase. The increase in depreciation and amortization is due to the deployment of 17 service points during 2000 resulting in a full year of depreciation during 2001. Depreciation and amortization is expected to remain consistent going forward as network assets that become technologically obsolete or reach the end of their estimated useful lives will be replaced with newer assets. Our current plans do not require the deployment of significant additional capital assets during 2002.

        Other Income (Expense).    Other income (expense) consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other income (expense), net, decreased from other income of $11.5 million for the year ended December 31, 2000 to other expense, of $30.3 million for the year ended December 31, 2001. This decrease was primarily due to losses incurred on our investments in 360 Networks and Aventail of $14.5 million and $4.8 million, respectively, and the provision we recorded on a note receivable of $6.0 million. We expect other expenses to decrease going forward as we do not hold investments or notes receivable similar to those that generated losses during the current year.

Years Ended December 31, 2000 and 1999

        Revenues.    Revenues for the year ended December 31, 2000, increased by 457% to $69.6 million, up from $12.5 million for the year ended December 31, 1999. The increase in Internet connectivity revenues was attributable to the increased sales at our existing service points and the opening of 17 additional service points during 2000, resulting in a total of 29 operational service points at December 31, 2000, as compared to 12 service points at December 31, 1999.

        Direct Cost of Network.    Direct cost of network increased 251% to $62.5 million, up from $17.8 million during the years ended December 31, 2000 and 1999, respectively. The increase of $44.7 million recognized during 2000 reflects increased costs relating to our connections to the Internet backbone providers, representing 80% of the increase, and increased costs relating to our service point facility costs for providing collocation services to our customers, representing 15% of the increase. Both connectivity and facilities costs vary dependent on customer demands and pricing variables.

        Customer Support.    Customer support costs increased 250% to $20.3 million from $5.8 million during the years ended December 31, 2000 and 1999, respectively. The increase of $14.5 million was primarily driven by increases in compensation, representing 68% of the increase, consulting expenses, representing, 10% of the increase, and facility costs, representing 9% of the increase.

        Product Development.    Product development costs increased 205% to $11.9 million from $3.9 million during the years ended December 31, 2000 and 1999, respectively. The increase of $8.0 million reflects increases in compensation, representing 73% of the increase, and consultants and contract labor, representing 12% of the increase.

        Sales and Marketing.    Sales and marketing costs increased 102% to $35.4 million up from $17.5 million during the years ended December 31, 2000 and 1999, respectively. The increase of $17.9 million reflects increases in compensation, representing 75% of the increase, and marketing and advertising costs, representing 6% of the increase.

        General and Administrative.    General and administrative costs increased 352% to $33.0 million up from $7.3 million during the years ended December 31, 2000 and 1999, respectively. The increase of $25.7 million reflects increases in compensation, representing 35% of the increase, professional fees, representing 17% of the increase, and facility costs, representing 16% of the increase. Increases in bad debt expense represent 6% of the increase in general and administrative costs.

        Depreciation and Amortization.    Depreciation and amortization increased 327% to $20.5 million up from $4.8 million during the years ended December 31, 2000 and 1999, respectively. The increase of $15.7 million is primarily attributable to increased depreciation and amortization expense relating to the deployment of network and service point assets, representing 83% of the increase.

        Other Income (Expense).    Other income (expense) consists of interest income, interest and financing expense and other non-operating expenses. Total other income (expense) increased from other income, net of $2.3 million for the year ended December 31, 1999, to other income, net of $11.5 million for the year ended December 31, 2000. The increase of $9.2 million was primarily due to interest income earned on the proceeds from our private equity financings and our initial and follow-on public offerings.

Provision for Income Taxes

        We have incurred operating losses from inception through December 31, 2001. We have recorded a valuation allowance for the full amount of our net deferred tax assets, due to the uncertainty of our ability to realize those assets in future periods.

        As of December 31, 2001, we had net operating loss carry forwards of approximately $343.0 million, capital loss carry forwards of approximately $13.0 million and tax credit carry forwards of approximately $1.0 million. Due to limitations imposed by provisions of the Internal Revenue Code upon certain substantial changes in our ownership, approximately $158.0 million of the aggregate net operating loss and capital loss carry forwards and $1.0 million of the tax credit carry forwards will not be utilized. Loss carry forwards of approximately $198.0 million are available to reduce future taxable income and expire at various dates beginning in 2006, and the amount that could be utilized annually in the future to offset taxable income will be limited.

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2001, 2000 and 1999

Net Cash Used in Operating Activities

        Net cash used in operating activities was $123.0 million for the year ended December 31, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $153.5 million, a decrease in accounts payable of $8.5 million, a decrease in deferred revenue of $2.2 million and a decrease in accrued liabilities of $3.1 million. These uses of cash were partially offset by decreases in receivables of $0.7 million and accrued restructuring costs of $39.3 million. The decreases in accounts payable and accrued liabilities are a result of our efforts to streamline operations during 2001, resulting in lower monthly operating costs in the final quarter of 2001. The accounts receivable decrease is largely a result of improved collections during 2001. Days sales outstanding was 62 days at December 31, 2000 and reached 65 days during the first half of 2001, ending 2001 at 45 days. The decrease in prepaid expenses is due to our focus on cash flow during 2001 and a related reduction in prepayment activities.

        Net cash used in operating activities was $95.1 million for the year ended December 31, 2000 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $80.0 million, an increase in accounts receivable of $17.3 million, an increase in prepaid expenses and other assets of $7.4 million and a decrease in accounts payable of $5.3 million. These uses of cash were partially offset by a $4.0 million increase in deferred revenue and a $10.9 million increase in accrued liabilities. The increase in accounts receivable was primarily related to the overall growth in the business during 2000 as total revenue for the year increased by $57.1 million compared to 1999, an increase of 456%. The increase in accounts payable, prepaid expense and accrued liabilities was a result of significant growth in operating expenses as we deployed more service points and expanded into new geographical markets.

        Net cash used in operating activities was $33.8 million for the year ended December 31, 1999 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $36.8 million, a increase in accounts receivable of $3.5 million, a increase in prepaid expenses and other assets of $1.8 million, an increase in accounts payable of $6.0 million and an increase in accrued liabilities of $2.5 million. During 1999, we were expanding the business to reach new geographic markets. As a result, receivables, prepaid expenses and other assets, accounts payable and accrued liabilities increased as we added new customers and the operating expenses related to expansion increased.

Net Cash Provided by (Used In) Investing Activities

        Net cash provided by investing activities was $12.3 million for the year ended December 31, 2001 and was primarily from proceeds of $62.0 million received on the redemption or maturity of investments and $6.1 million received from restricted cash related to a real estate settlement of a corporate office facility. As part of the settlement, the lessor was paid from a restricted cash deposit. Cash provided from investing activities was offset by $32.1 million used for purchases of property and equipment and $22.7 million used to purchase investments. The purchases of property and equipment primarily represent leasehold improvements and infrastructure purchases for our collocation facilities that were not financed through lease facilities. The majority of the cash paid for purchases of property and equipment occurred during the first two quarters of 2001 to complete certain collocation facilities under construction during 2000. In connection with the restructuring plan adopted by management during February 2001, capital spending for new collocation facilities was significantly reduced.

        On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. The investment in the joint venture is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." Subsequent to December 31, 2001, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest. We expect this additional capital contribution to fund the partnership through the remainder of 2002.

        Net cash used in investing activities was $106.2 million for the year ended December 31, 2000 and was primarily related to $161.1 million used to purchase investments, $57.7 million used to purchase property and equipment, $12.2 million used in the purchase of CO Space, Inc. and VPNX.com during 2000 (net of cash acquired) and $8.5 million used to support restricted cash balances required in certain real estate transactions. The use of cash was partially offset by $132.8 million redemption of investments. Note that the purchase of property and equipment represents leasehold improvements and infrastructure purchases for our collocation facilities that were not financed through lease facilities.

        During 2000, pursuant to an investment agreement among Internap, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc., we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. During 2001 we liquidated our entire investment in 360networks for cash proceeds of $2.2 million and recognized a loss on investment totaling $14.5 million.

        Also during 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Because Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During the second quarter of 2001, we concluded based on available information, specifically Aventail's most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result during June 2001, we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 30, 2001.

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

        Net cash used in investing activities was $68.0 million for the year ended December 31, 1999 and was primarily related to $65.2 million used to purchase investments and $12.9 million used to purchase property and equipment. The use of cash was partially offset by $10.0 million received on the redemption or maturity of investments.

Net Cash Provided by (Used In) Financing Activities:

        Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of December 31, 2001 we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our equity securities.

        Net cash provided by financing activities for the year ended December 31, 2001 was $72.1 million, primarily related to a $95.6 million issuance of Series A convertible preferred stock (net of $5.4 million in issuance costs) and $2.2 million proceeds from the issuance of common stock and the exercise of stock options. Net cash provided by financing activities was offset by $23.4 million in payments on capital leases and $2.3 million paid on a note payable. Net proceeds from financing activities were primarily used to fund operating losses during 2001 and, to a lesser extent, for purchases of property and equipment.

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

        Upon the liquidation, dissolution, merger or other event in which existing stockholders own less than 50% of the post-event voting power holders of Series A convertible preferred stock are entitled to be paid out of existing assets an amount equal to $32.00 per share prior to distributions to holders of common stock. Upon completion of distribution to holders of Series A convertible preferred stock, remaining assets will be distributed ratably between holders of Series A convertible preferred stock and holders of common stock until holders of Series A convertible preferred stock have received an amount equal to three times the original issue price.

        We received net proceeds of $95.6 million from the issuance of the Series A convertible preferred stock and allocated $86.3 million to the Series A convertible preferred stock and $9,321,000 to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance (September 14, 2001) pursuant to Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that among other considerations was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a valuation using the Black Scholes model and the following assumptions: exercise price $1.48256; no dividends; term of 5 years; risk free rate of 3.92%; and volatility of 80%.

        We paid $23.4 million under capital lease agreements, primarily to Cisco Systems Capital. Capital equipment leases have been used since inception to finance the majority of our networking equipment located in our service points other than leasehold improvements related to our collocation facilities. Approximately $60.5 million of networking equipment has been purchased under capital leases from inception through December 31, 2001.

        Net cash provided from financing activities for the year ended December 31, 2000 was $148.3 million, primarily from the issuance of $145.2 million of common stock, $8.5 million drawn under a revolving line of credit and $6.3 million in proceeds from the exercise of common stock options and warrants partially offset by $12.4 million in payments on capital lease and note payable obligations.

        On April 6, 2000, 8,625,000 shares of our common stock were sold in a public offering at a price of $43.50 per share. Of these shares, 3,450,000 were sold by us and 5,175,000 shares were sold by selling stockholders. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. Our proceeds from the offering were $142.9 million, net of underwriting discounts and commissions of $7.1 million.

        Net cash provided from financing activities for the year ended December 31, 1999 was $256.7 million, primarily related to $221.6 received from the issuance of common stock (net of issuance costs), $32.0 million received from the exercise of warrants to purchase preferred stock, $4.2 million received from an equipment note and $1.1 million in proceeds from a stockholder loan offset primarily by a $1.1 million repayment of the stockholder loan and $2.2 million used for capital lease payments.

        During October 1999, we sold 19,000,000 shares of our common stock at an initial public offering price of $10.00 per share resulting in net proceeds of $176.7 million. Also during October 1999, in connection with our initial public offering, the underwriters exercised their over allotment option, resulting in the sale of an additional 2,850,000 shares of our common stock at $10.00 per share for additional net proceeds of $26.5 million. Upon the closing of our initial public offering, all shares of outstanding preferred stock converted into 98,953,050 shares of common stock.

        Concurrent with the closing of our initial public offering on October 4, 1999, we sold 2,150,537 shares of common stock to Inktomi Corporation for $9.30 per share, resulting in proceeds of $19.0 million. In conjunction with this investment, we issued a warrant to Inktomi to purchase 1,075,268 shares of our common stock at an exercise price of $13.95 per share. On November 24, 1999, Inktomi exercised 50% of these warrants through a cashless exercise, resulting in the issuance of 397,250 shares of our common stock to Inktomi. The unexcercised warrants under this grant expired during 2001.

Liquidity

        We have experienced significant net operating losses since inception. During fiscal 2001, we incurred net losses of $479.2 million and used $123.0 million of cash in our operating activities. Management expects operating losses and negative cash flows will continue through December 31, 2002. We have decreased the size of our workforce by 313 employees, or 40% as compared to the number of employees at December 31, 2000, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash and investments are adequate to fund our operations through December 31, 2002. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements through December 31, 2002. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

        Our cash requirements through the end of 2002 are primarily to fund operations, restructuring outlays, payments to service capital leases and capital expenses.

        With a slowdown in the macroeconomic environment during 2001, we have been focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenue. On February 28, 2001 and September 24, 2001, we announced two restructurings of the business. Under the restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and to streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of our restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long-term contractual obligations related to real estate obligations that extend through 2015.

        Subject to timely and successful implementation, we expect the cash savings from our restructuring plan to yield cash savings of approximately $30.7 million annually. Through December 31, 2001, approximately $17.6 million in annualized cost savings have been realized, primarily through employee terminations and the elimination of a corporate office lease obligation. In addition to the cost savings contemplated in the restructuring plan, management has been focused on reducing our cost structure through a number of other cost saving initiatives including the renegotiation of certain vendor agreements and optimization of our network resources. The combination of cash savings from the restructuring program and other cost saving initiatives has yielded annualized cash savings of approximately $70.0 million since the first quarter of 2001.

        Based on savings from our restructuring program and other forecasted cash savings that we believe our cash and short term investments will be sufficient to meet our cash requirements through December 31, 2002. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements through December 31, 2002.

        However, because market demand continues to be uncertain and because we are currently implementing initiatives to reduce costs, it is difficult to estimate our ongoing cash requirements. Also, our cost reduction initiatives may have unanticipated adverse effects on our business. Our ability to meet our cash requirements during 2002 also depends on our ability to decrease cash losses from continuing operations throughout the year. A portion of our planned operating cash improvement is expected to come from an increase in revenues and cash collections from customers.

Commitments and Other Obligations

        We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. The amounts in the table below captioned "Network commitments" primarily represents purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license collocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we did not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

        The following table summarizes our credit obligations and future contractual commitments (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After five years
Line of credit	$10,000	$10,000	$—	$—	$—
Notes Payable	2,992	2,038	954	—	—
Capital Lease Obligations	37,944	22,450	10,424	299	4,771
Operating leases commitments	133,615	14,730	21,991	14,767	82,127
Network commitments	129,470	51,582	74,615	2,222	1,051

Total	$314,021	$100,800	$107,984	$17,288	$87,949

        Note that the table above summarizes our most significant contractual commitments but does not represent all uses of cash that will occur in the normal course of business. For example, the summary above does not include cash used for working capital purposes, restructuring expenses or future capital purchases that would be in addition to the amounts above. See "Financial Statements" and "Consolidated Balance Sheets." Also note that the line of credit and notes payable agreements contain covenants that could accelerate the payment schedule in the event of a default.

Credit Facilities

        At December 31, 2001 we had a revolving line of credit of $10.0 million and had drawn all available amounts under the facility. After December 31, 2001, the line was renewed and allows us to borrow an additional $5.0 million, up to $15.0 million in aggregate. The renewed facility expires on December 31, 2002. Our ability to maintain the drawn amount under the line of credit at current levels and have access to the additional $5.0 million depends on a number of factors including the level of eligible receivable balances and liquidity. The facility allows advances equal to the greater of 80% of eligible accounts receivable or 25% of cash and short-term investments, whichever is greater. The facility also contains financial covenants that require us to grow revenues, limit the cash losses, and require minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also has the ability to demand repayment in the event, in their view, there has been a material adverse change in our business. At December 31, 2001, we were in compliance with the financial covenants. Payments are interest only with the full principal due at maturity unless the facility is renewed.

Preferred Stock

        As discussed under the description of financing activities, we received net proceeds of $95.6 million during 2001 from the sale of preferred stock. Among other things, the preferred stock purchase agreement establishes restrictions on the amount of new debt that we can incur without specific preferred stockholder approval. If we should, in the future, decide to obtain additional debt to improve our liquidity, there can be no assurance that preferred stockholder approval could be obtained.

Lease facilities

        Since our inception, we have financed the purchase of network routing equipment using capital leases. The present value of these the capital lease payments are $37.9 million at December 31, 2001, with $22.4 million to be paid during 2002. We have fully utilized available funds under our lease facilities. We are currently in negotiations to make additional credit available under a master lease agreement with an equipment vendor. While we expect the credit facility to increase to accommodate expected network equipment purchases, there can be no assurance that this will occur. See "Liquidity—Commitments and Other Obligations" for a summary of lease obligations.

Recent Accounting Pronouncements

        During June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS No.141), which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We do not anticipate that our adoption of SFAS No. 141 will materially impact our financial position, results from operations or cash flows.

        During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The adoption SFAS No. 142 will have a positive impact on our results of operations totaling $22.6 million and $13.2 million for the years ended December 31, 2002 and 2003 compared to previously existing accounting guidance due to the cessation of amortization of goodwill. Furthermore, as existing goodwill will no longer be amortized, but will be subject to impairment tests at least annually. We do not anticipate that our adoption of SFAS No. 142 will materially impact our cash flows.

        During June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We do not anticipate that our adoption of SFAS No. 143 will materially impact our financial position, results from operations or cash flows.

        During August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not anticipate that our adoption of SFAS No. 144 will materially impact our financial position, results from operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $2.8 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity-method and to date we have recognized $1.2 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

        The remaining portion of our investment portfolio, with a fair value of $18.8 million as of December 31, 2001, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

        As of December 31, 2001, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of December 31, 2001, we believe the reported amounts of cash and cash equivalents, investments and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

        Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

RISK FACTORS

        We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Annual Profitability.    We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $49.9 million, $185.5 million and $479.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. As of December 31, 2001, our accumulated deficit was $724.1 million. We expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for up to the next 24 months, and we may never become profitable.

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

        Our Actual Quarterly Operating Results May Disappoint Analysts' Expectations, Which Could Have a Negative Impact on Our Stock Price.    Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations. Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases in our quarterly revenues for the quarters ended December 31, 2000 through December 31, 2001, have varied between (0.4)% and 32.8%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 183.9% and 1,040.7%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license collocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

        Pricing Pressure Could Decrease Our Market Share and Threaten the Profitability of Our Business Model.    We face competition from competitors along several fronts (more fully described below), including price competition. Increased price competition and other related competitive pressures could erode our market share, and significant price deflation could threaten the profitability of our business model. We currently charge, and expect to continue to charge, more for our Internet connectivity services than our competitors. By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Because we rely on

Internet backbone providers in delivering our services and have agreed with some of these providers to purchase their services without regard to the amount we resell to our customers, we may not be able to offset the effects of competitive price reductions even with an increase in the number of our customers, higher revenues from enhanced services, cost reductions or otherwise. In addition, we believe the Internet connectivity industry is likely to encounter further consolidation in the future. Consolidation could result in increased pressure on us to decrease our prices. Furthermore, the recent downturn in the U.S. economy has resulted in many companies who require Internet connectivity to reevaluate the cost of such services. We believe that a prolonged economic downturn could result in existing and potential customers being unwilling to pay for premium Internet connectivity services, which would harm our business.

        If We Are Unable to Continue to Receive Services from Our Backbone Providers, or Receive Their Services on a Cost-Effective Basis, We May Not Be Able to Provide Our Internet Connectivity Services on Profitable Terms.    In delivering our services, we rely on Internet backbones, which are built and operated by others. In order to be able to provide high performance routing to our customers through our service points, we must purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis or on otherwise favorable terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms. Currently, in each of our domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Intermedia Communications, Qwest Communications International, Sprint Internet Services, UUNET Technologies (a Worldcom company) and Verio (an NTT Communications Corporation). We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, we may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we locate our service points.

        Competition from More Established Competitors Who Have Greater Revenues Could Decrease Our Market Share.    The Internet connectivity services market is extremely competitive, and there are few substantial barriers to entry. We expect competition from existing competitors to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have several advantages over us as we seek to develop a greater market presence. Our competitors currently include backbone providers that provide connectivity services to us, regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers and other Internet infrastructure providers and manufacturers. In addition, Internet backbone providers may make technological developments, such as improved router technology or the introduction of improved routing protocols, that will enhance the quality of their services. We also expect to encounter additional competition from international Internet service providers as well as international telecommunications companies in the countries where we provide services.

        Competition from New Competitors Could Decrease Our Market Share.    We also believe new competitors will enter our market. These new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have been offering or expanding their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one backbone and other technologies or use alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop.

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

        We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on Timely Basis or on Terms Acceptable to Us.    The continued operation of our business requires cash for ongoing capital and operations expenditures. On September 14, 2001, we closed a private placement of units, each unit consisting of 1/20 of a share of Series A preferred stock and a warrant to purchase 1/4 of a share of common stock and raised in aggregate $101 million. Upon conversion or exercise of the outstanding shares of Series A preferred stock and warrants, we will be obligated to issue 85,568,119 shares of common stock. We expect to meet our cash requirements through December 31, 2002 with existing cash, cash equivalents, short-term investments and cash flows from sales of our services. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail capital spending and reduce expenses to ensure our cash and investments will be sufficient to meet our cash requirements through December 31, 2002. We may, however, require additional financing sooner than anticipated. In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all. Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants restricting our ability to incur further indebtedness and will likely require us to pledge assets as security for borrowings thereunder.

        Given our recent efforts to reduce our capital and operations expenditures, we do not currently contemplate any expansion of our business in the immediate future. Any such expansion would require significant capital in addition to the $101 million raised in our recent financing, and we may be unable to obtain additional financing.

        A Failure in Our Network Operations Center, Service Points or Computer Systems Would Cause a Significant Disruption in Our Internet Connectivity Services.    Although we have taken precautions against systems failure, interruptions could result from natural or human caused disasters, power loss, telecommunications failure and similar events. Our business depends on the efficient and uninterrupted operation of our network operations center, our service points and our computer and communications hardware systems and infrastructure. If we experience a problem at our network operations center, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or service points, any of which would seriously harm our business.

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

        If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail.     Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 35 operational service points and 534 full-time employees as of December 31, 2001. In addition, we had $69.6 million in revenues for the year ended December 31, 2000, compared to $117.4 million in revenues for the year ended December 31, 2001. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., Cisco Systems, Inc. and others. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

        If We Fail to Adequately Protect Our Intellectual Property, We May Lose Rights to Some of Our Most Valuable Assets.    We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary technology. Internap and P-NAP are trademarks of Internap that are registered in the United States. In addition, we have three patents that have been issued by the United States Patent and Trademark Office, or USPTO. The dates of issuance for these patents range from September 1999 through December 1999, and each of these patents is enforceable for a period of 20 years after the date of its filing. We cannot assure you that these patents or any future issued patents will provide significant proprietary protection or commercial advantage to us or that the USPTO will allow any additional or future claims. We have nine additional applications pending, two of which are continuation in patent filings. We may file additional applications in the future. Our patents and patent applications relate to our service point technologies and other technical aspects of our services. In addition, we have filed corresponding international patent applications under the Patent Cooperation Treaty. It is possible that any patents that have been or may be issued to us could still be successfully challenged by third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Further, current and future competitors may independently develop similar technologies, duplicate our services and products or design around any patents that may be issued to us. In addition, effective patent protection may not be available in every country in which we intend to do business. In addition to patent protection, we believe the protection of our copyrightable materials, trademarks and trade secrets is important to our future success. We rely on a combination of laws, such as copyright, trademark and trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In particular, we generally enter into confidentiality agreements with our employees and nondisclosure agreements with our customers and corporations with whom we have strategic relationships. In addition, we generally register our important trademarks with the USPTO to preserve their value and establish proof of our ownership and use of these trademarks. Any trademarks that may be issued to us may not provide significant proprietary protection or commercial advantage to us. Despite any precautions that we have taken, intellectual property laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technology.

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

        Because We Depend on Third Party Suppliers for Key Components of Our Network Infrastructure, Failures of These Suppliers to Deliver Their Components as Agreed Could Hinder Our Ability to Provide Our Services on a Competitive and Timely Basis.    Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our service points and our Internet backbone providers and between our service points and our customers' networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. We purchase these services and products pursuant to purchase orders placed from time to time. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected us, but these delays could affect our ability to deploy service points in the future on a timely basis. If our limited source of suppliers fails to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

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

  •
  issuance by us of equity securities that would dilute ownership of existing stockholders;

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

        Because the Internet Connectivity Market Is New and Its Viability Is Uncertain, There Is a Risk Our Services May Not Be Accepted.    We face the risk that the market for high performance Internet connectivity services might fail to develop, or develop more slowly than expected, or that our services may not achieve widespread market acceptance. This market has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of entrants. There is significant uncertainty as to whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge more for our services than do our competitors, which may affect market acceptance of our services. We believe the danger of nonacceptance is particularly acute during economic slowdowns and when there is significant pricing pressure across the Internet connectivity industry. Finally, if the Internet becomes subject to a form of central management, or if the Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between backbones, the problems of congestion, latency and data loss addressed by our Internet connectivity services could be largely resolved, and our core business rendered obsolete.

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

        Service Interruptions Caused by System Failures Could Harm Customer Relations, Expose Us to Liability and Increase Our Capital Costs.    Interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require us to spend more money adding redundant facilities. Our operations depend upon our ability to protect our customers' data and equipment, our equipment and our network infrastructure, including our connections to our backbone providers, against damage from human error or attack or "acts of God." Even if we take precautions, the occurrence of a natural disaster, attack or other unanticipated problem could result in interruptions in the services we provide to our customers.

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

        Our Network and Software Are Vulnerable to Security Breaches and Similar Threats Which Could Result in Our Liability for Damages and Harm Our Reputation.    Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins, attacks and similar disruptive problems. This could result in our liability for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attack caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers. Although we intend to continue to implement industry-standard security measures, in the past some of these industry-standard measures have occasionally been circumvented by third parties, although not in our system. Therefore, there can be no assurance that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

        Certain information required by Part III is omitted from this report on Form 10-K since we will file a definitive proxy statement for our annual meeting of stockholders, to be held on May 14, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a)
  Executive Officers

  Please refer to the section entitled "Executive Officers" in Part I, Item 1 hereof.

  (b)
  Directors

        Information required by Part III, Item 10(b), is included in our proxy statement and is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

        The following consolidated financial statements and the Report of the Independent Accountants are incorporated by reference to pages F-1 through F-34 of this Form 10-K:

        The consolidated balance sheets for the years ended December 31, 2000 and 2001, and the consolidated statements of operations, statements of stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2001, together with the notes thereto.

  (a)(2) Financial Statement Schedule.

        The Report of Independent Accountants on Financial Statement Schedule is incorporated by reference to page S-1 of this report on Form 10-K. The Valuation and Qualifying Accounts and Reserves is incorporated by reference to page S-2 of this report on Form 10-K.

  (a)(3) Index to Exhibits.

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger.
3.1		Certificate of Incorporation.
3.2		Bylaws.
10.1	**	Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers.
10.2	**•	Amended and Restated Internap Network Services Corporation 1999 Non-Employee Directors' Stock Option Plan.
10.3	**•	Form of Amended and Restated Internap Network Services Corporation 1999 Employee Stock Purchase Plan.
10.4	**•	Amended and Restated Internap Network Services Corporation 1999 Employee Stock Purchase Plan.
10.5	**•	Amended and Restated Internap Network Services Corporation 1999 Stock Option/Stock Issuance Plan.
10.6	+•	Amended and Restated Internap Network Services Corporation 1999 Equity Incentive Plan (Exhibit 10.7).
10.7	**•	Form of 1999 Equity Incentive Plan Stock Option Agreement (Exhibit 10.8).
10.8	+	Lease Agreement, dated June 1, 1996, between Registrant and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (Exhibit 10.10).
10.9	**	Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Registrant and its Executive Officers (Exhibit 10.11).
10.10	+	Amended and Restated Investor Rights Agreement, dated October 4, 1999 (Exhibit 10.17).
10.11	**	Amended and Restated Loan and Security Agreement, dated June 30, 1999, between Registrant and Silicon Valley Bank (Exhibit 10.19).
10.12	+	Master Agreement to Lease Equipment, dated January 20, 1998 between Registrant and Cisco Systems Capital Corporation, as amended on November 17, 1999 (Exhibit 10.20).
10.13	+•	Letter Agreement dated September 7, 1999 between Richard K. Cotton and Registrant (Exhibit 10.25).
10.14	**	Master Loan and Security Agreement, dated August 23, 1999 between Registrant and Finova Capital Corporation (Exhibit 10.26).
10.15	**	Common Stock and Warrant Purchase Agreement, dated September 17, 1999, between Registrant and Inktomi Corporation (Exhibit 10.27).
10.16	+	Warrant, dated December 22, 1999, issued to S.L. Partners, Inc (Exhibit 10.28).
10.17	+	Form of Warrant issued to Paul Canniff, David Cornfield, Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D. Shurtleff, Jr. and Todd Warren (Exhibit 10.29).
10.18	+	Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation.
10.19	*	Unit Purchase Agreement, dated July 20, 2001, between Registrant and certain purchasers.
10.20	*	Escrow Agreement, dated July 20, 2001, between Registrant and certain purchasers.
10.21	*	Form of Warrant.
10.22		Letter agreement, dated December 23, 2001, between Registrant and Michael Vent.

10.23	Letter agreement, dated December 12, 2001, between Registrant and Alan Norman.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*
Incorporated by reference to designated appendix included with the Company's definitive proxy statement on Schedule 14A, filed on August 10, 2001.

**
Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-84035.

+
Incorporated by reference to designated exhibit included with the Company's Registration Statement on Form S-1, File No. 333-95503.

•
Management contract or compensatory plan.

  (b) Reports on Form 8-K:

        No reports were filed on Form 8-K during the last quarter of the period covered by this report.

  (c) Exhibits. See (a) (3) above.

  (d) Financial Statement Schedule. See (a) (2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 28, 2002	By	/s/ JOHN M. SCANLON John M. Scanlon Chief Financial Officer and Vice President of Finance and Administration

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene Eidenberg and John M. Scanlon, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EUGENE EIDENBERG Eugene Eidenberg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ JOHN M. SCANLON John M. Scanlon	Chief Financial Officer and Vice President of Finance and Administration (Principal Accounting Officer)	March 28, 2002
/s/ ANTHONY C. NAUGHTIN Anthony C. Naughtin	Director	March 28, 2002
/s/ WILLIAM J. HARDING William J. Harding	Director	March 28, 2002

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 28, 2002
/s/ KEVIN L. OBER Kevin L. Ober	Director	March 28, 2002
/s/ ROBERT D. SHURTLEFF, JR. Robert D. Shurtleff, Jr.	Director	March 28, 2002

Internap Network Services Corporation

Index to Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders
of Internap Network Services Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Internap Network Services Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
March 26, 2002

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$102,160	$63,551
Short-term investments	51,805	18,755
Accounts receivable, net of allowance of $1,370 and $1,183, respectively	20,291	14,749
Prepaid expenses and other assets	3,303	2,981

Total current assets	177,559	100,036
Property and equipment, net	152,153	139,589
Restricted cash	8,515	2,432
Investments	29,090	2,794
Notes receivable, net of allowance of $0 and $6,000 respectively	6,000	—
Goodwill and other intangible assets, net of accumulated amortization of $54,334 and $32,116, respectively	268,959	36,218
Deposits and other assets, net	7,834	3,908

Total assets	$650,110	$284,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,846	$13,058
Accrued liabilities	18,483	16,727
Deferred revenue	3,491	2,747
Notes payable, current portion	2,320	2,038
Line of credit	10,000	10,000
Capital lease obligations, current portion	18,132	22,450
Restructuring liability, current portion	—	16,498

Total current liabilities	79,272	83,518
Deferred revenue	11,239	9,755
Notes payable, less current portion	2,989	954
Capital lease obligations, less current portion	24,657	15,494
Restructuring liability, less current portion	—	22,773

Total liabilities	118,157	132,494
Commitments and contingencies (Note 13)
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; no shares and 3,171 shares issued and outstanding, respectively with a liquidation preference of $0 and $101,487 respectively	—	86,314
Stockholders' equity:
Common stock, no par value and $0.001 par value, 500,000 and 600,000 shares authorized, and 148,779 and 151,294 shares issued and outstanding, respectively	—	151
Additional paid in capital	786,183	794,459
Deferred stock compensation	(11,715)	(4,371)
Accumulated deficit	(244,915)	(724,077)
Accumulated other comprehensive income	2,400	7

Total stockholders' equity	531,953	66,169

Total liabilities and stockholders' equity	$650,110	$284,977

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Twelve-month period ended December 31,
	1999	2000	2001
Revenues	$12,520	$69,613	$117,404

Costs and expenses:
Direct cost of network	17,848	62,465	98,915
Customer support	5,796	20,320	21,480
Product development	3,876	11,924	12,233
Sales and marketing	17,519	35,390	38,151
General and administrative	7,335	32,962	44,491
Depreciation and amortization	4,808	20,522	48,550
Amortization of goodwill and other intangible assets	—	54,334	38,116
Amortization of deferred stock compensation	7,569	10,651	4,217
Restructuring costs	—	—	64,096
Impairment of goodwill and other intangible assets	—	—	195,986
In-process research and development	—	18,000	—

Total operating costs and expenses	64,751	266,568	566,235

Loss from operations	(52,231)	(196,955)	(448,831)

Other income (expense):
Interest income (expense), net	2,314	11,498	(1,272)
Loss on investment	—	—	(26,345)
Loss on sales and retirements of property and equipment	—	—	(2,714)

Total other income (expense)	2,314	11,498	(30,331)

Net loss	$(49,917)	$(185,457)	$(479,162)

Basic and diluted net loss per share	$(1.31)	$(1.30)	$(3.19)

Weighted average shares used in computing basic and diluted net loss per share	37,994	142,451	150,328

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
From January 1, 1999 to December 31, 2001
(In thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Common Stock	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Par Value	Shares	Par Value						Total	Comprehensive Loss
Balances, January 1, 1999	39,291	$39	6,673	$7	$9,553	$—	$(494)	$(9,541)	$—	$(436)	$—
Issuances of Series C preferred stock, net of costs of proceeds	59,260	60	—	—	31,850	—	—	—	—	31,910	—
Issuance of common stock, net of costs of proceeds	—	—	24,000	24	220,616	—	—	—	—	220,640	—
Exercise of warrants to purchase Series B preferred stock	402	—	—	—	120	—	—	—	—	120	—
Exercise of employee stock options	—	—	2,065	2	76	—	—	—	—	78	—
Deferred compensation related to grants of stock options	—	—	—	—	24,303	—	(24,303)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	7,569	—	—	7,569	—
Value ascribed to standby credit facility warrants	—	—	—	—	536	—	—	—	—	536	—
Conversion of preferred stock to common stock	(98,953)	(99)	98,953	99	—	—	—	—	—	—	—
Cashless exercise of warrants to purchase common stock	—	—	398	—	—	—	—	—	—	—	—
Elimination of par value of common stock	—	—	—	(132)	(287,054)	287,186	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(49,917)	—	(49,917)	—

Balances, December 31, 1999	—	—	132,089	—	—	287,186	(17,228)	(59,458)	—	210,500	—
Issuance of common stock, net of costs of proceeds	—	—	3,450	—	—	141,953	—	—	—	141,953	—
Amortization of deferred stock compensation	—	—	—	—	—	—	10,651	—	—	10,651	—
Exercise of employee stock options	—	—	3,686	—	—	5,895	—	—	—	5,895	—
Issuance of Employee Stock Purchase Plan shares	—	—	350	—	—	3,237	—	—	—	3,237	—
Exercise of warrants to purchase common stock	—	—	296	—	—	443	—	—	—	443	—
Purchase of CO Space	—	—	6,881	—	—	254,951	—	—	—	254,951	—
Purchase of VPNX.com	—	—	2,027	—	—	92,232	(5,138)	—	—	87,094	—
Issuance of warrants to purchase common stock	—	—	—	—	—	286	—	—	—	286	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(185,457)	—	(185,457)	(185,457)
Unrealized gain on investments	—	—	—	—	—	—	—	—	2,400	2,400	2,400

Comprehensive loss, December 31, 2000	—	—	—	—	—	—	—	—	—	—	(183,057)

Balances, December 31, 2000	—	—	148,779	—	—	786,183	(11,715)	(244,915)	2,400	531,953
Amortization of deferred stock compensation	—	—	—	—	—	(1,893)	6,110	—	—	4,217	—
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	(1,234)	1,234	—	—	—	—
Sale of stock through the Employee Stock Purchase Plan	—	—	1,292	—	—	1,745	—	—	—	1,745	—
Exercise of employee stock options	—	—	1,223	—	—	440	—	—	—	440	—
Issuance of Common Stock warrants in conjunction with Series A financing	—	—	—	—	—	9,321	—	—	—	9,321	—
Issuance of a warrants to purchase shares of common stock to non-employees	—	—	—	—	—	48	—	—	—	48	—
Establishment of par value of common stock	—	—	—	151	794,459	(794,610)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(479,162)	—	(479,162)	(479,162)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(16,883)	(16,883)	(16,883)
Realized loss on investments	—	—	—	—	—	—	—	—	14,490	14,490	14,490

Comprehensive loss, December 31, 2000	—	—	—	—	—	—	—	—	—	—	$(481,555)

Balances, December 31, 2001	—	$—	151,294	$151	$794,459	$—	$(4,371)	$(724,077)	$7	$66,169

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(49,917)	$(185,457)	$(479,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,808	74,856	86,666
Impairment of goodwill and other intangible assets	—	—	195,986
Loss on disposal of assets	—	—	2,714
Loss on disposal of assets related to restructuring	—	—	4,714
Non-cash interest and financing expense	553	—	—
Provision for doubtful accounts	212	1,643	4,798
Provision notes receivable	—	—	6,000
Loss on write-down of investment	—	—	4,824
Loss on sale of investment security	—	—	14,490
Loss on equity-method investment	—	—	1,216
Non-cash expense related to warrants issued	—	286	48
Non-cash compensation expense	7,569	10,651	4,217
Acquired in-process research and development	—	18,000	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,531)	(17,294)	744
Prepaid expenses and other assets	(1,762)	(7,380)	4,248
Accounts payable	6,016	(5,293)	(8,477)
Deferred revenue	(262)	3,963	(2,228)
Accrued restructuring	—	—	39,271
Accrued liabilities	2,496	10,921	(3,117)

Net cash used in operating activities	(33,818)	(95,104)	(123,048)
Cash flows from investing activities:
Purchases of property and equipment	(12,905)	(57,698)	(32,094)
Sales of property and equipment	—	—	1,880
Acquisitions, net of cash acquired	—	(12,173)	—
Collection of full recourse notes assumed for outstanding common stock	—	642	—
Purchase of investments	(65,214)	(161,080)	(22,729)
Investment in equity-method investee	—	—	(2,833)
Redemption of investments	9,995	132,838	61,985
Restriction of cash related to obtaining lease lines and letters of credit	—	(8,515)	6,083
Payments for patents and trademarks	104	(207)	—

Net cash (used in) provided by investing activities	(68,020)	(106,193)	12,292
Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	—	—	95,635
Proceeds from stockholder loan	1,100	—	—
Repayment of stockholder loan	(1,100)	—	—
Proceeds from equipment financing note payable	4,237	—	—
Principal payments on equipment financing note payable	(355)	(1,442)	(2,317)
Proceeds from line of credit	900	8,475	—
Principal payments on line of credit	(25)	—	—
Principal payments on capital lease obligations	(2,186)	(11,005)	(23,356)
Proceeds from equipment leaseback financing	428	717	—
Proceeds from exercise of warrants	—	443	—
Proceeds from exercise of stock options	78	5,895	440
Proceeds from issuance of and exercise of warrants to purchase preferred stock, net of issuance costs	32,030	—	—
Proceeds from issuance of common stock, net of issuance costs	221,640	145,190	1,745

Net cash provided by (used in) financing activities	256,747	148,273	72,147

Net increase (decrease) in cash and cash equivalents	154,909	(53,024)	(38,609)
Cash and cash equivalents at beginning of period	275	155,184	102,160

Cash and cash equivalents at end of period	$155,184	$102,160	$63,551

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$413	$2,851	$5,235

Purchase of property and equipment financed with capital leases	$15,857	$35,054	$18,511

Change in accounts payable attributable to purchases of property and equipment	$196	$13,556	$(5,311)

Non-cash cost of issuing Series A convertible preferred stock	$—	$—	$500

Conversion of preferred stock to common stock	$99	—	—

Accrued private placement fee	$1,000	—	—

Value ascribed to warrants	$536	—	—

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of the Company

        Internap Network Services Corporation is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points have their data optimally routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission-critical information and communications faster and more reliably. Use of our overlay network results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. As of December 31, 2001, we provided high performance Internet connectivity services to 974 customers located throughout the United States.

        We offer our high performance Internet connectivity services at dedicated line speeds of 1.5 million bits per second to 1,000 million bits per second to customers desiring a superior level of Internet performance through the utilization of our service points, which are highly redundant network infrastructure facilities coupled with patented routing technology. Service points maintain high-speed dedicated connections to major global Internet networks, commonly referred to as backbones. As of December 31, 2001, we operate 35 service points which are located in metropolitan areas within the United States, one in London, one in Amsterdam, and one in Japan operated by our joint venture with NTT-ME Corporation of Japan.

        Internap Network Services Corporation was originally incorporated in the State of Washington as a limited liability company during May 1996. Internap was re-incorporated in the State of Washington during October 1997 as a C corporation without changing its ownership. The Articles of Incorporation were amended during January and October 1999 to change the amount of authorized common and preferred stock. On September 17, 2001, Internap changed the state of its incorporation from Washington to Delaware with the approval of its stockholders. We accomplished the reincorporation by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, stockholders of Internap Network Services Corporation became stockholders of Internap Delaware, Inc. and Internap Delaware's name was changed to Internap Network Services Corporation. As a result of the reincorportion, the amount of authorized common and preferred stock changed to 600,000,000 and 200,000,000, respectively, and par value of $0.001 was established.

        During December 1999, we formed a wholly owned subsidiary in the United Kingdom, Internap Network Services U.K. Limited, and during June 2000, we formed a wholly owned subsidiary in the Netherlands, Internap Network Services B.V. The consolidated financial statements of the Internap Network Services Corporation include all activity of these subsidiaries since their dates of incorporation forward. Foreign exchange gains and losses have not been material to date.

        During December 1999, a 100% stock dividend was declared on Internap's common stock and paid during January 2000. All share amounts in the consolidated financial statements have been restated to reflect the dividend.

        We have a limited operating history and our operations are subject to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, the ability to manage rapid growth or expansion, competition within the industry and technology trends.

        We have experienced significant net operating losses since inception. During fiscal 2001, we incurred net losses of $479.2 million and used $123.0 million of cash in our operating activities. Management expects operating losses and negative cash flows will continue through December 31, 2002. We have decreased the size of our workforce by 313 employees, or 40% as compared to the number of employees at December 31, 2000, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash and investments are adequate to fund our operations through December 31, 2002. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements through December 31, 2002. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

2. Summary of Significant Accounting Policies and Basis of Presentation

Accounting Principles

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Internap Network Services Corporation and all majority owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Estimates and Assumptions

        The consolidated financial statements of Internap Network Services Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, investments, intangible assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents. We invest our cash and cash equivalents with major financial institutions and may, at times, exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to cash and cash equivalents.

        At December 31, 2001 and 2000, we had placed approximately $2.4 million and $8.5 million, respectively, in restricted cash accounts to collateralize letters of credit with financial institutions. These amounts are reported separately in non-current assets.

Investments

        Our investments are comprised of U.S. Treasury, Government Agency, and corporate debt and equity securities.

        We classify our marketable securities for which there is a determinable fair value as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income. The fair values of investments are determined based on quoted market prices for those securities. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value of securities judged to be other than temporary are recorded as a component of losses on investments.

        We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred based on available data, the cost basis is reduced and an investment loss is recorded.

        We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if Internap has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2001, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan. We record our proportional share of the losses of our investee one month in arrears. We record our investment in our equity-method investee on the consolidated balance sheets as a component of non-current investments and our share of the investee's losses as loss on investment on the consolidated statements of operations.

Accounts Receivable and Concentration of Credit Risk

        We extend trade credit terms to our customers based upon credit analysis performed by management. Further credit reviews are performed on a periodic basis as deemed necessary. Generally, collateral is not required on accounts receivable, however, advance deposits are collected for accounts considered credit risks. An allowance is made for customer accounts for which collection has become doubtful. The allowance is maintained until such time as collection becomes probable.

Fair Value of Financial Instruments

        Our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, capital lease obligations, and the line of credit are carried at cost. The cost of our short-term financial instruments approximate fair value due to their relatively short maturities. The carrying value of our long-term financial instruments, including notes payable and capital lease obligations, approximate fair value as the interest rates approximate current market rates of similar debt obligations.

Property and Equipment

        Property and equipment are carried at original acquisition cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the lesser of the estimated useful lives of the assets or the duration of the underlying lease obligation or commitment. Estimated useful lives used for network equipment are three years, furniture, equipment and software are three to seven years, and leasehold improvements are the shorter of seven years or the duration of the lease. Lease obligations and commitment durations range from 24 months for certain networking equipment to 180 months for certain leasehold improvements. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Costs of Computer Software Developed or Obtained for Internal Use

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain direct costs incurred developing internal use software. During 1999, 2000 and 2001, we capitalized approximately $0.2 million, $1.3 million and $3.0 million, respectively, of internal software development costs.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are reported at cost less accumulated amortization. Amortization is calculated using the straight-line method over the economic useful lives of the assets, generally estimated to be three years.

Valuation of Long-Lived Assets

        Management periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment, patents and trademarks and goodwill and other intangible assets pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair values would be reduced by the cost of disposal. Losses due to impairment of long-lived assets are recorded during the period in which the impairment is identified.

Income Taxes

        We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value.

Stock-Based Compensation

        Employee stock options are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and related interpretations.

Revenue Recognition

        We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. We review the creditworthiness of our customers routinely. If we determine that collection of service revenues is uncertain, we do not recognize revenue until cash has been collected. Customers are billed for services as of the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs.

        Revenues associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship in accordance with the Securities and

Exchange Commission Staff Accounting Bulletin No. 101 as the installation service is integral to our primary service offering. Deferred revenues consist of revenues for services to be delivered in the future which are amortized over the respective service period and billings for initial installation of customer network equipment.

Product Development Costs

        Product development costs are primarily related to network engineering costs associated with changes to the functionality of the Internap's proprietary services and network architecture. Such costs that do not qualify for capitalization are expensed as incurred. Research and development costs are expensed as incurred. Included in product development costs are research and development costs which for the years ended December 31, 1999, 2000 and 2001 totaled approximately $3.1 million, $7.7 million, and $6.3 million, respectively.

Advertising Costs

        We expense all advertising costs as they are incurred. Advertising costs for 1999, 2000 and 2001 were $1.8 million, $2.9 million, and $4.5 million, respectively.

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

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net loss	$(49,917)	$(185,457)	$(479,162)
Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	37,994	142,451	150,328
Basic and diluted net loss per share	$(1.31)	$(1.30)	$(3.19)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	—	—	68,455
Options to purchase common stock	15,441	24,159	25,732
Warrants to purchase common and Series B convertible preferred stock	1,924	1,646	18,259
Unvested shares of common stock subject to repurchase	54	100	—

	17,419	25,905	112,446

Segment Information

        The Company uses the management approach for determining which, if any, of its products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment. Through December 31, 2001, long-lived assets and revenues located outside the United States are not significant.

Recent Accounting Pronouncements

        During June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS No.141), which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We do not anticipate that our adoption of SFAS No. 141 will materially impact our financial position, results of operations or cash flows.

        During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The adoption SFAS No. 142 will have a positive impact on our results of operations totaling $22.6 million and $13.2 million for the years ended December 31, 2002 and 2003 compared to previously existing accounting guidance due to the cessation of amortization of goodwill. Furthermore, as existing goodwill will no longer be amortized, however, goodwill will be subject to tests for impairment on at least an annual basis. We do not anticipate that our adoption of SFAS No. 142 will materially impact our cash flows.

        During June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We do not anticipate that our adoption of SFAS No. 143 will materially impact our financial position, results of operations or cash flows.

        During August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not anticipate that our adoption of SFAS No. 144 will materially impact our financial position, results of operations or cash flows

Reclassifications

        Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, stockholders' equity or cash flows.

3. Impairment and Restructuring Costs

        On February 28, 2001 and September 24, 2001, we announced two restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of these restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long term contractual obligations that extend beyond 2002.

        During the first quarter of 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core collocation development personnel. Through the third quarter of 2001, the macroeconomic slowdown continued and management further reduced revenue projections for the business. As a result, on September 4, 2001, management approved a restructuring plan that reflected decisions to further reduce the cost structure and improve the operating efficiency of the business.

        The following table displays the activity and balances for restructuring and asset impairment activity for 2001 (in millions):

	Charge		Cash Reductions		Non-cash Write-downs	Non-cash Plan Adjustments	December 31, 2001 Reserve
Restructuring costs
Real estate obligations	$60.0	(a)	$(14.7	)(a)	$(3.7)	$(7.0)	$34.6
Employee separations	3.3		(3.2)		—	—	0.1
Network infrastructure obligations	6.3		(1.9)		(1.0)	(0.7)	2.7
Other	2.0		(0.1)		—	—	1.9

Total restructuring costs	71.6		(19.9)		(4.7)	(7.7)	39.3

Asset impairments
Goodwill	176.1		—		(176.1)	—	—
Assembled workforce	1.5		—		(1.5)	—	—
Trade name and trademarks	2.2		—		(2.2)	—	—
Completed real estate leases	14.8		—		(14.8)	—	—
Customer relationships	1.4		—		(1.4)	—	—

Total asset impairments	196.0		—		(196.0)	—	—

Total	$267.6		$(19.9)		$(200.7)	$(7.7)	$39.3

(a)
Includes the use of $6.0 million in restricted cash related to payment of a lease deposit on our corporate office space.

        Of the $71.6 million recorded during 2001 as restructuring reserves, approximately $50.7 million related to the direct cost of network, $1.1 million related to customer support, $0.3 million related to product development, $1.5 million related to sales and marketing and $18.0 million related to general and administrative costs.

Real Estate Obligations

        The restructuring plan requires us to abandon certain real estate leases and properties not in use and, based on the restructuring plan, will not be utilized by us in the future. Also included in real estate obligations is abandonment of certain collocation license obligations. Accordingly, we recorded restructuring costs of $60.0 million, which are estimates of losses in excess of sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms, expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. Should rental rates decrease in these markets or if it takes longer than expected to sublease these properties, actual loss could exceed this estimate.

        During the fourth quarter 2001, we reduced our restructuring liability by $7.0 million. This reduction was due to favorable settlements to terminate the leases on 3 unbuilt colocation properties and renegotiation of an obligation on terms favorable to our original restructuring estimates, both of which occurred during the fourth quarter of 2001.

Employee Separations

        During 2001, 313 employees were involuntarily terminated. Employee separations occurred in all Internap departments. The majority of the costs related to the termination of employees were paid during 2001.

Network Infrastructure Obligations

        The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future per the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated that will continue in the future with no economic benefit, or penalties to be incurred to cancel the related contractual obligations.

Asset Impairments

        On June 20, 2000, we completed the acquisition of CO Space, which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill.

        On February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core collocation development personnel. Consequently, financial projections for the business were lowered and, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the collocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

4. Business Combinations

        On June 20, 2000, we completed our acquisition of CO Space, Inc. ("CO Space"). CO Space provides collocation, or data center, space to customers who wish to collocate certain computer server and telecommunications equipment with a third party provider. We have integrated the CO Space service into our primary service offerings. The acquisition was recorded using the purchase method of accounting under Accounting Principle Board Opinion No. 16 ("APB 16"). The aggregate purchase price of the acquired company, plus related charges, was approximately $270.9 million and was comprised of our common stock, cash, acquisition costs and options to purchase common stock. The Company issued approximately 6,881,000 shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 322,000 shares of our common stock to effect the transaction. Results of operations of CO Space have been included in our financial results since the closing date of the transaction.

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

        On July 31, 2000, we completed our acquisition of VPNX.com, Inc., formerly Switchsoft Systems, Inc. ("VPNX"). The acquisition was recorded using the purchase method of accounting under APB 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $87.4 million and was comprised of our common stock, cash, acquisition costs and assumed options to purchase common stock. We issued approximately 2,027,000 shares of common stock and assumed options to purchase VPNX common stock that were subsequently converted into options to purchase approximately 268,000 shares of the our common stock to effect the transaction. Results of operations of VPNX have been included in our financial results since the closing date of the transaction.

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

        In accordance with APB 16, all identifiable assets were assigned a portion of the purchase price of the acquired companies on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill and other intangible assets, net" on the accompanying consolidated balance sheets and are amortized over their average estimated useful lives of three years. Intangible assets were identified and valued by considering our intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance and underlying assumptions of future performance. The economic and competitive environments in which we and the acquired companies operate were also considered in the valuation analysis. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses. Furthermore, the technologies associated with the acquired in-process research and development do not have a proven market and are sufficiently complex so that the probability of completion of a marketable service or product cannot be determined. The fair value of the acquired in-process research and development was determined using the income approach, which estimates the expected cash flows from projects once commercially viable, and discounts expected future cash flows to present value. The percentage of completion for each project was determined based upon time and costs incurred on the project in addition to the relative complexity. The percentage of completion varied by individual project and ranged from 25% to 70%. The discount rate of 35% was used in the present value calculation was derived from an analysis of weighted average costs of capital, weighted average returns on assets, and venture capital rates of returns adjusted for the specific risks associated with the in-process research and development acquired. This analysis resulted in an allocation of $18.0 million to acquired in-process research and development expense. The development of the acquired technologies remains a significant risk as the nature of the efforts to develop the acquired technologies into commercially viable services consists primarily of planning, designing, and testing activities necessary to determine that the products can meet customer expectations.

        The pro forma consolidated financial information for the years ended December 31, 1999 and 2000, determined as if the acquisitions of CO Space and VPNX had occurred at the beginning of each of the years ended December 31, 1999 and 2000, would have resulted in revenues of approximately $16.6 million and $72.0 million, net loss of approximately $172.7 million and $241.2 million and basic and diluted loss per share of approximately $3.68 and $1.64, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had we, CO Space and VPNX been combined during the specified periods.

5. Investments

        On April 10, 2001 we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. We are unable to assert control over the joint venture's operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated (due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" and consistent with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights." During the year ended December 31, 2001, we recognized our proportional share of Internap Japan's losses totaling $1.2 million, resulting in a net investment balance of $1.6 million. Our investment in Internap Japan is reflected as a component of long-term investments and losses are reflected as a component of loss on investments.

        Subsequent to year-end, the joint venture authorized a capital call in which we invested an additional $1.3 million and maintained our 51% ownership interest.

        Summarized balance sheet and results of operations of our equity-method investee, shown one month in arrears, are as follows (in thousands):

As of December 31, 2001
Current assets	$3,296
Total Assets	4,201
Current liabilities	814
Total liabilities	814
For the period ended December 31, 2001
Revenues	$14
Net loss from continuing operations	$(2,365)
Net loss	$(2,365)

        Pursuant to an investment agreement among Internap, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. ("360networks"), on April 17, 2000, we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, we purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. During 2001 we liquidated our entire investment in 360networks for cash proceeds of $2.2 million and recognized a loss on investment totaling $14.5 million.

        We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation ("Aventail") Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Because Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During the second quarter of 2001, we concluded based on available information, specifically Aventail's most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result during June 2001, we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 30, 2001.

        Investments consisted of the following (in thousands):

  December 31, 2001

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$6,210	$3	$—	$6,213
Corporate Debt Securities	12,538	4	—	12,542
Equity-method investments	1,618	—	—	1,618
Cost Basis Investments	1,176	—	—	1,176

	$21,542	$7	$—	$21,549

  December 31, 2000

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$18,330	$12	$—	$18,342
Corporate Debt Securities	37,443	29	(2)	37,470
Equity Securities	16,722	2,900	(539)	19,083
Cost Basis Investments	6,000	—	—	6,000

	$78,495	$2,941	$(541)	$80,895

        The following table summarizes the contractual maturities of available-for-sale debt securities as of December 31, 2001:

	Cost Basis	Recorded Value
Less than one year	$16,548	$16,554
Greater than one year	2,200	2,201

	$18,748	$18,755

6. Property and Equipment:

        Property and equipment consists of the following (in thousands):

	December 31,
	2000	2001
Network equipment	$32,777	$39,187
Network equipment under capital lease	52,637	60,528
Furniture, equipment and software	24,066	34,921
Furniture, equipment and software under capital lease	4,414	3,609
Leasehold improvements	65,622	71,851

	179,516	210,096
Less: Accumulated depreciation and amortization ($15,294 and $32,438 related to capital leases at December 31, 2000 and 2001, respectively)	(27,363)	(70,507)

Property and equipment, net	$152,153	$139,589

Assets under capital leases are pledged as collateral for the underlying lease agreements. Assets not under lease are pledged as collateral under our line of credit facility.

7. Note Receivable

        During August 2000, we lent a private network company $6.0 million in exchange for a convertible promissory note bearing interest at the prime rate plus 3% and initially maturing during May 2001. In two separate amendments executed during December 2000 and February 2001, we agreed to modify the note to eliminate the conversion feature and to extend the note's maturity through the earlier of May 2004 or upon the completion of a transaction in which there is a change in control of borrower or in which the borrower sells substantially all its assets.

        Subsequent to the February 2001 amendment, we performed an updated analysis of the collection risk associated with this note receivable. The results of our analysis indicated that there was substantial doubt that the borrower would be able to repay the $6.0 million obligation to us at the time of maturity. Therefore, we have recorded a provision of $6.0 million as an allowance against our note receivable. The impact of the provision is reflected as a component of loss on investments. As of December 31, 2001, the $6.0 million loan was outstanding and recorded at the outstanding balance as a note receivable offset in full by a $6.0 million allowance for doubtful collection.

        During 2002, we entered into negotiations with the borrower to settle the amounts due to us in advance of the stated May 2004 maturity. As a result of the negotiations, we agreed to release the borrower of its liability to us under the note in exchange for a cash payment for outstanding accounts receivable and the note receivable and equity in the company, for which the estimated fair value is zero. During January of 2002 we have recognized an investment gain of $0.4 million with respect to the settlement of the note receivable.

8. Accrued Liabilities:

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2000	2001
Network commitments	$—	$6,609
Compensation payable	6,241	2,722
Property and equipment purchases	6,403	2,227
Taxes	310	2,120
Other	3,061	2,004
Insurance payable	1,286	747
Acquisition costs	1,182	298

	$18,483	$16,727

9. Line of Credit and Notes Payable:

        During June 1999, we entered into a line of credit agreement with a financial institution allowing aggregate borrowings of up to $3.0 million for the purchase of equipment and working capital. This line of credit was amended during December 2000 to extend the maturity of the line to June 30, 2001 and increased the allowable aggregate borrowings up to $10.0 million as limited by certain borrowing base requirements which include maintaining certain levels of revenues, customer turnover ratios and tangible net worth. During 2001, the line was amended to extend the maturity of the line to December 31, 2001. The line requires monthly interest only payments at prime plus 1.0% (4.75% at December 31, 2001). Events of default for the line, as amended, include failure to maintain certain financial covenants or a material adverse change in our financial position. A material adverse change is defined as a material impairment in the perfection or priority of the bank's collateral or a material impairment of the prospect of repayment of the line. As of December 31, 2001 we had drawn all amounts available amounts under the facility. During February 2002, the line was renewed and allows us to borrow an additional $5.0 million, up to $15.0 million in aggregate. The renewed facility expires on December 31, 2002. Our ability to maintain the drawn amount under the line of credit at current levels and have access to the additional $5.0 million depends on a number of factors including the level of eligible receivable balances and liquidity. The facility allows advances equal to the greater of 80% of eligible accounts receivable or 25% of cash and short-term investments, whichever is greater. The facility also contains financial covenants that require us to grow revenues, limit the cash losses, and require minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also has the ability to demand repayment in the event, in their view, there has been a material adverse change in our business. At December 31, 2001, we were in compliance with the financial covenants. Payments are interest only with the full principal due at maturity unless the facility is renewed.

        During August 1999, we entered into an equipment financing arrangement with a finance company, which allows borrowings of up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software and other service point and facility costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. Borrowings under each sublimit were completed prior to May 1, 2000 in accordance with the facility terms and the aggregate balance outstanding under this facility totaled $3.4 million and

$2.0 million as of December 31, 2000 and 2001 respectively. The weighted average interest rate for all borrowings under this facility was approximately 13% as of December 31, 2001.

        As part of our acquisition of CO Space on June 20, 2000, we assumed an equipment financing agreement with a financial institution, which provided up to $2.0 million through the commitment termination date of June 30, 2000 for the purchase of equipment. The financing agreement was signed on July 29, 1999, has a 42 month term, and bears interest at 3.25% over the yield of a 42-month U.S. Treasury Note on the day of funding. There are two loan schedules under the Equipment Financing Agreement with interest rates of 8.99% and 9.12%. The financing agreement calls for equal monthly principal and interest payments over the term of the Equipment Financing Agreement with a final payment of 8.5% of the original loan amount. As of December 31, 2000 and 2001, we had outstanding borrowings of approximately $1.4 million and $0.9 million, respectively under this Equipment Financing Agreement.

        On July 31, 2000, we assumed a senior loan and security agreement in connection with the acquisition of VPNX. The agreement provided up to $2.0 through the commitment termination date of August 31, 2000 for the purchase of equipment and requires 36 equal monthly payments of principal and interest. The interest rates on the existing notes range from 6.59% to 8.03%, and each note has a final payment of 15% of the original balance. This final payment may be extended for an additional 12 months at a monthly rate of 1.67%. Outstanding borrowings at December 31, 2000 and 2001 were $0.6 million and $0.1 million.

        Maturities of notes payable at December 31, 2001 are as follows:

Years Ending December 31,
2002	$2,038
2003	937
2004	17
2005 and beyond	—

Total maturities and principal payments	2,992
Less: current portion	(2,038)

Notes payable, less current portion	$954

10. Capital Leases:

        Internap leases a significant portion of its property and equipment which are classified as capital leases. Interest on equipment and furniture leases range from 2.3% to 21.5%, expire through 2015 and generally include an option allowing us to purchase the leased equipment or furniture at the end of the lease term for fair market value.

        During January 1998, we entered into a Master Agreement to Lease Equipment with one of our equipment vendors. Individual leases under the Master Agreement to Lease Equipment terms ranging from 24 to 39 months. Since inception we have leased approximately $60.9 million under the agreement and we are currently in negotiations to obtain additional availability under the facility.

        Future minimum capital lease payments together with the present value of the minimum lease payments are as follows (in thousands):

Years Ending December 31,
2002	$23,038
2003	12,339
2004	1,824
2005	1,209
2006	1,209
Beyond 2006	10,681

Total minimum lease payments	50,300
Less: amount representing interest	(12,356)

Present value of minimum lease payments	37,944
Less: current portion	(22,450)

Capital lease obligations, less current portion	$15,494

11. Income Taxes:

        As of December 31, 2001, we have net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards of approximately $343.0 million, $13.0 million and $1.0 million, respectively. The net operating loss and tax credit carryforwards expire during 2012 through 2021. The capital loss carryforwards expire in 2006. Utilization of net operating losses, capital losses and tax credits are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Due to substantial changes in ownership, we will be precluded from utilizing approximately $158.0 million of our net operating and capital losses and all of our tax credit carryforwards. We have placed a valuation allowance against our deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        Internap's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2000	2001
Deferred income tax assets:
Net operating loss carryforwards	$90,733	$75,253
Capital loss carryforwards	—	5,510
Investments	—	1,824
Restructuring costs	—	15,305
Allowance for doubtful accounts	521	393
Deferred revenue	—	5,294
Accrued compensation	1,179	149
Property and equipment	2,095	6,990
Other	991	261

	95,519	110,979
Deferred income tax liabilities:
Amortization of discounts on investments	(2,134)	(44)
Purchased intangibles	(14,163)	(3,710)
Property and equipment	(368)	—

	(16,665)	(3,754)

	78,854	107,225
Valuation allowance	(78,854)	(107,225)

Net deferred tax assets	$—	$—

        The following is a reconciliation of the income tax benefit to the amount calculated based on the statutory federal rate of 34% and the estimated state apportioned rate, net of the federal tax benefit, as follows:

	Year Ended December 31,
	1999	2000	2001
Federal income tax benefit at statutory rates	(34)%	(34)%	(34)%
State income tax benefit at statutory rates	(4)%	(4)%	(4)%
Foreign operating losses at statutory rates	—	—	1%
Amortization and write-down of goodwill	—	10%	16%
In-process research and development expense	—	4%	—
Stock compensation expense	—	2%	—
Future utilization of losses precluded by Section 382	—	—	11%
Other	—	(3)%	(1)%
Change in valuation allowance	38%	25%	11%

Effective tax rate	—%	—%	—%

12. Employee Retirement Plan:

        Internap sponsors a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees who have attained 21 years of age. Plan participants may elect to have up to 15% of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning January 1, 2000, Internap matches the employees contributions to the Plan up to 3% of the employees'

annual compensation. During 2000 and 2001, the Internap contributed $0.7 million and $1.0 million of participant matching to the plan, respectively. No contributions were made during 1999.

13. Commitments, Contingencies, Concentrations of Risk, and Litigation:

Operating Leases

        Internap has entered into leasing arrangements relating to office and service point rental space which are classified as operating. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2001 (in thousands):

Years Ending December 31,
2002	$14,730
2003	12,832
2004	9,159
2005	8,005
2006	6,762
Thereafter	82,127

$133,615

        Rent expense was approximately $3.4 million, $16.1 million and $14.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Service Commitments

        We have entered into service commitment contracts with Internet backbone service providers to provide interconnection services and collocation providers to provide space for customers. Minimum payments under these service commitments are as follows at December 31, 2000 (in thousands):

Years Ending December 31,
2002	$48,582
2003	54,074
2004	20,541
2005	1,590
2006	632
Beyond 2006	1,051

$126,470

Concentrations of Risk

        We participate in a highly volatile industry that is characterized by strong competition for market share. Internap and others in the industry encounter aggressive pricing practices, evolving customer demands and continual technological developments. Our operating results could be negatively affected should we not be able to adequately address pricing strategies, customers demands, and technological advancements.

        We are dependent on other companies to supply various key components of our network infrastructure including the local loops between our service points and our Internet backbone providers and between our service points and our customers' networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. For some components, we may only use a single supplier. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. Furthermore, we purchase these services and products pursuant to purchase orders placed from time to time. We do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected our operating results. If our limited source of suppliers fails to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments. Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost could adversely impact our operating results.

Litigation

        We may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows.

14. Stockholders' Equity:

        During January and October 1999, our articles of incorporation were amended to change the authorized amount of common and preferred stock. As a result of the January 1999 amendment, the number of shares of common stock authorized was increased to 100,000,000 from 70,000,000. During July 1999, the Board of Directors increased the authorized shares of common stock to 300,000,000. As a result of the October 1999 amendment, the authorized shares of common stock were increased to 500,000,000 shares and par value was eliminated. During December 1999, a 100% share dividend, accounted for as a stock split, was declared on the Company's common stock to be distributed during January 2000.

        During September 2001, Internap changed the state of its incorporation from Washington to Delaware with the approval of its stockholders. We accomplished the reincorporation by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, shareholders of Internap Network Services Corporation became stockholders of Internap Delaware, Inc. and Internap Delaware's name was changed to Internap Network Services Corporation.

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

        Accordingly, the disclosures in the financial statements and related notes have been adjusted to reflect the September 2001 Certificate of Incorporation and the stock dividend for all periods presented.

Convertible Preferred Stock

        During February 1999, Internap sold 59,259,260 shares of Series C preferred stock at a price of $.54 per share, resulting in gross proceeds of approximately $32.0 million, prior to deducting issuance costs. In addition, during 1999 several warrant holders exercised warrants to purchase 402,008 shares of Series B preferred stock, resulting in net proceeds to us of $120,000. Upon the closing of our initial public offering on October 4, 1999, all shares of all classes of preferred stock then outstanding converted into 98,953,050 shares of common stock. No preferred stock was outstanding as of December 31, 1999 or 2000.

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

        Holders of Series A convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A convertible preferred stock could be converted. Each share of Series A convertible preferred stock is currently convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Each share of Series A convertible preferred stock may be converted at any time at the option of the holder. Shares of Series A convertible preferred stock automatically convert to common stock on the earlier of September 14, 2004, a date more than six months after issuance on which the common stock has traded in excess of $8.00 for a period of 45 consecutive trading days or upon the affirmative vote of 60% of the outstanding shares of Series A convertible preferred stock.

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

        We received net proceeds of $95.6 million from the issuance of the Series A convertible preferred stock and allocated $86.3 million to the Series A convertible preferred stock and $9.3 million to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance (September 14, 2001) pursuant to Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that among other considerations was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a valuation using the Black Scholes model and the following assumptions: exercise price $1.48256; no dividends; term of 5 years; risk free rate of 3.92%; and volatility of 80%.

Common Stock

        On September 29, 1999, we sold 19,000,000 shares of our common stock in an initial public offering at a price of $10.00 per share for net proceeds of $176.7 million. On October 1, 1999, the underwriters exercised their over-allotment option, resulting in the sale of an additional 2,850,000 shares of common stock at $10.00 per share for additional net proceeds of $26.5 million.

        On April 6, 2000, 8,625,000 shares of our common stock were sold in a public offering at a price of $43.50 per share. Of these shares, 3,450,000 were sold by Internap and 5,175,000 shares were sold by selling stockholders. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. The proceeds we received from the offering were $142.9 million, net of underwriting discounts and commissions of $7.1 million.

Warrants to Purchase Series B Preferred Stock and Common Stock

        During 1997 and 1998, we issued warrants to purchase up to 1,821,520 shares of our then Series B preferred stock at $.30 per share in conjunction with its various financings during these periods. The warrants to purchase the Series B preferred stock converted to warrants to purchase common stock upon the closing of our initial public offering.

        Concurrent with the closing of our 1999 initial public offering, we sold 2,150,537 shares of common stock to Inktomi Corporation for $9.30 per share, resulting in proceeds of $19.0 million, net of a private placement fee of $1.0 million. In conjunction with this investment, we issued a warrant to purchase 1,075,268 shares of common stock at an exercise price of $13.95 per share. The warrant has a two-year term and includes demand and piggyback registration rights. The agreement also prohibited Inktomi from acquiring additional shares of the Company's common stock for a period of two years. On November 24, 1999, Inktomi exercised 50% of these warrants through a cashless exercise, resulting in the issuance of 397,250 shares of common stock to Inktomi. The unexercised portion of the warrant expired during 2001.

        On August 2, 2000, we issued a warrant to purchase 20,000 shares of common stock at an exercise price of $26.88 to an executive recruiting firm. The fair value of these warrants on the date of issuance was estimated to be approximately $286,000 based upon the Black-Scholes option pricing model and was charged to expense.

        On April 4, 2001, we issued a warrant to purchase 35,000 shares of common stock at an exercise price of $1.156 to a consultant. The fair value of these warrants on the date of issuance was estimated to be approximately $22,000 based upon the Black-Scholes option pricing model and was charged to expense.

        On July 23, 2001, we issued a warrant to purchase 22,222 shares of common stock at an exercise price of $2.16 to a consultant. The fair value of these warrants on the date of issuance was estimated to be approximately $26,000 based upon the Black-Scholes option pricing model and was charged to expense.

        On September 14, 2001, in conjunction with our Series A convertible preferred stock financing, we issued warrants to purchase up to 17,113,606 shares of common stock at $1.48256 per share for a period of five years. The value allocated to these warrants was estimated to be approximately $9.3 million based upon the Black-Scholes option pricing model.

        Outstanding warrants to purchase shares of common stock at December 31, 2001, are as follows (shares in thousands):

Year of Expiration	Weighted Average Exercise Price	Shares
2002	$0.30	932
2003	2.16	22
2004	8.38	191
2005	—	—
2006	1.48	17,114

		18,259

Comprehensive Loss

        For the twelve-month period ended December 31, 2001 and 2000, comprehensive loss was $481.5 million and $183.1 million, respectively. The difference between net loss and comprehensive loss of ($2.4 million) and $2.4 million for the periods ended December 31, 2001 and 2000, respectively, is due to net unrealized gains and losses on available-for-sale securities.

15. Stock-Based Compensation Plans:

        During March 1998, our Board of Directors adopted the 1998 Stock Options/Stock Issuance Plan (the "1998 Plan"), which provides for the issuance of incentive stock options and non-qualified options to eligible individuals responsible for Internap's management, growth and financial success. Shares of common stock reserved for the 1998 Plan during March 1998 totaled 8,070,000 and were increased to 10,070,000 during January 1999. As of December 31, 2001 there were 3,839,000 options outstanding and 650,000 options available for grant pursuant to the 1998 Plan.

        During June 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the issuance of incentive stock options and nonqualified stock options to eligible individuals responsible for Internap's management, growth and financial success. As of December 31, 1999, 13,000,000 shares of common stock were reserved for the 1999 Plan. Upon the first nine anniversaries of the adoption date of the 1999 Plan, the number of shares reserved for issuance under the 1999 Plan will automatically be increased by 3.5% of the total shares of common stock then outstanding or, if less, by 6,500,000 shares. Accordingly on June 19, 2000 and June 19, 2001, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4,831,738 and 5,263,537 shares, respectively. The terms of the 1999 Plan are the same as the 1998 Plan with respect to incentive stock options treatment and vesting. As of December 31, 2001, there were 15,862,000 options outstanding and 6,307,000 options available for grant pursuant to the 1999 Plan.

        During May 2000, we adopted the 2000 Non-Officer Equity Incentive Plan (the "2000 Plan"). The 2000 Plan initially authorized the issuance of 1,000,000 shares of Internap's common stock. On July 18, 2000, our board of directors increased the shares reserved under the 2000 Plan to 4,500,000. Under the 2000 Plan, we may grant stock options only to Internap employees who are not officers or directors. Options granted under the 2000 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the 1999 Plan. As of December 31, 2001, there were 4,342,000 options outstanding and 152,000 options available for grant pursuant to the 2000 Plan.

        During July 1999, we adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 1,000,000 shares of Internap's common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, 480,000 fully vested options were granted to existing directors on the effective date of our initial public offering with an exercise price of $10.00 per share. Subsequent to the our initial public offering, initial grants, which are fully vested as of the date of the grant, of 80,000 shares of Internap's common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of December 31, 2001, there were 500,000 options outstanding and 340,000 options available for grant pursuant to the Director Plan.

        In connection with the acquisition of CO Space, we assumed the CO Space, Inc. 1999 Stock Incentive Plan (the "CO Space Plan"). After applying the acquisition conversion ratio, the CO Space plan authorizes the issuance of up to 1,346,840 options to purchase shares of Internap's common stock.

As of December 31, 2001 there were 1,027,000 options outstanding and 105,000 options available for grant pursuant to the CO Space Plan.

        In connection with the acquisition of VPNX, we assumed the Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and the Switchsoft Systems, Inc. 1997 Stock Option Plan (the "VPNX Plans"). After applying the acquisition conversion ratio, the VPNX Plans authorize the issuance of up to 307,417 options to purchase shares of Internap's common stock. As of December 31, 2001, there were 162,000 options outstanding and 61,000 options available for grant pursuant to the VPNX Plans.

        Incentive stock options may be issued only to Internap employees and have a maximum term of 10 years from the date of grant. The exercise price for incentive stock options may not be less than 100% of the estimated fair market value of the common stock at the time of the grant. In the case of options granted to holders of more than 10% of the voting power of Internap, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors at the date of grant, which will administer the Plan. Both incentive stock options and non-qualified options generally vest over four years.

        We have elected to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap's common stock at the date of grant over the exercise price to be paid to acquire the stock.

        On May 4, 2001, we allowed employees to cancel certain outstanding stock option grants to purchase 8.9 million shares of common stock. On that date we agreed to grant to the same employees options to purchase 8.9 million shares of common stock to be granted six months plus one day after the cancellation, or November 5, 2001, provided, however, that (i) the exercise price of the future grant would be the fair value of our common stock on the date of grant, the participating employees also cancel all options granted six months prior to the May 4, 2001 cancellation date, (ii) the participating employees do not receive any additional grants of options prior to the November 5, 2001 grant date, and (iii) the participating employees are common law employees of Internap on the date of grant. Since Internap accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap's stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we will not recognize compensation expense related to the grant of the new options.

        Option activity for 1999, 2000, and 2001 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 1998	6,823	$0.05
Granted	11,135	$5.82
Exercised	(2,065)	$0.04
Cancelled	(412)	$3.92

Balance, December 31, 1999	15,481	$4.10
Granted	12,894	$39.44
Assumed from acquisitions	590	$5.53
Exercised	(3,686)	$1.60
Cancelled	(1,120)	$36.88

Balance, December 31, 2000	24,159	$21.71
Granted	16,729	$1.40
Exercised	(1,223)	$0.36
Cancelled	(13,933)	$31.69

Balance, December 31, 2001	25,732	$4.21

        The following table summarizes information about options outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding		(Options Exercisable Excluding Options Which Shares Would Be Subject to the Company's Right of Repurchase)
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Prices
$ 0.03 – $ 0.40	2,791	6.86	1,679	$0.14
$ 0.85 – $ 0.96	11,360	9.82	2,989	$0.96
$ 0.98 – $ 2.00	4,821	8.46	2,116	$1.93
$ 2.15 – $ 4.00	3,324	8.38	1,594	$3.26
$ 4.13 – $ 6.69	1,194	8.16	493	$5.66
$ 6.94 – $ 25.63	477	8.05	357	$10.51
$26.31 – $ 30.00	272	8.33	116	$28.47
$30.31 – $ 34.50	957	8.54	407	$32.66
$37.06 – $ 69.88	482	8.18	215	$45.97
$72.13 – $105.91	54	8.12	25	$81.34

$ 0.03 – $105.91	25,732	8.85	9,991	$4.75

        During 1999, options to purchase 6,823,498 and 9,854,000 shares of Internap's common stock, with a weighted-average exercise price of $0.05 and $3.09 per share and a weighted-average option fair value of $0.12 and $3.69 per share, were granted, respectively, with an exercise price below the estimated market value at the date of grant. With the exception of options assumed in conjunction with the Co Space and VPNX acquisitions, the exercise price of options granted during 2000 equaled the fair value of the underlying shares at the date of grant. The weighted average grant date fair value of options granted during 2000 and 2001 was approximately $363.9 million and $16.8 million or $28.22 and $1.00 per share, respectively.

        During July 1999, we adopted the 1999 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means by which employees may purchase Internap common stock through payroll deductions. The purchase plan is implemented by offering rights to eligible employees. Under the purchase plan, management may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. The first offering began on September 29, 1999 and terminated on September 30, 2002. Purchase dates occur each March 31 and September 30. Employees who participate in an offering under the purchase plan may have up to 15% of their earnings withheld. The amount withheld is then used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the purchase plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in an offering at any time during the offering except during the 15 day period immediately prior to a purchase date. Employees' participation in all offerings ends automatically on termination of their employment with Internap or one of its subsidiaries. A total of 3,000,000 shares of common stock have been reserved for issuance pursuant to the ESPP. Upon the first nine anniversaries of the adoption date of the ESPP, the number of shares reserved for issuance under the ESPP will automatically be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 3,000,000 shares. Accordingly, on July 24, 2000 and July 23, 2001, pursuant to the terms of the ESPP, the number of shares reserved for the grant of stock options under the ESPP was increased by 1,500,000 shares on each date. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code.

        We have adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if we had accounted for its employee stock options (including ESPP participation) under the fair value method. The fair value of options granted in 1999 prior to Internap's initial public offering was estimated at the date of grant using the minimum value method allowed for non-public companies assuming no expected dividends and the following weighted-average assumptions: risk-free interest rate of 6.75%; volatility of 0%; and an expected life of 5 years. The fair value of options granted in 1999, 2000, and 2001 (including ESPP participation) subsequent to Internap's initial public offering was estimated at the date of grant using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,
	1999	2000	2001
Risk free interest rate	6.75%	6.00%	4.5%
Volatility	80%	100%	100%
Expected life (excluding ESPP)	5 years	4 years	4 years
ESPP expected life	1 year	1 year	1 year

        For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. If we had accounted for compensation expense related to stock options (including ESPP participation) under the fair value method prescribed by SFAS No. 123, the net loss and the basic and diluted net loss per share for the years ended December 31, 1999, 2000, and 2001 would have been approximately $60.4 million, $317.6 million and $442.1 million and $1.59, $2.23, and $2.94, respectively.

Deferred Stock Compensation

        During 1998, we issued stock options to certain employees under the 1998 and 1999 Plans with exercise prices below the deemed fair value of Internap's common stock at the date of grant. In accordance with the requirements of APB 25, we recorded deferred stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the common stock at the date of grant. Additionally, in connection with the acquisition of VPNX, we recorded deferred stock compensation related to the unvested options assumed, totaling $5.1 million.

        Deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28.

        During the first six months of 2001, we terminated the employment of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the year ended December 31, 2001, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.2 million. and we reduced our amortization to expense of deferred stock compensation by $1.9 million to record the benefit of previously recognized expense on unvested options.

        As of December 31, 2001, we have recorded deferred stock compensation related to options granted during 1998 and 1999 in the total amount of $28.9 million, of which $7.6 million, $10.7 million, and $4.2 million has been amortized to expense during 1999, 2000, and 2001, respectively. The weighted average exercise price of the 6,823,498 options granted in 1998 to purchase common stock was $.05 and the weighted average fair value per share was $.15 during 1998. The weighted average exercise price of the 11,134,500 options granted in 1999 to purchase common stock was $5.82 and the weighted average fair value per share was $7.98.

16. Subsequent Events

        On January 9, 2002, pursuant to a business reorganization, we reduced our employee force by 70 positions. The total cost of severance packages offered under this reduction was approximately $1.0 million.

17. Unaudited Quarterly Results:

        The following table sets forth certain unaudited quarterly results of operations for the Company for the years ended December 31, 2000 and 2001. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The quarterly operating results below are not necessarily indicative of those of future periods (in thousands).

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$8,891	$13,647	$20,220	$26,855	$28,440	$29,285	$29,163	$30,516
Costs and expenses:
Direct cost of network	9,950	12,667	17,041	22,807	23,208	26,594	24,637	24,476
Customer support	3,456	4,505	5,675	6,684	6,723	5,990	4,789	3,978
Product development	1,560	1,844	4,033	4,487	3,785	3,415	2,760	2,273
Sales and marketing	7,547	7,705	8,881	11,257	14,253	9,866	7,496	6,536
General and administrative	3,865	5,456	10,515	13,126	15,154	12,352	9,820	7,165
Depreciation and amortization	2,603	3,467	4,954	9,498	10,473	12,192	13,468	12,417
Amortization of goodwill and other intangible assets	—	2,157	26,183	25,994	19,828	6,972	5,658	5,658
Amortization of deferred stock compensation	3,074	2,550	2,625	2,402	2,209	109	814	1,085
Restructuring costs	—	—	—	—	4,342	—	67,211	(7,457)
Impairment of goodwill and other intangible assets	—	—	—	—	195,986	—	—	—
In-process research and development development	—	—	18,000	—	—	—	—	—

Total operating costs and expenses	32,055	40,351	97,907	96,255	295,961	77,490	136,653	56,131

Loss from operations	(23,164)	(26,704)	(77,687)	(69,400)	(267,521)	(48,205)	(107,490)	(25,615)

Other income (expense:
Interest income (expense), net	2,541	3,907	2,875	2,175	702	(750)	(861)	(363)
Loss on investments	—	—	—	—	—	(19,314)	(6,428)	(603)
Other	—	—	—	—	—	—	—	(2,714)

Total other income	2,541	3,907	2,875	2,175	702	(20,064)	(7,289)	(3,680)

Net Income	$(20,623)	$(22,797)	$(74,812)	$(67,225)	$(266,819)	$(68,269)	$(114,779)	$(29,295)

Basic and Diluted net loss per share	$(0.16)	$(0.16)	$(0.51)	$(0.45)	$(1.79)	$(0.45)	$(0.76)	$(0.19)
Weighted average shares used in computing basic and diluted net loss per share	132,526	138,193	146,794	148,381	149,115	150,251	150,541	151,221

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Nos. 333-70870 and 333-47288) of Internap Network Services Corporation and incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-89369, 333-37400, 333-40430, 333-42974, and 333-43996) of Internap Network Services Corporation of our report dated March 26, 2002 relating to the consolidated financial statements, which appears in Internap Network Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. We also consent to the incorporation by reference of our report dated March 26, 2002 relating to the financial statement schedule, which appears in such Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Seattle, Washington
March 26, 2002

Report of Independent
Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders
of Internap Network Services Corporation

        Our audits of the consolidated financial statements of Internap Network Services Corporation included in this Form 10-K also included an audit of the financial statement schedule appearing on page S-2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Seattle, Washington
March 26, 2002

S-1

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at end of Fiscal Period
Year ended December 31, 1999
Allowance for doubtful accounts	$65	$212	$—	$71	$206
Tax valuation allowance	2,646	—	16,180	—	18,826
Year ended December 31, 2000
Allowance for doubtful accounts	206	1,643	—	479	1,370
Tax valuation allowance	18,826	—	60,028	—	78,854
Year ended December 31, 2001
Allowance for doubtful accounts	1,370	4,798	—	4,985	1,183
Tax valuation allowance	78,854	—	28,371	—	107,225

S-2

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
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
SIGNATURES
Internap Network Services Corporation Index to Financial Statements
Report of Independent Accountants
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
INTERNAP NETWORK SERVICES CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS From January 1, 1999 to December 31, 2001 (In thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSENT OF INDEPENDENT ACCOUNTANTS
Report of Independent Accountants on Financial Statement Schedule
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)