Form 10-Q
period 2002-03-31
INTERNAP NETWORK SERVICES CORP
filed 2002-05-14
CIK 1056386

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 153,315,337 shares of common stock, $0.001 par value, outstanding as of May 7, 2002.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$60,509	$63,551
Short-term investments	4,210	18,755
Accounts receivable, net of allowance of $1,782 and $1,183, respectively	12,855	14,749
Prepaid expenses and other assets	2,298	2,981

Total current assets	79,872	100,036
Property and equipment, net of accumulated depreciation of $82,204 and $70,507 respectively	127,101	139,589
Restricted cash	2,256	2,432
Investments	3,792	2,794
Goodwill and other intangible assets, net of accumulated amortization of $33,543 and $32,116, respectively	34,791	36,218
Deposits and other assets	3,741	3,908

Total assets	$251,553	$284,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,235	$13,058
Accrued liabilities	14,997	16,727
Deferred revenues	6,984	2,747
Notes payable, current portion	2,010	2,038
Line of credit	10,000	10,000
Capital lease obligations, current portion	21,206	22,450
Restructuring liability, current portion	13,347	16,498

Total current liabilities	83,779	83,518
Deferred revenues	5,695	9,755
Notes payable, less current portion	581	954
Capital lease obligations, less current portion	13,860	15,494
Restructuring liability, less current portion	14,306	22,773

Total liabilities	118,221	132,494

Commitments and contingencies
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 3,171 issued and outstanding, with a liquidation preference of $101,487	86,314	86,314

Stockholders' equity:
Common stock, $0.001 par value, 600,000 shares authorized, respectively; 153,353 and 151,294 shares issued and outstanding, respectively	153	151
Additional paid in capital	794,428	794,459
Deferred stock compensation	(3,143)	(4,371)
Accumulated deficit	(744,415)	(724,077)
Accumulated items of other comprehensive income	(5)	7

Total stockholders' equity	47,018	66,169

Total liabilities and stockholders' equity	$251,553	$284,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-month periods ended March 31,
	2002	2001
Revenues	$32,614	$28,440

Costs and expenses:
Direct cost of network	24,105	23,208
Customer support	3,826	6,723
Product development	1,957	3,785
Sales and marketing	6,057	14,253
General and administrative	6,492	15,154
Depreciation and amortization	12,812	10,473
Amortization of intangible assets	1,427	19,828
Amortization of deferred stock compensation	352	2,209
Restructuring costs	(4,954)	4,342
Impairment of goodwill and other intangible assets	—	195,986

Total operating costs and expenses	52,074	295,961

Loss from operations	(19,460)	(267,521)

Other income (expense):
Interest income (expense), net	(231)	702
Loss on equity method investment	(349)	—
Loss on sales and retirements of property and equipment	(298)	—

Total other income (expense)	(878)	702

Net loss	$(20,338)	$(266,819)

Basic and diluted net loss per share	$(0.13)	$(1.79)

Weighted average shares used in computing basic and diluted net loss per share	152,002	149,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three-month periods ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,338)	$(266,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,239	30,301
Impairment of goodwill and other intangible assets	—	195,986
Non-cash restructuring costs/(adjustments)	(4,954)	—
Provision for doubtful accounts	1,111	1,368
Non-cash compensation and warrant expense	463	2,209
Loss on disposal of property and equipment	298	114
Loss on equity method investment	349	—
Changes in operating assets and liabilities:
Accounts receivable	783	1,055
Prepaid expenses, deposits and other assets	850	791
Accounts payable	2,115	3,948
Accrued restructuring charge	(5,552)	—
Deferred revenues	177	(903)
Accrued liabilities	(1,730)	(2,076)

Net cash used in operating activities	(12,189)	(34,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,069)	(19,083)
Proceeds from disposal of property and equipment	185	195
Restriction of cash	176	—
Purchase of investments	(1,347)	(6,022)
Redemption of investments	14,533	30,100

Net cash provided by investing activities	12,478	5,190

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(401)	(563)
Payments on capital lease obligations	(3,666)	(4,169)
Proceeds from exercise of stock options and warrants	167	236
Proceeds from issuance of common stock	569	1,338

Net cash used in financing activities	(3,331)	(3,158)

Net increase (decrease) in cash and cash equivalents	(3,042)	(31,994)
Cash and cash equivalents at beginning of period	63,551	102,160

Cash and cash equivalents at end of period	$60,509	$70,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$1,081	$778

Purchase of property and equipment financed with capital leases	$788	$(521)

Change in accounts payable attributable to purchases of property and equipment	$(62)	$(5,856)

Loss on sale or retirement of fixed assets charged to accrued restructuring charge	$1,112	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
THREE-MONTH PERIOD ENDED MARCH 31, 2002
(Unaudited, in thousands)

						Accumulated Items of Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Loss
	Shares	Par Value
Balances, December 31, 2001	151,294	$151	$794,459	$(4,371)	$(724,077)	$7	$66,169	—
Amortization of deferred stock compensation	—	—	(573)	925	—	—	352
Reversal of deferred stock compensation for terminated employees	—	—	(303)	303	—	—	—	—
Exercise of options and warrants to purchase common stock	1,078	1	166	—	—	—	167	—
Issuance and exercise of warrants to purchase 35,000 shares of common stock to a non-employee	111	0.1	111	—	—	—	111	—
Issuance of employee stock purchase plan shares	870	0.9	568	—	—	—	569	—
Net loss	—	—	—	—	(20,338)	—	(20,338)	$(20,338)
Unrealized loss on investments	—	—	—	—	—	(12)	(12)	(12)

Comprehensive loss								$(20,350)

Balances, March 31, 2002	153,353	$153	$794,428	$(3,143)	$(744,415)	$(5)	$47,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The unaudited condensed consolidated financial statements of Internap Network Services Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2002, our operating results, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 2002 and 2001. The balance sheet at December 31, 2001 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

        Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not impacted our financial position, results of operations or net cash flows.

        The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the future periods.

2.    Restructuring Charges

        On February 28, 2001, and September 24, 2001, we announced restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During 2001, we incurred cash restructuring expenditures totaling $19.9 million, non-cash restructuring expenditures of $4.7 million and reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first quarter of 2002, we further reduced our restructuring liability by $5.0 million. This reduction was also primarily due to favorable settlements to terminate and restructure certain collocation lease obligations on terms favorable to our original restructuring estimates.

        The following table displays the activity and balances for restructuring activity during 2002 (in millions):

	December 31, 2001 Reserve	Cash Reductions	Non-cash Write-downs	Non-cash Plan Adjustments	March 31, 2002 Reserve
Restructuring costs
Real estate obligations	$34.6	$(5.0)	$(1.1)	$(5.0)	$23.5
Network infrastructure obligations	2.7	(0.6)	—	—	2.1
Other	2.0	—	—	—	2.0

Total restructuring costs	$39.3	$(5.6)	$(1.1)	$(5.0)	$27.6

Real Estate Obligations

        The restructuring plans require us to abandon certain real estate leases and properties not in use and, based on the restructuring plan, that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain collocation license obligations. Accordingly, we recorded restructuring costs of $48.0 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms, expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. Should rental rates decrease in these markets or if it takes longer than expected to sublease these properties, actual loss could exceed this estimate.

Network Infrastructure Obligations

        The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future pursuant to the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated that will continue in the future with no economic benefit, or penalties to be incurred to cancel the related contractual obligations.

3.    Net Loss Per Share

        Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three-month periods ended March 31, 2002 and 2001 are calculated as follows (in thousands, except per share amounts):

	Three-month periods ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Net loss	$(20,338)	$(266,819)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	152,002	149,115

Basic and diluted net loss per share	$(0.13)	$(1.79)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	68,455	—
Options to purchase common stock	25,173	23,496
Warrants to purchase common	17,326	1,626
Common stock subject to repurchase	—	75

	110,954	25,197

4.    Accounting for Goodwill and Intangible Assets Pursuant to Statement of Financial Accounting Standard No. 142

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment testing during our third quarter.

        Based on our initial impairment test, we determined that none of the recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

        In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets are as follows (in thousands):

	December 31, 2001		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$14,535	$(6,853)	$14,535	$(8,063)
Technology based	$2,600	$(1,228)	$2,600	$(1,445)

        Amortization expense for identifiable intangible assets during the first quarter of 2002 was $1.4 million. Estimated amortization expense for the remainder of 2002 and 2003 is as follows (in thousands):

Estimated Amortization Expense
2002 (remainder)	$4,196
2003	3,070
Thereafter	361

        Actual results of operations for the three-month periods ended March 31, 2002 and 2001 and pro forma results of operations for the three-month periods ended March 31, 2002 and 2001, had we applied the non-amortization provisions of SFAS No. 142 in those periods, is as follows (in thousands, except per share amounts):

	Three-month periods ended March 31,
	2002	2001
Reported net loss	$(20,338)	$(266,819)
Add amortization of goodwill	—	19,835

Pro forma net loss	$(20,338)	$(246,984)

Reported net loss per share	$(0.13)	$(1.79)
Pro forma net loss per share	$(0.13)	$(1.66)

5.    Investments

        On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. During 2001 and 2002 we made an aggregate cash investment of $4.2 million in two installments to acquire 51% of the common stock of the joint venture, Internap Japan Co., Ltd. We are unable to assert control over the joint venture's operational and financial policies and practices, due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation, required to account for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" and consistent with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights." During the three-month period ended March 31, 2002, we recognized our proportionate share of Internap Japan's net losses totaling $0.4 million. Since inception of the joint venture, we have recognized our proportional share of Internap Japan's aggregate losses totaling $1.6 million, resulting in a net investment balance of $2.6 million. Our investment in Internap Japan is reflected as a component of long-term investments and losses are reflected as a component of loss on investments.

        Investments at March 31, 2002 consisted of the following (in thousands):

	Cost Basis	Unrealized Gain		Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$4,215	$		$(5)	$4,210
Equity Method Investment	2,616		—	—	2,616
Cost Basis Investments	1,176		—	—	1,176

	8,007		$—	$(5)	$8,002

        Investments at December 31, 2001 consisted of the following (in thousands):

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$6,210	$3	$—	$6,213
Corporate Debt Securities	12,538	4	—	12,542
Equity Method Investment	1,618	—	—	1,618
Cost Basis Investments	1,176	—	—	1,176

	$21,542	$7	$—	$21,549

6.    Stock-Based Compensation Plans

        During the three-month period ended March 31, 2002, we terminated employment of individuals for whom we had recognized deferred stock compensation and had recognized related expenses on unvested options using an accelerated amortization method. Accordingly, during the three-month period ended March 31, 2002, we reduced our deferred stock compensation that would have been amortized to future expense by $0.3 million, and we reduced our amortization to expense of deferred stock compensation by $0.6 million to reverse previously recognized expense on unvested options.

7.    Deferred Revenue

        During the three-month period ended March 31, 2002, we completed negotiations with one of our customers that significantly reduced the term of the customer's service contract. As a result of the reduction in the contractual service period and other factors, we changed our estimated life of the customer relationship over which to recognize deferred revenues from 120 months to 46 months, with 23 months remaining at March 31, 2002. The current balance of deferred revenues attributable to the customer on the date of completing the new service contract was increased to reflect the amortization of the remaining balance over the remaining customer relationship period. The reallocation resulted in $3.9 million of deferred revenues being reclassified from the non-current to current classification.

8.    Recent Accounting Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. Our adoption of SFAS No. 143 did not materially impact our financial position, results of operations or cash flows.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-Q, and in other documents we file with the Securities and Exchange Commission.

        The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of April 30, 2002, and Internap undertakes no duty to update this information. Should events occur subsequent to April 30, 2002, that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 22 of this Form 10-Q.

Overview

        Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our 35 service points, located within the 18 metropolitan markets we serve, have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission critical information and communications faster and more reliably with lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. Our customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to our high quality of service, we generally price our services at a premium to providers of conventional Internet connectivity services. We expect to remain a premium provider of high quality Internet connectivity services and anticipate continuing our pricing policy in the future. We believe customers will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for high quality service.

        The following discussion should be read in conjunction with the consolidated financial statements provided under Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

        Consequently, on February 28, 2001, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. Because estimated fair value of the collocation assets was less than recorded amounts, we recorded an impairment charge of approximately $196.0 million as follows (in millions).

Asset Impaired	Book Value	Accumulated Amortization	Net Book Value Impaired
Goodwill	$229.2	$53.1	$176.1
Assembled workforce	2.0	0.5	1.5
Trade name and trademarks	2.8	0.6	2.2
Completed real estate leases	19.3	4.5	14.8
Customer relationships	1.8	0.4	1.4

Total	$255.1	$59.1	$196.0

        In addition to the impairment cost, pursuant to the guidance provided by Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructurings)," we recorded related restructuring costs totaling $4.3 million primarily attributable to estimated costs for severance for the termination of 65 employees and contractors, anticipated losses related to subleasing the undeveloped leases, and other associated costs. All of these costs were paid, and the related restructuring liability reduced during 2001.

Third quarter, 2001 restructuring charges:

        On September 24, 2001, we announced a restructuring of our business. Under the restructuring program, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $67.3 million. During 2001, we incurred cash restructuring expenditures totaling $15.6 million, non-cash restructuring expenditures of $4.7 million and reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first quarter of 2002, we further reduced our restructuring liability by $5.0 million. This reduction was also primarily due to favorable settlements to terminate and restructure certain collocation lease obligations on terms favorable to our original restructuring estimates.

        The following table displays the activity and balances for restructuring activity during 2002 (in millions):

	December 31, 2001 Reserve	Cash Reductions	Non-cash Write-downs	Non-cash Plan Adjustments	March 31, 2002 Reserve
Restructuring costs
Real estate obligations	$34.6	$(5.0)	$(1.1)	$(5.0)	$23.5
Network infrastructure obligations	2.7	(0.6)	—	—	2.1
Other	2.0	—	—	—	2.0

Total restructuring costs	$39.3	$(5.6)	$(1.1)	$(5.0)	$27.6

Real Estate Obligations

        The restructuring plans require us to abandon certain real estate leases and properties not in use and, based on the restructuring plan, will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain collocation license obligations. Accordingly, we recorded restructuring costs of $48.0 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms, expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. Should rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

Network Infrastructure Obligations

        The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future pursuant to the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated that will continue in the future with no economic benefit, or penalties to be incurred to cancel the related contractual obligations.

Results Of Operations

        The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three-month periods ended March 31,
	2002	2001
Revenues	100%	100%
Costs and expenses:
Direct cost of network	74%	82%
Customer support	12%	24%
Product development	6%	13%
Sales and marketing	19%	50%
General and administrative	20%	53%
Depreciation and amortization	39%	37%
Amortization of intangible assets	4%	70%
Amortization of deferred stock compensation	1%	8%
Restructuring costs	(15%)	15%
Impairment of goodwill and other intangible assets	0%	689%

Total operating costs and expenses	160%	1,041%

Loss from operations	(60%)	(941%)

Other income (expense):
Interest income (expense), net	(1%)	2%
Loss on equity-method investment	(1%)	—
Loss on sales and retirements of property and equipment	(1%)	—

Total other income (expense)	(3%)	2%

Net loss	(63%)	(939%)

Three-month Periods Ended March 31, 2002 and 2001

        Net Loss.    Net loss for the three-month period ended March 31, 2002 was $20.3 million, or a net loss of $0.13 per share, as compared to a net loss of $266.8 million, or a net loss of $1.79 per share, for the same period during the preceding year. The $246.5 million decrease in net loss was primarily due to restructuring and impairment costs incurred during 2001 totaling $200.3 million and decreased amortization of intangible assets of $18.4 million, representing 81% and 7.5% of the decrease, respectively. We anticipate continuing decreases in net losses for the remainder of 2002.

        Revenues.    Revenues increased 15% from $28.4 million for the three-month period ended March 31, 2001 to $32.6 million for the three-month period ended March 31, 2002. The increase of $4.2 million was attributable to increased sales at our existing service points resulting in an increased customer base and sales of complimentary services such as content distribution. We expect sequential increases to revenues for the remainder of 2002.

        Direct cost of network.    Direct cost of network increased 4% from $23.2 million for the three-month period ended March 31, 2001 to $24.1 million for the three-month period ended March 31, 2002. This increase of $0.9 million was primarily due to increased costs related to collocation facilities, content distribution, and customer local access costs that increased $1.9 million, $0.8 million and $0.7 million, respectively, offset by decreased costs related to connections to Internet backbone and local exchange providers at each service point, which decreased $2.5 million. We anticipate direct cost of network to remain consistent with the cost noted during the current period.

        Customer support.    Customer support expenses decreased 43% from $6.7 million for the three-month period ended March 31, 2001 to $3.8 million for the three-month period ended March 31, 2002. This decrease of $2.9 million was primarily due to decreased compensation and benefits costs and facility costs that decreased $2.0 million and $0.6 million, respectively. Customer support costs are expected to remain consistent with those noted during the current quarter.

        Product Development.    Product development costs decreased 47% from $3.8 million for the three-month period ended March 31, 2001 to $2.0 million for the three-month period ended March 31, 2002. This decrease of $1.8 million was due primarily to decreased compensation and contract labor, representing $1.0 million and $0.6 million of the decrease, respectively. Product development costs are expected to remain consistent with those noted during the current quarter.

        Sales and Marketing.    Sales and marketing costs decreased 57% from $14.3 million for the three-month period ended March 31, 2001 to $6.1 million for the three-month period ended March 31, 2002. This decrease of $8.2 million was primarily due to advertising costs, compensation costs, and travel and entertainment costs, representing $4.8 million, $2.6 million and $0.4 million, respectively. Sales and marketing expenses are expected to remain consistent with those of the current quarter for the foreseeable future.

        General and Administrative.    General and administrative costs decreased 57% from $15.2 million for the three-month period ended March 31, 2001 to $6.5 million for the three-month period ended March 31, 2002. This decrease of $8.7 million was primarily due to decreased facility, compensation and recruiting, and tax costs, representing $3.1 million, $2.6 million and $1.3 million, respectively. General and administrative costs are expected to remain consistent with those of the current quarter for the foreseeable future.

        Amortization of Intangible Assets.    Amortization of intangible assets declined 93% from $19.8 million for the three-month period ended March 31, 2001 to $1.4 million for the three-month period ended March 31, 2002. This decrease of $18.4 million is due to the impairment write-off of the goodwill associated with the acquisition of CO Space, resulting in a $14.0 million decrease, and the cessation of amortization of goodwill associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," resulting in a $4.4 million decrease.

        Depreciation and amortization.    Depreciation and amortization increased 22% from $10.5 million for the three-month period ended March 31, 2001 to $12.8 million for the three-month period ended March 31, 2002. This $2.3 million increase was primarily due to depreciation of property and equipment acquired and placed in service within our network infrastructure.

        Other Income (Expense).    Other income (expense), net, decreased from other income of $0.7 million for the three-month period ended March 31, 2001 to $(0.9) million of other expense for the three-month period ended March 31, 2002. This decrease was primarily due to net interest income during 2001 becoming net interest expense during 2002 as interest rates and cash and investment balances declined and interest expense, primarily from capital leases, increased. Furthermore, we incurred losses on investments and sales and retirements of property and equipment during 2002 that did not occur during 2001.

Liquidity and Capital Resources

Cash Flow for the Three-month periods ended March 31, 2002 and 2001

Net Cash Used in Operating Activities

        Net cash used in operating activities was $12.2 million for the three-month period ended March 31, 2002 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $8.8 million, a decrease in accrued restructuring charge of $5.5 million and a decrease in accrued liabilities of $1.7 million. These uses of cash were partially offset by increases in accounts payable of $2.1 million, decreases in receivables of $0.8 million, decreases in prepaid expenses, deposits and other assets of $0.8 million and an increase in deferred revenues of $0.1 million. The decrease in the accrued restructuring charge reflects the restructuring payments made during the period, primarily relating to real estate obligations. The fluctuations noted within the other balance sheet accounts reflect the reduction of our days sales outstanding from 45 days at December 31, 2001 to 39 days at March 31, 2002 and fluctuations in the ordinary course of business.

        Net cash used in operating activities was $34.0 million for the three-month ended March 31, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $36.8 million, decreased accrued liabilities of $2.1 million and decreased deferred revenues of $0.9 million. These uses of cash were partially offset by an increase in accounts payable of $3.9 million, a decrease in accounts receivable of $1.1 million and a decrease in prepaid expenses, deposits and other assets of $0.8 million. The increase in accounts payable reflects the growth of operations during the period. The decrease in accrued liabilities reflects the decrease of capital asset acquisitions that were previously accrued.

Net Cash Provided by Investing Activities

        Net cash provided by investing activities was $12.5 million for the three-month ended March 31, 2002 and was primarily from proceeds of $14.5 million received from the maturity of investments, offset by $1.1 million in purchases of property and equipment and $1.3 million invested in our Japan joint venture Internap Japan. The purchases of property and equipment primarily represent capitalized labor for the development of internal use software and equipment to be used within our network infrastructure.

        On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. The investment in the joint venture is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." During the three-month period ended March 31, 2002, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest. We expect this additional capital contribution to fund the partnership through the remainder of 2002.

        Net cash provided by investing activities was $5.2 million for the three-month period ended March 31, 2001 and was primarily related to the redemption or maturity of investment securities, net of new investments, of $24.1 million used to purchase investments, offset by purchases of property and equipment of $19.1 million. The purchases of property are primarily comprised of expenditures relating to leasehold improvements on undeveloped collocation facilities and corporate offices and equipment to be deployed within our network infrastructure. Subsequent to February 28, 2001, the point at which we restructured our collocation activities, purchases of property and equipment for leasehold improvements began to decline.

Net Cash Used In Financing Activities:

        Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of March 31, 2002, we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our equity securities.

        Net cash used in financing activities for the three-month period ended March 31, 2002 was $3.3 million, and related primarily to the payments on notes payable and capital leases, totaling $4.0 million offset by the proceeds of the employee stock purchase plan stock purchase and the exercise of options and warrants, totaling $0.7 million.

        Net cash used in financing activities for the three-month period ended March 31, 2001 was $3.2 million, and related primarily to the payments on notes payable and capital leases, totaling $4.7 million offset by the proceeds of the employee stock purchase plan stock purchase and the exercise of options and warrants, totaling $1.5 million.

Liquidity

        We have experienced significant net operating losses since inception. During the three-month period ended March 31, 2002, we incurred net losses of $20.3 million and used $12.2 million of cash in our operating activities. Management expects operating losses and negative cash flows will continue through December 31, 2002. We have decreased the size of our workforce by 70 employees in addition to the 313 employees reduction of the prior fiscal year, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash and investments are adequate to fund our operations through December 31, 2002. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements through December 31, 2002. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

        Our cash requirements through the end of 2002 are primarily to fund operations, restructuring outlays, and payments to service capital leases and capital expenses.

        With the slowdown in the macroeconomic environment during 2001, we focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenues. On February 28, 2001 and September 24, 2001, we announced two restructurings of the business. Under the restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and to streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of our restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long-term contractual obligations related to real estate obligations that extend through 2015.

        Based on savings from our restructuring program and other forecasted cash savings, we believe our cash and short term investments will be sufficient to meet our cash requirements through December 31, 2002. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements through December 31, 2002.

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

Commitments and Other Obligations

        We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. The amounts in the table below captioned "Network commitments" primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license collocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we did not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

        The following table summarizes our credit obligations and future contractual commitments (in thousands) as of March 31, 2002:

		Payment due by period
	Total	Current Year	2003 through 2005	2006 through 2007	Beyond 2007
Line of credit	$15,000	$15,000	$—	$—	$—
Notes Payable	2,992	2,038	954	—	—
Capital Lease Obligations	37,944	22,450	10,424	299	4,771
Operating leases commitments	133,615	14,730	29,996	13,482	75,407
Network commitments	129,470	51,582	74,615	2,222	1,051

Total	$319,021	$105,800	$115,989	$16,003	$81,229

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

Credit Facilities

        At March 31, 2002, we had a revolving line of credit of $15.0 million and had drawn $10.0 million under the facility. Our ability to maintain the drawn amount under the line of credit at current levels and have access to the additional $5.0 million depends on a number of factors, including the level of eligible receivable balances and liquidity. The facility allows advances equal to the greater of 80% of eligible accounts receivable or 25% of cash and short-term investments, whichever is greater. The facility also contains financial covenants that require us to grow revenues, limit the cash losses, and require minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also has the ability to demand repayment in the event, in its view, there has been a material adverse change in our business. At March 31, 2002, we were in compliance with the financial covenants. Payments are interest only with the full principal due at maturity unless the facility is renewed.

Preferred Stock

        3,171,000 shares of Series A preferred stock were issued and outstanding at March 31, 2002. Among other things, the preferred stock purchase agreement under which the shares were purchased establishes restrictions on the amount of new debt that we can incur without specific preferred stockholder approval. Should we in the future decide to obtain additional debt to improve our liquidity, there can be no assurance that preferred stockholder approval can be obtained.

Lease facilities

        Since our inception, we have financed the purchase of network routing equipment using capital leases. The present value of future capital lease payments is $35.1 million at March 31, 2002. We have fully utilized available funds under our lease facilities. We are currently in negotiations to make additional proceeds available under a master lease agreement with an equipment vendor. While we expect the credit facility to increase to accommodate expected network equipment purchases, there can be no assurance that this will occur. See "Liquidity—Commitments and Other Obligations" for a summary of lease obligations.

Recent Accounting Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. Our adoption of SFAS No. 143 did not materially impact our financial position, results of operations or cash flows.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain investment portfolio holdings of various issuers, types, and maturities, the majority of which are commercial paper and government securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.2 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity method and is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

        The remaining portion of our investment portfolio, with a fair value of $4.2 million as of March 31, 2002, is invested in commercial paper, government securities and corporate indebtedness that could experience an adverse decline in fair value should an increase in interest rates occur. In addition, declines in interest rates could have an adverse impact on interest earnings for our investment portfolio. We do not currently hedge against these interest rate exposures.

        As of March 31, 2002, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of March 31, 2002, we believe the reported amounts of cash and cash equivalents, investments and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

        Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

RISK FACTORS

Risks Related to Our Business

        We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Annual Profitability.    We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $49.9 million, $185.5 million and $479.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Our net loss for the three-month period ended March 31, 2002 was $20.3 million and at March 31, 2002 our accumulated deficit was $744.4 million. We expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for up to the next 24 months, and we may never become profitable.

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

        Our Actual Quarterly Operating Results May Disappoint Analysts' Expectations, Which Could Have a Negative Impact on Our Stock Price.    Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations. Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases in our quarterly revenues for the quarters ended March 31, 2001 through March 31, 2002, have varied between (0.4)% and 6.9%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 159.7% and 1,040.7%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license collocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

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

        We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on a Timely Basis or on Terms Acceptable to Us.    The continued operation of our business requires cash for ongoing capital and operations expenditures. We expect to meet our cash requirements through December 31, 2002 with existing cash, cash equivalents, short-term investments and cash flows from sales of our services. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail capital spending and reduce expenses to ensure our cash and investments will be sufficient to meet our cash requirements through December 31, 2002. We may, however, require additional financing sooner than anticipated. In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all. Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants restricting our ability to incur further indebtedness and will likely require us to pledge assets as security for borrowings there under.

        Given our recent efforts to reduce our capital and operations expenditures, we do not currently contemplate any expansion of our business in the immediate future. Any such expansion would require significant new capital, and we may be unable to obtain additional financing.

        We may be unable to maintain our listing on the Nasdaq National Market, Which Could Have a Negative Impact on the Price and Liquidity of Our Common Stock.    Our common stock currently is quoted on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that our common stock have a minimum bid price of $1.00 per share. On April 24, 2002, we received an initial warning letter from Nasdaq stating that the price of our common stock had closed below the minimum $1.00 per share listing requirement for 30 consecutive trading days and that the 90-calendar day grace period had begun. At the end of the 90-calendar day grace period, assuming we have not cured the violation, Nasdaq will send an official delisting notice at which time we may file an appeal. Failure to maintain our listing on the Nasdaq National Market could, among other things, have a negative impact on the price and liquidity of our common stock.

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

        If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail.     Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point, serving one metropolitan market and nine employees compared to 35 operational service points serving 18 metropolitan markets and 467 full-time employees as of March 31, 2001. In addition, we had $28.4 million in revenues for the three-month period ended March 31, 2001, compared to $32.6 million in revenues for the three-month period ended March 31, 2002. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., Cisco Systems, Inc. and others. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In a special meeting of holders of our Series A preferred stock held on February 21, 2002, such holders approved an amendment to our certificate of incorporation and a related amendment to our bylaws pursuant to which such holders would be permitted to take action by written consent. Of the 3,171,499 shares of Series A entitled to vote for the proposal, 2,935,389 voted in favor of the proposal, none voted against and none abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
*3.1	Certificate of Incorporation of the Registrant.
*3.2	Bylaws of the Registrant.
10.1	Form of Indemnity Agreement between Registrant and each of its directors and certain of its officers.
10.2	Employment Agreement, dated March 28, 2002, between the Registrant and Gregory A. Peters.
10.3	Letter Agreement, dated March 13, 2002, between Registrant and Robert Gionesi.

*
Incorporated by reference to designated exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)
Reports on Form 8-K:

            None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2002.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)
By:	/s/ JOHN M. SCANLON John M. Scanlon Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS THREE-MONTH PERIOD ENDED MARCH 31, 2002 (Unaudited, in thousands)
INTERNAP NETWORK SERVICES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES