Form 10-Q
period 2002-06-30
INTERNAP NETWORK SERVICES CORP
filed 2002-08-14
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

(206) 441-8800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 157,393,314 shares of common stock, $0.001 par value, outstanding as of August 5, 2002.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$42,453	$63,551
Short-term investments		18,755
Accounts receivable, net of allowance of $1,354 and $1,183, respectively	12,824	14,749
Prepaid expenses and other assets	4,231	2,981

Total current assets	59,508	100,036

Property and equipment, net of accumulated depreciation of $90,332 and $70,507, respectively	116,706	139,589
Restricted cash	1,942	2,432
Investments	3,479	2,794
Goodwill and other intangible assets, net of accumulated amortization of $35,149 and $32,116, respectively	33,185	36,218
Deposits and other assets	3,174	3,908

Total assets	$217,994	$284,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,985	$13,058
Accrued liabilities	12,384	16,727
Deferred revenues	6,941	2,747
Notes payable, current portion	4,143	2,038
Line of credit	15,000	10,000
Capital lease obligations, current portion	827	22,450
Restructuring liability, current portion	9,804	16,498

Total current liabilities	62,084	83,518

Deferred revenues	4,182	9,755
Notes payable, less current portion	2,286	954
Capital lease obligations, less current portion	25,465	15,494
Restructuring liability, less current portion	13,422	22,773

Total liabilities	107,439	132,494

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 3,171 issued and outstanding, with a liquidation preference of $101,487	86,314	86,314

Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized; 153,708 and 151,294 shares issued and outstanding, respectively	154	151
Additional paid in capital	793,214	794,459
Deferred stock compensation	(1,904)	(4,371)
Accumulated deficit	(767,223)	(724,077)
Accumulated items of other comprehensive income	—	7

Total stockholders’ equity	24,241	66,169

Total liabilities and stockholders’ equity	$217,994	$284,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2002	2001	2002	2001
Revenues	$33,030	$29,285	$65,644	$57,725

Costs and expenses:
Direct cost of network	22,627	26,594	46,732	49,802
Customer support	3,669	5,990	7,495	12,713
Product development	1,977	3,415	3,934	7,200
Sales and marketing	5,801	9,866	11,858	24,119
General and administrative	5,047	12,352	11,539	27,506
Depreciation and amortization	13,504	12,192	26,316	22,665
Amortization of goodwill and other intangible assets	1,606	6,972	3,033	26,800
Amortization of deferred stock compensation	(11)	109	341	2,318
Restructuring costs	—	—	(4,954)	4,342
Impairment of goodwill and other intangible assets	—	—	—	195,986
Loss on sales and retirements of property and equipment	841	—	1,139	—

Total operating costs and expenses	55,061	77,490	107,433	373,451

Loss from operations	(22,031)	(48,205)	(41,789)	(315,726)

Other income (expense):
Interest income (expense), net	(464)	(676)	(695)	26
Loss on equity method investment	(313)	(74)	(662)	(74)
Loss on investments	—	(19,314)	—	(19,314)

Total other income (expense)	(777)	(20,064)	(1,357)	(19,362)

Net loss	$(22,808)	$(68,269)	$(43,146)	$(335,088)

Basic and diluted net loss per share	$(0.15)	$(0.45)	$(0.28)	$(2.24)

Weighted average shares used in computing basic and diluted net loss per share	153,537	150,251	152,780	149,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-month periods ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,146)	$(335,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,349	49,465
Impairment of goodwill and other intangible assets	—	195,986
Non-cash restructuring costs/(adjustments)	(4,954)	—
Non-cash interest expense on capital lease obligations	427	—
Provision for doubtful accounts	845	2,448
Non-cash compensation and warrant expense	341	2,318
Loss on disposal of property and equipment	1,139	341
Loss on sale of investment security	—	14,490
Loss on write-down of investment	—	4,824
Loss on equity method investment	662	74
Changes in operating assets and liabilities:
Accounts receivable	1,076	2,280
Prepaid expenses, deposits and other assets	1,626	3,254
Accounts payable	(291)	2,192
Accrued restructuring charge	(9,421)	—
Deferred revenues	(1,379)	(1,703)
Accrued liabilities	(2,505)	(6,345)

Net cash used in operating activities	(26,231)	(65,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,499)	(28,629)
Proceeds from disposal of property and equipment	407	508
Reduction of restricted cash	490	—
Purchase of investments	(1,347)	(8,855)
Redemption of investments	18,748	54,735

Net cash provided by investing activities	10,799	17,759

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	5,000	—
Principal payments on notes payable	(1,101)	(1,128)
Payments on capital lease obligations	(10,449)	(8,849)
Proceeds from exercise of stock options and warrants	315	336
Proceeds from issuance of common stock	569	1,338

Net cash used in financing activities	(5,666)	(8,303)

Net increase (decrease) in cash and cash equivalents	(21,098)	(56,008)
Cash and cash equivalents at beginning of period	63,551	102,160

Cash and cash equivalents at end of period	42,453	46,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$1,529	$2,829
Purchase of property and equipment financed with capital leases	$930	$15,369
Change in accounts payable attributable to purchases of property and equipment	$(218)	$(8,979)
Acquisition liabilities assumed and accrued acquisition costs	—	$1,356
Non-cash adjustment to fixed assets and capital leases due to restructuring of capital lease obligation	$2,560	—
Forfeiture of deposits to restructuring	$558	—
Fixed assets written-off to restructuring	$1,112	—
Prepayment of future lease obligation via note payable	$2,700	—
Accrued expense restructured into note payable	$1,838	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

SIX-MONTH PERIOD ENDED JUNE 30, 2002
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value
Balances, December 31, 2001	151,294	$151	$794,459	$(4,371)	$(724,077)	$7	$66,169	—
Amortization of deferred stock compensation	—	—	(1,440)	1,781	—	—	341	—
Reversal of deferred stock compensation for terminated employees	—	—	(686)	686	—	—	—	—
Exercise of options and warrants to purchase common stock	1,433	2	202	—	—	—	204	—
Issuance and exercise of warrants to purchase shares of common stock to a non-employee	111	0.1	111	—	—	—	111	—
Issuance of employee stock purchase plan shares	870	0.9	568	—	—	—	569	—
Net loss	—	—	—	—	(43,146)	—	(43,146)	(43,146)
Unrealized loss on investments	—	—	—	—	—	(7)	(7)	(7)

Comprehensive loss								(43,153)

Balances, June 30, 2002	153,708	$154	$793,214	$(1,904)	$(767,223)	$—	$24,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2002, our operating results, cash flows and changes in stockholders’ equity for the three- and six-month periods ended June 30, 2002 and 2001. The balance sheet at December 31, 2001 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances, amortization of deferred stock compensation and the allowance for doubtful accounts. Actual results could differ from those estimates.

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not impacted our financial position, results of operations or net cash flows.

The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the future periods.

2.    Risks and Uncertainties

We have a limited operating history and our operations are subject to certain risks and uncertainties frequently encountered by companies in rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, the ability to manage rapid growth or expansion, competition within the industry and technology trends.

We have experienced significant net operating losses since inception. During fiscal 2001, we incurred net losses of $479.2 million and used $123.0 million of cash in our operating activities. From January 1, 2002 through June 30, 2002, we incurred net losses of $43.1 million and used $26.2 million of cash in our operating activities. Management expects operating losses and negative cash flows will continue. We have decreased the size of our workforce by 100 employees during 2002 in addition to the reduction of 313 employees during the prior fiscal year, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash is adequate to fund our operations through December 31, 2002. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to further curtail capital spending and reduce expenses to ensure cash will be sufficient to meet our cash requirements through December 31, 2002. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Restructuring Charges

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

The following table displays the activity and balances for restructuring activity during 2002 (in millions):

	December 31, 2001 Restructuring Liability	Cash Reductions	Non-cash Write-downs	Non-cash Plan Adjustments	June 30, 2002 Restructuring Liability
Restructuring costs
Real estate obligations	$34.6	$(8.0)	$(1.6)	$(5.0)	$20.0
Network infrastructure obligations	2.7	(1.5)	—	—	1.2
Other	2.0	—	—	—	2.0

Total restructuring costs	$39.3	$(9.5)	$(1.6)	$(5.0)	$23.2

Real Estate Obligations

The restructuring plans require us to abandon certain real estate leases and properties not in use and, based on the restructuring plan, that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain collocation license obligations. Accordingly, we recorded real estate related restructuring costs of $48.0 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms, expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. Should rental rates decrease in these markets or if it takes longer than expected to sublease these properties, actual loss could exceed this estimate.

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

4.    Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three- and six-month periods ended June 30, 2002 and 2001 are calculated as follows (in thousands, except per share amounts):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(22,808)	$(68,269)	$(43,146)	$(335,088)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	153,537	150,251	152,780	149,706
Basic and diluted net loss per share	$(0.15)	$(0.45)	$(0.28)	$(2.24)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	68,455	—	68,455	—
Options to purchase common stock	25,329	13,907	25,329	13,907
Warrants to purchase common stock	17,326	1,681	17,326	1,681
Common stock subject to repurchase	—	50	—	50

	111,110	15,638	111,110	15,638

5.	Accounting for Goodwill and Intangible Assets Pursuant to Statement of Financial Accounting Standard No. 142

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. We will perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142. Based on our initial impairment test performed upon adoption of SFAS No. 142, we determined that none of the recorded goodwill was impaired. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses.

During the period ended June 30, 2002, we experienced a continued downward trend in the overall business climate reflected in a decline of our traded stock price and market capitalization. As a result, we performed an interim period evaluation to consider whether an impairment had occurred. The Step 1 test, as defined by SFAS No. 142, was performed by comparing the adjusted book value of the consolidated company to its fair value. In determining Internap’s fair value we considered both market-based approaches and an income-based approach to estimate value.

Based on the results of our analysis we concluded that no goodwill impairment existed as of June 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect our best estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially impact the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. As of June 30, 2002, goodwill totaled $27.0 million.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our amortizing identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets are as follows (in thousands):

	December 31, 2001		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$14,535	$(6,711)	$14,535	$(9,275)
Technology based	$2,600	$(1,228)	$2,600	$(1,697)

Amortization expense for identifiable intangible assets during the second quarter of 2002 was $1.6 million and $3.0 million year-to-date. Estimated amortization expense for the remainder of 2002, 2003 and thereafter is as follows (in thousands):

Estimated Amortization Expense
2002 (remainder)	$2,612
2003	3,325
Thereafter	325

Actual results of operations for the three- and six-month periods ended June 30, 2002 and pro forma results of operations for the three- and six-month periods ended June 30, 2001, had we applied the non-amortization provisions of SFAS No. 142 in those periods, are as follows (in thousands, except per share amounts):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2002	2001	2002	2001
Reported net loss	$(22,808)	$(68,269)	$(43,146)	$(335,088)
Add amortization of goodwill	—	4,267	—	22,703

Pro forma net loss	$(22,808)	$(64,002)	$(43,146)	$(312,385)

Reported net loss per share	$(0.15)	$(0.45)	$(0.28)	$(2.24)
Pro forma net loss per share	$(0.15)	$(0.43)	$(0.28)	$(2.09)

6.    Investments

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. During 2001 and 2002 we made an aggregate cash investment of $4.2 million in two installments to acquire 51% of the common stock of the joint venture, Internap Japan Co., Ltd. We are unable to assert control over the joint venture’s operational and financial policies and practices, due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation. Consequently, we are precluded from accounting for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and consistent with EITF 96-16 “Investor’s accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights.” During the three- and six-month periods ended June 30, 2002, we recognized our proportionate share of Internap Japan’s net losses totaling $0.3 million and $0.7 million, respectively. Since inception of the joint venture, we have recognized our proportional share of Internap Japan’s

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate losses totaling $1.9 million, resulting in a net investment balance of $2.3 million. Our investment in Internap Japan is reflected as a component of investments and losses in other income (expense) on the statements of operations.

Investments at June 30, 2002 consisted of the following (in thousands):

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
Equity Method Investment	$2,303	—	—	$2,303
Cost Basis Investments	1,176	—	—	1,176

	$3,479	$—	$—	$3,479

Investments at December 31, 2001 consisted of the following (in thousands):

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$6,210	$3	$—	$6,213
Corporate Debt Securities	12,538	4	—	12,542
Equity Method Investment	1,618	—	—	1,618
Cost Basis Investments	1,176	—	—	1,176

	$21,542	$7	$—	$21,549

7.    Capital Lease Obligations

During the second quarter of 2002 we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002 and extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, periodic revenues, EBITDA levels and other customary covenants. Should we breach the covenants, experience a change-of-control represented by a change in 35% of the aggregate ordinary voting power, or the lessor believes we have experienced a material adverse change in our business, the lessor has the ability to demand payment of all amounts due. As of June 30, 2002, we were not in compliance with certain non-financial covenants including providing the lessor with documentation allowing access to our facilities, and submitting information on the movement of leased equipment between our locations. We were in compliance with all financial covenants and the lessor has provided a waiver through September 30, 2002 for those covenants with which we were not in compliance.

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the lease agreement. The extension of payment terms under the amended master lease agreement reduced the present value of our future lease payments and, therefore, we reduced our capital lease obligation and the cost basis of our related leased property and equipment by $2.6 million to reflect the reduction. Interest will continue to accrue on a periodic basis and add to the capital lease obligation during the 24-month payment deferral period.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Notes Payable

During the second quarter of 2002 we completed negotiations with a collocation space provider that resulted in a reduction of the periodic rents paid to the provider for 36 months in exchange for a $2.7 million note payable to be paid in quarterly installments over 36 months. The note bears interest at a rate of 5.5% and is secured by leaseholds, equipment, and customer revenues at one of our service points. The note payable was recorded with an equal prepaid asset that is being amortized to direct cost of network over 36 months.

During 2000, we entered into an integrated sales agreement to act as an exclusive reseller for a service provider. The agreement included a revenue commitment to be fulfilled over a two-year period that ended during March 2002. We had fully accrued our liability for the $1.8 million shortfall as of the expiration date of the agreement as a component of accrued expenses. During the second quarter of 2002 we entered into a note payable to the service provider in lieu of immediate payment of the shortfall amount and reclassified the $1.8 million accrued expense to notes payable. The note matures October 5, 2003, is payable based on a payment schedule, bears interest of 6.0% and is collateralized by certain network equipment.

9.    Stock-Based Compensation Plans

During the six-month period ended June 30, 2002, we terminated employment of individuals for whom we had recognized deferred stock compensation and had recognized related expenses on unvested options using an accelerated amortization method. Accordingly, during the six-month period ended June 30, 2002, we reduced our deferred stock compensation that would have been amortized to future expense by $0.7 million, and we reduced our amortization to expense of deferred stock compensation by $1.4 million to reverse previously recognized expense on unvested options.

10.    Deferred Revenue

During the six-month period ended June 30, 2002, we completed negotiations with one of our customers that significantly reduced the term of the customer’s service contract. As a result of the reduction in the contractual service period and other factors, we changed our estimated life of the customer relationship over which to recognize deferred revenues from 120 months to 46 months, with 20 months remaining at June 30, 2002. The current balance of deferred revenues attributable to the customer on the date of completing the new service contract was increased to reflect the amortization of the remaining balance over the remaining customer relationship period. The reallocation resulted in $3.9 million of deferred revenues being reclassified from the non-current to current classification.

11.    Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143) is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We are assessing the requirements of SFAS No. 143 and the effect, if any, on our financial position, results of operations and cash flow.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 (SFAS No. 145) ”Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for all affected transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses From the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of an entity’s commitment to an exit plan as required under EITF Issue No 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are assessing the requirements of SFAS No. 146 and the effects, if any, on our financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-Q, and in other documents we file with the Securities and Exchange Commission.

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of July 31, 2002, and Internap undertakes no duty to update this information. Should events occur subsequent to July 31, 2002, that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” beginning on page 25 of this Form 10-Q.

Overview

Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our 35 service points, located within the 17 metropolitan markets we serve, have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission critical information and communications faster and more reliably with lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. Our customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to our high quality of service, we generally price our services at a premium to providers of conventional Internet connectivity services. We expect to remain a premium provider of high quality Internet connectivity services and anticipate continuing our pricing policy in the future. We believe customers will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for high quality service.

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

Consequently, on February 28, 2001, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), management completed a cash flow analysis of the collocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the collocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the collocation assets to be $79.5 million based upon a discounted future cash flow analysis. Because estimated fair value of the collocation assets was less than recorded amounts, we recorded an impairment charge of approximately $196.0 million as follows (in millions).

Asset Impaired	Book Value	Accumulated Amortization	Net Book Value Impaired
Goodwill	$229.2	$53.1	$176.1
Assembled workforce	2.0	0.5	1.5
Trade name and trademarks	2.8	0.6	2.2
Completed real estate leases	19.3	4.5	14.8
Customer relationships	1.8	0.4	1.4

Total	$255.1	$59.1	$196.0

In addition to the impairment cost, pursuant to the guidance provided by Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructurings),” we recorded related restructuring costs totaling $4.3 million primarily attributable to estimated costs for severance for the termination of 65 employees and contractors, anticipated losses related to subleasing the undeveloped leases, and other associated costs. All of these costs were paid, and the related restructuring liability reduced during 2001.

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

The following table displays the activity and balances for restructuring activity during 2002 (in millions):

	December 31, 2001 Reserve	Cash Reductions	Non-cash Write-downs	Non-cash Plan Adjustments	June 30, 2002 Reserve
Restructuring costs
Real estate obligations	$34.6	$(8.0)	$(1.6)	$(5.0)	$20.0
Network infrastructure obligations	2.7	(1.5)	—	—	1.2
Other	2.0	—	—	—	2.0

Total restructuring costs	$39.3	$(9.5)	$(1.6)	$(5.0)	$23.2

Real Estate Obligations

The restructuring plans require us to abandon certain real estate leases and properties not in use and, based on the restructuring plan, will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain collocation license obligations. Accordingly, we recorded real estate related restructuring costs of $48.0 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms, expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. Should rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

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

Results Of Operations

The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2002	2001	2002	2001
Revenues	100%	100%	100%	100%
Costs and expenses:
Direct cost of network	69%	91%	71%	86%
Customer support	11%	20%	11%	22%
Product development	6%	12%	6%	12%
Sales and marketing	18%	34%	18%	42%
General and administrative	15%	42%	18%	48%
Depreciation and amortization	41%	42%	40%	39%
Amortization of intangible assets	5%	24%	5%	46%
Amortization of deferred stock compensation	—	—	1%	4%
Restructuring costs	—	—	(8%)	8%
Impairment of goodwill and other intangible assets	—	—	—	340%
Loss on sales and retirements of property and equipment	2%	—	2%	—

Total operating costs and expenses	167%	265%	164%	647%

Loss from operations	(67%)	(165%)	(64%)	(547%)
Other income (expense):
Interest income (expense), net	(1%)	(2%)	(1%)	—
Loss on investments	(1%)	(66%)	(1%)	(33%)

Total other income (expense)	(2%)	(68%)	(2%)	(33%)

Net loss	(69%)	(233%)	(66%)	(580%)

Three-month Periods Ended June 30, 2002 and 2001

Net Loss.    Net loss for the three-month period ended June 30, 2002 was $22.8 million, or a net loss of $0.15 per share, as compared to a net loss of $68.3 million, or a net loss of $0.45 per share, for the same period during the preceding year. The $45.5 million decrease in net loss was primarily due to a $22.4 million decrease in operating expenses and a $19.3 million decrease in other income (expense). The decrease in operating expenses was comprised primarily of decreases in general and administration expense, amortization of intangibles, sales and marketing expense and direct cost of network which declined $7.3 million, $5.4 million, $4.1 million and $4.0 million respectively. Other income (expense) improved due to a $14.5 million loss on the sale of an investment in 360networks, Inc. and a $4.8 million impairment charge taken on an investment in Aventail Corporation that were recorded during 2001. We anticipate net losses during the next three-month period to remain consistent with those reflected during the three-month period ended June 30, 2002.

Revenues.    Revenues increased 13% from $29.3 million for the three-month period ended June 30, 2001 to $33.0 million for the three-month period ended June 30, 2002. The increase of $3.7 million was attributable to increased sales at our existing service points resulting in a customer base of 1,134 at June 30, 2002 up from a customer base of 783 at June 30, 2001 and sales of complimentary services such as content distribution. We expect quarterly revenues to remain approximately the same for the remainder of 2002.

Direct cost of network.    Direct cost of network decreased 15% from $26.6 million for the three-month period ended June 30, 2001 to $22.6 million for the three-month period ended June 30, 2002. This decrease of $4.0 million was primarily due to decreased costs related to Internet backbone and local exchange providers at each service point, which decreased $4.7 million, offset by increased content distribution costs of $0.7 million and service point facility costs of $0.3 million. We anticipate direct cost of network to decline during the next quarter.

Customer support.    Customer support expenses decreased 38% from $6.0 million for the three-month period ended June 30, 2001 to $3.7 million for the three-month period ended June 30, 2002. This decrease of $2.3 million was primarily due to decreased compensation and benefits costs and facility costs that decreased $1.2 million and $0.7 million, respectively. Customer support costs are expected to remain consistent with those noted during the current quarter.

Product Development.    Product development costs decreased 41% from $3.4 million for the three-month period ended June 30, 2001 to $2.0 million for the three-month period ended June 30, 2002. This decrease of $1.4 million was due primarily to decreased compensation, contract labor, and facilities costs representing $0.4 million, $0.4 million, and $0.4 million of the decrease, respectively. Product development costs are expected to remain consistent with those noted during the current quarter.

Sales and Marketing.    Sales and marketing costs decreased 41% from $9.9 million for the three-month period ended June 30, 2001 to $5.8 million for the three-month period ended June 30, 2002. This decrease of $4.1 million was primarily due to decreased compensation and advertising costs, representing $2.6 million and $1.0 million of the decrease, respectively. Sales and marketing expenses are expected to remain consistent with those of the current quarter for the foreseeable future.

General and Administrative.    General and administrative costs decreased 60% from $12.4 million for the three-month period ended June 30, 2001 to $5.0 million for the three-month period ended June 30, 2002. This decrease of $7.4 million was primarily due to decreased facility, compensation, bad debt and tax costs, representing $2.5 million, $2.2 million, $1.0 million and $1.0 million, respectively. General and administrative costs are expected to remain consistent with those of the current quarter.

Depreciation and amortization.    Depreciation and amortization increased 11% from $12.2 million for the three-month period ended June 30, 2001 to $13.5 million for the three-month period ended June 30, 2002. This

$1.3 million increase was primarily due to depreciation of property and equipment acquired and placed in service within our network infrastructure.

Amortization of Intangible Assets.    Amortization of intangible assets declined 77% from $7.0 million for the three-month period ended June 30, 2001 to $1.6 million for the three-month period ended June 30, 2002. This decrease of $5.4 million is due to the cessation of goodwill amortization associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.”

Other Income (Expense).    Other income (expense), net, decreased from other expense of $20.1 million for the three-month period ended June 30, 2001 to $0.8 million of other expense for the three-month period ended June 30, 2002. Other income (expense) improved due to a non-recurring $14.5 million loss on the sale of an investment in 360networks, Inc. and a non-recurring $4.8 million impairment charge taken on an investment in Aventail Corporation, both occurring during the three-month period ended June 30, 2001.

Six-month Periods Ended June 30, 2002 and 2001

Net Loss.    Net loss for the six-month period ended June 30, 2002 was $43.1 million, or a net loss of $0.28 per share, as compared to a net loss of $335.1 million, or a net loss of $2.24 per share, for the same period during the preceding year. The $292.0 million decrease in net loss was primarily due to restructuring and impairment costs incurred during 2001 totaling $200.3 million, decreased amortization of intangible assets of $23.8 million, decreased other income (expense) of $18.0 million, and decreased general and administrative expense of $16.0 million, representing 69%, 8%, 6%, and 5% of the decrease, respectively. We anticipate net losses during the remainder of 2002 to remain consistent with those reflected during the six-month period June 30, 2002.

Revenues.    Revenues increased 14% from $57.7 million for the six-month period ended June 30, 2001 to $65.6 million for the six-month period ended June 30, 2002. The increase of $7.9 million was attributable to increased sales at our existing service points resulting in a customer base of 1,134 at June 30, 2002 up from a customer base of 783 at June 30, 2001 and sales of complimentary services such as content distribution. We expect revenues to remain approximately the same during the second half of 2002.

Direct cost of network.    Direct cost of network decreased 6% from $49.8 million for the six-month period ended June 30, 2001 to $46.7 million for the six-month period ended June 30, 2002. This decrease of $3.1 million was primarily due to decreased costs related to Internet backbone and local exchange providers at each service point, which decreased $6.0 million, offset by increased content distribution costs of $1.6 million and service point facility costs of $1.6 million. We anticipate direct cost of network to decline during the next quarter.

Customer support.    Customer support expenses decreased 41% from $12.7 million for the six-month period ended June 30, 2001 to $7.5 million for the six-month period ended June 30, 2002. This decrease of $5.2 million was primarily due to decreased compensation and benefits costs and facility costs that decreased $3.2 million and $1.3 million, respectively. Customer support costs are expected to remain consistent with those noted during the current period.

Product Development.    Product development costs decreased 46% from $7.2 million for the six-month period ended June 30, 2001 to $3.9 million for the six-month period ended June 30, 2002. This decrease of $3.3 million was due primarily to decreased compensation, contract labor and facility costs, representing $1.4 million, $1.1 million and $0.4 million of the decrease, respectively. Product development costs are expected to remain consistent with those noted during the current period.

Sales and Marketing.    Sales and marketing costs decreased 51% from $24.1 million for the six-month period ended June 30, 2001 to $11.9 million for the six-month period ended June 30, 2002. This decrease of

$12.2 million was primarily due to decreases in advertising costs, compensation costs, and travel and entertainment costs, representing $5.6 million, $5.1 million and $0.5 million of the decrease, respectively. Sales and marketing expenses are expected to remain consistent with those of the current period for the foreseeable future.

General and Administrative.    General and administrative costs decreased 58% from $27.5 million for the six-month period ended June 30, 2001 to $11.5 million for the six-month period ended June 30, 2002. This decrease of $16.0 million was primarily due to decreased facility, compensation, tax, bad debt, and consulting and professional services costs, representing $5.6 million, $4.0 million, $2.2 million, $1.6 million and $1.5 million of the decrease, respectively. General and administrative costs are expected to remain consistent with those of the current quarter for the foreseeable future.

Depreciation and amortization.    Depreciation and amortization increased 16% from $22.7 million for the six-month period ended June 30, 2001 to $26.3 million for the six-month period ended June 30, 2002. This $3.6 million increase was primarily due to depreciation of property and equipment acquired and placed in service within our network infrastructure.

Amortization of Intangible Assets.    Amortization of intangible assets declined 89% from $26.8 million for the six-month period ended June 30, 2001 to $3.0 million for the six-month period ended June 30, 2002. This decrease of $23.8 million is primarily due to the impairment write-off of the goodwill associated with the acquisition of CO Space, representing approximately 60% of the decrease, and the cessation of amortization of goodwill associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” representing approximately 36% of the decrease.

Other Income (Expense).    Other income (expense), net, decreased from other expense of $19.4 million for the three-month period ended June 30, 2001 to $1.4 million of other expense for the three-month period ended June 30, 2002. Other income (expense) improved due to a non-recurring $14.5 million loss on the sale of an investment in 360networks, Inc. and a non-recurring $4.8 million impairment charge taken on an investment in Aventail Corporation, both occurring during the six-month period ended June 30, 2001.

Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. We will perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142. Based on our initial impairment test performed upon adoption of SFAS No. 142, we determined that none of the recorded goodwill was impaired. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses.

During the period ended June 30, 2002, we experienced a continued downward trend in the overall business climate reflected in a decline of our traded stock price and market capitalization. As a result, we performed an interim period evaluation to consider whether an impairment had occurred. The Step 1 test, as defined by SFAS No. 142, was performed by comparing the adjusted book value of the consolidated company to its fair value. In determining Internap’s fair value we considered both market-based approaches and an income-based approach to estimate value.

Based on the results of our analysis we concluded that no goodwill impairment existed as of June 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect our best estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially impact the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. As of June 30, 2002, goodwill totaled $27.0 million.

Liquidity and Capital Resources

Cash Flow for the Six-month periods ended June 30, 2002 and 2001

Net Cash Used in Operating Activities

Net cash used in operating activities was $26.2 million for the six-month period ended June 30, 2002 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $15.3 million, a decrease in accrued restructuring charge of $9.4 million, decrease in accrued liabilities of $2.5 million, decrease in deferred revenues of $1.4 million and decrease in accounts payable of $0.3 million. These uses of cash were partially offset by a decrease in receivables of $1.1 million and decrease in prepaid expenses, deposits and other assets of $1.6 million. The decrease in the accrued restructuring charge reflects the restructuring payments made during the period, primarily relating to real estate obligations. The fluctuations noted within the other balance sheet accounts reflect the reduction of our days sales outstanding from 45 days at December 31, 2001 to 38 days at June 30, 2002 and fluctuations in the ordinary course of business.

Net cash used in operating activities was $65.5 million for the six-month period ended June 30, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $65.1 million, decreased accrued liabilities of $6.4 million and decreased deferred revenues of $1.7 million. These uses of cash were partially offset by a decrease in prepaid expenses, deposits and other assets of $3.2 million, a decrease in accounts receivable of $2.3 million and increase in accounts payable of $2.2 million. The increase in accounts payable reflects timing variances in payments to vendors. The decrease in accrued liabilities reflects the decrease of capital asset acquisitions that were previously accrued.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $10.8 million for the six-month ended June 30, 2002 and was primarily from proceeds of $18.7 million received from the maturity of investments, offset by $7.5 million in purchases of property and equipment and $1.3 million invested in our Japan joint venture Internap Japan. The purchases of property and equipment primarily represent payments made in conjunction with an amendment to our master lease agreement, capitalized labor for the development of internal use software and equipment to be used within our network infrastructure.

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. The investment in the joint venture is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” During the six-month period ended June 30, 2002, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest. We expect this additional capital contribution to fund the partnership through the remainder of 2002.

Net cash provided by investing activities was $17.8 million for the six-month period ended June 30, 2001 and was primarily related to the redemption or maturity of investment securities, net of new investments, of $45.9 million, offset by purchases of property and equipment of $28.6 million. The purchases of property are primarily comprised of expenditures relating to leasehold improvements on collocation facilities and corporate offices and equipment to be deployed within our network infrastructure. Subsequent to February 28, 2001, the point at which we restructured our collocation activities, purchases of property and equipment for leasehold improvements began to decline.

Net Cash Used In Financing Activities:

Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of June 30, 2002, we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our securities.

Net cash used in financing activities for the six-month period ended June 30, 2002 was $5.7 million, and related primarily to the payments on notes payable and capital leases, totaling $11.6 million offset by the proceeds from our line of credit of $5.0 million and employee stock purchase plan stock purchases and the exercise of options and warrants, totaling $0.9 million.

Net cash used in financing activities for the six-month period ended June 30, 2001 was $8.3 million, and related primarily to the payments on notes payable and capital leases, totaling $10.0 million offset by the proceeds of the employee stock purchase plan stock purchase and the exercise of options and warrants, totaling $1.7 million.

Liquidity

We have experienced significant net operating losses since inception. During the three-month period ended June 30, 2002, we incurred net losses of $22.8 million and used $14.0 million of cash in operating activities. During the six-month period ended June 30, 2002, we incurred net losses of $43.1 million and used $26.2 million of cash in operating activities. Management expects operating losses and negative cash flows will continue through December 31, 2002. We have decreased the size of our workforce by 100 employees during 2002 in addition to the reduction of 313 employees during the prior fiscal year, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash is adequate to fund our operations through December 31, 2002. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand, the ability to maintain compliance with covenants, the ability to retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure existing cash will be sufficient to meet our cash requirements through December 31, 2002. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

Our cash requirements through the end of 2002 are primarily to fund operations, restructuring outlays, and payments to service notes payable and capital expenses.

With the slowdown in the macroeconomic environment during 2001, we focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenues. On February 28, 2001 and September 24, 2001, we announced two restructurings of the business. Under the restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and to streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of our restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend through 2015. During July 2002 we announced our decision to further restructure the business by eliminating an additional 135 positions and relocate our corporate headquarters to Atlanta, Georgia. Certain of the 135 positions were eliminated during July 2002 and the restructuring of all positions is expected to be completed by March 2003. For accounting purposes, a restructuring charge will be recorded during the third quarter of 2002 to reflect management’s decision. Based on savings from our restructuring programs and other forecasted cash savings, we believe our cash will be sufficient to meet our cash requirements through December 31, 2002. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure existing cash will be sufficient to meet our cash requirements through December 31, 2002.

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

Commitments and Other Obligations

We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. The amounts in the table below captioned “Network commitments” primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license collocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we did not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our credit obligations and contractual commitments for the fiscal years indicated. Amounts shown reflect new and amended credit obligations and contractual commitments entered into during the current year.

	Total	Payment due by period (in thousands)
		Current Year	2003 through 2004	2005 through 2006	Beyond 2006
Line of credit	$15,000	$15,000	$—	$—	$—
Notes Payable	7,870	3,616	4,254	—	—
Capital Lease Obligations	43,975	6,350	16,079	10,866	10,680
Operating leases commitments	159,822	17,399	31,974	21,577	88,872
Network commitments	97,750	21,328	57,509	15,443	3,470

Total	$324,417	$63,693	$109,816	$47,886	$103,022

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

Credit Facilities

At June 30, 2002, we had a revolving line of credit of $15.0 million and had drawn $15.0 million under the facility. Our ability to maintain the drawn amount under the line of credit at current levels and have access to the additional $5.0 million depends on a number of factors, including the level of eligible receivable balances and liquidity. The facility also contains financial covenants that require us to grow revenues, limit the cash losses, and require minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also has the ability to demand repayment in the event, in its view, there has been a material adverse change in our business. At June 30, 2002, we were not in compliance with covenants relating to revenue growth, as defined in the agreement, however the lender has waived these covenant violations. Payments are interest only with the full principal due at maturity unless the facility is renewed.

Preferred Stock

3,171,000 shares of Series A preferred stock were issued and outstanding at June 30, 2002. Among other things, the preferred stock purchase agreement under which the shares were purchased establishes restrictions on the amount of new debt that we can incur without specific preferred stockholder approval. Should we in the future decide to obtain additional debt to improve our liquidity, there can be no assurance that preferred stockholder approval can be obtained.

Lease facilities

Since our inception, we have financed the purchase of network routing equipment using capital leases. The present value of future capital lease payments was $35.1 million at March 31, 2002. During the second quarter of 2002 we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002 and extended the payment terms and provided for a deferral of lease payments for the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million. The terms of our master lease agreement, as amended, contain financial covenants that require us to maintain minimum liquidity balances, periodic revenues, EBITDA levels and other customary covenants. Should we breach the covenants, experience a change-of-control represented by a change in 35% of the aggregate ordinary voting power of our capital stock, or the lessor believes we have experienced a material adverse change in our business, the lessor has the ability to demand payment of all amounts due. As of June 30, 2002, we were not in compliance with certain non-financial covenants including providing the lessor with documentation allowing access to our facilities and submitting information on the covenant of leased equipment between our locations. We were in compliance with all financial covenants and the lessor has provided a waiver through September 30, 2002 for those covenants for which we were not in compliance.

We have fully utilized available funds under our existing lease facilities While we intend to pursue additional lease financing to accommodate expected network equipment purchases, but there can be no assurance that additional lease financing will be available. See “Liquidity—Commitments and Other Obligations” for a summary of lease obligations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143) is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We are assessing the requirements of SFAS No. 143 and the effect, if any, on our financial position, results of operations and cash flow.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model, based on the model in SFAS No. 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 (SFAS No. 145) ”Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for all affected transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses From the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of an entity’s commitment to an exit plan as required under EITF Issue No 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are assessing the requirements of SFAS No. 146 and the effects, if any, on our financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a $1.2 million equity investment in Aventail Corporation, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.2 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity method and is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

As of June 30, 2002, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of June 30, 2002, we believe the reported amounts of cash and cash equivalents, investments, notes payable and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

RISK FACTORS

Risks Related to Our Business

We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Annual Profitability.    We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $49.9 million, $185.5 million and $479.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Our net loss for the three-month period ended June 30, 2002 was $22.8 million and at June 30, 2002 our accumulated deficit was $767.2 million. We expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for up to the next 24 months, and we may never become profitable. Moreover, our failure to meet certain financial covenants contained in material agreements with our lender or the lessor of our master equipment lease may negatively impact our financial position and our cash flow and, as a result, we would be in material default under those agreements.

We may be unable to maintain our listing on the Nasdaq National Market, Which Could Have a Negative Impact on the Price and Liquidity of Our Common Stock.    Our common stock currently is quoted on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that our common stock have a minimum bid price of $1.00 per share. On April 24, 2002, we received notice that we were in violation of the minimum bid price requirement for 30 consecutive trading days and that we would be granted an initial 90-day grace period during which to regain compliance with the rule for 10 consecutive trading days. On July 24, 2002, we received notice from the Nasdaq National Market that we had failed to satisfy the minimum bid price requirement for the required 10 consecutive trading day period and that our common stock was subject to delisting on August 1, 2002. We have appealed the delisting ruling from Nasdaq, and our delisting has been stayed pending our appeal. If our appeal receives an unfavorable determination by Nasdaq, our common stock would be removed from listing on the Nasdaq National Market. In such event, we expect to be able to transfer our listing to the Nasdaq SmallCap Market for an additional grace period that could last until as late as April 23, 2003. We may also decide to abandon our appeal and instead apply to transfer our listing to the Small Cap Market before our appeal is heard. In addition, we are considering effecting a reverse stock split in order to increase our share price, in order to maintain compliance with the Nasdaq listing requirements.

In its letter dated July 24, 2002, Nasdaq indicated that we may be eligible for a grace period on the Nasdaq Small Cap Market until October 21, 2002. In addition, if we have transferred our listing to the Small Cap Market and we satisfy the initial inclusion criteria for the Small Cap Market on October 21, 2002, we may be eligible for an additional 180-day grace period, until April 21, 2003, on the Nasdaq Small Cap Market, as long as we maintain compliance with all continued listing criteria of the Small Cap Market (other than the $1.00 minimum bid price requirement) during that time. The Small Cap Market initial listing criteria require us to maintain stockholders’ equity of at least $5 million, and the continued listing criteria of the Small Cap Market require us to maintain stockholders’ equity of at least $2.5 million. While our stockholders’ equity is currently $24.2 million, we cannot assure you that we will be able to maintain or achieve any particular level of stockholders’ equity at the end of any future reporting period. If we cannot maintain compliance with the continued listing requirements of the Small Cap Market (other than the $1.00 minimum bid price requirement), our common stock would be subject to delisting from the Small Cap Market during the grace period. In addition, if on April 21, 2003, our common stock is listed on the Small Cap Market and has not traded above $1.00 for at least 10 consecutive trading days, we would be subject to delisting from the Small Cap Market. We would expect to be able to appeal any delisting from the Small Cap Market.

During the grace period, if any, during which our shares are traded on the Small Cap Market, we may be eligible for expedited transfer of our listing back to the Nasdaq National Market if our common stock trades above $1.00 for 30 consecutive trading days and we are otherwise in compliance with the continued listing requirements of the Nasdaq National Market at that time. The continued listing requirements of the Nasdaq National Market require us to maintain, among other things, a minimum level of stockholders’ equity of $10 million. Although we are currently in compliance with this requirement, we cannot assure you that we will maintain compliance with this stockholders’ equity requirement at the end of any future reporting period, or that we will be in compliance with the other continued listing requirements of the Nasdaq National Market. Therefore, even if we were to regain compliance with the $1.00 minimum bid price requirement, we may still be unable to transfer our listing back to the Nasdaq National Market.

If our common stock is delisted from trading on the Nasdaq National Market or the Nasdaq SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets”. Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of our company and could restrict investors’ interest in our common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, if our common stock were not listed and the trading price of the common stock was less than $5 per share, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

Further, if we decide to effect a reverse stock split in order to attempt to achieve compliance with the $1.00 minimum bid price requirement, our market capitalization could significantly decline as a result of the stock split and/or our announcement of the reverse stock split. In addition, we cannot assure you that a reverse stock split would increase our stock price sufficiently to satisfy the $1.00 minimum bid price requirement.

Our Limited Operating History, Together with our Recent Decision to Move our Headquarters to Atlanta in the Fourth Quarter of 2002, Makes It Difficult to Evaluate Our Prospects.    The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We have only been in existence since 1996, and our services are only offered in limited regions. Investors should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure, connectivity and collocation markets.

Further, we recently announced that we plan to move our company’s headquarters from Seattle, Washington to Atlanta, Georgia, in the fourth quarter of 2002. There are many risks inherent in this decision, including without limitation, the risks:

•	that certain key employees who were requested to assist during the transition period may resign their positions prior to the end of the transition period;

•	that we may not be able to recruit appropriate candidates to fill key executive positions in Atlanta;

•	that many of our key employees will decide not to move to Atlanta and will therefore resign their positions with us;

•	that the costs savings that we expect to achieve as a result of our decision to move will not be successful or will not be as successful as we had projected;

•	that our customers may be unwilling to do continued business with us, given the uncertainty that our move to Atlanta will prove successful;

•	that we will be less successful than we currently anticipate in attracting new customers in our new region; and

•	that we will lose customers in the Northwest because of the departure of our senior management team from that region.

If our move to Atlanta does not result in our reducing our operating expenses to the levels that we have predicted, and if our revenues do not increase proportionately to make up any such shortfall, then our operating results, liquidity and financial position could be seriously harmed.

Our Actual Quarterly Operating Results May Disappoint Analysts’ Expectations, Which Could Have a Negative Impact on Our Stock Price.    Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations. Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases (decreases) in our quarterly revenues for the quarters ended June 30, 2001 through June 30, 2002, have varied between (0.4)% and 6.9%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 159.7% and 264.6%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license collocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

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

We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on a Timely Basis or on Terms Acceptable to Us.    The continued operation of our business requires cash for ongoing capital and operations expenditures. We expect to meet our cash requirements through December 31, 2002 with existing cash and cash equivalents, and cash flows from sales of our services. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail capital spending and reduce expenses to ensure our cash will be sufficient to meet our cash requirements through December 31, 2002. We may, however, require additional financing sooner than anticipated. In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all. Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants restricting, among other things, our ability to incur further indebtedness and will likely require us to pledge assets as security for borrowings thereunder.

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

Competition from More Established Competitors Who Have Greater Revenues Could Decrease Our Market Share.    The Internet connectivity services market is extremely competitive, and there are few substantial barriers to entry. We expect competition from existing competitors to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have several advantages over us as we seek to develop a greater market presence. Our competitors currently include backbone providers that provide connectivity services to us, regional Bell operating companies which offer Internet access, and global, national and regional Internet service providers and other Internet infrastructure providers and manufacturers. In addition, Internet backbone providers may make technological developments, such as improved router technology or the introduction of improved routing protocols that will enhance the quality of their services. We also expect to encounter additional competition from international Internet service providers as well as international telecommunications companies in the countries where we provide services.

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

We Have Limited Experience Operating Internationally, and Our International Operations May Not Be Successful.    Although we currently have service points in London and Amsterdam and a joint venture with NTT-ME Corporation operating a service point in Tokyo, we have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business operations, we face the following specific risks in our international business operations:

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

Our Brand Is Relatively New, and Failure to Develop Brand Recognition Could Hurt Our Ability to Compete Effectively.    To successfully execute our strategy, we must strengthen our brand awareness. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt. Many of our competitors have well-established brands associated with the provision of Internet connectivity services. To date, we have attracted our existing customers primarily through a relatively small sales force, word of mouth and a limited, print-focused advertising campaign. In order to build our brand awareness, we must continue to provide high quality services. If we cannot build our brand awareness, our revenues could decline.

We Are Dependent Upon Our Key Employees and May Be Unable to Attract or Retain Sufficient Numbers of Qualified Personnel.    In light of moving our corporate headquarters to Atlanta, Georgia, our future performance depends to a significant degree upon the continued contributions of our executive management team and key technical personnel. The loss of members of our executive management team or key technical employees could significantly harm us. Any of our officers or employees can terminate his or her relationship with us at any time. To the extent we are able to expand our operations and deploy additional service points, our workforce will be required to grow. Accordingly, our future success depends on our ability to attract, hire, train and retain a substantial number of highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense. In addition, we may lose a number of our key employees as a result of our plan to relocate our corporate headquarters to Atlanta, Georgia during the second half of 2002.

Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail.    Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point, serving one metropolitan market and nine employees compared to 35 operational service points serving 17 metropolitan markets and 432 full-time employees as of June 30, 2002. In addition, we had $29.2 million in revenues for the three-month period ended June 30, 2001, compared to $33.0 million in revenues for the three-month period ended June 30, 2002. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., Cisco Systems, Inc. and others. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

Because We Depend on Third Party Suppliers for Key Components of Our Network Infrastructure, Failures of These Suppliers to Deliver Their Components as Agreed Could Hinder Our Ability to Provide Our Services on a Competitive and Timely Basis.    Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our service points and our Internet backbone providers and between our service points and our customers’ networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. We purchase these services and products pursuant to purchase orders placed from time to time. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have adversely affected us, but these delays could affect our ability to deploy service points in the future on a timely basis. If our limited source of suppliers fails to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

We Have Acquired and May Acquire Other Businesses, and these Acquisitions Involve Numerous Risks.    During 2000, we acquired CO Space and VPNX, respectively, in purchase transactions. We may engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

•	difficulties in integrating the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	diversion of management’s attention from normal daily operations;

•	insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

•	difficulties in completing projects associated with in-process research and development being conducted by the acquired businesses;

•	risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of the acquisitions;

•	difficulties in pursuing relationships with potential strategic partners who may view the combined company as a more direct competitor than our predecessor entities taken independently;

•	issuance by us of equity securities that would dilute ownership of existing stockholders;

•	incurrence of significant debt, contingent liabilities and amortization expenses; and

•	loss of key employees of the acquired companies.

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

Service Interruptions Caused by System Failures Could Harm Customer Relations, Expose Us to Liability and Increase Our Capital Costs.    Interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require us to spend more money adding redundant facilities. Our operations depend upon our ability to protect our customers’ data and equipment, our equipment and our network infrastructure, including our connections to our backbone providers, against damage from human error or attack or “acts of God.” Even if we take precautions, the occurrence of a natural disaster, attack or other unanticipated problem could result in interruptions in the services we provide to our customers. Any interruptions in service could harm our reputation with our customers and could result in a loss of customers, which would harm our results of operations.

Capacity Constraints Could Cause Service Interruptions and Harm Customer Relations.    Failure of the backbone providers and other Internet infrastructure companies to continue to grow in an orderly manner or failure to maintain their financial viability could result in capacity constraints leading to service interruptions to our customers. Although the national telecommunications networks and Internet infrastructures have historically developed in an orderly manner, there have been major shifts in the telecommunications industry that have adversely impacted the financial viability of certain backbone providers and there is no guarantee that such providers will be able to continue to provide services as more services, users and equipment connect to the networks. Failure by our telecommunications and Internet service providers to provide us with the data communications capacity we require could cause service interruptions.

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

During the 2002 Annual Meeting of Stockholders held on May 14, 2002, the Stockholders’ approved an amendment to our Certificate of Incorporation that permits holders of preferred stock to take action during any annual or special meeting, without a meeting, without prior notice and without a vote, so long as such action is taken in accordance with the bylaws. In addition the Stockholders approved an amendment to the Bylaws that permits the holders of preferred stock to take any action during any annual or special meeting by written consent. 110,574,710 stockholders voted in favor of amending the Certificate of Incorporation and Bylaws, 1,548,297 stockholders voted against amending the Certificate of Incorporation and Bylaws, and 713,715 stockholders abstained. Also during the 2002 Annual Meeting of Stockholders approved the election of directors to fill vacancies resulting from the existing directors terms expiring during 2002. Stockholders representing 110,889,272 shares voted to elect Eugene Eidenberg as a director to serve until the 2005 annual meeting, and stockholders representing 714,757 shares withheld their votes on that matter; stockholders representing 110,881,148 shares voted to elect William Harding as a director to serve until the 2005 annual meeting, and stockholders representing 722,581 shares withheld their votes on that matter; and stockholders representing 110,870,365 shares voted to elect Anthony Naughtin as a director to serve until the 2005 annual meeting, and stockholders representing 733,364 shares withheld their votes on that matter.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number	Description

*3.1	Certificate of Incorporation of the Registrant.

*3.2	Bylaws of the Registrant.

10.1	Appendix and amendment to Master Agreement to Lease Equipment No. 1103 and schedules dated May 23, 2002, between Registrant and Cisco Systems Capital Corporation.

*	Incorporated by reference to designated exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)  Reports on Form 8-K:

On June 6, 2002, Registrant filed a report on Form 8-K to report that it had entered into an agreement on May 23, 2002 to restructure its equipment lease obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2002.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/S/ JOHN M. SCANLON
John M. Scanlon Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)