Form 10-Q
period 2002-09-30
INTERNAP NETWORK SERVICES CORP
filed 2002-11-14
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 219,721,294 shares of common stock, $0.001 par value, outstanding as of October 31, 2002, which includes 60,567,732 shares of common stock issuable upon conversion by the holders of the Series A preferred stock.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$32,520	$63,551
Short-term investments	—	18,755
Accounts receivable, net of allowance of $1,445 and $1,183, respectively	13,120	14,749
Prepaid expenses and other assets	5,057	2,981

Total current assets	50,697	100,036

Property and equipment, net of accumulated depreciation of $97,073 and $70,507, respectively	98,455	139,589
Restricted cash	2,122	2,432
Investments	3,355	2,794
Goodwill and other intangible assets, net of accumulated amortization of $36,314 and $32,116, respectively	32,013	36,218
Deposits and other assets	3,352	3,908

Total assets	$189,994	$284,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,807	$13,058
Accrued liabilities	10,181	16,727
Deferred revenues	6,940	2,747
Notes payable, current portion	4,007	2,038
Line of credit	15,000	10,000
Capital lease obligations, current portion	834	22,450
Restructuring liability, current portion	6,969	16,498

Total current liabilities	56,738	83,518

Deferred revenues	2,721	9,755
Notes payable, less current portion	1,597	954
Capital lease obligations, less current portion	24,605	15,494
Restructuring liability, less current portion	9,196	22,773

Total liabilities	94,857	132,494

Commitments and contingencies:

Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 2,950 and 3,171 issued and outstanding, respectively, with liquidation preferences of $94,408 and $101,487, respectively	80,292	86,314

Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized; 159,453 and 151,294 shares issued and outstanding, respectively	159	151
Additional paid in capital	798,083	794,459
Deferred stock compensation	(938)	(4,371)
Accumulated deficit	(782,459)	(724,077)
Accumulated items of other comprehensive income	—	7

Total stockholders’ equity	14,845	66,169

Total liabilities and stockholders’ equity	$189,994	$284,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2002	2001	2002	2001
Revenues	$32,711	$29,163	$98,355	$86,888

Costs and expenses:
Direct cost of network	17,302	24,637	64,034	74,439
Customer support	2,867	4,789	10,362	17,502
Product development	1,836	2,760	5,770	9,960
Sales and marketing	5,330	7,496	17,188	31,615
General and administrative	4,548	9,820	16,087	37,326
Depreciation and amortization	12,390	13,468	38,706	36,133
Amortization of goodwill and other intangible assets	1,165	5,658	4,198	32,458
Amortization of deferred stock compensation	(316)	814	25	3,132
Restructuring costs	352	67,211	(4,602)	71,553
Impairment of goodwill and other intangible assets	—	—	—	195,986
Loss on sales and retirements of property and equipment	1,510	—	2,649	341

Total operating costs and expenses	46,984	136,653	154,417	510,445

Loss from operations	(14,273)	(107,490)	(56,062)	(423,557)

Other income (expense):
Interest income (expense), net	(629)	(771)	(1,324)	(404)
Loss on equity method investment	(334)	(518)	(996)	(592)
Loss on investments	—	(6,000)	—	(25,314)

Total other income (expense)	(963)	(7,289)	(2,320)	(26,310)

Net loss	$(15,236)	$(114,779)	$(58,382)	$(449,867)

Basic and diluted net loss per share	$(0.10)	$(0.76)	$(0.38)	$(3.00)

Weighted average shares used in computing basic and diluted net loss per share	157,177	150,541	154,233	150,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine-month periods ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,382)	$(449,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,904	68,591
Impairment of goodwill and other intangible assets	—	195,986
Non-cash restructuring costs/(adjustments)	(4,602)	—
Non-cash interest expense on capital lease obligations	535	—
Provision for doubtful accounts	1,508	3,686
Provision for note receivable	—	6,000
Non-cash compensation and warrant expense	25	3,154
Loss on disposal of property and equipment	2,649	341
Loss on sale of investment security	—	14,490
Loss on write-down of investment	—	4,824
Loss on equity method investment	996	592
Translation gain	(210)	—
Changes in operating assets and liabilities:
Accounts receivable	121	1,254
Prepaid expenses, deposits and other assets	1,222	5,989
Accounts payable	(942)	(1,515)
Accrued restructuring charge	(12,771)	63,783
Deferred revenues	(2,841)	(1,906)
Accrued liabilities	(4,708)	(7,942)

Net cash used in operating activities	(34,496)	(92,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,914)	(29,792)
Proceeds from disposal of property and equipment	436	397
Reduction of restricted cash	310	—
Purchase of investments	(1,347)	(8,855)
Redemption of investments	18,748	54,800

Net cash provided by investing activities	10,233	16,550

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	5,000	—
Principal payments on notes payable	(2,526)	(1,719)
Payments on capital lease obligations	(10,260)	(15,409)
Proceeds from exercise of stock options and warrants	320	374
Proceeds from issuance of common stock	698	1,745
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	95,635

Net cash provided by (used in) financing activities	(6,768)	80,626

Net increase (decrease) in cash and cash equivalents	(31,031)	4,636
Cash and cash equivalents at beginning of period	63,551	102,160

Cash and cash equivalents at end of period	32,520	106,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,432	$4,471
Purchase of property and equipment financed with capital leases	$930	$19,922
Change in accounts payable attributable to purchases of property and equipment	$(691)	$(7,794)
Acquisition liabilities assumed and accrued acquisition costs	—	$1,356
Non-cash adjustment to fixed assets and capital leases due to restructuring of capital lease obligation	$3,710	—
Forfeiture of deposits to restructuring	$558	—
Impairment of fixed assets due to restructuring	$5,175	—
Prepayment of future lease obligation via note payable	$3,300	—
Accrued expense reclassified into a note payable	$1,838	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value
Balances, December 31, 2001	151,294	$151	$794,459	$(4,371)	$(724,077)	$7	$66,169	—
Conversion of Series A convertible preferred stock into common stock	4,776	5	6,017	—	—	—	6,022	—
Amortization of deferred stock compensation	—	—	(2,431)	2,456	—	—	25	—
Reversal of deferred stock compensation for terminated employees	—	—	(977)	977	—	—	—	—
Exercise of options and warrants to purchase common stock	1,672	2	207	—	—	—	209	—
Issuance and exercise of warrants to purchase shares of common stock to a non-employee	111	0.1	111	—	—	—	111	—
Issuance of employee stock purchase plan shares	1,600	1	697	—	—	—	698	—
Net loss	—	—	—	—	(58,382)	—	(58,382)	(58,382)
Unrealized loss on investments	—	—	—	—	—	(7)	(7)	(7)

Comprehensive loss								(58,389)

Balances, September 30, 2002	159,453	$159	$798,083	$(938)	$(782,459)	$—	$14,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2002, our operating results for the 3-month and 9-month periods ended September 30, 2002 and 2001, cash flows for the nine-month periods ended September 30, 2002 and 2001, and changes in stockholders’ equity for the 9-month period ended September 30, 2002. The balance sheet at December 31, 2001 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not affected our financial position, results of operations or net cash flows.

The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the future periods or for the full year.

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

We have experienced significant net operating losses since inception. During fiscal year 2001, we incurred net losses of $479.2 million and used $123.0 million of cash in our operating activities. From January 1, 2002 through September 30, 2002, we incurred net losses of $58.4 million and used $34.5 million of cash in our operating activities. Management expects net losses and negative cash flows will continue for several more quarters. We have decreased the size of our workforce by 194 employees during fiscal year 2002 in addition to the reduction of 313 employees during the prior fiscal year, and terminated certain real estate leases, network and other vendor commitments in order to control costs. Our plans indicate our existing cash is adequate to fund our operations for several more quarters. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to further curtail spending and reduce expenses. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Restructuring Charges

2001 Restructuring Charge

During fiscal year 2001, due to the decline and uncertainty of the telecommunications market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During fiscal year 2001, we incurred cash restructuring expenditures totaling $19.9 million and non-cash restructuring expenditures of $4.7 million. We reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our restructuring liability by $5.0 million and $7.2 million, respectively. The first quarter 2002 reduction was primarily due to settlements to terminate and restructure certain collocation lease obligations on terms more favorable than our original restructuring estimates. The third quarter 2002 reduction was primarily due to the decision to relocate our corporate headquarters to the previously restructured Atlanta, Georgia facility. Pursuant to the original restructuring plans, we did not anticipate using the Atlanta facility in the future. However, due to changes in management, corporate direction, and other factors, that could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring and Asset Impairment Charge

Due to the continuing decline and uncertainty in the telecommunications market, we committed to additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million for the three months ended September 30, 2002 was offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001.

Included in the $7.6 million restructuring charge is $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during the three months ended September 30, 2002. We expect that there will be additional restructuring costs in the future as additional payments are made to employees who are subject to deferred compensation arrangements payable at the completion of interim employment agreements. We expect these costs to total less than $2.0 million. Additionally, we continue to evaluate the restructuring reserve as plans are being executed, which could result in additional charges or adjustments.

Real Estate Obligations

Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain collocation license obligations. Accordingly, we recorded real estate related restructuring costs of $40.8 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network Infrastructure Obligations

The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future pursuant to the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated. These contractual obligations will continue in the future with no economic benefit, or they contain penalties that will be incurred if the obligations are cancelled.

The following table displays the activity and balances for restructuring activity and asset impairment (in millions):

	December 31, 2001 Restructuring Liability	Restructuring and Impairment Charge	Cash reductions	Non-cash and Write Downs	Non-cash Plan Adjustments	September 30, 2002 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$33.5	$—	$(9.5)	$(0.5)	$(12.2)	$11.3
Network infrastructure obligations	2.7	—	(1.3)	—	—	1.4
Other	2.0	—	(0.9)	—	—	1.1

Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2.2	—	—	—	2.2
Personnel	—	1.1	(1.1)	—	—	—
Other	—	0.2	—	—	—	0.2

Total restructuring costs	38.2	3.5	(12.8)	(0.5)	(12.2)	16.2

Net asset write-down, 2001 restructuring charge	1.1	—	—	(1.1)	—	—

Net asset write-downs for 2002 restructuring charge	—	4.1	—	(4.1)	—	—

Total asset impairments	1.1	4.1	—	(5.2)	—	—

Total	$39.3	$7.6	$(12.8)	$(5.7)	$(12.2)	$16.2

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2002 and 2001 are calculated as follows (in thousands, except per share amounts):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(15,236)	$(114,779)	$(58,382)	$(449,867)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	157,177	150,541	154,233	150,009
Basic and diluted net loss per share	$(0.10)	$(0.76)	$(0.38)	$(3.00)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	63,679	68,455	63,679	68,455
Options to purchase common stock	21,258	14,918	21,258	14,918
Warrants to purchase common stock	17,326	18,795	17,326	18,795

	102,263	102,168	102,263	102,168

5. Accounting	for Goodwill and Intangible Assets Pursuant to Statement of Financial Accounting Standard No. 142

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

Based on our initial impairment test performed upon adoption of SFAS No. 142, we determined that none of the recorded goodwill was impaired as of January 1, 2002. During the period ended September 30, 2002, we performed our annual impairment testing. This test was performed by comparing the adjusted book value of the consolidated company to its fair value. In determining Internap’s fair value we considered both market-based and income-based approaches to estimate value.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the results of the analysis performed we concluded that no goodwill impairment existed as of September 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. As of September 30, 2002, goodwill totaled $27.0 million.

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our amortizing identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets are as follows (in thousands):

	December 31, 2001		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$14,535	$(6,711)	$14,535	$(10,259)
Technology based	$2,600	$(1,228)	$2,600	$(1,878)

Amortization expense for identifiable intangible assets during the third quarter of 2002 was $1.2 million and $4.2 million year-to-date. Estimated amortization expense for the remainder of 2002, 2003 and thereafter is as follows (in thousands):

Estimated Amortization Expense
2002 (remainder)	$1,407
2003	3,266
Thereafter	325

Actual results of operations for the three- and nine-month periods ended September 30, 2002 and pro forma results of operations for the three- and nine-month periods ended September 30, 2001, had we applied the non-amortization provisions of SFAS No. 142 in those periods, are as follows (in thousands, except per share amounts):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2002	2001	2002	2001
Reported net loss	$(15,236)	$(114,779)	$(58,382)	$(449,867)
Add amortization of goodwill	—	4,267	—	28,262

Pro forma net loss	$(15,236)	$(110,512)	$(58,382)	$(421,605)

Reported net loss per share	$(0.10)	$(0.76)	$(0.38)	$(3.00)
Pro forma net loss per share	$(0.10)	$(0.73)	$(0.38)	$(2.81)

6.    Investments

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. During fiscal years 2001 and 2002, we made an aggregate cash investment of $4.2 million in two installments to acquire 51% of the common stock of the joint venture, Internap Japan Co., Ltd. We are unable to assert control over the joint venture’s operational and financial policies and practices, due to certain minority interest

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

protections afforded to our joint venture partner, NTT-ME Corporation. Consequently, we are precluded from accounting for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and consistent with EITF 96-16 “Investor’s accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights.” During the three- and nine-month periods ended September 30, 2002, we recognized our proportionate share of Internap Japan’s net losses totaling $0.3 million and $1.0 million, respectively. Since inception of the joint venture, we have recognized our proportional share of Internap Japan’s aggregate losses totaling $2.2 million and translation gains due to favorable exchange rates between the United States Dollar and the Japanese Yen totaling $0.2 million, resulting in a net investment balance of $2.2 million. Our investment in Internap Japan is reflected as a component of investments and losses and translation gains and losses in other income (expense) on the statements of operations.

Investments at September 30, 2002 consisted of the following (in thousands):

	Cost Basis	Recorded Value
Equity Method Investment	$2,179	$2,179
Cost Basis Investments	1,176	1,176

	$3,355	$3,355

Investments at December 31, 2001 consisted of the following (in thousands):

	Cost Basis	Unrealized Gain	Unrealized Loss	Recorded Value
U.S. Government and Government Agency Debt Securities	$6,210	$3	$—	$6,213
Corporate Debt Securities	12,538	4	—	12,542
Equity Method Investment	1,618	—	—	1,618
Cost Basis Investments	1,176	—	—	1,176

	$21,542	$7	$—	$21,549

7.    Capital Lease Obligations

During the second quarter of 2002, we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002 and extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, periodic revenues, EBITDA levels and other covenants. Should we breach the covenants, experience a change-of-control represented by a change in 35% of the aggregate ordinary voting power, or should the lessor believe we have experienced a material adverse change in our business, the lessor has the ability to demand payment of all amounts due. As of September 30, 2002, we were not in compliance with a non-financial covenant requiring us to provide the lessor

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with documentation allowing access to our facilities. We were in compliance with all financial covenants and have obtained a waiver through January 31, 2003.

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

8.    Notes Payable

During the second quarter of 2002, we completed negotiations with a collocation space provider that resulted in a reduction of the periodic rents paid to the provider for 36 months in exchange for a $2.7 million note payable to be paid in quarterly installments over 36 months. The note bears interest at a rate of 5.5% and is collateralized by leaseholds, equipment, and customer revenues at one of our service points. The related prepaid asset is being amortized to direct cost of network over 36 months.

During fiscal year 2000, we entered into an integrated sales agreement to act as an exclusive reseller for a service provider. The agreement included a revenue commitment to be fulfilled over a two-year period that ended during March 2002. We had fully accrued our liability for the $1.8 million shortfall as of the expiration date of the agreement as a component of accrued expenses. During the second quarter of 2002, we entered into a note payable to the service provider in lieu of immediate payment of the shortfall amount and reclassified the $1.8 million accrued expense to notes payable. The note matures October 5, 2003, is payable based on a payment schedule, bears interest of 6.0% and is collateralized by a first position interest in certain network equipment and a second position interest in our cash accounts.

9.  Stock-Based Compensation Plans

During the nine-month period ended September 30, 2002, we terminated employment of individuals for whom we had recognized deferred stock compensation and had recognized related expenses on unvested options using an accelerated amortization method. Accordingly, during the nine-month period ended September 30, 2002, we reduced our deferred stock compensation that would have been amortized to future expense by $1.0 million, and we reduced our amortization to expense of deferred stock compensation by $2.4 million to reverse previously recognized expense on unvested options.

10.    Deferred Revenue

During the nine-month period ended September 30, 2002, we completed negotiations with one of our customers that significantly reduced the term of the customer’s service contract. As a result of the reduction in the contractual service period and other factors, we changed our estimated life of the customer relationship over which to recognize deferred revenues from 120 months to 46 months, with 17 months remaining at September 30, 2002. The current balance of deferred revenues attributable to the customer on the date of completing the new service contract was increased to reflect the amortization of the remaining balance over the remaining customer relationship period. The reallocation resulted in $3.9 million of deferred revenues being reclassified from the non-current to current classification at the time the contract was executed.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Events

Series A Preferred Stock

On October 31, 2002, we effected, with the consent of the holders of a requisite number of shares of our Series A preferred stock, an amendment to the Series A preferred stock designation contained in our corporate charter. This amendment eliminated certain circumstances that could lead to a deemed liquidation event. Prior to this amendment, the Series A preferred stock was classified as a mezzanine item on the balance sheet. This amendment will result in the reclassification of $80.3 million of Series A preferred stock from mezzanine to stockholders’ equity in future periods.

Credit Facility

Subsequent to September 30, 2002, we entered into a revised loan and security agreement. Under the terms of the new loan and security agreement, $15 million outstanding under the previous facility was refinanced into a $15 million revolving line of credit and a $5 million term loan. The amount available under the revolver is based on a percentage of eligible accounts receivable plus a percentage of unrestricted cash and investments. The amount available under the revolver is further restricted by the $5 million outstanding under the term loan until the Company achieves a specified minimum debt coverage service level for six consecutive months as detailed in the agreement. Therefore, the amount available under the revolver at the time of the refinancing was $10 million.

The revolving line of credit is a 24-month facility expiring in October 2004 bearing interest at a rate ranging from prime plus 1% to prime plus 2% per year, depending on a certain balance sheet ratio as specified in the agreement. Monthly payments are comprised only of interest over the term of the facility. The term loan is a 36-month amortizing facility and bears interest at a fixed rate of 8% per year. Equal monthly payments of principal and interest are due over the term of the facility.

Both the revolving facility and the term loan are governed by a common security agreement and the loans are collateralized by substantially all the assets of the Company. The agreement will allow the lender to require us to maintain cash and investment accounts with them and may allow the lender to exercise greater control over our customer deposits if our overall cash position falls below certain levels, as specified in the agreement. Both the revolving credit facility and the term loan also contain financial covenants that require us to maintain a minimum tangible net worth as defined in the agreement. Further, the lender has the ability to demand repayment if there has been a material adverse change in our business.

12.    Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143) is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, results of operations and cash flows. We are assessing the requirements of SFAS No. 143 and the effect, if any, on our financial position, results of operations and cash flows.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 (SFAS No. 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for all affected transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses From the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of October 31, 2002, and Internap undertakes no duty to update this information. Should events occur subsequent to October 31, 2002, that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q, an Annual Report on Form 10-K or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” beginning on page 30 of this Form 10-Q.

Overview

Internap is a leading provider of high performance Internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical Internet-based applications. Customers connected to one of our service points, located within the 17 metropolitan markets we serve, have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission critical information and communications faster and more reliably with lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. Our customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to our high quality of service, we generally price our services at a premium to providers of conventional Internet connectivity services. We expect to remain a premium provider of high quality Internet connectivity services and anticipate continuing our pricing policy for premium services in the future although we may also offer lower quality services at lower price points. We believe the market demand for premium service will continue to grow as their Internet connectivity needs grow and become even more complex and, as such, customers will continue to pay a premium for high quality service.

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

2001 Impairment

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

2001 Restructuring Charge

During fiscal year 2001, due to the decline and uncertainty of the telecommunications market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During fiscal year 2001, we incurred cash restructuring expenditures totaling $19.9 million and non-cash restructuring expenditures of $4.7 million. We reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our restructuring liability by $5.0 million and $7.2 million, respectively. The first quarter 2002 reduction was primarily due to settlements to terminate and restructure certain collocation lease obligations on terms more favorable than our original restructuring estimates. The third quarter 2002 reduction was primarily due to the decision to relocate our corporate headquarters to the previously restructured Atlanta, Georgia facility. Pursuant to the original restructuring plans, we did not anticipate using the Atlanta facility in the future. However, due to changes in management, corporate direction, and other factors, that could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring and Asset Impairment Charge

Due to the continuing decline and uncertainty in the telecommunications market, we committed to additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million for the three months ended September 30, 2002 was offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001.

Included in the $7.6 million restructuring charge is $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during the three months ended September 30, 2002. We expect that there will be additional restructuring costs in the future as additional payments are made to employees who are subject to deferred compensation arrangements payable at the completion of interim employment agreements. We expect these costs to total less than $2.0 million. Additionally, we continue to evaluate the restructuring reserve as plans are being executed, which could result in additional charges or adjustments.

Real Estate Obligations

Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain collocation license obligations. Accordingly, we recorded real estate related restructuring costs of $40.8 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

Network Infrastructure Obligations

The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future pursuant to the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated. These contractual obligations will continue in the future with no economic benefit, or they contain penalties that will be incurred if the obligations are cancelled.

The following table displays the activity and balances for restructuring activity and asset impairment (in millions):

	December 31, 2001 Restructuring Liability	Restructuring and Impairment Charge	Cash reductions	Non-cash and Write Downs	Non-cash Plan Adjustments	September 30, 2002 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$33.5	$—	$(9.5)	$(0.5)	$(12.2)	$11.3
Network infrastructure obligations	2.7	—	(1.3)	—	—	1.4
Other	2.0	—	(0.9)	—	—	1.1

Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2.2	—	—	—	2.2
Personnel	—	1.1	(1.1)	—	—	—
Other	—	0.2	—	—	—	0.2

Total restructuring costs	38.2	3.5	(12.8)	(0.5)	(12.2)	16.2

Net asset write-down, 2001 restructuring charge	1.1	—	—	(1.1)	—	—

Net asset write-downs for 2002 restructuring charge	—	4.1	—	(4.1)	—	—

Total asset impairments	1.1	4.1	—	(5.2)	—	—

Total	$39.3	$7.6	$(12.8)	$(5.7)	$(12.2)	$16.2

Results Of Operations

The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2002	2001	2002	2001
Revenues	100%	100%	100%	100%
Costs and expenses:
Direct cost of network	53%	85%	65%	86%
Customer support	9%	16%	10%	20%
Product development	6%	9%	6%	11%
Sales and marketing	16%	26%	17%	36%
General and administrative	14%	34%	16%	43%
Depreciation and amortization	38%	46%	39%	42%
Amortization of intangible assets	3%	19%	4%	37%
Amortization of deferred stock compensation	(1%)	3%	—	4%
Restructuring costs	1%	231%	(5%)	82%
Impairment of goodwill and other intangible assets	—	—	—	226%
Loss on sales and retirements of property and equipment	5%	—	3%	—

Total operating costs and expenses	144%	469%	155%	587%

Loss from operations	(44%)	(369%)	(55%)	(487%)
Other income (expense):
Interest income (expense), net	(2%)	(3%)	(1%)	—
Loss on equity method investment	(1%)	(2%)	(1%)	(1%)
Loss on investments	—	(20%)	—	(30%)

Total other income (expense)	(3%)	(25%)	(2%)	(31%)

Net loss	(47%)	(394%)	(59%)	(518%)

Three-month Periods Ended September 30, 2002 and 2001

Net loss.    Net loss for the three-month period ended September 30, 2002 was $15.2 million, or a net loss of $0.10 per share, as compared to a net loss of $114.8 million, or a net loss of $0.76 per share, for the same period during the preceding year. The $99.5 million decrease in net loss was primarily due to a $67.2 million restructuring charge recorded during the prior year, a 12% increase in revenues and a 32% decrease in total operating costs, net of the restructuring. The increase in revenue was driven primarily by new customer acquisitions and a reduction in customer churn. The decrease in operating costs was comprised of decreases in all categories of operating costs and expenses due to the reduction of the cost of network services and the streamlining of operations, including personnel reductions. Other income (expense) improved due to a $6.0 million provision taken on an investment note receivable recorded during 2001. We anticipate net losses during the next three-month period to remain comparable with those reflected during the three-month period ended September 30, 2002.

Revenues.    Revenues increased 12% from $29.2 million for the three-month period ended September 30, 2001 to $32.7 million for the three-month period ended September 30, 2002. The increase of $3.5 million was attributable to increased sales at our existing service points and sales of complementary services such as content distribution. An increased number of customers from 894 customers at September 30, 2001, to 1,202 customers at September 30, 2002, resulted in increased sales. We expect quarterly revenues to remain approximately the same for the remainder of 2002.

Direct cost of network.    Direct cost of network decreased 30% from $24.6 million for the three-month period ended September 30, 2001 to $17.3 million for the three-month period ended September 30, 2002. This decrease of $7.3 million was primarily due to decreased costs related to renegotiated contracts with our Internet backbone and local exchange providers during the period. Included in the $7.3 million decrease is a one-time benefit of $2.1 million related to previously accrued commitment amounts that were reduced as a result of vendor contract negotiations completed during the three-months ended September 30, 2002. We anticipate recurring direct cost of network will remain consistent with those noted during the current quarter.

Customer support.    Customer support expenses decreased 40% from $4.8 million for the three-month period ended September 30, 2001 to $2.9 million for the three-month period ended September 30, 2002. This decrease of $1.9 million was primarily due to decreased compensation and benefits costs and facility costs of $1.3 million and $0.5 million, respectively. Customer support costs are expected to remain consistent with those noted during the current quarter.

Product development.    Product development costs decreased 33% from $2.8 million for the three-month period ended September 30, 2001 to $1.8 million for the three-month period ended September 30, 2002. This decrease of $0.9 million was primarily due to decreased compensation and contract labor and facilities costs of $0.6 million and $0.3 million, respectively. Product development costs are expected to remain consistent with those noted during the current quarter.

Sales and marketing.    Sales and marketing costs decreased 29% from $7.5 million for the three-month period ended September 30, 2001 to $5.3 million for the three-month period ended September 30, 2002. This decrease of $2.2 million was primarily due to decreased compensation and advertising costs of $2.0 million and $0.2 million, respectively. Sales and marketing expenses are expected to remain consistent with those of the current quarter for the foreseeable future.

General and administrative.    General and administrative costs decreased 54% from $9.8 million for the three-month period ended September 30, 2001 to $4.5 million for the three-month period ended September 30, 2002. This decrease of $5.3 million was primarily due to decreased compensation, facility, professional services, and bad debt tax expenses, representing $2.0 million, $1.6 million, $1.0 million and $0.6 million, respectively. General and administrative costs are expected to remain consistent with those of the current quarter.

Depreciation and amortization.    Depreciation and amortization decreased 8% from $13.5 million for the three-month period ended September 30, 2001 to $12.4 million for the three-month period ended September 30, 2002. This $1.1 million decrease was primarily due to reduced depreciation of property and equipment in service within our network infrastructure.

Amortization of intangible assets.    Amortization of intangible assets declined 79% from $5.7 million for the three-month period ended September 30, 2001 to $1.2 million for the three-month period ended September 30, 2002. This decrease of $4.5 million is due to the cessation of goodwill amortization associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.”

Other income (expense).    Other income (expense), net, decreased from $7.3 million for the three-month period ended September 30, 2001 to $1.0 million for the three-month period ended September 30, 2002. Other income (expense) improved primarily due to a non-recurring $6.0 million loss on a provision taken for an investment note during the three-month period ended September 30, 2001.

Nine-month Periods Ended September 30, 2002 and 2001

Net loss.    Net loss for the nine-month period ended September 30, 2002 was $58.4 million, or a net loss of $0.38 per share, as compared to a net loss of $449.9 million, or a net loss of $3.00 per share, for the same period during the preceding year. The $391.5 million decrease in net loss was primarily due to a decrease in restructuring and impairment costs totaling $272.1 million, decreased amortization of intangible assets of $28.3 million, decreased other income (expense) of $24.0 million, and decreased operating expenses, net of the aforementioned items, of $55.6 million and increased revenue of $11.5 million. We anticipate net losses during fourth quarter of 2002 to remain consistent with those incurred during the third quarter of 2002.

Revenues.    Revenues increased 13% from $86.9 million for the nine-month period ended September 30, 2001 to $98.4 million for the nine-month period ended September 30, 2002. The increase of $11.5 million was attributable to increased sales at our existing service points and sales of complementary services such as content distribution. An increased number of customers, from 894 customers at September 30, 2001, to 1,202 customers at September 30, 2002, resulted in increased sales. We expect revenues to remain approximately the same during the fourth quarter of 2002 as were noted during the first three quarters of 2002.

Direct cost of network.    Direct cost of network decreased 14% from $74.4 million for the nine-month period ended September 30, 2001 to $64.0 million for the nine-month period ended September 30, 2002. This decrease of $10.4 million was primarily due to reduced costs related to renegotiated contracts with our Internet backbone and local exchange providers during the period. Included in the decrease of $11.3 million is a one time benefit of $2.1 million related to previously accrued commitment amounts that were reduced as a result of network vendor contract negotiations completed during the three-month period ended September 30, 2002. This decrease was offset by increased content distribution costs of $2.0 million and service point facility costs of $1.8 million. We anticipate direct cost of network to remain consistent with third quarter costs during the next quarter.

Customer support.    Customer support expenses decreased 41% from $17.5 million for the nine-month period ended September 30, 2001 to $10.4 million for the nine-month period ended September 30, 2002. This decrease of $7.1 million was primarily due to decreased compensation and benefits costs, facility costs and travel and entertainment costs that decreased $4.5 million, $1.9 million and $0.4 million, respectively. Customer support costs are expected to remain consistent with those noted during the current quarter.

Product development.    Product development costs decreased 42% from $10.0 million for the nine-month period ended September 30, 2001 to $5.8 million for the nine-month period ended September 30, 2002. This decrease of $4.2 million was due primarily to decreased compensation, contract labor and facility costs, representing $1.9 million, $1.2 million and $0.9 million of the decrease, respectively. Product development costs are expected to remain consistent with those noted during the current quarter.

Sales and marketing.    Sales and marketing costs decreased 46% from $31.6 million for the nine-month period ended September 30, 2001 to $17.2 million for the nine-month period ended September 30, 2002. This decrease of $14.4 million was primarily due to decreases in compensation costs, advertising costs, and travel and entertainment costs, of $7.2 million, $5.8 million and $0.5 million of the decrease, respectively. Sales and marketing expenses are expected to remain consistent with those of the current period for the foreseeable future.

General and administrative.    General and administrative costs decreased 57% from $37.3 million for the nine-month period ended September 30, 2001 to $16.1 million for the nine-month period ended September 30, 2002. This decrease of $21.2 million was primarily due to decreased facility, compensation, bad debt, and consulting and professional services costs, representing $7.6 million, $6.0 million, $2.2 million and $1.5 million of the decrease, respectively. General and administrative costs are expected to remain consistent with those of the current quarter for the foreseeable future.

Depreciation and amortization.    Depreciation and amortization increased 7% from $36.1 million for the nine-month period ended September 30, 2001 to $38.7 million for the nine-month period ended September 30,

2002. This $2.6 million increase was primarily due to depreciation of property and equipment in service within our network infrastructure.

Amortization of intangible assets.    Amortization of intangible assets declined 87% from $32.5 million for the nine-month period ended September 30, 2001 to $4.2 million for the nine-month period ended September 30, 2002. This decrease of $28.3 million is primarily due to the impairment write-off of the goodwill associated with the acquisition of CO Space, representing approximately 55% of the decrease, and the cessation of amortization of goodwill associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” representing approximately 45% of the decrease.

Other income (expense).    Other income (expense), net, decreased from $26.3 million for the nine-month period ended September 30, 2001 to $2.3 million for the nine-month period ended September 30, 2002. Other income (expense) improved due to a non-recurring $14.5 million loss on the sale of an investment in 360networks, Inc., a non-recurring provision taken on an investment note receivable of $6.0 million and a non-recurring $4.8 million impairment charge taken on an investment in Aventail Corporation, all occurring during the nine-month period ended September 30, 2001.

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

Based on our initial impairment test performed upon adoption of SFAS No. 142, we determined that none of the recorded goodwill was impaired as of January 1, 2002. During the period ended September 30, 2002, we performed our annual impairment testing. This test was performed by comparing the adjusted book value of the consolidated company to its fair value based on an independent appraisal. In determining Internap’s fair value we considered both market-based and income-based approaches to estimate value.

Based on the results of the analysis performed we concluded that goodwill was not impaired as of September 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially impact the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. As of September 30, 2002, goodwill totaled $27.0 million.

Liquidity and Capital Resources

Cash Flow for the Nine-month periods ended September 30, 2002 and 2001

Net Cash Used in Operating Activities.    Net cash used in operating activities was $34.5 million for the nine-month period ended September 30, 2002 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $14.6 million, a decrease in accrued restructuring charge of $12.8 million, decrease in accrued liabilities of $4.7 million, decrease in deferred revenues of $2.8 million and decrease in accounts payable of $0.9 million. These uses of cash were partially offset by a decrease in prepaid expenses, deposits and other assets of $1.2 million. The decrease in the accrued restructuring charge reflects the restructuring payments made during the period, primarily relating to real estate obligations and non-cash plan adjustments and asset write downs. The fluctuations noted within the other balance sheet accounts reflect the reduction of our sales outstanding from 45 days at December 31, 2001 to 37 days at September 30, 2002 and fluctuations in the ordinary course of business.

Net cash used in operating activities was $92.5 million for the nine-month period ended September 30, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $152.2 million, decreased accrued liabilities of $7.9 million, decreased deferred revenues of $1.9 million and decreased accounts payable of $1.5 million. These uses of cash were partially offset by an increase in the accrued restructuring liability of $63.8 million, a decrease in prepaid expenses, deposits and other assets of $6.0 million and a decrease in accounts receivable of $1.3 million. The increase in accounts payable reflects timing variances in payments to vendors. The decrease in accrued liabilities reflects the decrease of capital asset acquisitions that were previously accrued.

Net Cash Provided by Investing Activities.    Net cash provided by investing activities was $10.2 million for the nine-month ended September 30, 2002 and was primarily from proceeds of $18.7 million received from the maturity of investments, offset by $7.9 million in purchases of property and equipment and $1.3 million invested in our Japanese joint venture Internap Japan. The purchases of property and equipment primarily represent payments made in conjunction with an amendment to our master lease agreement, capitalized labor for the development of internal use software and equipment to be used within our network infrastructure.

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. The investment in the joint venture is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” During the nine-month period ended September 30, 2002, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest. We expect this additional capital contribution to fund the partnership through the remainder of 2002.

Net cash provided by investing activities was $16.5 million for the nine-month period ended September 30, 2001 and was primarily related to the redemption or maturity of investment securities, net of new investments, of $54.8 million, offset by purchases of property and equipment of $29.8 million. The purchases of property are primarily comprised of expenditures relating to leasehold improvements on collocation facilities and corporate offices and equipment to be deployed within our network infrastructure. Subsequent to February 28, 2001, the point at which we restructured our collocation activities, purchases of property and equipment for leasehold improvements began to decline.

Net Cash Used in Financing Activities.    Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of September 30, 2002, we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our securities.

Net cash used in financing activities for the nine-month period ended September 30, 2002 was $6.8 million, and related primarily to the payments on notes payable and capital leases, totaling $12.8 million offset by the proceeds from our line of credit of $5.0 million and employee stock purchase plan stock purchases and the exercise of options and warrants, totaling $1.0 million.

Net cash provided by financing activities for the nine-month period ended September 30, 2001 was $80.6 million, related primarily to proceeds from the issuance of Series A preferred stock offering and shares of common stock of $97.4 million. These proceeds were offset by payments on notes payable and capital lease obligations totalling $17.1 million.

Liquidity.

We have experienced significant net operating losses since inception. During the three-month period ended September 30, 2002, we incurred net losses of $15.2 million and used $8.6 million of cash in operating activities. During the nine-month period ended September 30, 2002, we incurred net losses of $58.4 million and used $34.5 million of cash in operating activities. Management expects net losses and negative cash flows will continue for several more quarters. We have decreased the size of our workforce by 194 employees during 2002 in addition to the reduction of 313 employees during the prior fiscal year, and terminated certain real estate leases, network and other vendor commitments in order to control costs. Our plans indicate our existing cash is adequate to fund our operations for several more quarters. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand, the ability to maintain compliance with covenants, the ability to retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail spending and reduce expenses. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

Our cash requirements through the end of 2002 are primarily to fund operations, restructuring outlays, and payments to service notes payable and capital expenses.

With the slowdown in the macroeconomic environment during fiscal year 2001, we focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenues. On February 28, 2001 and September 24, 2001, we announced two restructurings of the business. Under the restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and to streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of our restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend through 2015. In July 2002 we announced our decision to further restructure the business by eliminating an additional 135 positions and relocate our corporate headquarters to Atlanta, Georgia. Certain of the 135 positions were eliminated during July 2002 and the restructuring of all positions is expected to be completed by March 2003. For accounting purposes, a restructuring charge was recorded during the third quarter of 2002 to reflect management’s decision.

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

Commitments and Other Obligations.

We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. The amounts in the table below captioned “Network commitments” primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license collocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we did not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth Further, the amount and timing of network expense in the future will vary from the minimum contractual amounts set forth in the table below since our actual expense will vary with the usage on our network.

The following table summarizes our credit obligations and contractual commitments for the fiscal years indicated. Amounts shown reflect new and amended credit obligations and contractual commitments entered into during the current year.

		Payment due by period (in thousands)
	Total	Current Year	2003 through 2004	2005 through 2006	Beyond 2006
Line of credit	$10,000	$—	$10,000	$—	$—
Notes payable	10,604	4,254	4,839	1,511	—
Capital lease obligations, including interest	43,975	3,034	18,262	11,999	10,680
Operating leases commitments	156,867	17,068	30,475	20,453	88,871
Network commitments	75,785	12,714	32,629	15,206	15,236

Total	$297,231	$37,070	$96,205	$49,169	$114,787

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

Credit Facilities.

At September 30, 2002, we had a revolving line of credit of $15.0 million and had drawn $15.0 million under the facility. Our ability to maintain the drawn amount under the line of credit at current levels depended on a number of factors, including the level of eligible receivable balances and liquidity. The facility also contained financial covenants that required us to grow revenues, limit cash losses, and require minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also had the ability to demand repayment if there had been a material adverse change in our business. At September 30, 2002, we were in compliance with covenants relating to revenue growth, as defined in the agreement.

Subsequent to September 30, 2002, we entered into a revised loan and security agreement. Under the terms of the new loan and security agreement $15 million outstanding under the previous facility was refinanced into a $15 million revolving line of credit and a $5 million term loan. The amount available under the revolver is based on a percentage of eligible accounts receivable plus a percentage of unrestricted cash and investments. The amount available under the revolver is further restricted by the $5 million outstanding under the term loan until the Company achieves a specified minimum debt coverage service level for six consecutive months as detailed in the agreement. Therefore, the amount available under the revolver at the time of the refinancing was $10 million and we do not expect the additional $5 million to be available for several more quarters.

The revolving line of credit is a 24-month facility expiring in October 2004 bearing interest at a rate ranging from prime plus 1% to prime plus 2% per year, depending on a certain balance sheet ratio as specified in the agreement. Monthly payments are comprised only of interest over the term of the facility. The term loan is a

36-month amortizing facility and bears interest at a fixed rate of 8% per year. Equal monthly payments of principal and interest are due over the term of the facility.

Both the revolving facility and the term loan are governed by a common security agreement and the loans are collateralized by substantially all the assets of the Company. The agreement will allow the lender to require us to maintain cash and investment accounts with them and may allow the lender to exercise greater control over our customer deposits if our overall cash position falls below certain levels, as specified in the agreement. Both the revolving credit facility and the term loan also contain financial covenants that require us to maintain a minimum tangible net worth as defined in the agreement. Further, the lender has the ability to demand repayment if, at its option, there has been a material adverse change in our business.

Series A Preferred Stock.

3,171,000 shares of Series A preferred stock were issued and outstanding at September 30, 2002. Among other things, the Series A preferred stock designation contains restrictions on the amount of new debt or preferred equity that we can incur without specific preferred stockholder approval. Should we in the future decide to obtain additional debt or preferred equity to improve our liquidity, there can be no assurance that preferred stockholder approval can be obtained.

On October 31, 2002, we effected, with the consent of the holders of a requisite number of shares of our Series A preferred stock, an amendment to the Series A preferred stock designation contained in our corporate charter. This amendment eliminated certain circumstances that could lead to a deemed liquidation event. Prior to this amendment, the Series A preferred stock was classified as a mezzanine item on the balance sheet. This amendment will result in the reclassification of $80.3 million of Series A preferred stock from mezzanine to stockholders’ equity in future periods. The table below shows, on a proforma basis, reclassification of the preferred stock on the condensed consolidated balance sheet as if the liquidation privileges have been removed on or prior to September 30, 2002:

INTERNAP NETWORK SERVICES CORPORATION  PROFORMA CONDENSED BALANCE SHEETS
(UNAUDITED)(IN THOUSANDS)

	September 30, 2002 (Actual)	Proforma Adjustments	September 30, 2002 (Proforma)
ASSETS
Current assets:
Cash and cash equivalents	$32,520		$32,520
Accounts receivable, net of allowance	13,120		13,120
Prepaid expenses and other assets	5,057		5,057

Total current assets	50,697		50,697

Property and equipment, net of accumulated depreciation	98,455		98,455
Restricted cash	2,122		2,122
Investments	3,355		3,355
Goodwill and other intangible assets, net of accumulated	32,013		32,013
Deposits and other assets	3,352		3,352

Total assets	$189,994		$189,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,807		$12,807
Accrued liabilities	10,181		10,181
Deferred revenues	6,940		6,940
Notes payable, current portion	4,007		4,007
Line of credit	15,000		15,000
Capital lease obligations, current portion	834		834
Restructuring liability, current portion	6,969		6,969

Total current liabilities	56,738		56,738

Deferred revenues	2,721		2,721
Notes payable, less current portion	1,597		1,597
Capital lease obligations, less current portion	24,605		24,605
Restructuring liability, less current portion	9,196		9,196

Total liabilities	94,857		94,857

Commitments and contingencies:

Series A convertible preferred stock	80,292	(80,292)	—

Stockholders’ equity:
Common stock	159		159
Series A convertible preferred stock		3	3
Additional paid in capital	798,083	80,289	878,372
Deferred stock compensation	(938)		(938)
Accumulated deficit	(782,459)		(782,459)
Accumulated items of other comprehensive income	—		—

Total stockholders’ equity	14,845	80,292	95,137

Total liabilities and stockholders’ equity	$189,994	$0	$189,994

Lease facilities.

Since our inception, we have financed the purchase of network routing equipment using capital leases. The present value of future capital lease payments was $35.1 million at March 31, 2002. During the second quarter of 2002 we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002 and extended the payment terms and provided for a deferral of lease payments for the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million. The terms of our master lease agreement, as amended, contain financial covenants that require us to maintain minimum liquidity balances, periodic revenues, EBITDA levels and other covenants. Should we breach the covenants, experience a change-of-control represented by a change in 35% of the aggregate ordinary voting power of our capital stock, or should the lessor believe we have experienced a material adverse change in our business, the lessor has the ability to demand payment of all amounts due. As of September 30, 2002, we were not in compliance with a non-financial covenant requiring us to provide the lessor with documentation allowing access to our facilities. We were in compliance with all financial covenants and have obtained a waiver through January 31, 2003.

We have fully utilized available funds under our existing lease facilities. While we intend to pursue additional lease financing to accommodate expected network equipment purchases but there can be no assurance that additional lease financing will be available. See “Liquidity—Commitments and Other Obligations” for a summary of lease obligations.

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

Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 (SFAS No. 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for all affected transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses From the Extinguishment of Debt.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a $1.2 million equity investment in Aventail Corporation, an early stage, privately held company. Our $1.2 million equity investment is net of a $4.8 million investment write down recorded during 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.2 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity method and is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

As of September 30, 2002, our cash equivalents mature within three months. Therefore, as of September 30, 2002, we believe the reported amounts of cash and cash equivalents, investments, notes payable and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.    CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, which we refer to as the “Evaluation Date.” Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report on Form 10-Q has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

RISK FACTORS

Risks Related to Our Business

We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Annual Profitability.    We have incurred net losses in each quarterly and annual period since we began operations. We incurred net losses of $49.9 million, $185.5 million and $479.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Our net loss for the three-month period ended September 30, 2002 was $15.2 million and at September 30, 2002 our accumulated deficit was $782.5 million. We expect to incur net losses and negative cash flows from operations on a quarterly and annual basis for several more quarters, and we may never become profitable. Moreover, our failure to meet certain financial covenants contained in material agreements with our lender or the lessor of our master equipment lease may negatively impact our financial position and our cash flow and, as a result, we would be in material default under those agreements. A material default under those agreements could result in the entire amounts due thereunder becoming due and payable.

We May Be Unable to Maintain Our Listing on The Nasdaq SmallCap Market, Which Could Have a Negative Impact on the Price and Liquidity of Our Common Stock.    Our common stock currently is quoted on The Nasdaq SmallCap Market. Nasdaq has certain compliance requirements for continued listing of common stock, including a requirement that our common stock have a minimum bid price of $1.00 per share. On April 24, 2002, we were initially notified of our failure to comply with the minimum bid requirement. Nasdaq granted us 90 calendar days, or until July 23, 2002, to regain compliance with the minimum bid requirement. Subsequently, we were unable to demonstrate compliance with the minimum bid requirement on or before July 23, 2002, and we received a formal notice of de-listing from The Nasdaq National Market on July 24, 2002. This automatic de-listing was temporarily stayed during our appeal of the de-listing before the Nasdaq Listing Qualifications Panel, or the “Panel”. At our hearing with the Panel, which occurred on August 29, 2002, we petitioned to maintain our listing on The Nasdaq National Market pending stockholder approval and implementation of a reverse stock split to increase our share price, in order to maintain compliance with the Nasdaq listing requirements.

On October 2, 2002, the Panel denied our petition for continued inclusion on The Nasdaq National Market, and transferred our common stock listing to The Nasdaq SmallCap Market, effective October 4, 2002. Subsequently, on October 21, 2002, the Panel granted us an additional 180-day grace period, until April 21, 2003, to satisfy the $1.00 bid requirement. The Panel also stated that our listing on The Nasdaq SmallCap Market was pursuant to the terms of the following exception:

1.
We must provide documentation to the Panel on or before November 14, 2002 evidencing that the terms of at least $45 million of our outstanding Series A preferred stock have been modified such that the Series A preferred stock will be classified as equity under U.S. GAAP. Further, this quarterly report on Form 10-Q must evidence stockholders’ equity of at least $12 million. This quarterly report on Form 10-Q must also include a second balance sheet with pro forma adjustments for any significant events or transactions occurring on or before the filing date, evidencing stockholders’ equity of at least $52 million. As of September 30, 2002, we had approximately $14.8 million of stockholders’ equity on our balance sheet, which we are reporting on this quarterly report on Form 10-Q for the period ended September 30, 2002. In addition, as of that date, our balance sheet reflected approximately $80.3 million of Series A preferred stock, which is classified as mezzanine under U.S. GAAP rather than as a component of stockholders’ equity. As of the date of this quarterly report on Form 10-Q, we have effected, with the consent of the holders of a requisite number of shares of our Series A preferred stock, an amendment to our Series A preferred stock designation contained in our corporate charter. This amendment will allow us to present the entire $80.3 million of Series A preferred stock as a component of stockholders’ equity in future periods. Therefore, we will comply with the terms of the Panel’s requirement relating to our stockholders’ equity. To that end, we have provided in this quarterly report on Form 10-Q the pro forma balance sheet required by the Panel by separate letter and have provided the Panel with documentation evidencing this change in stockholders’ equity.

2.
On or before April 21, 2003, we must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter, we must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.

If we fail to comply with any of the foregoing conditions, Nasdaq has notified us that our listing will be terminated immediately. Further, the Panel’s written decision stated that the Panel expressly reserves the right to modify, alter or extend the terms of the foregoing conditions upon a review of our reported financial results for the quarter ended September 30, 2002, which we announced on October 29, 2002.

Nasdaq has informed us that we may be eligible to transfer back to The Nasdaq National Market, without paying the initial listing fees, if, on or prior to April 21, 2003, we have been in compliance with the minimum bid price requirement for 30 consecutive trading days and we otherwise comply with the The Nasdaq National Market Continued Listing Requirements. On the other hand, if, on or before April 21, 2003, the closing price of our common stock has not met or exceeded $1.00 for at least 10 consecutive trading days, we would be subject to de-listing from The Nasdaq SmallCap Market. In addition, we will need to maintain compliance with all continued listing requirements of The Nasdaq SmallCap Market (other than the $1.00 minimum bid price requirement), in addition to the conditions specified by the Panel in its letter, in order to continue our grace period on The Nasdaq SmallCap Market. These continued listing requirements require, among other things, that we maintain a minimum stockholders’ equity of $2.5 million. We cannot assure you that we will maintain compliance with these or any other of the continued listing requirements, including the conditions specified in the Panel’s decision on October 2, 2002 discussed above. Therefore, even if we were to regain compliance with the $1.00 minimum bid price requirement, we may still be unable to transfer our listing back to The Nasdaq National Market. If we fall out of compliance with the Panel’s conditions or any of the other continued listing requirements of The Nasdaq SmallCap Market, we may be subject to immediate de-listing.

If our common stock is delisted from trading on The Nasdaq SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets”. Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of our company and could restrict investors’ interest in our common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, if our common stock were not listed and the trading price of the common stock was less than $5 per share, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, as amended, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

Our Board of Directors May Decide to Implement a Reverse Stock Split, Which Could Have a Negative Impact on the Price and Liquidity of Our Common Stock.    On October 28, 2002, we filed a preliminary proxy statement and on November 8, 2002, we filed a definitive proxy statement with the SEC, requesting that our stockholders approve several amendments to our certificate of incorporation providing for a reverse stock split and that, if approved by our stockholders, would allow our board of directors, in its sole discretion, to implement a reverse stock split. We expect to hold a special meeting of our stockholders on December 17, 2002, to approve the amendments. If our stockholders approve the amendments and our board of directors effects a reverse stock split in order to attempt to achieve compliance with the Nasdaq $1.00 minimum bid price requirement, our market capitalization could significantly decline as a result of the stock split and/or our announcement of the reverse stock split. In addition, we cannot assure you that a reverse stock split would increase our stock price sufficiently to satisfy the Nasdaq $1.00 minimum bid price requirement. A reverse stock split could result in a significant devaluation of our market capitalization and our share price, on an actual or an as-adjusted basis, based on the experience of other companies that have effected reverse stock splits in an effort to maintain their Nasdaq listings. The reduced number of shares of our common stock resulting from a reverse stock split could also adversely affect the liquidity of our common stock.

Further, a reverse stock split may leave certain stockholders with one or more “odd lots,” which are stock holdings in amounts of less than 100 shares of our common stock. These odd lots may be more difficult for our stockholders to sell than shares of our common stock in even multiples of 100 and can result in increased brokerage commissions. Similarly, a reverse stock split could reduce our number of “round lot” stockholders, which are holders of 100 or more shares of our common stock. Nasdaq continued inclusion requirements require us to maintain a specified minimum number of round lot stockholders.

Also, because a reverse stock split would result in an increased number of authorized but unissued shares of our common stock, it may be construed as having an anti-takeover effect, although neither the board of directors nor our management views the possible reverse stock split in that perspective. However, the board of directors, subject to its fiduciary duties and applicable law, could use this increased number of authorized but unissued shares of our common stock to frustrate persons seeking to take over or otherwise gain control of us by, for example, privately placing shares of our common stock with purchasers who might side with the board of directors in opposing a hostile takeover bid. Shares of our common stock could also be issued to a holder that would thereafter have sufficient voting power to assure that any proposal to amend or repeal our by-laws or certain provisions of our certificate of incorporation would not receive the requisite vote. Such uses of our common stock could render more difficult, or discourage, an attempt to acquire control of us if such transaction were opposed by the board of directors. Further, subject to Nasdaq rules on stock issuances, the increased number of authorized but unissued shares of our common stock could be issued by the board of directors without further stockholder approval, which could result in dilution to the holders of our common stock.

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

Further, we announced on July 17, 2002 that we plan to move our company’s headquarters from Seattle, Washington to Atlanta, Georgia, in the fourth quarter of 2002. There are many risks inherent in this decision, including without limitation, the risks:

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

We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on a Timely Basis or on Terms Acceptable to Us.    The continued operation of our business requires cash for ongoing capital and operations expenditures. We expect to meet our cash requirements for several more quarters with existing cash and cash equivalents, and cash flows from sales of our services. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail spending and reduce expenses to ensure our cash will be sufficient to meet our cash requirements. We may, however, require additional financing sooner than anticipated. In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all. Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants restricting, among other things, our ability to incur further indebtedness and will likely require us to pledge assets as security for borrowings thereunder.

Given our recent efforts to reduce our capital and operations expenditures, we do not currently contemplate any expansion of our business in the immediate future. Any such expansion would require significant new capital, and we may be unable to obtain additional financing.

Our Actual Quarterly Operating Results May Disappoint Analysts’ Expectations, Which Could Have a Negative Impact on Our Stock Price.    Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations. Because our quarterly results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any past quarter or quarters as an indication of future performance in our business operations or stock price. For example, increases (decreases) in our quarterly revenues for the quarters ended September 30, 2001 through September 30, 2002, have varied between (1.0)% and 6.9%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 143.6% and 468.6%. Fluctuations in our quarterly operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our quarterly operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license collocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

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

If We Are Unable to Continue to Receive Services from Our Backbone Providers, or Receive Their Services on a Cost-Effective Basis, We May Not Be Able to Provide Our Internet Connectivity Services on Profitable Terms.    In delivering our services, we rely on Internet backbones, which are built and operated by others. In order to be able to provide high performance routing to our customers through our service points, we must purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis or on otherwise favorable terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms. Currently, in each of our domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing, Level 3, Qwest, Sprint, Worldcom and Verio. We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. Furthermore, we may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we locate our service points.

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

We Have Limited Experience Operating Internationally, and Our International Operations May Not Be Successful.    Although we currently have a service point in London and a joint venture with NTT-ME Corporation operating a service point in Tokyo, we have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business operations, we face the following specific risks in our international business operations:

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

If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Frustrated or May Fail.    Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point, serving one metropolitan market and nine employees compared to 34 operational service points serving 17 metropolitan markets and 359 full-time employees as of September 30, 2002. In addition, we had $29.2 million in revenues for the three-month period ended September 30, 2001, compared to $32.7 million in revenues for the three-month period ended September 30, 2002. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., Cisco Systems, Inc. and others. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2002, we effected an amendment to the Series A preferred stock designation contained in our corporate charter. The amendment had the effect of limiting the circumstances in which a “Deemed Liquidation Event” could occur under the terms of the Series A preferred stock to transactions effected with the prior approval of our board of directors. Upon the occurrence of a “Deemed Liquidation Event,” the holders of our Series A preferred stock are entitled to certain preferential distributions out of the assets of the corporation. The amendment was designed to allow us to present the Series A preferred stock as a component of stockholders’ equity in future reporting periods.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 2002, we distributed two (2) written consents to the holders of our shares of Series A preferred stock. The first written consent (the “Liquidation Consent”) requested that the holders of Series A preferred stock approve an amendment to the Series A preferred stock designation contained in our corporate charter to change a definition therein relating to the circumstances constituting a “Deemed Liquidation Event.” The purpose of the Liquidation Consent was to amend the terms of the Series A preferred stock designation contained in our corporate charter in order to allow the Series A preferred stock to be treated as a component of stockholders’ equity in future reported financial results. With respect to the Liquidation Consent, 57.73% of the holders of the Series A preferred stock voted in favor, 10.69% of such holders voted against, and 31.58% of such holders did not vote on the matter. The second written consent (the “Option Pool Consent”) requested that the holders of Series A preferred stock approve an increase in the number of shares of common stock in our stock option pool. As of the filing date of this Report, 44.59% of the holders of the Series A preferred stock have voted in favor, 15.51% of such holders have voted against, and 39.9% of such holders have not yet voted on the matter.

ITEM 5.    MISCELLANEOUS

(a)  On November 13, 2002, we sent out to our stockholders a definitive proxy statement requesting that our stockholders consider and vote upon one proposal to approve six separate amendments to our certificate of incorporation to authorize the board of directors in its sole discretion to effect a reverse stock split, ranging from a one-for-five reverse stock split to a one-for-thirty reverse stock split, of all the issued and outstanding shares of our common stock, par value $0.001 per share, in order to maintain our listing on The Nasdaq SmallCap Market and seek to transfer our listing back to The Nasdaq National Market. The board of directors may abandon any of the amendments or make one of the amendments effective by filing such amendment with the Secretary of State of the State of Delaware at such time or times as the board of directors determines to be necessary in order to maintain our listing on The Nasdaq SmallCap Market and seek to transfer our listing back to The Nasdaq National Market, on or prior to the nine month anniversary of the Special Meeting, which is scheduled on December 17, 2002 in our corporate headquarters in Atlanta, Georgia.

(b)  At September 30, 2002, we had a revolving line of credit of $15.0 million and had drawn $15.0 million under the facility. Our ability to maintain the drawn amount under the line of credit at current levels depended on a number of factors, including the level of eligible receivable balances and liquidity. The facility also contained financial covenants that required us to grow revenues, limit cash losses, and require minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also had the ability to demand repayment if there had been a material adverse change in our business. At September 30, 2002, we were in compliance with covenants relating to revenue growth, as defined in the agreement.

Subsequent to September 30, 2002, we entered into a revised loan and security agreement. Under the terms of the new loan and security agreement $15 million outstanding under the previous facility was refinanced into a

$15 million revolving line of credit and a $5 million term loan. The amount available under the revolver is based on a percentage of eligible accounts receivable plus a percentage of unrestricted cash and investments. The amount available under the revolver is further restricted by the $5 million outstanding under the term loan until the Company achieves a specified minimum debt coverage service level for six consecutive months as detailed in the agreement. Therefore, the amount available under the revolver at the time of the refinancing was $10 million and we do not expect the additional $5 million to be available for several more quarters.

The revolving line of credit is a 24-month facility expiring in October 2004 bearing interest at a rate ranging from prime plus 1% to prime plus 2% per year, depending on a certain balance sheet ratio as specified in the agreement. Monthly payments are comprised only of interest over the term of the facility. The term loan is a 36-month amortizing facility and bears interest at a fixed rate of 8% per year. Equal monthly payments of principal and interest are due over the term of the facility.

Both the revolving facility and the term loan are governed by a common security agreement and the loans are collateralized by substantially all the assets of the Company. The agreement will allow the lender to require us to maintain cash and investment accounts with them and may allow the lender to exercise greater control over our customer deposits if our overall cash position falls below certain levels, as specified in the agreement. Both the revolving credit facility and the term loan also contain financial covenants that require us to maintain a minimum tangible net worth as defined in the agreement. Further, the lender has the ability to demand repayment if there has been a material adverse change in our business.

ITEM 6.    EXHIBITS

(a)  Exhibits:

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of the Registrant, as amended

3.1(b)	Certificate of Amendment to the Certificate of Incorporation of the Registrant

*3.2	Bylaws of the Registrant

10.1	Loan and Security Agreement and Amendments to Loan Documents between Silicon Valley Bank and the Registrant

99.1	Certification of Gregory A. Peters, President and Chief Executive Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Certification of John M. Scanlon, Vice President of Finance and Administration and Chief Financial Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to designated exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2002.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/S/ JOHN M. SCANLON
John M. Scanlon Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gregory A. Peters, President and Chief Executive Officer of Internap Network Services Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002, of Internap Network Services Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
By:	/S/ GREGORY A. PETERS
Gregory A. Peters President and Chief Executive Officer

CERTIFICATION

I, John M. Scanlon, Vice President of Finance and Administration and Chief Financial Officer of Internap Network Services Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002, of Internap Network Services Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
By:	/S/ JOHN M. SCANLON
John M. Scanlon Vice President of Finance and Administration and Chief Financial Officer