Form 10-Q/A
period 2002-09-30
INTERNAP NETWORK SERVICES CORP
filed 2003-01-09
CIK 1056386

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                             --------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 2002
                                      OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       For the transition period from       to
                           Commission File Number: 000-27265

                           --------------------

                     INTERNAP NETWORK SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                     DELAWARE                           91-2145721
       (State or Other Jurisdiction of                 IRS Employer
        Incorporation or Organization)              Identification No.)

                         601 Union Street, Suite 1000
                           Seattle, Washington 98101
             (Address of Principal Executive Offices and Zip Code)
                                (206) 441-8800
             (Registrant's Telephone Number, Including Area Code)

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes /X/   No /_/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).       Yes / /   No /X/

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 223,309,309 shares of common stock, $0.001 par value, outstanding as of December 31, 2002, which includes 62,726,160 shares of common stock issuable upon conversion by the holders of the Series A preferred stock.

                               EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 to announce that two amendments to our corporate charter presented to our stockholders in May 2002 and October 2002 are not effective for technical reasons of which we recently became aware. The May amendment was intended to permit us to take certain actions affecting the Series A preferred stock with the written consent of the holders of that security. Because the May amendment is not effective and shareholder approval was not properly received, the October amendment, which would have resulted in the balance sheet reclassification of $80.3 million of Series A preferred stock from mezzanine capital to stockholders' equity in future periods, is also invalid. Accordingly, we are amending our quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 to remove all references to the October amendment and its pro forma effects on our stockholders' equity.

         Although we had sought the October amendment to satisfy one of two alternative listing requirements applicable to our maintaining our eligibility for listing on the NASDAQ SmallCap Market, we satisfy the second alternative requirement and, accordingly, we believe the invalidity of the amendments does not affect our current eligibility for listing. We are examining whether to resubmit the amendments for stockholder approval. If we decide to do so, we would expect to seek the requisite approvals at our 2003 annual meeting or at an earlier special meeting.

         No changes have been made to our historical financial statements for any period presented, except for the deletion of all references to the October amendment in Footnote 11 (Subsequent Events - Series A Preferred Stock) of the notes to our financial statements for the quarter ended September 30, 2002.

                     INTERNAP NETWORK SERVICES CORPORATION
                                  FORM 10-Q/A
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                               TABLE OF CONTENTS

                               Table of Contents

                                                                           Page

PART I.      FINANCIAL INFORMATION............................................4

             Item 1.  FINANCIAL STATEMENTS....................................4

             Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS....................16

             Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK...................................................26

             Item 4.  CONTROLS AND PROCEDURES................................27

PART II.     OTHER INFORMATION...............................................38

             ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............38

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....38

             ITEM 5.  MISCELLANEOUS..........................................38

             ITEM 6.  EXHIBITS...............................................39

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     INTERNAP NETWORK SERVICES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited, in thousands)

                                                                                September 30,       December 31,
                                                                                    2002                2001
                                                                              -------------       ------------

                              ASSETS

Current assets:
   Cash and cash equivalents....................................................$   32,520          $   63,551
   Short-term investments.......................................................        --              18,755
   Accounts receivable, net of allowance of $1,445 and $1,183,
     respectively...............................................................    13,120              14,749
   Prepaid expenses and other assets............................................     5,057               2,981
                                                                                ----------          ----------
     Total current assets.......................................................    50,697             100,036
Property and equipment, net of accumulated depreciation of $97,073 and
  $70,507, respectively.........................................................    98,455             139,589
Restricted cash.................................................................     2,122               2,432
Investments.....................................................................     3,355               2,794
Goodwill and other intangible assets, net of accumulated amortization of
  $36,314 and $32,116, respectively.............................................    32,013              36,218
Deposits and other assets.......................................................     3,352               3,908
                                                                                ----------          ----------
     Total assets...............................................................$  189,994          $  284,977
                                                                                ----------          ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................$   12,807          $   13,058
   Accrued liabilities..........................................................    10,181              16,727
   Deferred revenues............................................................     6,940               2,747
   Notes payable, current portion...............................................     4,007               2,038
   Line of credit...............................................................    15,000              10,000
   Capital lease obligations, current portion...................................       834              22,450
   Restructuring liability, current portion.....................................     6,969              16,498
                                                                                ----------          ----------
     Total current liabilities..................................................    56,738              83,518
Deferred revenues...............................................................     2,721               9,755
Notes payable, less current portion.............................................     1,597                 954
Capital lease obligations, less current portion.................................    24,605              15,494
Restructuring liability, less current portion...................................     9,196              22,773
                                                                                ----------          ----------
     Total liabilities..........................................................    94,857             132,494
Commitments and contingencies:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 2,950 and 3,171 issued and outstanding, respectively, with
  liquidation preferences of $94,408 and $101,487, respectively.................    80,292              86,314
Stockholders' equity:
   Common stock, $0.001 par value, 600,000 shares authorized; 159,453 and
     151,294 shares issued and outstanding, respectively........................       159                 151
   Additional paid in capital...................................................   798,083             794,459
   Deferred stock compensation..................................................      (938)             (4,371)
   Accumulated deficit..........................................................  (782,459)           (724,077)
   Accumulated items of other comprehensive income..............................        --                   7
                                                                                ----------          ----------


     Total stockholders' equity.................................................    14,845              66,169
                                                                                ----------          ----------
     Total liabilities and stockholders' equity.................................$  189,994          $  284,977
                                                                                ==========          ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                           Three-month periods ended        Nine-month periods ended
                                                                  September 30,                 September 30,
                                                           -------------------------        ------------------------
                                                                2002          2001            2002             2001
                                                           ------------   ----------        ---------       --------

Revenues...................................................  $ 32,711      $ 29,163        $ 98,355        $ 86,888
   Costs and expenses:
     Direct cost of network................................    17,302        24,637          64,034          74,439
     Customer support......................................     2,867         4,789          10,362          17,502
     Product development...................................     1,836         2,760           5,770           9,960
     Sales and marketing...................................     5,330         7,496          17,188          31,615
     General and administrative............................     4,548         9,820          16,087          37,326
     Depreciation and amortization.........................    12,390        13,468          38,706          36,133
     Amortization of goodwill and other intangible
      assets...............................................     1,165         5,658           4,198          32,458
     Amortization of deferred stock compensation...........      (316)          814              25           3,132
     Restructuring costs...................................       352        67,211          (4,602)         71,553
     Impairment of goodwill and other intangible
      assets...............................................        --            --              --         195,986
     Loss on sales and retirements of property and
      equipment............................................     1,510            --           2,649             341
                                                             --------     ---------       ---------        --------
       Total operating costs and expenses..................    46,984       136,653         154,417         510,445
                                                             --------     ---------       ---------        --------

Loss from operations.......................................   (14,273)     (107,490)        (56,062)       (423,557)
Other income (expense):
   Interest income (expense), net..........................      (629)         (771)         (1,324)           (404)
   Loss on equity method investment........................      (334)         (518)           (996)           (592)
   Loss on investments.....................................        --        (6,000)             --         (25,314)
                                                             --------     ---------       ---------        --------
Total other income (expense)...............................      (963)       (7,289)         (2,320)        (26,310)
                                                             --------     ---------       ---------        --------
Net loss...................................................  $(15,236)    $(114,779)      $ (58,382)      $(449,867)
                                                             ========     =========       =========        =========
Basic and diluted net loss per share.......................  $  (0.10)   $   (0.76)       $   (0.38)      $   (3.00)
                                                             =========    =========       =========       =========
Weighted average shares used in computing basic and
  diluted net loss per share...............................   157,177      150,541          154,233         150,009


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                         Nine-month periods
                                                                                        ended September 30,
                                                                                 -------------------------------
                                                                                      2002               2001
                                                                                 ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.............................................................          $ (58,382)           $(449,867)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................             42,904               68,591
     Impairment of goodwill and other intangible assets.................                 --              195,986
     Non-cash restructuring costs/(adjustments).........................             (4,602)                  --
     Non-cash interest expense on capital lease obligations.............                535                   --
     Provision for doubtful accounts....................................              1,508                3,686
     Provision for note receivable......................................                 --                6,000
     Non-cash compensation and warrant expense..........................                 25                3,154
     Loss on disposal of property and equipment.........................              2,649                  341
     Loss on sale of investment security................................                 --               14,490
     Loss on write-down of investment...................................                 --                4,824
     Loss on equity method investment...................................                996                  592
     Translation gain...................................................               (210)                  --
     Changes in operating assets and liabilities:
       Accounts receivable..............................................                121                1,254
       Prepaid expenses, deposits and other assets......................              1,222                5,989
       Accounts payable.................................................               (942)              (1,515)
       Accrued restructuring charge.....................................            (12,771)              63,783
       Deferred revenues................................................             (2,841)              (1,906)
       Accrued liabilities..............................................             (4,708)              (7,942)
                                                                                    -------             --------
         Net cash used in operating activities..........................            (34,496)             (92,540)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................................             (7,914)             (29,792)
   Proceeds from disposal of property and equipment.....................                436                  397
   Reduction of restricted cash.........................................                310                   --
   Purchase of investments..............................................             (1,347)              (8,855)
   Redemption of investments............................................             18,748               54,800
                                                                                    -------             --------
         Net cash provided by investing activities......................             10,233               16,550

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit.........................................              5,000                   --
   Principal payments on notes payable..................................             (2,526)              (1,719)
   Payments on capital lease obligations................................            (10,260)             (15,409)
   Proceeds from exercise of stock options and warrants.................                320                  374
   Proceeds from issuance of common stock...............................                698                1,745
   Proceeds from issuance of Series A convertible preferred stock, net
     of issuance costs..................................................                 --               95,635
                                                                                    -------             --------
         Net cash provided by (used in) financing activities............             (6,768)              80,626
                                                                                    =======             ========

   Net increase (decrease) in cash and cash equivalents.................            (31,031)               4,636
   Cash and cash equivalents at beginning of period.....................             63,551              102,160
                                                                                    -------             --------
   Cash and cash equivalents at end of period...........................             32,520              106,796
                                                                                    =======             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest...............................................            $ 2,432             $  4,471
   Purchase of property and equipment financed with capital leases......            $   930             $ 19,922
   Change in accounts payable attributable to purchases of property and
     equipment..........................................................            $  (691)            $ (7,794)
   Acquisition liabilities assumed and accrued acquisition costs........                 --             $  1,356
   Non-cash adjustment to fixed assets and capital leases due to
     restructuring of capital lease obligation..........................            $ 3,710                   --
   Forfeiture of deposits to restructuring..............................            $   558                   --
   Impairment of fixed assets due to restructuring......................            $ 5,175                   --
   Prepayment of future lease obligation via note payable...............            $ 3,300                   --
   Accrued expense reclassified into a note payable.....................            $ 1,838                   --


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE LOSS

                  NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002
                           (Unaudited, in thousands)

                                                                                        Accumulated
                                                                                          Items of
                                                                 Deferred                  Other
                                                  Additional      Stock                 Compensated      Total
                               Common Stock        Paid-In       Compen-  Accumulated      Income     Stockholders'    Compre-
                              Shares  Par Value     Capital       sation     Deficit        (Loss)         Equity      hensive Loss
                              ------  ---------   ----------     --------  -----------   -----------   -------------  ------------


Balances, December 31, 2001  151,294     $151      $794,459    $(4,371)      $(724,077)      $ 7          $66,169          --
Conversion of Series A
   convertible preferred
   stock into common
   stock.................      4,776        5         6,017        --               --         --           6,022          --
Amortization of deferred
   stock compensation....         --       --        (2,431)    2,456               --         --              25          --
Reversal of deferred
   stock compensation
   for terminated
   employees.............         --       --          (977)      977               --         --              --          --
Exercise of options and
   warrants to purchase
   common stock..........      1,672        2           207        --               --         --             209          --
Issuance and exercise of
   warrants to purchase
   shares of common
   stock to a
   non-employee..........        111      0.1           111        --               --         --             111          --
Issuance of employee
   stock purchase plan
   shares................      1,600        1           697        --               --         --             698          --
Net loss.................         --       --            --        --          (58,382)        --         (58,382)    (58,382)
Unrealized loss on
   investments ..........         --       --            --        --               --         (7)             (7)         (7)

Comprehensive loss.......
                               -----     ----       -------     -----          -------        ---          ------     -------

Balances, September 30,
   2002..................    159,453     $159      $798,083     $(938)       $(782,459)       $--         $14,845     (58,389)
                             =======     ====      ========     =====        =========        ===         =======     =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERNAP NETWORK SERVICES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements of Internap Network Services Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2002, our operating results for the 3-month and 9-month periods ended September 30, 2002 and 2001, cash flows for the nine-month periods ended September 30, 2002 and 2001, and changes in stockholders' equity for the 9-month period ended September 30, 2002. The balance sheet at December 31, 2001 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

         The following table displays the activity and balances for restructuring activity and asset impairment (in millions):


                                            December 31,  Restructuring                                               September 30,
                                                2001           and                     Non-cash                            2002
                                           Restructuring    Impairment      Cash       and Write   Non-cash Plan       Restructuring
                                             Liability       Charge      reductions      Downs     Adjustments          Liability
                                           -------------  -------------  ----------    ---------   ------------       -------------

Restructuring costs activity for 2001
  restructuring charge--
     Real estate obligations.........         $ 33.5      $   --          $ (9.5)      $ (0.5)       $(12.2)             $ 11.3
     Network infrastructure obligations          2.7          --            (1.3)          --            --                 1.4
     Other...........................            2.0          --            (0.9)          --            --                 1.1

Restructuring costs activity for 2002
  restructuring charge--
     Real estate obligations.........             --         2.2              --           --            --                 2.2
     Personnel.......................             --         1.1            (1.1)          --            --                  --
     Other...........................             --         0.2              --           --            --                 0.2
                                              ------      ------          ------       ------        ------              ------

         Total restructuring costs...           38.2         3.5           (12.8)        (0.5)        (12.2)               16.2

Net asset write-down, 2001 restructuring
  charge.............................            1.1          --              --         (1.1)           --                  --

Net asset write-downs for 2002
  restructuring charge...............             --         4.1              --         (4.1)           --                  --
                                              ------      ------          ------       ------        ------              ------

         Total asset impairments.....            1.1         4.1              --         (5.2)           --                  --
                                              ------      ------          ------       ------        ------              ------

         Total.......................         $ 39.3      $  7.6          $(12.8)      $ (5.7)       $(12.2)             $ 16.2
                                              ======      ======          ======       ======        ======              ======

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

                                                  Three-month periods ended September 30,    Nine-month periods ended September 30,
                                                  ---------------------------------------    --------------------------------------
                                                          2002              2001                    2002                2001
                                                  ------------------  -------------------    ----------------   -------------------
                                                       (unaudited)       (unaudited)            (unaudited)         (unaudited)

Net loss......................................         $(15,236)         $(114,779)               $(58,382)          $(449,867)

Basic and diluted:
     Weighted-average shares of common stock
       outstanding used in computing basic and
       diluted net loss per share.............          157,177            150,541                 154,233             150,009
     Basic and diluted net loss per share.....         $  (0.10)         $   (0.76)               $  (0.38)          $   (3.00)

Antidilutive securities not included in
  diluted net loss per share calculation:



     Convertible preferred stock..............           63,679             68,455                  63,679              68,455
     Options to purchase common stock.........           21,258             14,918                  21,258              14,918
     Warrants to purchase common stock........           17,326             18,795                  17,326              18,795
                                                        -------            -------                 -------             -------
                                                        102,263            102,168                 102,263             102,168
                                                        =======            =======                 =======             =======

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

         Based on our initial impairment test performed upon adoption of SFAS No. 142, we determined that none of the recorded goodwill was impaired as of January 1, 2002. During the period ended September 30, 2002, we performed our annual impairment testing. This test was performed by comparing the adjusted book value of the consolidated company to its fair value. In determining Internap's fair value we considered both market-based and income-based approaches to estimate value.

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

         In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our amortizing identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets are as follows (in thousands):

                                                     December 31, 2001                September 30, 2002
                                              ------------------------------    ------------------------------
                                              Gross Carrying     Accumulated    Gross Carrying    Accumulated
                                                  Amount        Amortization        Amount        Amortization
                                              ---------------  -------------    ---------------  -------------

                Contract based............        $14,535          $(6,711)         $14,535          $(10,259)
                Technology based..........        $ 2,600          $(1,228)         $ 2,600          $ (1,878)

         Amortization expense for identifiable intangible assets during the third quarter of 2002 was $1.2 million and $4.2 million year-to-date. Estimated amortization expense for the remainder of 2002, 2003 and thereafter is as follows (in thousands):


                                                                 Estimated
                                                           Amortization Expense
                                                           --------------------

2002 (remainder).......................................       $   1,407
2003...................................................           3,266
Thereafter.............................................             325

         Actual results of operations for the three- and nine-month periods ended September 30, 2002 and pro forma results of operations for the three- and nine-month periods ended September 30, 2001, had we applied the non-amortization provisions of SFAS No. 142 in those periods, are as follows (in thousands, except per share amounts):


                                                           Three-month periods ended      Nine-month periods ended
                                                                  September 30,                 September 30,
                                                           -------------------------      -------------------------
                                                              2002          2001             2002            2001
                                                           -----------  ------------      -----------  ------------

Reported net loss..................................        $ (15,236)     $(114,779)      $ (58,382)      $(449,867)
Add amortization of goodwill.......................               --          4,267              --          28,262
                                                           ---------      ---------       ---------       ---------
Pro forma net loss.................................        $ (15,236)     $(110,512)      $ (58,382)      $(421,605)
                                                           =========      =========       =========       =========
Reported net loss per share........................        $   (0.10)     $   (0.76)      $   (0.38)      $   (3.00)
Pro forma net loss per share.......................        $   (0.10)     $   (0.73)      $   (0.38)      $   (2.81)


6.     Investments

       On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. During fiscal years 2001 and 2002, we made an aggregate cash investment of $4.2 million in two installments to acquire 51% of the common stock of the joint venture, Internap Japan Co., Ltd. We are unable to assert control over the joint venture's operational and financial policies and practices, due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation. Consequently, we are precluded from accounting for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" and consistent with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights." During the three- and nine-month periods ended September 30, 2002, we recognized our proportionate share of Internap Japan's net losses totaling $0.3 million and $1.0 million, respectively. Since inception of the joint venture, we have recognized our proportional share of Internap Japan's aggregate losses totaling $2.2 million and translation gains due to favorable exchange rates between the United States Dollar and the Japanese Yen totaling $0.2 million, resulting in a net investment balance of $2.2 million. Our investment in Internap Japan is reflected as a component of investments and losses and translation gains and losses in other income (expense) on the statements of operations.

     Investments at September 30, 2002 consisted of the following (in thousands):

                                                                Cost              Recorded
                                                                Basis               Value
                                                              ---------           ---------

        Equity Method Investment.......................       $   2,179           $   2,179
        Cost Basis Investments.........................           1,176               1,176
                                                              ---------           ---------
                                                              $   3,355           $   3,355
                                                              =========           =========

     Investments at December 31, 2001 consisted of the following (in thousands):

                                                        Costs     Unrealized   Unrealized  Recorded
                                                        Basis        Gain         Gain       Value
                                                      --------    ----------   ----------  --------
U.S. Government and Government Agency Debt
  Securities..................................       $  6,210      $   3        $  --     $  6,213
Corporate Debt Securities.....................         12,538          4           --       12,542
Equity Method Investment......................          1,618         --           --        1,618
Cost Basis Investments........................          1,176         --           --        1,176
                                                     --------      -----        -----     --------
                                                     $ 21,542      $   7        $  --     $ 21,549
                                                     ========      =====        =====     ========

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

11.      Subsequent Events

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

         Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 (SFAS No. 145) "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for all affected transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 "Reporting Gains and Losses From the Extinguishment of Debt." Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also amends SFAS No. 13 "Accounting for Leases" to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

         During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of an entity's commitment to an exit plan as required under EITF Issue No 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are assessing the requirements of SFAS No. 146 and the effects, if any, on our financial position, results of operations and cash flows.

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

         The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of October 31, 2002, and Internap undertakes no duty to update this information. Should events occur subsequent to October 31, 2002, that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q, an Annual Report on Form 10-K or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 28 of this Form 10-Q.

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

         The following discussion should be read in conjunction with the consolidated financial statements provided under Part I, Item 1 of this amended Quarterly Report on Form 10-Q/A. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

                                                        Book         Accumulated    Net Book Value
Asset Impaired                                          Value        Amortization      Impaired
--------------                                         -------      -------------   --------------

Goodwill......................................         $ 229.2         $  53.1         $ 176.1
Assembled workforce...........................             2.0             0.5             1.5
Trade name and trademarks.....................             2.8             0.6             2.2
Completed real estate leases..................            19.3             4.5            14.8
Customer relationships........................             1.8             0.4             1.4
                                                       -------         -------         -------
  Total.......................................         $ 255.1         $  59.1         $ 196.0
                                                       =======         =======         =======

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

         The following table displays the activity and balances for restructuring activity and asset impairment (in millions):

                                          December 31,       Restructuring                                           September 30,
                                              2001                and                    Non-cash       Non-cash          2002
                                         Restructuring        Impairment      Cash        and Write        Plan       Restructuring
                                          Liability             Charge      reductions     Downs       Adjustments      Liability
                                          ---------             ------      ----------    -------      -----------    -------------
Restructuring costs activity for
   2001 restructuring charge--
   Real estate obligations..........        $ 33.5           $  --          $ (9.5)      $ (0.5)         $(12.2)        $ 11.3
   Network infrastructure obligations          2.7              --            (1.3)          --              --            1.4
   Other............................           2.0              --            (0.9)          --              --            1.1

Restructuring costs activity for
   2002 restructuring charge--
   Real estate obligations..........            --             2.2              --           --              --            2.2
   Personnel........................            --             1.1            (1.1)          --              --             --
   Other............................            --             0.2              --           --              --            0.2
                                             -----          ------           -----        -----           -----         ------
    Total restructuring costs.......          38.2             3.5           (12.8)        (0.5)          (12.2)          16.2
Net asset write-downs, 2001
   restructuring charge.............           1.1              --              --         (1.1)             --             --



Net asset write-downs for 2002
   restructuring charge............             --             4.1              --         (4.1)             --             --
                                             -----          ------           -----      -------           -----          -----
    Total asset impairments........            1.1             4.1              --         (5.2)             --             --
                                             -----          ------           -----       ------           -----          -----
    Total..........................         $ 39.3          $  7.6          $(12.8)      $ (5.7)         $(12.2)        $ 16.2
                                            ======          ======          ======       ======          ======         ======

Results Of Operations

         The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

         Three-month periods ended September 30, Nine-month periods ended September 30,

                                                                         Three-month                Nine-month
                                                                        period ended               periods ended
                                                                        September 30,               September 30,
                                                                    ---------------------     ----------------------
                                                                       2002       2001           2002         2001
                                                                    ----------  ---------     -----------  ---------
Revenues..................................................             100%       100%           100%          100%
Costs and expenses:
   Direct cost of network.................................              53%        85%            65%           86%
   Customer support.......................................               9%        16%            10%           20%
   Product development....................................               6%         9%             6%           11%
   Sales and marketing....................................              16%        26%            17%           36%
   General and administrative.............................              14%        34%            16%           43%
   Depreciation and amortization..........................              38%        46%                          42%
   Amortization of intangible assets......................               3%        19%             4%           37%
   Amortization of deferred stock compensation............              (1%)        3%            --             4%
   Restructuring costs....................................               1%       231%            (5%)          82%
   Impairment of goodwill and other intangible assets.....              --         --             --           226%
   Loss on sales and retirements of property and equipment               5%        --              3%           --
                                                                     -----       ----          -----         -----
      Total operating costs and expenses..................             144%       469%           155%          587%
                                                                     -----      -----          -----         -----
Loss from operations......................................             (44%)     (369%)          (55%)        (487%)
Other income (expense):
   Interest income (expense), net.........................              (2%)       (3%)           (1%)          --
   Loss on equity method investment.......................              (1%)       (2%)           (1%)          (1%)
   Loss on investments....................................              --        (20%)           --           (30%)
                                                                     -----      -----          -----         -----
      Total other income (expense)........................              (3%)      (25%)           (2%)         (31%)
                                                                     -----      -----          -----         -----
      Net loss............................................             (47%)     (394%)          (59%)        (518%)
                                                                     =====      =====          =====         =====

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

         Amortization of intangible assets. Amortization of intangible assets declined 79% from $5.7 million for the three-month period ended September 30, 2001 to $1.2 million for the three-month period ended September 30, 2002. This decrease of $4.5 million is due to the cessation of goodwill amortization associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets."

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

         Amortization of intangible assets. Amortization of intangible assets declined 87% from $32.5 million for the nine-month period ended September 30, 2001 to $4.2 million for the nine-month period ended September 30, 2002. This decrease of $28.3 million is primarily due to the impairment write-off of the goodwill associated with the acquisition of CO Space, representing approximately 55% of the decrease, and the cessation of amortization of goodwill associated with the VPNX.com acquisition due to our adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," representing approximately 45% of the decrease.

         Other income (expense). Other income (expense), net, decreased from $26.3 million for the nine-month period ended September 30, 2001 to $2.3 million for the nine-month period ended September 30, 2002. Other income (expense) improved due to a non-recurring $14.5 million loss on the sale of an investment in 360 networks,

Inc., a non-recurring provision taken on an investment note receivable of $6.0 million and a non-recurring $4.8 million impairment charge taken on an investment in Aventail Corporation, all occurring during the nine-month period ended September 30, 2001.

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

         Based on our initial impairment test performed upon adoption of SFAS No. 142, we determined that none of the recorded goodwill was impaired as of January 1, 2002. During the period ended September 30, 2002, we performed our annual impairment testing. This test was performed by comparing the adjusted book value of the consolidated company to its fair value based on an independent appraisal. In determining Internap's fair value we considered both market-based and income-based approaches to estimate value.

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

         On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. The investment in the joint venture is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." During the nine-month period ended September 30, 2002, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest. We expect this additional capital contribution to fund the partnership through the remainder of 2002.

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

         Net cash provided by financing activities for the nine-month period ended September 30, 2001 was $80.6 million, related primarily to proceeds from the issuance of Series A preferred stock offering and shares of common stock of $97.4 million. These proceeds were offset by payments on notes payable and capital lease obligations totaling $17.1 million.

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

         With the slowdown in the macroeconomic environment during fiscal year 2001, we focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenues. On February 28, 2001 and September 24, 2001, we announced two restructurings of the business. Under the restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and to streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We expect to complete the majority of our restructuring activities during 2002, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend through 2015. In July 2002 we announced our decision to further restructure the business by eliminating an additional 135 positions and relocate our corporate headquarters to Atlanta, Georgia. Certain of the 135 positions were eliminated during July 2002 and the restructuring of all positions is expected to be completed by March 2003. For accounting purposes, a restructuring charge was recorded during the third quarter of 2002 to reflect management's decision.

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

                                                                   Payment due by period (in thousands)
                                                              ------------------------------------------------------------------

                                                  Total       Current Year     2003 through 2004  2005 through 2006  Beyond 2006
                                                -----------   ------------     -----------------  -----------------  -----------
Line of credit......................             $ 10,000       $    --             $10,000          $    --          $    --
Notes payable.......................               10,604         4,254               4,839            1,511               --
Capital lease obligations, including
  interest..........................               43,975         3,034              18,262           11,999           10,680
Operating leases commitments........              156,867        17,068              30,475           20,453           88,871
Network commitments.................               75,785        12,714              32,629           15,206           15,236
                                                 --------       -------             -------          -------          -------
   Total............................             $297,231       $37,070             $96,205          $49,169         $114,787
                                                 ========       =======             =======          =======         ========

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

         We have fully utilized available funds under our existing lease facilities. While we intend to pursue additional lease financing to accommodate expected network equipment purchases but there can be no assurance that additional lease financing will be available. See "Liquidity--Commitments and Other Obligations" for a summary of lease obligations.

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

         Effective May 15, 2002, we adopted Statement of Financial Accounting Standard No. 145 (SFAS No. 145) "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for all affected transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 "Reporting Gains and Losses From the Extinguishment of Debt." Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also amends SFAS No. 13 "Accounting for Leases" to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Our adoption of SFAS No. 144 did not materially impact our financial position, results of operations or cash flows.

         During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred versus on the date of an entity's commitment to an exit plan as required under EITF Issue No 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are assessing the requirements of SFAS No. 146 and the effects, if any, on our financial position, results of operations and cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days prior to the filing of this amended quarterly report on Form 10-Q/A, which we refer to as the "Evaluation Date." Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this amended quarterly report on Form 10-Q/A has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

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

         We May Be Unable to Maintain Our Listing on The Nasdaq SmallCap Market, Which Could Have a Negative Impact on the Price and Liquidity of Our Common Stock. Our common stock currently is quoted on The Nasdaq SmallCap Market. Nasdaq has certain compliance requirements for continued listing of common stock, including a requirement that our common stock have a minimum bid price of $1.00 per share. On April 24, 2002, we were initially notified of our failure to comply with the minimum bid price requirement. Nasdaq granted us 90 calendar days, or until July 23, 2002, to regain compliance with the minimum bid price requirement. Subsequently, we were unable to demonstrate compliance with the minimum bid requirement on or before July 23, 2002, and we received a formal notice of de-listing from The Nasdaq National Market on July 24, 2002. This automatic de-listing was temporarily stayed during our appeal of the de-listing before the Nasdaq Listing Qualifications Panel, or the "Panel". At our hearing with the Panel, which occurred on August 29, 2002, we petitioned to maintain our listing on The Nasdaq National Market pending stockholder approval and implementation of a reverse stock split to increase our share price, in order to maintain compliance with the Nasdaq listing requirements.

         On October 2, 2002, the Panel denied our petition for continued inclusion on The Nasdaq National Market and transferred our common stock listing to The Nasdaq SmallCap Market, effective October 4, 2002. Subsequently, on October 21, 2002, the Panel granted us an additional 180-day grace period, until April 21, 2003, to satisfy the $1.00 bid price requirement. The Panel also stated that our listing on The Nasdaq SmallCap Market was pursuant to the terms of the following exception:

                  1. We were required to provide documentation to the Panel on or before November 14, 2002 evidencing that the terms of at least $45 million of our outstanding Series A preferred stock had been modified such that the Series A preferred stock would be classified as equity under GAAP. Further, we were required to file a quarterly report on Form 10-Q on or before November 14, 2002 for the quarter ended September 30, 2002 evidencing stockholders' equity of at least $12 million. This quarterly report was also required to include a second balance sheet with pro forma adjustments for any significant events or transactions occurring on or before the filing date, evidencing stockholders' equity of at least $52 million. As of September 30, 2002, we had approximately $14.8 million of stockholders' equity on our balance sheet, which we reported in our Form 10-Q for the period ended September 30, 2002. In addition, as of that date, our balance sheet reflected approximately $80.3 million of Series A preferred stock, classified as a mezzanine item under U.S. GAAP rather than as a component of stockholders' equity. In November 2002, we indicated to Nasdaq that we had converted the entire $80.3 million of our Series A preferred stock into equity and we filed a pro forma balance sheet with our quarterly report on Form 10-Q reflecting the reclassification. However, we recently became aware that the charter amendment that purported to effect the reclassification of our Series A preferred is invalid for technical reasons. Therefore, we do not actually satisfy the terms of this element of the exception.

                  The Panel's letter also provided as a possible alternative to the minimum equity requirement that we be in compliance with the $35 million market value of listed securities standard for a minimum of ten consecutive trading days prior to November 14, 2002. As of November 14, 2002, we had been in compliance with the $35 million market value test for ten consecutive trading days and we have continued to be in compliance with this element of the exception at all times subsequent to that date. We notified Nasdaq of this fact when we became aware that we no longer qualified for the stockholders' equity exception. Accordingly, we believe that the invalidity of the amendment to reclassify the Series A preferred stock does not affect our eligibility for listing.

                  2. On or before April 21, 2003, we must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter, we must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.

         If we fail to comply with the foregoing conditions, Nasdaq has notified us that our listing will be terminated immediately. Further, the Panel's written decision stated that the Panel expressly reserves the right to modify, alter or extend the terms of the foregoing conditions upon a review of our reported financial results for the quarter ended September 30, 2002, which we announced on October 29, 2002.

         Nasdaq has informed us that we may be eligible to transfer back to The Nasdaq National Market, without paying the initial listing fees, if, on or prior to April 21, 2003, we have been in compliance with the minimum bid price requirement for 30 consecutive trading days and we otherwise comply with the The Nasdaq National Market Continued Listing Requirements. On the other hand, if, on or before April 21, 2003, the closing price of our common stock has not met or exceeded $1.00 for at least 10 consecutive trading days, we would be subject to de-listing from The Nasdaq SmallCap Market. In addition, we will need to maintain compliance with all continued listing requirements of The Nasdaq SmallCap Market (other than the $1.00 minimum bid price requirement), in addition to the conditions specified by the Panel in its letter, in order to continue our grace period on The Nasdaq SmallCap Market. These continued listing requirements require, among other things, that we maintain a minimum stockholders' equity of $2.5 million. We cannot assure you that we will maintain compliance with these or any other of the continued listing requirements, including the conditions specified in the Panel's decision on October 2, 2002 discussed above. Therefore, even if we were to regain compliance with the $1.00 minimum bid price requirement, we may still be unable to transfer our listing back to The Nasdaq National Market. If we fall out of compliance with the Panel's conditions or any of the other continued listing requirements of The Nasdaq SmallCap Market, we may be subject to immediate de-listing. If our common stock is delisted from trading on The Nasdaq SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the "pink sheets". Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of our company and could restrict investors' interest in our common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, if our common stock were not listed and the trading price of the common stock was less than $5 per share, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, our common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, as amended, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

         Our Board of Directors May Decide to Implement a Reverse Stock Split, Which Could Have a Negative Impact on the Price and Liquidity of Our Common Stock. On October 28, 2002, we filed a preliminary proxy statement and on November 8, 2002, we filed a definitive proxy statement with the SEC, requesting that our stockholders approve several amendments to our certificate of incorporation providing for a reverse stock split and that, if approved by our stockholders, would allow our board of directors, in its sole discretion, to implement a reverse stock split. We held a special meeting of our stockholders on December 17, 2002 at which our stockholders approved the amendments. If our board of directors effects a reverse stock split in order to attempt to achieve compliance with the Nasdaq $1.00 minimum bid price requirement, our market capitalization could significantly decline as a result of the stock split and/or our announcement of the reverse stock split. In addition, we cannot assure you that a reverse stock split would increase our stock price sufficiently to satisfy the Nasdaq $1.00 minimum bid price requirement. A reverse stock split could result in a significant devaluation of our market capitalization and our share price, on an actual or an as-adjusted basis, based on the experience of other companies that have effected reverse stock splits in an effort to maintain their Nasdaq listings. The reduced number of shares of our common stock resulting from a reverse stock split could also adversely affect the liquidity of our common stock.

         Further, a reverse stock split may leave certain stockholders with one or more "odd lots," which are stock holdings in amounts of less than 100 shares of our common stock. These odd lots may be more difficult for our stockholders to sell than shares of our common stock in even multiples of 100 and can result in increased brokerage commissions. Similarly, a reverse stock split could reduce our number of "round lot" stockholders, which are holders of 100 or more shares of our common stock. Nasdaq continued inclusion requirements require us to maintain a specified minimum number of round lot stockholders. Also, because a reverse stock split would result in an increased number of authorized but unissued shares of our common stock, it may be construed as having an anti-takeover effect, although neither the board of directors nor our management views the possible reverse stock split in that perspective. However, the board of directors, subject to its fiduciary duties and applicable law, could use this increased number of authorized but unissued shares of our common stock to frustrate persons seeking to take over or otherwise gain control of us by, for example, privately placing shares of our common stock with purchasers who might side with the board of directors in opposing a hostile takeover bid. Shares of our common stock could also be issued to a holder that would thereafter have sufficient voting power to assure that any proposal to amend or repeal our by-laws or certain provisions of our certificate of incorporation would not receive the requisite vote. Such uses of our common stock could render more difficult, or discourage, an attempt to acquire control of us if such transaction were opposed by the board of directors. Further, subject to Nasdaq rules on stock issuances, the increased number of authorized but unissued shares of our common stock could be issued by the board of directors without further stockholder approval, which could result in dilution to the holders of our common stock.

         Our Limited Operating History, Together with our Recent Decision to Move our Headquarters to Atlanta in the Fourth Quarter of 2002, Makes It Difficult to Evaluate Our Prospects. The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We have only been in existence since 1996, and our services are only offered in limited regions. Investors should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure, connectivity and collocation markets. Further, we announced on July 17, 2002 that we plan to move our company's headquarters from Seattle, Washington to Atlanta, Georgia, in the fourth quarter of 2002. There are many risks inherent in this decision, including without limitation, the risks:

o that certain key employees who were requested to assist during the transition period may resign their positions prior to the end of the transition period;

o that we may not be able to recruit appropriate candidates to fill key executive positions in Atlanta;

o that many of our key employees will decide not to move to Atlanta and will therefore resign their positions with us;

o that the costs savings that we expect to achieve as a result of our decision to move will not be successful or will not be as successful as we had projected;

o that our customers may be unwilling to do continued business with us, given the uncertainty that our move to Atlanta will prove successful;

o that we will be less successful than we currently anticipate in attracting new customers in our new region; and

o that we will lose customers in the Northwest because of the departure of our senior management team from that region.

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

         We Have Limited Experience Operating Internationally, and Our International Operations May Not Be Successful. Although we currently have a service point in London and a joint venture with NTT-ME Corporation operating a service point in Tokyo, we have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business operations, we face the following specific risks in our international business operations:

     o difficulties in establishing and maintaining relationships with foreign customers as well as foreign backbone providers and local vendors, including collocation and local loop providers;

     o difficulties in locating, building and deploying network operations centers and service points in foreign countries, and managing service points and network operations centers across disparate geographic areas; and

     o        exposure to fluctuations in foreign currency exchange rates.

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

         We Have Acquired and May Acquire Other Businesses, and these Acquisitions Involve Numerous Risks. During 2000, we acquired CO Space and VPNX, respectively, in purchase transactions. We may engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

o difficulties in integrating the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

o        diversion of management's attention from normal daily operations;

o insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

o difficulties in completing projects associated with in-process research and development being conducted by the acquired businesses;

o risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

o deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of the acquisitions;

o difficulties in pursuing relationships with potential strategic partners who may view the combined company as a more direct competitor than our predecessor entities taken independently;

o issuance by us of equity securities that would dilute ownership of existing stockholders;

o incurrence of significant debt, contingent liabilities and amortization expenses; and

o        loss of key employees of the acquired companies.

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

                          PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MISCELLANEOUS

          (a) November 13, 2002, we sent out to our stockholders a definitive proxy statement requesting that our stockholders consider and vote upon one proposal to approve six separate amendments to our certificate of incorporation to authorize the board of directors in its sole discretion to effect a reverse stock split, ranging from a one-for-five reverse stock split to a one-for-thirty reverse stock split, of all the issued and outstanding shares of our common stock, par value $0.001 per share, in order to maintain our listing on The Nasdaq SmallCap Market and seek to transfer our listing back to The Nasdaq National Market. Our stockholders approved the amendments at a special meeting of our stockholders held for that purpose on December 17, 2002. The board of directors may abandon any of the amendments or make one of the amendments effective by filing such amendment with the Secretary of State of the State of Delaware at such time or times as the board of directors determines to be necessary in order to maintain our listing on The Nasdaq SmallCap Market and seek to transfer our listing back to The Nasdaq National Market, on or prior to the nine month anniversary of the special meeting held on December 17, 2002.

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

ITEM 6.       EXHIBITS

         (a)  Exhibits:

    Exhibit
     Number                      Description
    -------                      -----------

3.1               Certificate of Incorporation of the Registrant

3.2*              Bylaws of the Registrant

10.1** Loan and Security Agreement and Amendments to Loan Documents between Silicon Valley Bank and the Registrant

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


* Incorporated by reference to designated exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001

** Incorporated by reference to designated exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of January, 2003.

                                INTERNAP NETWORK SERVICES CORPORATION
                                (Registrant)

                                By:      /s/ JOHN M. SCANLON
                                   ----------------------------------------
                                            John M. Scanlon
                                   Chief Financial Officer and Vice President
                                         of Finance and Administration
                                (Principal Financial and Accounting Officer)

                                 CERTIFICATION

         I, Gregory A. Peters, President and Chief Executive Officer of Internap Network Services Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No.1) for the period ending September 30, 2002, of Internap Network Services Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 9, 2003

                                   By:      /s/ GREGORY A. PETERS
                                       -------------------------------------
                                              Gregory A. Peters
                                       President and Chief Executive Officer

                                 CERTIFICATION

         I, John M. Scanlon, Vice President of Finance and Administration and Chief Financial Officer of Internap Network Services Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No.1) for the period ending September 30, 2002, of Internap Network Services Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 9, 2003

                                By:      /s/ JOHN M. SCANLON
                                   ----------------------------------------
                                          John M. Scanlon
                                   Vice President of Finance and
                                   Administration and Chief Financial Officer