Form 10-K
period 2002-12-31
INTERNAP NETWORK SERVICES CORP
filed 2003-04-15
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number:  000-27265

INTERNAP NETWORK SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2145721 (I.R.S. Employer Identification No.)

250 Williams Street Atlanta, GA 30303 (Address of principal executive offices)	30303 (Zip Code)

(404) 302-9700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $0.001 par value	Name of Exchange on Which Registered NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 28, 2002 was $35.3 million based on a closing price of $0.23 as quoted on the NASDAQ National Market.

As of January 31, 2003, 161,014,992 shares of common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under “Item 1. Business – Risk Factors” in this Annual Report on Form 10-K.

PART I

ITEM 1.          BUSINESS.

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) is a leading provider of Internet Protocol (IP)-based connectivity solutions to businesses that need assured network availability for mission-critical applications. Customers connected to the Internet through one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the major networks that comprise the Internet and delivers mission-critical information and communications fast and reliably. Use of our overlay network usually results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. In addition to IP connectivity, we offer colocation services and virtual private networking (“VPN”) services. We also complement our service offerings as resellers of value-added VPN, content delivery network (“CDN”), managed security and managed storage services. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. As of December 31, 2002, we provided our services to 1,273 customers located throughout the United States and globally.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 34 service points to customers. We provide our connectivity services through the deployment of service points (P-NAPs), which are redundant network infrastructure facilities coupled with our proprietary routing technology. Service points maintain high speed, dedicated connections to major global Internet networks, commonly referred to as backbones, operated by AT&T, Cable & Wireless USA, Level 3 Communications, Genuity, Global Crossing Telecommunications, Qwest Communications International, Sprint Internet Services, UUNET Technologies (a WorldCom company) and Verio (a NTT Communications company). As of December 31, 2002, we operated 34 service points in the following 17 major metropolitan market areas:

Market	Number of Service Points in Market

Atlanta	2
Boston	2
Chicago	2
Dallas	3
Denver	1
Houston	1
London, England	1
Los Angeles	3
Miami	2
New York	3
Philadelphia	2
San Diego and Orange County, California	2
San Francisco	1
San Jose	3
Seattle	3
Washington, D.C.	2
Tokyo, Japan (through our joint venture with NTT-ME Corp. of Japan)	1

Total service points	34

Internap Services

Internap is a company that focuses on delivering high-performance Internet services. The foundation of our product portfolio is our IP Connectivity and colocation services. We offer Internet connectivity services at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet). Services enabled through our connectivity services include Voice over Internet (VoIP), videoconferencing, video streaming, on-line gaming, and other data applications. We offer flat rate and usage-based pricing models with a cost per megabit that varies depending on the speed of the connection, term of contract, and volume of services sold.

In addition, Internap offers the following services directly or through our partners:

•         Colocation – For customers that want Internap to host their applications, we offer colocation services at many of our P-NAP facilities.

•         Internap Diversity Plus – Our Diversity Plus service allows customers to maintain multiple connections to Internap and backbone providers, while taking advantage of the our routing capabilities.

•         Installation Services – We perform installation services necessary to connect our customers’ networks to our service points.

•         Content Distribution Network (CDN) – As a reseller for Akamai and Speedera, we offer Web caching and content streaming services.

•         Virtual Private Network (VPN) – As a reseller for Blue Ridge and our own VPNX technology, we offer virtual private networking services that allow customers to send and receive data over a secure site-to-site connection using the public Internet.

•         Managed Security – As a reseller for VeriSign, we offer intrusion detection and managed firewall services.

•         Managed Storage – As a reseller for ManagedStorage, Inc. (MSI), we offer data backup and restore services.

Technology

Service Point Architecture. Our service point architecture was engineered as a reliable and scalable network access point. Multiple routers and multiple backbone connections provide back-ups in case of the failure of any single service point circuit or device. Our service point architecture is designed to grow as our customers’ traffic demands grow and as we add new customers and provide for the addition of significant backbone providers as necessary. We only deploy service points within carrier-grade facilities. All service points are equipped with battery backup and emergency generators, as well as dual heating, ventilation and air conditioning systems

ASsimilator v3 (AS3) Intelligent Routing Technology. The AS3 Intelligent Routing Technology is a software-based system for Internet Protocol route optimization. The AS3 system is a seamless integration of routing and performance databases, software components that support network and traffic flow analysis, routing policy update and route verification, and traffic and performance reporting; all of which interface with Internap’s service point infrastructure, providing the intelligent, high-performance routing characteristics of the service point.

AS3 assembles the global routing tables advertised by all of our contracted backbone and provider networks homed to a given service point in addition to the available bandwidth to each. It also collects network performance statistics across the Internet. Taking this data in concert with other important information, the AS3 system then determines the optimal path to each Internet destination for IP data traffic and inserts the appropriate routing policies into the service point infrastructure. As the performance and traffic landscape changes, AS3 will adjust its policies to reflect new optimal paths. AS3 not only controls the outbound routing to a backbone network from the service point, but also makes an effort to influence the inbound routing from non-Internap controlled networks back to the service point.

Distributed Network Management System. We develop and operate a highly scalable proprietary network management system optimized for monitoring service points. With the use of our distributed network management system, our two network operations centers in Seattle and Atlanta are capable of real-time monitoring of the backbones connected to each service point, customer circuits, network devices and servers 24 hours a day, seven days a week. This system provides our network operations center with proactive trouble notification, allowing for identification of variances, frequently before our customers become aware of network problems. This system also captures and provides bandwidth usage reports for billing and customer reports. Data provided by the system is an integral part of our capacity planning and provisioning process, helping us to forecast and plan upgrades before capacity becomes constrained.

Product Development Costs. Our product development costs were approximately $11.9 million, $12.2 million and $7.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Included in product development costs for the years ended December 31, 2000, 2001 and 2002 were research and development expenses of $7.7 million, $6.3 million and $4.1 million, respectively. We anticipate product development costs in 2003 to decrease due to the full year effect of employee terminations completed during 2002.

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration and increase brand name recognition by targeting enterprises that depend upon the Internet for mission-critical operations. As of December 31, 2002, we had 86 employees engaged in direct sales and 24 in sales administration and marketing located in our targeted markets.

Sales. We have developed a direct, high-end sales organization with managers and representatives who have extensive relevant sales experience with a broad range of telecommunications and technology companies. In addition, our highly trained technical sales engineers facilitate optimal routing solutions for our customers. When we deploy a new service point, we set up a dedicated team of sales representatives and engineers focused exclusively on that market. We believe this localized direct sales approach allows us to respond to regional competitive characteristics, educate customers, and identify and close business opportunities better than a centralized sales force. We have also developed an indirect sales channel for our products and services through relationships with our preferred colocation providers, content developers, cable companies, DSL service providers, consulting companies and Internet service providers.

Marketing. Our marketing efforts are designed to drive awareness of Internap’s products and services, identify qualified leads through various direct marketing campaigns and provide the sales force with product brochures, collateral and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our proprietary Internet communications solutions. Our marketing organization also is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Competition

The Internet-based connectivity services market is extremely competitive, and there are few substantial barriers to entry. We expect the market will continue to be extremely competitive in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully in our market. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Our competitors include:

•         Backbone providers that provide us connectivity services, including AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Qwest Communications International, Level 3

Communications, Sprint Internet Services, UUNET Technologies (a WorldCom company) and Verio (an NTT Communications company);

•         Regional Bell operating companies that offer Internet access;

•         Global, national and regional Internet service providers; and

•         Software-based, early stage, Internet infrastructure companies focused on Internet Protocol route control products.

We expect competition to continue to intensify in the future. As new participants enter the Internet connectivity services market, we will face increased competition. Such new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of companies have expanded their Internet access products and services as a result of acquisitions. Further, the ability of some of our competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed data services using alternative delivery methods. In addition, Internet backbone providers may make technological developments, such as improved router technology, that will enhance the quality of their services.

We believe the principal competitive factors in our market are speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price, brand recognition, the effectiveness of sales and marketing efforts, and the timing and market acceptance of new solutions and enhancements to existing solutions developed by our competitors and us. We believe we presently are positioned to compete favorably with respect to most of these factors. In particular, many of our competitors have built and must maintain capital-intensive backbone infrastructures that are highly dependent on traditional public and private peering exchanges. Each backbone provider tries to offer high quality service within its own network but is unable or unwilling to guarantee service quality once data leaves its network, and there is little incentive to optimize the interoperability of traffic between networks. We intelligently route traffic, thereby providing customers with a high level of service and increasing the efficiency of the backbone providers themselves. See “Risk Factors—Competition from More Established Competitors Who Have Greater Revenues Could Decrease Our Market Share.”

Intellectual Property

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary technology, intellectual property, and other proprietary information. Internap and P-NAP are trademarks of Internap, which are registered in the United States. In addition, we have three patents that have been issued by the United States Patent and Trademark Office, or USPTO. The dates of issuance for these patents range from September 1999 through December 1999, and each of these patents is enforceable for a period of 20 years after the date of its filing. We have nine additional applications pending, two of which are continuation in patent filings. We may file additional applications in the future. Our patents and patent applications largely relate to our service point technologies and other technical aspects of our services. In addition, we have filed corresponding international patent applications under the Patent Cooperation Treaty.

We also enter into confidentiality and invention assignment agreements with our employees and consultants and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, departing employees and other unauthorized parties may attempt to copy or otherwise obtain and use our products and technology. Monitoring unauthorized use of our products and technology is difficult, and we cannot be certain that the steps we have taken will prevent infringement of our technology or violation of our confidentiality agreements, particularly in foreign countries where the laws may not protect our intellectual property rights as fully as in the United States.

From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights claims or initiate litigation against us or our suppliers or customers with respect to existing products and services. Although we have not been a party to any material claims alleging infringement of intellectual property rights, we cannot assure you that we will not be subject to these claims in the future. Further, we may in the future initiate claims against third parties for infringement of our intellectual property rights to protect our intellectual property, establish the scope of such rights, and prevent the improper usage by our competitors and other third parties. Any of these claims, with or without merit, may be time consuming, result in costly litigation and the diversion of technical and management personnel or require us to cease using infringing technology, develop noninfringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement against us and our failure or inability to develop noninfringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

Employees

As of December 31, 2002, we had 318 full-time employees, 20 in information technology, 36 in product development, 110 in sales and marketing, 104 in service delivery and support and 48 in finance and administration. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

Executive Officers

Our executive officers and their ages as of December 31, 2002 were as follows:

Name	Age	Position	Since

Gregory A. Peters (1)	41	President and Chief Executive Officer	2002

Eugene Eidenberg (2)	63	Executive Chairman	2002

David L. Abrahamson (3)	41	Chief Marketing Officer and Vice President, Sales	2002

Walter G. DeSocio (4)	47	Vice President - Chief Administrative Officer, General Counsel and Secretary	2002

Ali Marashi (5)	34	Vice President and Chief Technology Officer	2002

William P. Betz (6)	39	Acting Vice President, Sales	2002

John Scanlon (7)	43	Vice President of Finance and Administration Chief Financial Officer and Secretary	2002

______________

   (1)    Effective April 2, 2002, Mr. Peters began serving as President and Chief Executive Officer.

   (2)    Effective April 2, 2002, Mr. Eidenberg ceased serving as Chief Executive Officer and began serving as Executive Chairman, and effective February 27, 2003 began serving as Non-Executive Chairman.

   (3)    Effective October 31, 2002, Mr. Abrahamson began serving as Chief Marketing Officer and effective January 10, 2003 began also serving as Vice President, Sales.

   (4)    Effective September 30, 2002, Mr. DeSocio began serving as Vice President and General Counsel and effective December 17, 2002 began serving as Vice President – Chief Administrative Officer, General Counsel and Secretary.

   (5)    Effective August 1, 2002, Mr. Marashi began serving as Vice President and Chief Technology Officer.

   (6)    Effective April 1, 2002, Mr. Betz began serving as Acting Vice President, Sales and effective January 10, 2003 resigned from the Company.

   (7)    Effective February 13, 2002, Mr. Scanlon began serving as Vice President of Finance and Administration, Chief Financial Officer and Secretary. Effective December 17, 2002, Mr. Scanlon ceased serving as Secretary and effective January 31, 2003 ceased serving as Vice President of Finance and Administration and Chief Financial Officer.

Gregory A. Peters has served as President and Chief Executive Officer since April 2002 and as a director since May 2002. Prior to joining Internap, Mr. Peters founded and was President and Chief Executive Officer of Mahi Networks from 1999 to 2002. Prior to that, Mr. Peters was the Vice President of International Operations and Corporate Officer for Advanced Fibre Communications from 1997 to 1999. From 1996 to 1997, Mr. Peters was the Vice President of International Operations and Corporate Officer for ADTRAN. Mr. Peters holds a Bachelor of Science degree in Business Administration from the University of Georgia, and a Masters in International Management from the American Graduate School of International Management, Thunderbird Campus.

Eugene Eidenberg has served as a director and chairman of the board of directors since November 1997. From July 2001 until April 2002, Mr. Eidenberg served as the Company’s Chief Executive Officer. Mr. Eidenberg has been a Managing Director of Granite Venture Associates LLC since 1999 and has served as a Principal of Hambrecht & Quist Venture Associates since 1998 and was an advisory director at the San Francisco investment-banking firm of Hambrecht & Quist from 1995 to 1998. Mr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI’s Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI’s international businesses. Mr. Eidenberg is currently a director of several private companies. Mr. Eidenberg holds a Ph.D. and a Master of Arts degree from Northwestern University and a Bachelor of Arts degree from the University of Wisconsin.

David L. Abrahamson has served as the Company’s Chief Marketing Officer and Vice President, Sales since January 2003 and as Chief Marketing Officer since October 2002. Before that time, Mr. Abrahamson was Senior Vice President of BellSouth’s e-Business Services. In this role, he led BellSouth’s e-business applications and services organization where he was responsible for developing and managing BellSouth’s Internet data center products and services. Previously, he was at Sprint where he held numerous management positions in accounting, operations and finance before becoming a key marketing executive in the consumer business unit. Mr. Abrahamson graduated from Iowa State University with a Bachelor’s degree in Accounting and Business and obtained a Master’s degree from Kansas University.

Walter G. DeSocio has served as Vice President – Chief Administrative Officer, General Counsel and Secretary of the Company since December 2002 and as Vice President and General Counsel since September 2002. Before his appointment, Mr. DeSocio was General Counsel and head of regulatory affairs at Concert, the multi-billion dollar global communications business owned by AT&T Corporation and BT Group. Prior to Concert, Mr. DeSocio was AT&T’s Chief Regional Counsel for Europe, Middle East and Africa, with legal responsibility for all of AT&T’s international business activity outside the United States. He was also an Associate in the New York City office of Dewey Ballantine. Mr. DeSocio earned his Bachelor of Arts degree from Colgate University, his J.D. from New York University Law School and LL.M. valedictory honors from Cambridge University (Corpus Christi College) in England.

Ali Marashi has served as Vice President and Chief Technology Officer since August 2002. Since joining Internap in 2000, Mr. Marashi has also served as Vice President, Technical Services, Vice President of Engineering, Director of Network Technology and Director of Backbone Engineering. Prior to joining Internap, Mr. Marashi was a lead Network Engineer for Networks and Distributed Computing at the University of Washington from July 1997 to March 2000, where he was responsible for senior-level design, development, and technical leadership and support for all networking initiatives and operations. Prior to that, Mr. Marashi was co-founder and Vice President of Engineering for interGlobe Networks, Inc., a TCP/IP consulting firm, from 1995 to July 1997. Mr. Marashi holds a Bachelor of Science in Computer Engineering from the University of Washington.

William P. Betz served as Acting Vice President, Sales from April 2002 until January 2003. Mr. Betz joined Internap as the Regional Vice President of Sales for the Eastern Region and the Senior Sales manager of Washington, D.C. in 1998. Prior to joining Internap, Mr. Betz held increasingly senior sales management positions at MCI / WorldCom from 1991 to 1998, the last being Executive Sales Manager for Global Accounts. Mr. Betz holds a Bachelor of Arts degree in Political Science from Middlebury College in Vermont.

John Scanlon became Vice President of Finance and Administration, Chief Financial Officer and Secretary in February 2002. Mr. Scanlon ceased serving as Secretary of the Company in December 2002 and ceased serving as Vice President of Finance and Administration and Chief Financial Officer in January 2003. Since joining Internap in 1999, Mr. Scanlon served as Vice President, Service Planning, Director of Carrier Relations and Vice President of Product Marketing. Prior to joining Internap, Mr. Scanlon served as the President of Flat Rate Communications, Inc., which was acquired by Viatel. Mr. Scanlon continued on as a General Manager of Viatel after the acquisition. Prior to his work with Flat Rate, Mr. Scanlon spent over a decade at MCI Telecommunications as its Vice President and Director of Strategic Development, Director of Business Development and Director of Finance and Information Systems. Mr. Scanlon holds a Master in Business Administration with honors from St. Mary’s College and a Bachelor of Science in Business Administration, Financial Management from Oregon State University.

Recent Developments

Effective February 1, 2003, Robert R. Jenks was elected as Vice President and Chief Financial Officer of the Company. Mr. Jenks joined the Company from General Electric Company, where he was responsible for GE Equity’s global private equity investments in the communications industry.

On March 11, 2003, the Securities and Exchange Commission issued a release adopting certain amendments to the minimum bid price rules for listing on the NASDAQ National Market and SmallCap Market. We may be eligible for an additional grace period under the amendments that would extend our current deadline of April 21, 2003 to July 21, 2003 for complying with the requirements for continued listing of our common stock on the NASDAQ SmallCap Market. In addition, we may be eligible for additional grace periods under further rule amendments expected to be proposed by NASDAQ beyond that date. There is no assurance that the Company will be eligible for the additional grace period through July 31, 2003 or for additional grace periods.

There is also no assurance that additional amendments will be adopted by NASDAQ, that such amendments will be approved by the Securities and Exchange Commission in a timely manner, if at all, or that the amendments as adopted would contain listing criteria that we would satisfy in order to remain listed on the NASDAQ SmallCap Market.

On March 25, 2003, we entered into an amendment to our existing loan and security agreement with Silicon Valley Bank (“SVB”). Pursuant to the loan amendment, the amount available under our credit facility with SVB will be increased by an additional $5 million subject to certain conditions precedent. In addition, SVB will make available to us an additional $5 million under a term loan if we meet certain debt coverage ratios.

On April 14, 2003, we entered into an agreement to amend our equipment lease obligations with Cisco Systems Capital Corporation. Specifically, this lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly EBITDA levels. In addition, the lease amendment provides for a revision to one non-financial covenant. The lease amendment also requires our payment on or before April 18, 2003 of a total of $2.2 million to Cisco Systems Capital (representing advance payment of our lease payments due in March and April 2004). As a consequence of the advance payment, we will resume lease payments to Cisco Systems Capital commencing in May 2004 and ending February 2007.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.internap.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and that information should not be considered part of this document.

RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Profitability.

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $185.5 million, $479.2 million and $72.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2002, our accumulated deficit was $796.4 million. We may incur negative cash flows for the next several quarters and net losses for the foreseeable future.

Our Limited Operating History Makes It Difficult to Evaluate Our Prospects.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We have only been in existence since 1996, and our services are only offered in limited regions. Investors should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure, connectivity and colocation markets.

Our Operating Results May Disappoint Analysts’ or Investors’ Expectations, Which Could Have a Negative Impact on Our Stock Price.

Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our results of operations. Because our results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any particular period as an indication of future performance in our business operations or stock price. For example, our quarterly revenues for the quarters ended December 31, 2001 through December 31, 2002, have varied between (1.0%) and 7% and total operating costs and expenses, as a percentage of revenues, have fluctuated between 138% and 193%. Fluctuations in our operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by our competitors, fluctuations in the demand and sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license colocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

Pricing Pressure Could Decrease Our Revenue and Threaten the Viability of Our Business Model.

We face intense competition along several fronts (more fully described below), including price competition. Increased price competition and other related competitive pressures could erode revenues, and significant price deflation could threaten the viability of our business model. We currently charge, and expect to continue to charge, more for our Internet connectivity services than our competitors. By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Because we rely on Internet backbone providers in delivering our services and have agreed with some of these providers to purchase their services without regard to the amount we resell to our customers, we may not be able to offset the effects of competitive price reductions even with an increased number of customers, higher revenues per customer from enhanced services, cost reductions or otherwise. In addition, we believe the Internet connectivity industry is likely to encounter further consolidation in the future. Consolidation could result in increased pressure on us to decrease our prices. Furthermore, the prolonged downturn in the U.S. economy has prompted many companies who require Internet connectivity to reevaluate the cost of such services. We believe that a continuing and further prolonged economic downturn could result in existing and potential customers being unwilling to pay for premium Internet connectivity services, which would seriously harm our business and make additional capital unavailable.

If We Are Unable to Continue to Receive Services from Our Backbone Providers, or Receive Their Services on a Cost-Effective Basis, We May Not Be Able to Provide Our Internet Connectivity Services on Favorable Terms.

In delivering our services, we rely on a number of Internet backbones, all of which are built and operated by others. In order to be able to provide high performance routing to our customers through our service points, we purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis or on otherwise favorable terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms. Currently, in each of our domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Qwest Communications International, Level 3 Communications, Sprint Internet Services, UUNET Technologies (a WorldCom company) and Verio (an NTT Communications company). We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. We may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we locate our service points.

Competition from More Established Competitors Could Decrease Our Market Share.

The Internet connectivity services market is extremely competitive. We expect competition from existing competitors to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Many of our existing competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have several advantages over us as we seek to develop a greater market presence. Our competitors currently include backbone providers that provide connectivity services to us, regional Bell operating companies, which offer Internet access, and global, national and regional Internet service providers and other Internet infrastructure providers and manufacturers. In addition, Internet backbone providers may make technological advancements, such as improved router technology or the introduction of improved routing protocols, which could enhance the quality of their services. We also expect to encounter additional competition from international Internet service providers as well as international telecommunications companies in the countries where we provide services.

Competition from New Competitors Could Decrease Our Market Share.

We expect new competitors will continue to enter our market. These new competitors could include computer hardware, software, media and other technology and telecommunications companies. A number of telecommunications companies and online service providers have been offering or expanding their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one backbone or use alternative delivery methods including the cable television infrastructure, direct broadcast satellites, wireless cable and wireless local loop.

Some of Our Customers Are Emerging Internet-Based Businesses That May Not Pay Us for Our Services on a Timely Basis and May Not Succeed Over the Long Term.

A portion of our revenue is derived from customers that are emerging Internet-based businesses. The unproven business models of some of these customers and an uncertain economic climate make their continued financial viability uncertain. Some of these customers have encountered financial difficulties and, as a result, have delayed or defaulted on their payments to us. In the future others may also do so. If these payment difficulties become substantial, then our business and financial results could be seriously harmed.

We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on a Timely Basis or on Terms Acceptable to Us.

We expect to meet our cash requirements in 2003 with existing cash, cash equivalents, short-term investments, cash flows from sales of our services and credit facilities. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail capital spending and reduce expenses to ensure our cash and investments will be sufficient to meet our cash requirements in 2003. We may, however, require additional financing sooner than anticipated. In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all. Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants restricting our ability to incur further indebtedness and will likely require us to pledge assets as security for borrowings hereunder.

Given our recent efforts to reduce our capital and operations expenditures, we may not be able to expand our business in the future. Any such expansion would require significant capital and we may be unable to obtain additional financing on satisfactory terms, if at all.

A Failure in Our Network Operations Centers, Service Points or Computer Systems Would Cause a Significant Disruption in Our Internet Connectivity Services.

Although we have taken precautions against systems failure, interruptions could result from natural or human caused disasters, power loss, telecommunications failure and similar events. Our business depends on the efficient and uninterrupted operation of our network operations centers, our service points and our computer and communications hardware systems and infrastructure. If we experience a problem at our network operations center, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or service points, any of which would seriously harm our business.

Because We Have Limited Experience Operating Internationally, Our International Operations May Not Be Successful.

Although we currently have service points in London and a joint venture with NTT-ME Corporation operating a service point in Tokyo, we have limited experience operating internationally. We may not be able to adapt our services to international markets or market and sell these services to customers abroad. In addition to general risks associated with international business operations, we face the following specific risks in our international business operations:

•         Difficulties in establishing and maintaining relationships with foreign customers as well as foreign backbone providers and local vendors, including colocation and local loop providers;

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

New service points, if any, would result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from backbone providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if we do not institute adequate financial and managerial controls, reporting systems, and procedures with which to operate multiple service points in geographically dispersed locations, our financial performance could be significantly harmed. Furthermore, in any effort to deploy new service points, we would face various risks associated with significant construction projects, including identifying and locating service point sites, construction delays, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new service point.

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

We Are Dependent Upon Our Key Employees and May Be Unable to Attract or Retain Sufficient Numbers of Qualified Personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and key technical personnel. The loss of members of our executive management team or key technical employees could significantly harm us. Any of our officers or employees can terminate his or her relationship with us at any time. To the extent we are able to expand our operations and deploy additional service points, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense and our financial resources are limited. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Constrained or May Fail.

Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 34 operational service points and 318 full-time employees as of December 31, 2002. In addition, we had $69.6 million in revenues for the year ended December 31, 2000, compared to $132.5 million in revenues for the year ended December 31, 2002. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., and others. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our service points and our Internet backbone providers and between our service points and our customers’ networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. We purchase these services and products pursuant to purchase orders placed from time to time. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have they adversely affected us, but these delays could affect our ability to deploy service points in the future on a timely basis. If our limited source of suppliers fails to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

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

Acquiring high technology businesses as a means of achieving growth is inherently risky. To meet these risks, we must maintain our ability to manage effectively any growth that results from using these means. Failure to effectively manage our growth through mergers and acquisitions could harm our business and operating results and could result in impairment of related long-term assets.

A Significant Number of Our Service Points are Located in Facilities of Third Parties, and We May Experience Significant Disruptions in Our Ability to Service Our Customers.

A significant number of our service points are located in facilities of third parties. In many of those arrangements, we do not have property rights similar to those customarily possessed by a lessee or sublessee, but instead have lesser rights of occupancy. In certain situations, the financial condition of those parties providing occupancy to us could have an adverse impact on the continued occupancy arrangement or the level of service delivered to us under such arrangement.

For Certain of Our Service Points We May Be Obligated to Purchase Local Access or Other Services on Unfavorable Terms.

In certain of our service point occupancy arrangements, the facility we have occupied is not carrier neutral, and the occupancy provider may have the contractual right, or an effective right given available alternatives, to provide local access or other services to us in providing service to our customers. Consequently, we may not be able to purchase local access or such services in such situations on market terms or on other favorable non-price terms and conditions.

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

Because the Internet Connectivity Market Is New and Its Viability Is Uncertain, There Is a Risk Our Services May Not Be Accepted.

We face the risk that the market for high performance Internet connectivity services might fail to develop, or develop more slowly than expected, or that our services may not achieve widespread market acceptance. This market for high performance Internet connectivity services has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of new entrants. There is significant uncertainty as to whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge more for our services than do our competitors, which may affect market acceptance of our services or adversely impact the rate of market acceptance. We believe the danger of nonacceptance is particularly acute during economic slowdowns and when there is significant pricing pressure across the Internet connectivity industry. Finally, if the Internet becomes subject to a form of central management, or if the Internet backbone providers establish an economic settlement arrangement regarding the exchange of traffic between backbones, the problems of congestion, latency and data loss addressed by our Internet connectivity services could be largely resolved, and our core business rendered obsolete.

If We Are Unable to Respond Effectively and on a Timely Basis to Rapid Technological Change, We May Lose or Fail to Establish a Competitive Advantage in Our Market.

The Internet connectivity industry is characterized by rapidly changing technology, industry standards, customer needs and intense market competition, as well as by frequent new product and service introductions. We may be unable to successfully use or develop new technologies, adapt our network infrastructure to changing customer requirements and industry standards, introduce new services, such as virtual private networking and video conferencing, or enhance our existing services on a timely basis. Furthermore, new technologies or enhancements we use or develop may not gain market acceptance or may develop slower than anticipated. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternate access devices and technologies. If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other industry participants. Although we intend to support emerging standards in the market for Internet connectivity, there can be no assurance that we will be able to conform to new standards in a timely fashion, if at all, or maintain a competitive position in the market.

New Technologies Could Displace Our Services or Render Them Obsolete.

New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. For example, our services rely on the continued widespread commercial use of the set of protocols, services and applications for linking computers known as Transmission Control Protocol/Internetwork Protocol, or TCP/IP. Alternative sets of protocols, services and applications for linking computers could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. Our failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt our business. Further, we anticipate the introduction of other new technologies, such as telephone and facsimile capabilities, private networks, multimedia document distribution and transmission of audio and video feeds, requiring broadband access to the Internet, but there can be no assurance that such technologies will create opportunities for us or that the cost of implementing such technologies will provide a positive economic return.

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

Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins, attacks and similar disruptive problems. This could result in our liability for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attack caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers. Although we intend to continue to implement industry-standard security measures, in the past third parties have occasionally circumvented some of these industry-standard measures, although not in our system. Therefore, there can be no assurance that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

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

Risks Related to Our Capital Stock

The Series A preferred stock and warrants issued in 2001 have dilutive impacts that could dilute the voting power of our common shareholders and depress the market price of our common stock.

Our Series A preferred stock and warrants originally issued in 2001 have substantially increased the number of shares of common stock that may be issued in the future. If all shares of that stock were converted and all warrants were exercised, our outstanding shares of common stock would increase from approximately 161,014,992 to approximately 240,523,000, or approximately 49%, as of January 31, 2003. The issuance of our common stock upon the conversion of Series A preferred stock or the exercise of warrants could have a depressive effect on the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

The holders of our Series A preferred stock, as a group, have the ability to control a significant portion of our common stock.

The holders of our Series A preferred stock, as a group, control a significant portion of our outstanding capital stock and, as such, have significant voting power with respect to our shares. In light of certain holders’ combined ownership of a substantial amount of outstanding shares of our common stock (see “Security Ownership of Certain Beneficial Owners and Management” below), those holders may be able to influence the outcome of matters brought before the shareholders, including a vote for the election of directors, changes to our certificate of incorporation and bylaws and other matters requiring shareholder approval.

The holders of our Series A preferred stock have payment rights that are senior to holders of our common stock in certain events.

In the event of a liquidation, dissolution or winding up of the Company, holders of our Series A preferred stock would have claims against our assets that are senior to any claims of the holders of our common stock. In that event, the holders of the Series A preferred stock would be entitled to be paid out of the proceeds received from the sale of such assets before any payments would be made to the holders of our common stock. More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred or $92,405,161 in the aggregate for all shares of Series A preferred stock outstanding as of January 31, 2003. After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt until the holders of our Series A preferred stock shall have received three times the original issue price.

The holders of our Series A preferred stock have substantial approval rights over any transaction pursuant to which the Company would undergo a change in control, even if the terms of that transaction included a substantial premium to the then-current market price of our common stock or included other terms deemed by our management or board of directors to be in the best interests of the holders of our common stock.

In the event of a “deemed liquidation” (defined in our certificate of incorporation as including a transaction involving a change in control of the Company), the holders of our Series A preferred stock would be entitled to be paid out of the consideration received in that transaction certain substantial preferential distributions before any distributions would be made to the holders of our common stock. More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred or $92,405,161 in the aggregate for all shares of Series A preferred stock outstanding as of January 31, 2003. After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt of remaining consideration received in that transaction until the holders of our Series A preferred stock shall have received three times the original issue price. As a result, as long as a significant number of shares of our Series A preferred stock remain outstanding, it is highly unlikely that a transaction contemplating a change of control of the Company would be received by the Company from a third party, or if received could be approved and recommended by our management or board of directors consistent with the relevant fiduciary duties of those persons in considering that approval or recommendation.

The terms of our Series A preferred stock contain a number of restrictive covenants in favor of the holders of that stock that could impair or impede our ability to carry out our business plan or take other actions, including those otherwise deemed to be in the best interests of the holders of our common stock.

The terms of our Series A preferred stock contain covenants that restrict the Company’s operations in a number of significant respects. Without the approval of holders of at least 50% of the outstanding shares of such stock, the Company may not, among other things: increase or decrease its authorized number of capital stock; authorize, issue or sell securities that rank equal with or senior to our Series A preferred stock as to redemption, voting rights, liquidation preferences or dividends; issue debt in excess of $5 million; or increase the number of shares available under our stock compensation plans. The terms of our Series A preferred stock also contain an anti-dilution provision that would, if we issue shares of common stock or are deemed to issue those shares in certain circumstances or at prices below the conversion price of the Series A preferred stock (currently $1.48 per share of common stock), cause us to issue substantial numbers of shares of common stock to our holders of Series A preferred stock, resulting in potentially substantial dilution in the economic and voting power of the holders of our common stock. There is no assurance that the Company could obtain the approval of the requisite percentage of holders of Series A preferred stock to the waiver or amendment of one or more of the foregoing restrictive covenants on a timely basis, if at all.

ITEM 2.          PROPERTIES.

Our principal executive offices are located in Atlanta, Georgia adjacent to our network operations center, service point and colocation facilities. The Atlanta facility consists of 110,797 square feet under a lease agreement that expires in 2017. We lease other facilities to fulfill our real estate requirements in a number of metropolitan areas and specific cities. These requirements include, but are not limited to, our network operations center, sales offices, colocation and service points. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.          LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are currently involved in the following legal proceedings.

IPO Litigation

In July 2001, approximately 300 issuers, including the Company, certain of their officers and directors and the underwriters of initial public offerings, or IPOs, of such issuers were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. The complaint, as amended, alleges that the issuer defendants, including the Company, certain of the issuer defendants’ officers and directors, and the IPO underwriters violated Section 11 of the Securities Act of 1933 based on allegations that the relevant registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

In October 2002, the parties agreed to toll the statute of limitations with respect to the issuer defendants, including the Company, and with respect to their officers and directors until September 30, 2003 and on the basis of this agreement, the officers and directors of the Company were dismissed from the lawsuit without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the section 11 claims against substantially all of the issuer defendants, including the Company, and denying the motion to dismiss the section 10(b) claims against such issuer defendants, including the Company. We believe that this lawsuit is without merit and intend to continue to defend against it vigorously.

Florida Litigation

In February 2003, the Company, one of its current directors (in his former capacity as an executive officer of the Company) and one former executive officer were named as one of the issuer defendants in a class action stockholder complaint filed in the United States District Court for the Southern District of Florida, captioned Liu v. Credit Suisse First Boston Corporation, or CSFB, et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including the Company, to conduct initial public offerings based on misinformation about the issuers’ future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages and other relief. Neither the Company nor the named individuals have yet been served with the complaint. We believe that this lawsuit is without merit and intend to defend against it vigorously.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 17, 2002, we held a special stockholders’ meeting at which stockholders approved a proposal regarding a reverse stock split. The proposal consisted of six separate amendments to our certificate of incorporation to authorize the board of directors to effect a reverse stock split, ranging from a one-for-five reverse stock split to a one-for-thirty reverse stock split, of all of our issued and outstanding shares of capital stock. We believe that effecting a reverse stock split, which is subject to final approval by our board of directors, would allow us to maintain our listing on The NASDAQ SmallCap Market and might in the future allow us to transfer our listing back to The NASDAQ National Market. There were 174,486,609 votes cast on the proposal, 164,903,292 votes in favor, 9,322,169 votes against and 261,178 abstentions and broker non-votes. The foregoing matter is more fully described in our definitive proxy statement dated November 8, 2002, and is available at the SEC’s website at www.sec.gov.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “INAP.” Public trading of the common stock commenced on September 29, 1999. Prior to that time, there was no public market for our common stock. The table below sets forth the high and low closing bid price for our common stock for the periods indicated as adjusted for our 100% share dividend paid on January 7, 2000, to stockholders of record on December 27, 1999:

	High	Low

Year Ended December 31, 2002:
Fourth Quarter	$0.77	$0.19
Third Quarter	0.38	0.12
Second Quarter	0.97	0.20
First Quarter	1.88	0.76

Year Ended December 31, 2001:
Fourth Quarter	1.50	0.80
Third Quarter	3.05	0.85
Second Quarter	3.75	0.77
First Quarter	10.25	1.31

As of January 31, 2003 the number of stockholders of record of our common stock was 1,329. Because brokers and other institutions on behalf of stockholders hold many of our shares, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

The lead purchasers and other purchasers of 5% or more of the units were investment funds associated with Morgan Stanley Venture Partners, Oak Investment Partners, Granite Ventures, Heights Capital Management, Inc., INT Investments, Inc. and Rose Glen Capital Management, L.P. A full list of Purchasers is included in the Company’s definitive proxy statement dated August 10, 2001 and available the SEC’s website at www.sec.gov.

A fee of $3.5 million was paid to JP Morgan H&Q for its services as a financial advisor and placement agent and a fee of $425,000 was paid to Thomas Weisel Partners, LLC for a fairness opinion delivered in connection with this transaction. The Company received net proceeds of $95.6 million from the issuance of the Series A convertible preferred stock and allocated $86.3 million to the Series A convertible preferred stock and $9.3 million to the warrants to purchase shares of common stock based upon their relative fair values on September 14, 2001, the date of issuance.

The offer and sale of the units was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the offer and sale was not a public offering, did not involve general solicitation or advertising and the purchasers were all “accredited investors” as that term is defined in Rule 501 under Regulation D.

Each share of Series A convertible preferred stock is initially convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Each share of Series A convertible preferred stock may be converted at any time at the option of the holder. Subject to satisfaction of certain conditions, including the listing of the Company’s common stock on the NASDAQ Market System, shares of Series A convertible preferred stock automatically convert to common stock on the earlier of September 14, 2004, a date more than six months after issuance on which the common stock has traded in excess of $8.00 for a period of 45 consecutive trading days or upon the affirmative vote of 60% of the outstanding shares of Series A convertible preferred stock.

Upon the liquidation, dissolution, merger or other event in which existing stockholders own less than 50% of the post-event voting power, holders of Series A convertible preferred stock are entitled to be paid out of existing assets an amount equal to $32.00 per share of preferred prior to distributions to holders of common stock. Upon completion of distribution to holders of Series A convertible preferred stock, remaining assets will be distributed ratably between holders of Series A convertible preferred stock and holders of common stock, until holders of Series A convertible preferred stock have received an amount equal to three times the original issue price.

For each unit a purchaser acquired, the purchaser received a warrant to purchase 1/4 of a share of common stock. The warrants are immediately exercisable for shares of common stock at an exercise price of $1.48256. The warrants contain antidilution protections similar to the antidilution protections applicable to the Series A preferred stock, have a five year term and may be exercised pursuant to a cashless exercise at the option of the holder.

ITEM 6.          SELECTED FINANCIAL DATA.

The following selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 2000, 2001 and 2002, and the selected balance sheet data as of December 31, 2001 and 2002 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 1998 and 1999, and the selected balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements that are not included in this annual report on Form 10-K.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)

Revenues:	$1,957	$12,520	$69,613	$117,404	$132,487

Costs and expenses:
Direct cost of network	1,990	17,848	62,465	98,915	83,207
Customer support	666	5,796	20,320	21,480	12,913
Product development	754	3,876	11,924	12,233	7,447
Sales and marketing	2,822	17,519	35,390	38,151	21,641
General and administrative	1,734	7,335	32,962	44,491	20,848
Depreciation and amortization	736	4,808	20,522	48,550	49,600
Amortization of goodwill and other intangible assets	—	—	54,334	38,116	5,626
Amortization of deferred stock compensation	205	7,569	10,651	4,217	260
Lease termination expense	—	—	—	—	804
Restructuring cost (benefit)	—	—	—	64,096	(3,781)
Impairment of goodwill and other intangible assets	—	—	—	195,986	—
In-process research and development	—	—	18,000	—	—
Loss on sales and retirements of property and equipment	—	—	—	2,714	2,829
Total operating costs and expenses	8,907	64,751	266,568	568,949	201,394

Loss from operations	(6,950)	(52,231)	(196,955)	(451,545)	(68,907)

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)

Other income (expense):
Interest income (expense), net	(23)	2,314	11,498	(1,272)	(2,194)
Loss on investments	—	—	—	(26,345)	(1,244)

Total other income (expense)	(23)	2,314	11,498	(27,617)	(3,438)

Net loss	$(6,973)	$(49,917)	$(185,457)	$(479,162)	$(72,345)

Basic and diluted net loss per share	$(1.04)	$(1.31)	$(1.30)	$(3.19)	$(.47)

Weighted average shares used in computing basic and diluted net loss per share (1)	6,673	37,994	142,451	150,328	155,545

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$275	$205,352	$153,965	$82,306	$25,219
Total assets	7,487	245,546	650,110	284,977	172,969
Notes payable and capital lease obligations, less current portion	2,342	14,378	27,646	16,448	27,913
Series A convertible preferred stock	—	—	—	86,314	79,790
Total stockholders’ equity (deficit)	(436)	210,500	531,953	66,169	1,835

______________

   (1)    See note 2 of notes to financial statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

The forward-looking information set forth in this Annual Report on Form 10-K is as of January 31, 2003, and we undertake no duty to update this information. Should events occur subsequent to January 31, 2003 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as a press release included as an exhibit to a Form 8-K, each of which will be available via the SEC’s Edgar database, available at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” in Part I, Item 1 of this Annual Report on Form 10-K.

Internap is a leading provider of IP-based connectivity solutions to businesses that need assured network availability for mission-critical Internet-based applications. Customers connected to the Internet through one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the many networks that comprise the Internet and delivers mission critical information and communications fast and reliably. Use of our overlay network usually results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. Our customers are primarily businesses that desire high performance Internet connectivity services in order to run mission-critical Internet-based applications. Due to our high quality of service, we generally price our services at a premium to providers of conventional Internet connectivity services. We expect to remain a premium provider of high quality Internet connectivity services and anticipate continuing our pricing policy in the future. We believe customers will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for high quality service.

Critical Accounting Policies and Estimates

Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of Internap Network Services Corporation, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, investments, intangible assets, long-lived assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the judgments and estimates used in the preparation of Internap’s consolidated financial statements.

Customer credit risk. We review the creditworthiness of our customers routinely. If we determine that collection of service revenues is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. To establish the size of the allowances against revenue and receivables on the balance sheet, we apply a credit risk rating system that is based on management’s best understanding of our customers’ ability to pay. Our assessment of customers’ credit worthiness may include consideration of payment history. The sum of individual customer receivable balances multiplied by the credit rating is the basis for reserves against revenues and receivables. We also increase our reserve estimates for estimated customer credits. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting customers credit risk, additional allowances may be required.

As of December 31, 2001 and 2002, the valuation allowances for revenue and receivables were $1.2 million and $1.6 million, respectively. Bad debt expense during 2001 and 2002 was $4.8 million and $1.9 million, respectively.

Investments. We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred, based on available data, the cost basis is reduced and an investment loss is recorded. As of December 31, 2001 and 2002 we had a cost basis investment with an initial cost of $6.0 million and a recorded valuation allowance of $4.8 million resulting in a $1.2 million net investment balance. If we should become aware of a decline in the business prospects of the investee, or otherwise believe an impairment of our investment has occurred, we may need to increase our allowance for all or a portion of the remaining $1.2 million net investment balance.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2002, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan, known as Internap Japan. We record our proportional share of the losses of our investee one month in arrears. We record our investment in our equity method investee on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as loss on investment on the consolidated statement of operations.

Goodwill. Goodwill was recorded as a result of our acquisition of VPNX.com, Inc. The Company accounts for its goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires an impairment-only approach to accounting for goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company selected August 1 as its annual testing date.

To estimate fair value in the future, for purposes of completing the first step of the SFAS No. 142 analysis, we will use a market-based analysis based on the value of our equity, or a discounted cash flow analysis. The forecasts of future cash flows will be based on the Company’s best estimate of future revenues, operating costs and general market conditions, and is subject to review and approval by senior management. Both approaches to determining fair value will depend on the Company’s stock price since market capitalization will impact the discount rate to be applied as well as a market multiple analyses. Changes in the forecast could cause the Company to either pass or fail the first step test and could result in the impairment of goodwill.

As of December 31, 2001 and 2002, the recorded value of goodwill was $27.0 million. All or a portion of this balance may be impaired in the future subject to impairment analysis described above.

Restructuring liability. When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management’s best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management’s estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect the results of operations.

During 2001 and 2002, we recorded restructuring costs of $71.6 million and $3.5 million, respectively. We also reduced our accrued restructuring liability by $7.7 million and $12.2 million during 2001 and 2002, respectively. These adjustments represent changes to our original restructuring cost estimates, primarily due to revised expectations about the future cost of exiting certain real estate locations. A 10% change in our restructuring estimates in a future period, compared to the $13.9 million restructuring liability at December 31, 2002, would result in a $1.4 million expense or benefit in the Statement of Operations during the period in which the change in estimate occurred.

Deferred taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Since inception we have recorded a valuation allowance equal to our net deferred tax assets. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Network service commitment liability. We monitor our network service commitments with our network service providers. When we determine that a service commitment will not be achieved through the ordinary course of business and the service provider is not expected to provide relief from the commitment, management records an expense to the direct costs of network and a liability for the estimated shortfall. If we are unable to continue increasing our base of customers or if our customer base decreases, we may experience a deterioration of our operating margins. At December 31, 2001 and 2002 our accrued liability for network service commitments with network service providers was $6.6 million and $3.4 million, respectively.

Restructuring and Impairment Costs

2001 Restructuring Charge. During fiscal year 2001, due to the decline and uncertainty of the telecommunications market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. As part of the 2001 restructuring activity, 313 employees were involuntarily terminated. Employee separations occurred in all departments. The majority of the costs related to the termination of employees in 2001 were paid during 2001. The total charges include restructuring costs of $71.6 million. During fiscal year 2001, we incurred cash restructuring expenditures totaling $19.9 million and non-cash restructuring expenditures of $4.7 million. We reduced the original 2001 restructuring charge cost estimate by $7.7 million, primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our 2001 restructuring charge liability by $5.0 million and $7.2 million, respectively. The first reduction was primarily due to settlements to terminate and restructure certain colocation lease obligations on terms more favorable than our original restructuring estimates. The second reduction was primarily due to the decision to relocate our corporate headquarters to the previously restructured Atlanta, Georgia facility. Pursuant to the original restructuring plans, we did not anticipate using the Atlanta facility in the future. However, due to changes in management, corporate direction, and other factors, which could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring and Asset Impairment Charge. With the continuing decline and uncertainty of the telecommunications market during 2002, we took additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million during 2002 was offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001.

Included in the $7.6 million 2002 restructuring charge are $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during 2002. We expect that there will be additional restructuring costs in the future as additional payments are made to employees who are subject to deferred compensation arrangements payable at the completion of interim employment agreements. We expect these costs to total less than $1.0 million. Additionally, we continue to evaluate the restructuring reserve as plans are being executed, which could result in additional charges or adjustments.

Real Estate Obligations. Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain colocation license obligations. Accordingly, we recorded real estate related restructuring costs of $40.8 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. These costs were determined based upon our estimate of anticipated sublease rates and time to sublease the facilities. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

Network Infrastructure Obligations. The changes to our network infrastructure require that we decommission certain network ports we do not currently use and will not use in the future pursuant to the restructuring plan. These costs have been accrued as components of the restructuring charge because they represent amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated. These contractual obligations will continue in the future with no economic benefit, or they contain penalties that will be incurred if the obligations are cancelled.

Asset Impairments. On June 20, 2000, we completed the acquisition of CO Space, which was accounted for under the purchase method of accounting. The purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill.

On February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core colocation development personnel. Consequently, financial projections for the business were lowered and, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), management completed a cash flow analysis of the colocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the colocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the colocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the colocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

The following table displays the activity and balances for restructuring and asset impairment activity for 2001 (in millions):

	Charge		Cash Reductions		Non-cash Write-downs	Non-cash Plan Adjustments	December 31, 2001 Reserve

Restructuring costs
Real estate obligations	$60.0	(a)	$(14.7	) (a)	$(3.7)	$(7.0)	$34.6
Employee separations	3.3		(3.2)		—	—	0.1
Network infrastructure obligations	6.3		(1.9)		(1.0)	(0.7)	2.7
Other	2.0		(0.1)		—	—	1.9

Total restructuring costs	71.6		(19.9)		(4.7)	(7.7)	39.3

Asset impairments
Goodwill	176.1		—		(176.1)	—	—
Assembled workforce	1.5		—		(1.5)	—	—
Trade name and trademarks	2.2		—		(2.2)	—	—
Completed real estate leases	14.8		—		(14.8)	—	—
Customer relationships	1.4		—		(1.4)	—	—

Total asset impairments	196.0		—		(196.0)	—	—

Total	$267.6		$(19.9)		$(200.7)	$(7.7)	$39.3

______________

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

The following table displays the activity and balances for restructuring and asset impairment activity for 2002 (in millions):

	December 31, 2001 Restructuring Liability	Restructuring and Impairment Charge	Cash Reductions	Non-cash and Write Downs	Non-cash Plan Adjustments	December 31, 2002 Restructuring Liability

Restructuring costs activity for 2001 restructuring charge—	$34.6	$—	$(11.2)	$(1.6)	$(12.2)	$9.6
Network infrastructure obligations	2.7		(1.4)	—	—	1.3
Other	2.0	—	(0.9)	—	—	1.1
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2.2	(0.4)	—	—	1.8
Personnel	—	1.1	(1.1)	—	—	—
Other	—	0.2	(0.1)	—	—	0.1

Total restructuring cost	39.3	3.5	(15.1)	(1.6)	(12.2)	13.9
Net asset write-downs for 2002 restructuring charge	—	4.1	—	(4.3)	—	(0.2)

Total	$39.3	$7.6	$(15.1)	$(5.9)	$(12.2)	$13.7

Of the $3.5 million recorded during 2002 as restructuring reserves, approximately $212,000 related to the direct cost of network and $3.3 million related to general and administrative costs.

We expect to complete the majority of the restructuring activities related to the 2001 and 2002 restructuring charges during 2003, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend beyond 2003.

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

As a result of the VPNX acquisition, we recorded a total of $67.9 million of goodwill and other intangible assets. Through December 31, 2001, the goodwill and other intangible assets were amortized to expense over their useful lives, which are estimated to be three years, resulting in an expense of $9.4 million and $22.7 million for the years ended December 31, 2000 and 2001 respectively. No amounts were amortized for goodwill during 2002 as a result of the adoption on January 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed for impairment on an annual basis, or more frequently if indications of impairment arise. We also recorded an expense of $18.0 million related to acquired in-process research and development costs for the year ended December 31, 2000. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses. Furthermore the technologies associated with the acquired in-process research and development did not have a proven market and are sufficiently complex so that the probability of completion of a marketable service or product could not be determined. The fair value of the acquired in-process research and development was determined using the income approach, which estimates the expected cash flows from projects once commercially viable and discounts expected future cash flows to present value. The percentage of completion for each project was determined based upon time and costs incurred on the project in addition to the relative complexity. The percentages of completion varied by individual project and ranged from 25% to 70%. The discount rate of 35% used in the present value calculation was derived from an analysis of weighted average costs of capital, weighted average returns on assets and venture capital rates of returns adjusted for the specific risks associated with the in-process research and development expense. The development of the acquired technologies remains a significant risk as the nature of the efforts to develop the acquired technologies into commercially viable services consists primarily of planning, designing and testing activities necessary to determine that the products can meet customer expectations.

Results of Operations

Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services and video conferencing services. We also offer T-1 and fractional DS-3 connections at fixed rates. We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

Direct cost of network is comprised primarily of the costs for connecting to and accessing Internet backbone providers and competitive local exchange providers, costs related to operating and maintaining service points and data centers and costs incurred for providing additional third-party services to our customers. To the extent a service point is located a distance from the respective Internet backbone providers, we may incur additional local loop charges on a recurring basis.

Customer support costs consist primarily of employee compensation costs for employees engaged in connecting customers to our network, installing customer equipment into service point facilities, and servicing customers through our network operation centers. In addition, facilities costs associated with the network operations center are included in customer support costs.

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

Since inception, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the fair value of our common stock on the date options were granted and the exercise price. In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed. These amounts are included as a component of stockholders’ equity and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28. We recorded amortization of deferred stock compensation in the amount of $10.7 million, $4.2 million and $0.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, we had a total of $396,000 remaining to be amortized over the corresponding vesting periods of the stock options.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate its prospects. We have only been in existence since 1996, and our services are only offered in limited regions. We have incurred net losses in each quarterly and annual period since our inception, and as of December 31, 2002, our accumulated deficit was $796.4 million.

The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Year Ended December 31,

	2000	2001	2002

Revenues	100%	100%	100%

Costs and expenses:
Direct cost of network	90%	84%	63%
Customer support	29%	18%	10%
Product development	17%	10%	6%
Sales and marketing	51%	32%	16%
General and administrative	47%	38%	16%
Depreciation and amortization	30%	41%	37%
Amortization of goodwill and other intangible assets	78%	33%	4%
Amortization of deferred stock compensation	15%	4%	—
Lease termination expense	—	—	1%
Restructuring costs	—	55%	(3%)
Impairment of goodwill and other intangible assets	—	167%	—
In-process research and development	26%	—	—
Loss on sales and retirements of property and equipment	—	2%	2%

Total operating costs and expenses	383%	484%	152%

Loss from operations	(283%)	384%	(52%)

Other income (expense):
Interest income (expense), net	17%	(1%)	(2%)
Loss on Investment	—	(23%)	(1%)

Total other income (expense)	17%	(24%)	(3%)
Net loss	(266%)	(408%)	(55%)

Years Ended December 31, 2002 and 2001

Revenues. Revenues for the year ended December 31, 2002 increased by 13% to $132.5 million, up from $117.4 million for the year ended December 31, 2001. The increase during 2002 was primarily driven by increased connectivity service revenues, accounting for 75% of the increase, which reflects a full year of operations at the six service points that were opened during 2001, and an increase in our overall customer base from 974 to 1,273 customers across our metropolitan market service points. Revenue for the year ended December 31, 2002 also increased by $3.2 million compared to 2001 due to a reduction in the term of a customer’s service contract. As a result of this reduction in the contractual service period and other factors, we changed the estimated life of the customer relationship over which we recognize deferred revenues from 120 months to 46 months, with 14 months remaining at December 31, 2002. The current balance of deferred revenue attributable to the customer therefore increased to reflect the amortization of the remaining balance over the remaining customer relationship period. Also included is contract termination revenues of $1.3 million collected from customers that discontinued service during the year. Of the remaining increase, 23% can be attributed primarily to content delivery network services and the remaining 2% can be attributed to colocation data center services, including facilities charges. We expect that revenues will continue to increase for the 2003 fiscal year as compared to the 2002 fiscal year and connectivity revenues will remain our primary revenue source. We expect the composition of future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past.

Direct Cost of Network. Direct cost of network for the year ended December 31, 2002 decreased 16% to $83.2 million from $98.9 million for the year ended December 31, 2001. The decrease of $15.7 million in 2002 reflects reduced network cost and local access expenses (representing 107% of the decrease), resolution of disputes with network vendors (representing 9% of the decrease) and lower third-party colocation and service point facility costs (representing an additional 8% of the decrease). These decreases were offset by a 10% increase in customer local access costs, a 6% increase in colocation costs in our facilities and a 14% increase in costs associated with content delivery network services. Connectivity costs vary dependent on customer demands and pricing variables and are expected to decrease during 2003, even with modest revenue growth, due to the full year impact of pricing improvements negotiated during 2002. Colocation and other service point facility costs are generally fixed in nature, and we expect these costs to remain stable during 2003. Content delivery network and other costs associated with reseller arrangements are generally variable in nature and are expected to increase, although to a lesser extent as revenue increases.

Customer Support. Customer support costs for the year ended December 31, 2002 decreased 40% to $12.9 million from $21.5 million for the year ended December 31, 2001. The decrease of $8.6 million was primarily driven by decreases in compensation (representing 65% of the decrease), facilities (representing 20% of the decrease), and decreases in communications, general office, travel and entertainment and other costs (representing 15% of the decrease). Customer support costs are primarily related to employee costs. We expect customer support costs to decrease during 2003 due to the full year effect of employee terminations completed during 2002.

Product Development. Product development costs for the year ended December 31, 2002 decreased 39% to $7.4 million from $12.2 million for the year ended December 31, 2001. The decrease of $4.8 million reflects reduced compensation expense (representing 51% of the decrease), facilities (representing 16% of the decrease), outside professional services (representing 25% of the decrease) and communications and other costs (representing 8% of the decrease). Product development costs are primarily related to employee and professional service costs. We anticipate product development costs in 2003 to decrease due to the full year effect of employee terminations completed during 2002.

Sales and Marketing. Sales and marketing costs for the year ended December 31, 2002 decreased 44% to $21.6 million from $38.1 million for the year ended December 31, 2001. Approximately 35% of the $16.5 million decrease can be attributed to a marketing and advertising campaign in 2001. Additionally, 34% of the decrease relates to compensation costs as a result of employee terminations completed during 2002. Sales and marketing expenses in 2003 should remain consistent with 2002 expenses as a result of more focused and efficient marketing and advertising efforts than those in prior periods.

General and Administrative. General and administrative costs for the year ended December 31, 2002 decreased 54% to $20.8 million from $44.5 million for the year ended December 31, 2001. The decrease of $23.7 million reflects lower facility costs (representing 28% of the decrease), lower compensation costs (representing 25% of the decrease), decreases in taxes and bad debt expense (each representing 12% of the decrease), reduced professional services (representing 8% of the decrease) lower training, communications, travel and entertainment and other office costs (representing 15% of the decrease). We anticipate general and administrative costs will be lower in 2003 as compared to 2002 as a result of employee terminations and other cost savings measures taken during 2002.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2002 increased 2% to $49.6 million as compared to $48.6 million for the year ended December 31, 2001. The increase is attributable to a 6% increase in depreciation and amortization expense relating to network and service point assets, including the deployment of six additional service points during 2001. We expect network depreciation and amortization to decrease in 2003 as compared to 2002 as assets reach the end of their depreciable lives. The increase in depreciation and amortization related to network assets was partially offset by a 5% decrease in depreciation and amortization related to non-network assets. This decrease was primarily due to retirements and write-downs of assets during 2001 and 2002. We expect depreciation related to these assets to decrease in 2003 as compared to 2002. Overall depreciation and amortization is expected to be generally consistent with 2002 levels as network assets that become technologically obsolete or reach the end of their estimated useful lives will be replaced with newer assets. Our current plans do not require the deployment of significant additional capital assets during 2003.

Other Income (Expense). Other income (expense) consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other income (expense) for the year ended December 31, 2002 increased to $3.4 million from other expense of $27.6 million for the year ended December 31, 2001. This increase was primarily due to losses incurred during 2001 on our investments in 360 Networks and Aventail of $14.5 million and $4.8 million, respectively, and the $6.0 million provision we recorded on a note receivable. During 2002, our other expense items consisted of $1.3 million in losses related to our equity-method investment and $2.2 million of interest income (expense), which decreased due to lower cash balances and higher levels of debt during 2002 as compared to 2001. We expect other expenses in 2003 to be generally consistent with 2002 levels.

Years Ended December 31, 2001 and 2000

Revenues. Revenues for the year ended December 31, 2001 increased by 69% to $117.4 million, up from $69.6 million for the year ended December 31, 2000. The increase during 2001 was primarily driven by increased connectivity service revenues (accounting for 70% of the increase), for a full year of operations at the 17 service points that were opened during 2000, six additional service points deployed during 2001 and an increase in our overall customer base across all markets. Of the remaining 30% of the increase, 10% can be attributable to colocation services and the remaining 20% of the revenue increase stems from revenues generated from our other products and services, including facilities charges, content delivery network services, and colocation services, as well as contract termination revenues collected from customers that discontinued service during the year.

Direct Cost of Network. Direct cost of network for the year ended December 31, 2001 increased 58% to $98.9 million from $62.5 million for the year ended December 31, 2000. The increase of $36.4 million in 2001 reflects higher costs relating to our service point facility costs for providing colocation services to our customers (representing 49% of the increase) and connections to Internet backbone providers (representing 43% of the increase).

Customer Support. Customer support costs for the year ended December 31, 2001 increased 6% to $21.5 million from $20.3 million for the year ended December 31, 2000. The increase of $1.2 million was primarily driven by higher compensation and facility costs which increased costs 14% and 6% during the current year, respectively, offset by consultant, travel and entertainment and other costs which decreased current year costs 8%, 5%, and 1%, respectively.

Product Development. Product development costs increased 3% to $12.2 million from $11.9 million during the years ended December 31, 2001 and 2000, respectively. The increase of $0.3 million reflects increases in facilities and compensation costs which increased costs by 9% and 1%, respectively, offset by decreases in consultant and other costs which reduced costs by 5% and 2%, respectively.

Sales and Marketing. Sales and marketing costs for the year ended December 31, 2001 increased 8% to $38.2 million from $35.4 million for the year ended December 31, 2000. The increase was primarily attributed to a marketing and advertising campaign launched during 2001.

General and Administrative. General and administrative costs for the year ended December 31, 2001 increased 35% to $44.5 million from $33.0 million for the year ended December 31, 2000. The increase of $11.5 million was primarily driven by increased taxes, facilities costs and bad debt expenses, which increased costs by 12%, 11% and 10%, respectively. Other costs, net of certain cost reductions, increased current period costs by 2%.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2001 increased 137% to $48.6 million from $20.5 million for the year ended December 31, 2000. The increase was primarily attributable to increased depreciation and amortization expense relating to network and service point assets, representing 78% of the increase, including the deployment of 17 service points during 2000, resulting in a full year of depreciation during 2001.

Other Income (Expense). Other income (expense) consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other income (expense), net, decreased to $27.6 million for the year ended December 31, 2001 from other income of $11.5 million for the year ended December 31, 2000. This decrease was primarily due to losses incurred on our investments in 360 Networks and Aventail of $14.5 million and $4.8 million, respectively, and the provision we recorded on a note receivable of $6.0 million.

Provision for Income Taxes

We have incurred operating losses from inception through December 31, 2002. We have recorded a valuation allowance for the full amount of our net deferred tax assets due to the uncertainty of our ability to realize those assets in future periods.

As of December 31, 2002, we had net operating loss carryforwards of approximately $435.0 million, capital loss carryforwards of approximately $14.0 million and tax credit carryforwards of approximately $2.0 million. Due to limitations imposed by provisions of the Internal Revenue Code of 1986, as amended, upon certain substantial changes in our ownership, approximately $169.0 million of the aggregate net operating loss and capital loss carryforwards, and $1.0 million of the tax credit carryforwards will not be utilized. Loss carryforwards of approximately $280.0 million are available to reduce future taxable income and expire at various dates beginning in 2006, and the amount that could be utilized annually in the future to offset taxable income will be limited.

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2002, 2001, and 2000

Net Cash Used in Operating Activities. Net cash used in operating activities was $40.3 million for the year ended December 31, 2002, and was primarily due to the loss from continuing operations of $72.3 million adjusted for non-cash items of $58.0 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $802,000, a decrease in deferred revenue of $4.3 million, a decrease in accrued restructuring costs of $15.3 million and a decrease in accrued liabilities of $3.9 million. These uses of cash were offset by a $712,000 decrease in prepaid and other assets. The increase in receivables was related to higher overall revenue offset by a seven-day improvement in days sales outstanding compared to the prior year. The decrease in payables is primarily related to a lower overall level of operating expenses in 2002 compared to 2001.

Net cash used in operating activities was $123.0 million for the year ended December 31, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $153.5 million, a decrease in accounts payable of $8.5 million, a decrease in deferred revenue of $2.2 million and a decrease in accrued liabilities of $3.1 million. These uses of cash were partially offset by decreases in receivables of $0.7 million and an increase in accrued restructuring costs of $39.3 million. The decreases in accounts payable and accrued liabilities are a result of our efforts to streamline operations during 2001, resulting in lower monthly operating costs in the final quarter of 2001. The accounts receivable decrease is largely a result of improved collections during 2001. Day’s sales outstanding were 62 days at December 31, 2000, and reached 65 days during the first half of 2001, ending 2001 at 45 days. The decrease in prepaid expenses is due to our focus on cash flow during 2001 and a related reduction in prepayment activities.

Net cash used in operating activities was $95.1 million for the year ended December 31, 2000, and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $80.0 million, an increase in accounts receivable of $17.3 million, an increase in prepaid expenses and other assets of $7.4 million and a decrease in accounts payable of $5.3 million. These uses of cash were partially offset by a $4.0 million increase in deferred revenue and a $10.9 million increase in accrued liabilities. The increase in accounts receivable was primarily related to the overall growth in the business during 2000 as total revenue for the year increased by $57.1 million compared to 1999, an increase of 456%. The increase in accounts payable, prepaid expense and accrued liabilities was a result of significant growth in operating expenses as we deployed more service points and expanded into new geographical markets.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $9.6 million for the year ended December 31, 2002 and was primarily from proceeds of $18.7 million received on the redemption or maturity of investments. Cash received was partially offset by $8.6 million used for purchases of property and equipment and $1.3 million contributed to our joint venture investment, Internap Japan. Of the $8.6 million used for purchases of property and equipment, $5.8 million related to the purchase of assets from our primary provider of leased networking equipment as part of terms of an amendment to our master lease arrangement with the lessor.

Net cash provided by investing activities was $12.3 million for the year ended December 31, 2001 and was primarily from proceeds of $62.0 million received on the redemption or maturity of investments and $6.1 million received from restricted cash related to a real estate settlement of a corporate office facility. As part of the settlement, the lessor was paid from a restricted cash deposit. Cash provided from investing activities was offset by $32.1 million used for purchases of property and equipment and $22.7 million used to purchase investments. The purchases of property and equipment primarily represent leasehold improvements and infrastructure purchases for our colocation facilities that were not financed through lease facilities. The majority of the cash paid for purchases of property and equipment occurred during the first two quarters of 2001 to complete certain colocation facilities under construction during 2000. In connection with the restructuring plan adopted by management during February 2001, capital spending for new colocation facilities was significantly reduced.

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. The investment in the joint venture is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Subsequent to December 31, 2001, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest

Net cash used in investing activities was $106.2 million for the year ended December 31, 2000 and was primarily related to $161.1 million used to purchase investments, $57.7 million used to purchase property and equipment, $12.2 million used in the purchase of CO Space, Inc. and VPNX.com during 2000 (net of cash acquired) and $8.5 million used to support restricted cash balances required in certain real estate transactions. The use of cash was partially offset by $132.8 million redemption of investments. Note that the purchase of property and equipment represents leasehold improvements and infrastructure purchases for our colocation facilities that were not financed through lease facilities.

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

Also during 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Because Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During the second quarter of 2001, we concluded based on available information, specifically Aventail’s most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result during June 2001, we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 31, 2002.

Additionally, we entered into a joint marketing agreement with Aventail which, among other things, granted us limited exclusive rights to sell Aventail’s managed extranet service and granted Aventail specified rights to sell our services. In return, we committed to either sell Aventail services or pay Aventail, or a combination of both, which would result in Aventail’s receipt of $3.0 million over a two-year period. The joint marketing agreement expired during 2002 and we accrued a liability for the $1.8 million shortfall as a component of accrued expenses. During the second quarter of 2002 we entered into a note payable to Aventail in lieu of immediate payment of the shortfall amount and reclassified the $1.8 million accrued expense to notes payable. The note that matures October 5, 2003, is payable in quarterly principal and interest payments, bears interest of 6.0% and is collateralized by certain network equipment. Outstanding borrowings under this note were $900,000 as of December 31, 2002.

Net Cash Provided by (Used in) Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of December 31, 2002 we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our equity securities.

Net cash used in financing activities for the year ended December 31, 2002 was $7.7 million. Cash used included $10.3 million related to payments on capital lease obligations and $3.4 million for payments of notes payable. These uses were offset by proceeds of $0.4 million related to exercises of stock options and warrants and $0.7 million related to the sale of common stock, including stock issued to employees pursuant to the Amended and Restated 1999 Employee Stock Purchase Plan. During 2002 we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002, and extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million.

We paid $10.3 million under capital lease agreements for the year ended December 31, 2002. Capital equipment leases have been used since inception to finance the majority of our networking equipment located in our service points other than leasehold improvements related to our colocation facilities. Approximately $61.7 million of networking equipment has been purchased under capital leases from inception through December 31, 2002, of which we paid $5.8 million to the lessor under the terms of an amendment to purchase equipment with an original cost of $22.0 million.

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

Holders of Series A convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A convertible preferred stock could be converted. Each share of Series A convertible preferred stock is initially convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Each share of Series A convertible preferred stock may be converted at any time at the option of the holder. Subject to satisfaction of certain conditions, including the listing of the Company’s common stock on the NASDAQ National Market System, shares of Series A convertible preferred stock automatically convert to common stock on the earlier of (i) September 14, 2004, (ii) at such date that the common stock has traded in excess of $8.00 for a period of 45 consecutive trading days or, (iii) upon the affirmative vote of 60% of the outstanding shares of Series A convertible preferred stock.

Upon the liquidation, dissolution, merger or other event in which existing stockholders own less than 50% of the post-event voting power, holders of Series A convertible preferred stock are entitled to be paid out of existing assets an amount equal to $32.00 per share of preferred prior to distributions to holders of common stock. Upon completion of distribution to holders of Series A convertible preferred stock, remaining assets will be distributed ratably between holders of Series A convertible preferred stock and holders of common stock until holders of Series A convertible preferred stock have received an amount equal to three times the original issue price.

We received net proceeds of $95.6 million from the issuance of the Series A convertible preferred stock and allocated $86.3 million to the Series A convertible preferred stock and $9,321,000 to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance (September 14, 2001) pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that among other considerations was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a valuation using the Black Scholes model and the following assumptions: exercise price $1.48256; no dividends; term of 5 years; risk free rate of 3.92%; and volatility of 80%.

Net cash provided from financing activities for the year ended December 31, 2000 was $148.3 million, primarily from the issuance of $145.2 million of common stock, $8.5 million drawn under a revolving line of credit and $6.3 million in proceeds from the exercise of common stock options and warrants partially offset by $12.4 million in payments on capital lease and note payable obligations.

On April 6, 2000, 8,625,000 shares of our common stock were sold in a public offering at a price of $43.50 per share. Of these shares, we sold 3,450,000 and 5,175,000 shares were sold by selling stockholders. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. Our proceeds from the offering were $142.9 million, net of underwriting discounts and commissions of $7.1 million.

Liquidity

We have experienced significant net operating losses since inception. During fiscal 2002, we incurred net losses of $72.3 million and used $40.3 million of cash in our operating activities. Management expects net losses to continue for the foreseeable future. We have decreased the size of our workforce by 216 employees, or 40% as compared to the number of employees at December 31, 2001, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash and investments are adequate to fund our operations in 2003. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements in 2003. If however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

Our cash requirements through the end of 2003 are primarily to fund operations, restructuring outlays, payments to service capital leases, payments on notes payable and capital expenses.

With a slowdown in the macroeconomic environment during 2001 and continuing into 2002, we have been focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenue. During fiscal 2001, we announced two separate restructurings of our business. Under the 2001 restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and to streamline the operating cost structure. The total charges include restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million. We completed the majority of our restructuring activities related to the 2001 plan during 2002, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend through 2015.

With the continuing decline and uncertainty in the telecommunications market, we committed to additional restructuring actions during 2002 to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million. The charges were primarily comprised of real estate obligations related to a decision to relocate our corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. We expect to complete the restructuring activities related to the 2002 plan during 2003.

Based on savings from our 2001 and 2002 restructuring programs and other forecasted cash savings, we believe our cash should be sufficient to meet our cash requirements in 2003. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements in 2003. However, the cash impact of continuing uncertain market demand and the timing of cost reductions is difficult to project. Our cost reduction initiatives may have unanticipated adverse effects on our business. A portion of our planned operating cash improvement is expected to come from an increase in revenues and cash collections from customers.

Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements.

The amounts in the table below captioned “Network commitments” primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license colocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our credit obligations and future contractual commitments (in thousands as of December 31, 2002):

			Payment due by period

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Line of credit	$10,000	$10,000	$—	$—	$—
Notes Payable	9,710	4,514	5,196	—	—
Capital Lease Obligations	38,795	3,984	22,156	3,474	9,181
Operating leases commitments	139,803	16,652	25,083	18,439	79,629
Network commitments	85,032	36,264	28,424	19,778	566

Total	$283,340	$71,414	$80,859	$41,691	$89,376

Note that the table above summarizes our most significant contractual commitments but does not represent all uses of cash that will occur in the normal course of business. For example, the summary above does not include cash used for working capital purposes, restructuring expenses or future capital purchases that would be in addition to the amounts above. See “Financial Statements” and “Consolidated Balance Sheets.” One of our network commitment contracts with an Internet backbone service provider, representing $20 million of scheduled minimum payments in 2003 and $11.7 million in 2004, includes a provision allowing us to defer portions of our minimum commitments into future periods in the event we do not meet annual contract minimums

Credit Facilities. At December 31, 2001, we had a line of credit of $10.0 million and had drawn all available amounts under the facility. In October 2002, we entered into a revised loan and security agreement, refinancing the line of credit facility and other equipment notes with the same lender. Under the terms of the new loan and security agreement, the $15.0 million outstanding under the previous facility was refinanced into a $15.0 million revolving line of credit and a $5.0 million equipment note. Availability under the revolver is based on 80% of eligible accounts receivable plus 25% of unrestricted cash and investments. Availability is further restricted by the $5.0 million outstanding under the term loan until the Company achieves a specified minimum debt coverage service level for six consecutive months as defined in the agreement. The amount available under the revolver at the time of the refinancing and at December 31, 2002 was $10.0 million and $10.0 million was drawn under the line at December 31, 2002.

The revolving line of credit facility is a 24-month facility expiring during October 2004 and bears interest at a rate ranging from prime plus 1% to prime plus 2% per year (6.25% at December 31, 2002), depending on a certain balance sheet ratio as defined in the agreement. Monthly payments are interest only over the term of the facility. Both the revolving facility and the equipment notes are governed by a common security agreement and are collateralized by substantially all the assets of the Company. The agreement allows the lender to require us to maintain cash and investment accounts with them and allows the lender greater control over our customer deposits, as defined in the agreement. Both the revolving credit facility and the term loan also contain financial covenants that require us to maintain a minimum tangible net worth as defined in the agreement. Further, the lender has the ability to demand repayment in the event, in its view, there has been a material adverse change in our business. At December 31, 2002 we were in compliance with the financial covenants.

On March 25, 2003 we entered into an amended loan and security agreement. For more information about the amended agreement, see “Recent Developments” in Part I, Item 1 of this Annual Report on Form 10-K.

Preferred Stock. As discussed under the description of financing activities, we received net proceeds of $95.6 million during 2001 from the sale of preferred stock. Among other things, the preferred stock purchase agreement establishes restrictions on the amount of new debt that we can incur without specific preferred stockholder approval. If we should, in the future, decide to obtain additional debt to improve our liquidity, there can be no assurance that preferred stockholder approval could be obtained.

Lease Facilities. Since our inception, we have financed the purchase of network routing equipment using capital leases. The present value of our capital lease payments are $25.5 million at December 31, 2002, with $4.0 million to be paid during 2003. We have fully utilized available funds under our lease facilities.

In June 2002, we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002 and extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, periodic revenues, EBITDA levels and other customary covenants. Should we breach the covenants, experience a change-of-control represented by a change in 35% of the aggregate ordinary voting power, or the lessor believes we have experienced a material adverse change in our business, the lessor has the ability to demand payment of all amounts due. As of December 31, 2002, we were in compliance with all financial covenants.

On April 14, 2003, we entered into an amendment to our master lease agreement. For more information about the amendment, see “Recent Developments” in Part I, Item 1 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently assessing the application of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This standard is effective for fiscal years beginning after December 15, 2001 and, therefore, was adopted by the Company during 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This standard amends FASB Statement No. 123, “Accounting for

Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard during 2002.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The Company has determined that the implementation of this standard will not have a material effect on its previously issued financial statements. The Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently assessing the application of FIN 46 as it relates to its variable interests.

In February 2003, the EITF issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company is currently assessing the impact of EITF No. 00-21 as it relates to revenue arrangements with multiple deliverables.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain cash and short-term deposits at our financial institutions that have daily liquidity. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity-method and to date we have recognized $2.4 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

As of December 31, 2002, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of December 31, 2002, we believe the reported amounts of cash and cash equivalents, investments and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

Please refer to the section entitled “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Directors

Name	Age

Robert D. Shurtleff, Jr.	48
Gregory A. Peters.	41
Fredric W. Harman	42
Kevin L. Ober	41
Eugene Eidenberg	63
William J. Harding	55
Anthony C. Naughtin	47

Nominees for election for a three-year term expiring at the 2006 Annual Meeting:

Robert D. Shurtleff, Jr., age 48, has served as a director since January 1997. In 1999, Mr. Shurtleff founded S.L. Partners, a strategic consulting group focused on early stage companies. From 1988 to 1998, Mr. Shurtleff held various positions at Microsoft Corporation, including Program Management and Development Manager and General Manager. Mr. Shurtleff is currently a director of four private companies and also serves on technical advisory boards of several private companies and venture capital firms. Prior to working at Microsoft Corporation, Mr. Shurtleff worked at Hewlett Packard Company from 1979 to 1988. Mr. Shurtleff holds a Bachelor of Arts degree in computer science from the University of California at Berkeley.

Gregory A. Peters, age 41, has served as President and Chief Executive Officer since April 2002 and as a director since May 2002. Prior to joining Internap, Mr. Peters founded and was President and Chief Executive Officer of Mahi Networks from 1999 to 2002. Prior to that, Mr. Peters was the Vice President of International Operations and Corporate Officer for Advanced Fibre Communications from 1997 to 1999. From 1996 to 1997, Mr. Peters was the Vice President of International Operations and Corporate Officer for ADTRAN, Inc. Mr. Peters holds a Bachelor of Science degree in Business Administration from the University of Georgia, and a Masters in International Management from the American Graduate School of International Management, Thunderbird Campus.

Directors continuing in office until the 2004 Annual Meeting:

Fredric W. Harman, age 42, has served as a director since January 1999. Since 1994, Mr. Harman has served as a Managing Member of the General Partners of venture capital funds affiliated with Oak Investment Partners. Mr. Harman served as a General Partner of Morgan Stanley Venture Capital, L.P. from 1991 to 1994. Mr. Harman serves as a director of aQuantive, Inc. (formerly Avenue A), Inktomi Corporation, Primus Knowledge Solutions and several privately held companies. Mr. Harman holds a Bachelor of Science degree and a Master degree in electrical engineering from Stanford University and a Master of Business Administration from Harvard University.

Kevin L. Ober, age 41, has served as a director since October 1997. From February 2000 to the present Mr. Ober has been involved in various business activities including sitting on the boards of several start-up companies including PictureIQ and HealthRadius. From November 1993 to January 2000 Mr. Ober was a member of the investment team at Vulcan Ventures Inc. Prior to working at Vulcan Ventures, Mr. Ober served in various positions at Conner Peripherals, Inc., a computer hard disk drive manufacturer. Mr. Ober holds a Master of Business Administration from Santa Clara University and Bachelor of Science degree in business administration from St. John’s University.

Directors continuing in office until the 2005 Annual Meeting:

Eugene Eidenberg, age 63, has served as a director and chairman of the board of directors since November 1997. Effective in July 2001, Mr. Eidenberg began serving as our Chief Executive Officer. Mr. Eidenberg has been a Managing Director of Granite Venture Associates LLC since 1999 and has served as a Principal of Hambrecht & Quist Venture Associates since 1998 and was an advisory director at the San Francisco investment banking firm of Hambrecht & Quist from 1995 to 1998. Mr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI’s Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI’s international businesses. Mr. Eidenberg is currently a director of several private companies. Mr. Eidenberg holds a Ph.D. and a Master of Arts degree from Northwestern University and a Bachelor of Arts degree from the University of Wisconsin.

William J. Harding, age 55, has served as a director since January 1999. Dr. Harding is a Managing Member of Morgan Stanley Venture Partners III, LLC and a Managing Director of Morgan Stanley & Co., Inc. He joined Morgan Stanley & Co., Inc. in October 1994. Dr. Harding is currently a Director of Commerce One, Inc. and several private companies. Prior to joining Morgan Stanley, Dr. Harding was a General Partner of several venture capital partnerships affiliated with J.H. Whitney & Co. Previously, Dr. Harding was associated with Amdahl Corporation from 1976 to 1985, serving in various technical and business development roles. Prior to Amdahl, Dr. Harding held several technical positions with Honeywell Information Systems. Dr. Harding holds a Bachelor of Science in Engineering Mathematics and a Master of Science in Systems Engineering from the University of Arizona, and a Ph.D. in Engineering from Arizona State University. Dr. Harding also served as an officer in the Military Intelligence Branch of the United States Army Reserve.

Anthony C. Naughtin, age 47, co-founded Internap and served as our Chief Executive Officer from May 1996 until July 2001, and as our President from May 1996 until May 2001. Mr. Naughtin also has served as a director since October 1997. Prior to founding Internap, he was Vice President for Commercial Network Services at ConnectSoft, Inc., an Internet and e-mail software developer, from May 1995 to May 1996. From February 1992 to May 1995, Mr. Naughtin was the Director of Sales at NorthWestNet, an NSFNET regional network. Mr. Naughtin has served as a director of Counterpane Internet Security, Inc. since March 2001, as a director of Network Clarity, Inc. since July 2002 and as a director of the Washington Software Alliance since November 2001. He also participates on the advisory boards of Terabeam Corporation, ThruPoint, Inc., 360Networks, Inc. and the University of Washington School of Business. Mr. Naughtin holds a Bachelor of Arts in Communications from the University of Iowa and is a graduate of the Creighton School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our common stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with, except for the following:

David L. Abrahamson, the Company’s Chief Marketing Officer and Vice President, Sales, timely filed a Form 3 but inadvertently did not include in that report direct shareholdings. This error was corrected by amending the Form 3 report.

David T. Benton, the Company’s former Vice President, Service Delivery, did not complete three Form 4 filings regarding same day stock option exercise and sale transactions within the time period allowed. This error was corrected by the reporting of these transactions in his year-end Form 5.

John M. Scanlon, the Company’s former Vice President of Finance and Administration, Chief Financial Officer and Secretary, did not complete one Form 4 filing regarding a stock option grant within the time period allowed. This error was corrected by the reporting of this transaction in his year-end Form 5.

Walter G. DeSocio, the Company’s Vice President, Chief Administrative Officer, General Counsel and Secretary, did not complete a Form 3 filing within the time period allowed. This omission was corrected in his year-end Form 5. Also during fiscal 2002, Mr. DeSocio timely reported a transaction regarding a stock option grant but reported an incorrect exercise price on part of the options granted. This error was corrected by amending the Form 4 report.

ITEM 11.        EXECUTIVE COMPENSATION.

Compensation of Directors

Effective January 1, 2003, our directors receive annual cash compensation of $30,000 for their services on the board of directors and any committees of the board of directors. They are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Non-employee directors receive an annual option to purchase 20,000 shares of common stock under our 1999 Nonemployee Directors’ Stock Option Plan.

The 1999 Non-Employee Directors’ Stock Option Plan, which we refer to in this description as the NEDSOP, permits grants of nonqualified stock options to our non-employee directors for a maximum of 1,000,000 shares of our common stock. As of December 31, 2002, 260,000 shares were available for issuance under the NEDSOP. The awards issued and the awards available for issuance may be adjusted in the event of a capital reorganization, stock split or similar event.

The NEDSOP is administered by our board of directors. The NEDSOP provides for automatic option grants to non-employee directors according to a formula, which provides that as of the date of initial election or appointment, the non-employee director receives an option to purchase 40,000 shares. As of the day after the annual stockholders meeting each year, each non-employee director who has been a non-employee director for at least six months receives an option to purchase 10,000 shares. The exercise price of each option is generally equal to fair market value on the date of grant, and is paid in cash, or by other form of legal consideration that may be acceptable to the board. Options are fully vested and exercisable upon grant, and the maximum term is ten years. Upon termination of employment other than due to death or disability, options may generally be exercised for three months. Upon termination due to death or disability, options may generally be exercised for 18 months and one year, respectively. Options under the NEDSOP are not transferable.

The board may amend the NEDSOP or outstanding options at any time, but optionee consent is required for the amendment to adversely affect the rights of existing optionees, and shareholder approval is required if necessary under Rule 16b-3 or any NASDAQ listing requirements. If we are dissolved or liquidated, all outstanding awards under the NEDSOP automatically terminate immediately before the dissolution or liquidation.

Compensation of Executive Officers

The table below sets forth summary information concerning compensation paid by us during the fiscal years ended December 31, 2002, 2001 and 2000, to (i) our Chief Executive Officer and President; and (ii) four of our executive officers other than the Chief Executive Officer whose salary and bonus for fiscal year 2002 exceeded $100,000, and who served as an executive officer during fiscal year 2002. We collectively refer to the officers in the table below as the named executive officers.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation	Securities Underlying Options (#)	All other Compensation

Gregory A. Peters (1)	2002	$266,315	(2)	$—	$—	2,400,000	$—
President and Chief	2001	—		—	—	—	—
Executive Officer	2000	—		—	—	—	—

Eugene Eidenberg (3)	2002	179,244		—	—	—	—
Executive Chairman	2001	187,658	(4)	—	—	1,200,000	—
	2000	—		—	—	20,000	—

John M. Scanlon (5)	2002	225,196		—	—	400,000	—
Chief Financial Officer and	2001	192,083		36,603	—	425,740	—
Vice President of Finance and	2000	167,724		23,417	—	137,100	—
Administration

Ali Marashi	2002	177,874		—	—	1,627,816	—
Vice President and Chief	2001	150,000		16,290	—	302,440	—
Technology Officer	2000	105,461		28,096	—	135,200	—

William Betz (6)	2002	239,833		—	—	10,000	—
Acting Vice President,	2001	208,189		—	—	49,994	—
Sales	2000	—		—	—	12,500	—

______________

   (1)    Effective April 2, 2002, Mr. Peters began serving as President and Chief Executive Officer.

   (2)    Includes $15,520 for relocation expenses.

   (3)    Effective April 2, 2002, Mr. Eidenberg began serving as Executive Chairman and ceased serving as Chief Executive Officer, and effective February 27, 2003 began serving as Non-Executive Chairman.

   (4)    Includes $27,401 in costs for Seattle residence.

   (5)    Effective December 17, 2002, Mr. Scanlon ceased serving as Secretary and effective January 31, 2003 ceased serving as Vice President of Finance and Administration and Chief Financial Officer.

   (6)    Effective April 1, 2002, Mr. Betz began serving as Acting Vice President, Sales and effective January 10, 2003 resigned from the Company.

Stock Options

The following table sets forth information regarding options granted to the named executive officers during the fiscal year ended December 31, 2002.

Option Grants in Last Fiscal Year

Individual Grants

	Number of Shares Underlying Options Granted (2)		% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (6)

Name						5% ($)	10% ($)

Gregory A. Peters	2,400,000	(1)	20.4%	$0.77	3/28/2012	$—	$641,993
Eugene Eidenberg	—		—	—	—	—	—
John M. Scanlon	400,000	(2)	3.4%	1.04	2/13/2012	—	—
Ali Marashi	21,500	(3)	*	1.13	2/21/2012	—	—
	1,606,316	(4)	13.7%	0.48	2/21/2012	275,576	895,516
William Betz	10,000	(5)	*	1.13	2/21/2012	—	—

*Less than 1%

______________

   (1)    600,000 shares vest as of March 28, 2003. The remaining shares vest in equal increments each month thereafter for 36 months subject to acceleration based upon a termination without cause or voluntary termination for good reason within 12 months after a change in control.

   (2)    83,333 shares vested as of December 13, 2002. 100,000 shares vest on December 13, 2003, December 13, 2004 and December 13, 2005 and the remaining 16,667 shares vest on February 13, 2006.

   (3)    Vest in equal increments each month for 24 months beginning February 21, 2002, subject to acceleration based upon a termination without cause or voluntary termination for good reason within 12 months after a change in control.

   (4)    Vest in equal increments each month for 24 months beginning July 17, 2002, subject to acceleration based upon a termination without cause or voluntary termination for good reason within 12 months after a change of control.

   (5)    417 shares vested as of March 21, 2002. The remaining shares vest in equal increments each month thereafter for 23 months.

   (6)    The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to any named executive officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% or 10% levels or at any other defined level. All options were granted at an exercise price equal to the fair market value of our common stock, as determined by the board of directors on the date of grant. The closing price of our common stock on April 7, 2003 was $0.40 per share.

Option Exercises and Year-End Option Values

The following table sets forth information as of December 31, 2002, regarding options held by the named executive officers. There were no stock appreciation rights outstanding at December 31, 2002.

Aggregated Option Exercises in the Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gregory A. Peters	—	—	—	2,400,000	—	—
Eugene Eidenberg	—	—	858,333	441,667	400,000	—
John M. Scanlon	—	—	567,996	554,844	—	—
Ali Marashi	—	—	279,163	1,786,293	—	—
William Betz	—	—	114,923	71,321	86,250	13,750

In the table above, the value of the unexercised in-the-money options is based on the fair market value of our common stock, based upon the last reported sales price of the common stock on December 31, 2002 minus the per share exercise price multiplied by the number of shares.

Executive Employment Agreements

Agreement with Mr. Peters

Effective March 28, 2002, Mr. Peters entered into an at-will employment agreement with us. The agreement provides that Mr. Peters serves as our President and Chief Executive Officer and receives an annual base salary of $350,000. Mr. Peters is eligible for a discretionary bonus ranging from 50% to 150% of his base salary based on performance. Under the agreement, Mr. Peters was required to relocate to Seattle, WA no later than October 1, 2002, and received a relocation allowance up to $100,000 (plus a gross-up payment to cover taxes on any taxable portion of the relocation allowance), which was repayable to us in part if Mr. Peters terminated employment without good reason before March 28, 2003. In addition, we paid for housing searches for Mr. Peters and his spouse in connection with the relocation. The agreement provides that Mr. Peters would receive an option to purchase 2,400,000 shares of our stock under our Amended 1999 Equity Incentive Plan, which would vest with respect to 25% of the shares on the first anniversary of grant and monthly in 1/48 increments thereafter, would have a term of ten years, would have an exercise price equal to the closing price of our common stock on the date of grant, and would remain exercisable for one year following termination of his employment other than for cause. The agreement also provides for a performance-based stock option grant of 1,000,000 shares under our Amended 1999 Equity Incentive Plan or our 1998 Stock Option/Stock Issuance Plan, which would vest with respect to 100% of the shares on the sixth anniversary of grant or earlier if certain performance goals are met, would have an exercise price equal to the closing price of our stock on the date of grant, would have a term of ten years, and would remain exercisable for one year following termination of Mr. Peters’ employment other than for cause. The agreement provides that Mr. Peters receives 18 days of combined vacation and sick leave per year, plus three personal days. In addition, we reimbursed Mr. Peters up to $7,500 plus a tax bonus up to $5,500 for attorneys’ fees in connection with Mr. Peters’ negotiation of his employment agreement. The agreement also requires Mr. Peters to execute a confidentiality, non-raiding, invention assignment and non-competition agreement with us, which survives termination of Mr. Peters’ employment.

Severance Upon Termination Without Cause or Due to Good Reason. Upon our termination of Mr. Peters’ employment without cause, or Mr. Peters’ voluntary termination for good reason, Mr. Peters receives a cash severance payment equal to twelve months of his then current base salary, on the condition that Mr. Peters executes a release of claims.

Severance Upon Change in Control. In the event that Mr. Peters’ employment is terminated without cause or he resigns for good reason, in either case within 13 months of a change in control (as defined in the agreement), in lieu of the otherwise applicable severance payments, Mr. Peters will receive a cash severance payment equal to 12 months of his then-current base salary and then-current earned discretionary bonus, and 100% of his unvested stock options become fully vested and exercisable, on the condition that Mr. Peters executes a release of claims. Limitations apply if any payment under the agreement would be considered a parachute payment under IRC section 280G.

Other Severance. If Mr. Peters terminates employment with us and requests a waiver of non-competition provisions but we unreasonably refuse to waive the non-competition provisions, Mr. Peters receives a payment of 12 months of his base salary less any severance payments he is otherwise entitled to under the agreement, on the condition that Mr. Peters executes a release of claims. Such severance payments are to be paid pro rata over the remaining period of the non-competition provisions.

Agreement with Mr. Eidenberg

Effective July 25, 2001, Mr. Eidenberg began serving as our Chief Executive Officer and we entered into an at-will employment agreement with Mr. Eidenberg. Under this agreement, Mr. Eidenberg’s employment could be terminated by us or by Mr. Eidenberg at any time, with or without cause and with or without notice. Under the agreement, Mr. Eidenberg received a base salary of $29,066.66 per month and accrued 10 days of paid time off after each six months of employment. The agreement also entitled Mr. Eidenberg to receive an option under our 1999 Equity Incentive Plan to purchase 1,000,000 shares of our common stock at fair market value on the date of grant, 250,000 of which were vested on the date of grant, 250,000 of which vested on January 25, 2000, and 500,000 of which will vest on July 25, 2003, subject to acceleration based on meeting certain corporate objectives or in the event of a change in control. The option remains exercisable for three years following termination of Mr.

Eidenberg’s employment for any reason. The agreement also required us to reimburse Mr. Eidenberg up to $4,100 per month for housing costs during his employment as Chief Executive Officer and to reimburse up to $7,500 for Mr. Eidenberg’s attorneys’ fees incurred in reviewing the agreement. Limitations apply if any payment under the agreement would be considered a parachute payment under IRC section 280G. Mr. Eidenberg’s employment agreement also contains a confidentiality provision, assignment of inventions, and a one-year noncompetition covenant.

On April 2, 2002, Mr. Eidenberg ceased serving as our Chief Executive Officer and became our Executive Chairman. Effective as of that date, Mr. Eidenberg agreed to devote one-third of his time to Company matters in his capacity as Executive Chairman and in consideration therefor his base salary was correspondingly reduced to one-third of his base salary immediately prior to April 2, 2003. The remaining provisions of Mr. Eidenberg’s employment agreement continued without modification.

Arrangement with Mr. Scanlon

Effective October 31, 2002, we entered into a letter agreement with John Scanlon to provide for automatic termination of his employment with the Company no later than January 31, 2003. Prior to the effective date of the letter agreement, we had announced that Mr. Scanlon would not be relocating to Atlanta and would leave the Company upon appointment of his successor. The letter agreement provides for Mr. Scanlon to receive six months’ base salary and certain other customary severance benefits. The receipt of severance benefits by Mr. Scanlon is conditioned on his execution and delivery to us of a previously agreed upon release and settlement agreement. Pursuant to the letter agreement, Mr. Scanlon remains subject to certain confidentiality obligations and, for a period of one year after termination, certain non-competition obligations in favor of the Company.

Agreement with Mr. Marashi

Effective December 31, 2002, we entered into an at-will employment agreement with Mr. Ali Marashi. The agreement provides that Mr. Marashi will serve as our Vice President and Chief Technology Officer, and will receive an annual base salary of $190,000, which may be increased or decreased by our chief executive officer in consultation with our board or compensation committee. The agreement also provides that Mr. Marashi will receive a bonus of up to 50% of his base salary, based on the satisfaction of performance goals, in the event we adopt a bonus plan for executives and senior officers. We have not implemented such a bonus plan at this time. Any bonus may be payable in shares of our common stock or other equity securities, including restricted stock and stock options. The agreement provides that Mr. Marashi will accrue 20 days of combined vacation/sick leave annually and will receive three personal days each year. The agreement also contains a provision requiring Mr. Marashi to maintain the confidentiality of our confidential information, a non-competition provision for one year following termination of employment (which may be waived), and a provision prohibiting solicitation of our employees within one year following termination of employment. Our employment of Mr. Marashi may be terminated under the agreement by us or by Mr. Marashi, at any time, with or without advance notice.

Severance upon Termination Without Cause. The agreement provides that if Mr. Marashi’s employment is terminated by us without cause, he will receive from us a cash severance payment equal to one year of his then-current base salary. In addition, upon our termination of Mr. Marashi’s employment without cause, his unvested options and any other unvested equity compensation he received from us will terminate, and his vested options will remain exercisable no later than three months after termination of his employment.

Severance Following Change in Control. Furthermore, pursuant to the agreement, in the event that Mr. Marashi’s employment is terminated without cause or he resigns for good reason, in either case within 12 months of a change in control (as such term is defined in the agreement), he will receive a cash severance payment equal to 24 months of his then-current base salary and then-current maximum target bonus, and 100% of his unvested stock options and additional equity compensation shall become vested, free of restrictions (if any), and immediately exercisable for the remaining term of the relevant grant or award. In addition, he will continue to receive health care and life insurance coverage for 24 months as if he were an active employee (subject to the employee portion of premiums for such coverages).

Conditions on Severance. Limitations on severance apply if any portion would be considered a parachute payment under Section 280G of the IRC. Payment of severance is conditioned on Mr. Marashi’s execution of a general release of claims.

Compensation Committee Interlocks and Insider Participation

None of our executive officers or directors serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or Compensation Committee.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	580,000	$11.69(1)	3,019,709
Equity compensation plans not approved by security holders	22,741,000	2.03	8,344,000

Total	23,321,000	2.27	11,363,709

______________

   (1)    Calculation based upon exercise prices of outstanding options, warrants and rights and an assumed purchase price equal to 85% of fair market value of the Company’s common stock on April 7, 2003 pursuant to the 1999 Employee Stock Purchase Plan for the total number of shares issuable under that plan.

Summaries of Plans Not Approved by Our Stockholders

SwitchSoft Systems, Inc. Founders 1996 Stock Option Plan

We assumed the SwitchSoft Systems, Inc. Founders 1996 Stock Option Plan (the “1996 Plan”) in connection with the acquisition of VPNX.com, Inc. Although some grants are still outstanding under this plan, we do not intend to issue any additional grants from the 1996 Plan. The 1996 Plan provides for grants of incentive stock options and nonqualified stock options for which up to 1,041,050 shares have been authorized. Employees are eligible to receive incentive stock options and employees, directors and independent contractors are eligible for nonqualified options. Terms and conditions of options are determined by our board or a committee appointed by the board. The exercise price cannot be less than 85% of fair market value at grant in the case of a nonqualified option, or 100% in the case of an incentive stock option, and will be paid in cash, by check, or through a deferred payment arrangement approved by our board, or by delivery of other property if authorized by our board. The term of an option is limited to 10 years from grant. The options vest at a rate at least 20% per year. Upon termination of employment other than due to death or disability, options may generally be exercised for one month or a longer period determined by our board of directors. Upon termination due to death or disability, options may generally be exercised for 12 months or a longer period determined by our board of directors. If we are the surviving corporation in any merger, business combination, reorganization or reconsolidation, options under the 1996 Plan will be appropriately adjusted. If we are not the surviving corporation, outstanding options terminate unless assumed or replaced with substitute options. The board may amend the 1996 Plan at any time, but shareholder approval is required if the amendment would increase the shares available, materially modify the eligibility requirements, or materially increase the benefits accruing to plan participants, and optionee consent is required for the amendment to alter or impair the rights of existing optionees. The 1996 Plan automatically terminates ten years after its adoption.

SwitchSoft Systems, Inc. 1997 Stock Option Plan

We assumed the SwitchSoft Systems, Inc. 1997 Stock Option Plan (the “1997 Plan”) in connection with the acquisition of VPNX.com, Inc. Although some grants are still outstanding under this plan, we do not intend to issue any additional grants from the 1997 Plan. The 1997 Plan provides for grants of incentive stock options and nonqualified stock options for which up to 1,746,450 shares have been authorized. Employees are eligible to receive incentive stock options and employees, directors and independent contractors are eligible for nonqualified options. Terms and conditions of options are determined by our board or a committee appointed by the board. The exercise price cannot be less than 85% of fair market value at grant in the case of a nonqualified option, or 100% in the case of an incentive stock option, and will be paid in cash, by check, or through a deferred payment arrangement approved by our board, or by delivery of other property if authorized by our board. The term of an option is limited to 10 years from grant. The options vest at a rate at least 20% per year. Upon termination of employment other than due to death or disability, options may generally be exercised for one month or a longer period determined by our board of directors. Upon termination due to death or disability, options may generally be exercised for 12 months or a longer period determined by our board of directors. If we are the surviving corporation in any merger, business combination, reorganization or reconsolidation, options under the 1997 Plan will be appropriately adjusted. If we are not the surviving corporation, outstanding options terminate unless assumed or replaced with substitute options. The board may amend the 1997 Plan at any time, but shareholder approval is required if the amendment would increase the shares available, materially modify the eligibility requirements, or materially increase the benefits accruing to plan participants, and optionee consent is required for the amendment to alter or impair the rights of existing optionees. The 1997 Plan automatically terminates ten years after its adoption.

Internap Network Services Corporation 2002 Stock Compensation Plan

The Internap Network Services Corporation 2002 Stock Compensation Plan, which we refer to in this description as the 2002 Plan, permits grants of nonqualified stock options, restricted stock bonuses, and rights to acquire restricted stock to our directors, employees and consultants, for which 32,000,000 shares have been authorized, less the number of shares then subject to options under our other stock option plans. The outstanding and available awards are subject to adjustment upon recapitalization, stock split, or similar event. No employee, director or consultant is eligible to receive options for more than 10,000,000 shares of our stock during any calendar year, and awards issued to officers (except as an inducement to employment) and directors cannot exceed half of the total authorized shares or half of the awards issued each 12-month period ending August 14th under the 2002 Plan.

The terms and conditions of awards under the 2002 Plan are determined by our Compensation Committee, including the exercise price and form of payment for options, the purchase price of restricted stock, exercisability and vesting provisions, transferability of awards, term of awards, and buy-out provisions of options. Restricted stock bonuses may be granted in consideration of past services. The purchase price of restricted stock is paid in any form permitted by our board of directors. Upon termination of employment or service, unvested restricted stock bonuses or restricted stock may be reacquired by us, and exercisable options may generally be exercised for a period of time set forth in the option agreement, with a default exercise period of 12 months and 18 months for terminations due to disability and death, respectively. The Compensation Committee has full power to extend the exercisability of options following termination of employment or service.

In the event of a change in control, if the successor does not agree to assume the options or substitute equivalent options, the options automatically terminate upon consummation of the change in control. Except as prohibited by applicable law or otherwise expressly provided in an award agreement, the board may amend the 2002 Plan or outstanding awards at any time, but consent is required for the amendment to alter or impair the rights of existing award holders. If we are dissolved or liquidated, the board must notify optionees at least 15 days before the dissolution or liquidation, and all outstanding awards under the 2002 Plan automatically terminate immediately before the dissolution or liquidation.

Internap Network Services Corporation Amended 1999 Equity Incentive Plan

The Internap Network Services Corporation Amended 1999 Equity Incentive Plan, or EIP, permits grants of incentive stock options to employees, and grants of nonqualified stock options, stock bonuses, and rights to acquire restricted stock to our directors, employees and consultants. As of December 31, 2002, options to purchase 7,454,000 shares were available for grant under the EIP. No employee is eligible to receive options for more than 3,000,000 shares of our stock during any calendar year. The awards issued and the awards available for issuance under the EIP may be adjusted in the event of a capital reorganization, stock split or similar event.

The EIP is administered by our Compensation Committee, which generally determines the terms and conditions of awards. The exercise price of nonqualified options generally cannot be less than 85% of fair market value at grant, or 100% in the case of an incentive stock option, and will be paid in cash or by other method approved by the Compensation Committee. The purchase price of restricted stock under the EIP cannot be less than 85% of fair market value on the date the award is made or at the time the purchase is consummated, and will be paid in cash or by other method permitted by the Compensation Committee. The maximum term of options is ten years. The Compensation Committee is permitted to include in an option agreement a re-load option for a number of shares of stock equal to the number of shares surrendered by the optionee upon exercise of the underlying option, with an expiration date the same as the underlying option, and an exercise price equal to fair market value on the date the optionee exercised the underlying option. Incentive stock options are generally not transferable, but nonqualified stock options, stock bonus award rights and restricted stock purchase rights are transferable to the extent the Compensation Committee decides.

Upon a termination of employment or service with us for any reason, we may reacquire the unvested portion of a stock bonus award or restricted stock award. Following a termination of employment or service for any reason other than cause, exercisable options generally remain exercisable for the period of time provided in the option agreement, but with default exercise periods of 12 months, 18 months and three months for termination due to disability, death or other reasons, respectively. The Compensation Committee has the power at any time to accelerate exercisability and vesting. Unless otherwise specified in the award agreement, upon a change in control in which an award is assumed, continued or substituted by the successor, then upon termination of employment or service without cause within 13 months following the effective date of the change in control, the award (or any substituted award) automatically vests and becomes fully exercisable, and remains exercisable (if applicable) until it expires in accordance with its terms.

In the event of a change in control, if the surviving corporation or acquiring corporation does not either assume, continue or substitute awards, then awards held by active directors, employees and consultants will automatically become fully vested and exercisable, and all awards will terminate on the date of change in control if not exercised before then. In the event any person, entity or group (excluding any employee benefit plan or related trust we or our parent or subsidiary maintains) acquires beneficial ownership of securities representing at least 50% of the combined voting power entitled to vote on election of our directors, then all awards held by active directors, employees and consultants will automatically become fully vested and exercisable and remain exercisable until they expire in accordance with their terms.

The board may amend the EIP or outstanding awards at any time, but grantee consent is required for the amendment to adversely affect the rights of existing grantees, and shareholder approval is required if necessary under Rule 16b-3 or any NASDAQ listing requirements. If we are dissolved or liquidated, all outstanding awards under the EIP automatically terminate immediately before the dissolution or liquidation.

Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers

The Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (formerly known as the CO Space Stock Incentive Plan), or SIP, permits grants of nonqualified stock options, rights to purchase restricted stock, and grants of awards of our stock in the form of bonus shares, deferred stock awards and performance share awards, to employees, consultants and advisors, excluding persons who are vice president or higher, who are subject to Section 16(b), or whose eligibility would require stockholder approval of the SIP, and certain officers and directors. Up to 1,346,840 shares have been authorized for issuance under the SIP, which we assumed in connection with the merger agreement dated May 26, 2000, between us and CO Space, Inc. The awards issued and the awards available for issuance under the SIP may be adjusted in the event of a capital reorganization, stock split, or similar event.

The SIP is administered by our Compensation Committee, which generally determines the terms and conditions of awards. The maximum term of options is ten years, and the SIP provides a default schedule of option exercisability of 25% after one year then monthly vesting in 36 equal installments. The Compensation Committee may accelerate the exercisability of options at any time. Following a termination of employment or service other than for cause, all exercisable options generally remain exercisable for one year, 180 days, or three months, upon termination due to disability, death (or death within 30 days after termination other than due to death), or other reasons, respectively. Unless otherwise specified in the agreement governing an award, upon a change in control in which an award is assumed, continued or substituted, then upon termination of employment or service without cause within 13 months following the effective date of the change of control, the award (or any substituted award) automatically vests and becomes fully exercisable, and remains exercisable (if applicable) until it expires in accordance with its terms. The option exercise price is generally paid in cash, or, if the Compensation Committee decides, by cashless exercise, by surrender of shares of our common, by delivery of a promissory note, or a combination of these methods. Awards are generally nontransferable, but options may be transferable for estate planning purposes.

In the event of a change of control, if the successor does not agree to assume the awards or substitute equivalent awards, awards held by active employees, consultants and advisors become fully vested and exercisable, and all awards automatically terminate upon consummation of the change in control. If any person, entity or group (excluding any employee benefit plan or related trust we or our parent or subsidiary maintains) acquires beneficial ownership of securities representing at least 50% of the combined voting power entitled to vote on election of our directors, then awards held by active directors, employees and consultants automatically become fully vested and exercisable and remain exercisable until they expire in accordance with their terms. These provisions will not apply if an agreement governing an award specifies otherwise.

The board may amend the SIP or outstanding awards at any time, but grantee consent is required for the amendment to materially and adversely affect the rights of existing grantees. If we are dissolved or liquidated, all outstanding awards under the SIP automatically terminate immediately before the dissolution or liquidation, except as otherwise provided in an agreement governing an award.

Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan

The Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan, or 1998 Plan, provides for the grant of incentive stock options to key employees, and nonqualified stock options and stock issuances to non-employee directors, key employees, consultants and independent contractors, for which up to 10,070,000 shares have been authorized. No employee is eligible to receive options for more than 2,000,000 shares of our stock during any calendar year. The awards issued and the awards available for issuance under the 1998 Plan may be adjusted in the event of a capital reorganization, stock split, or similar event.

The 1998 Plan is administered by our Compensation Committee, which generally determines the terms and conditions of awards. The exercise price of incentive stock options cannot be less than fair market value on the date of grant. The exercise price of options may be paid in cash, check, shares of our stock held for a minimum period, by cashless exercise, or the Compensation Committee may permit company loans or installment payments. The maximum term of options is ten years. The Compensation Committee may also grant direct issuances of our stock under the 1998 Plan, for consideration which may be less than 100% of fair market value, and which may be in cash, check, promissory note, services rendered, or the Compensation Committee may permit company loans or installments. Options are generally not transferable and shares subject to a stock issuance grant are not transferable (except to certain relatives) until vested. The committee has the power at any time to accelerate vesting or exercisability of awards.

Upon a termination of employment or service with us for any reason, we may reacquire the unvested portion of a stock issuance award. Upon a termination of employment or service with us for any reason other than cause, all exercisable options generally remain exercisable for the period of time provided in the option agreement, not to exceed 12 months. The committee has discretion to permit additional outstanding options to be exercised and to extend the period of exercisability of options following termination of employment or service, but not beyond the expiration of the options’ term. Unless otherwise specified in the award agreement, following a change in control in which an award is assumed, continued or substituted, then upon termination of employment or service without cause within 13 months following the effective date of the change in control, the award (or any substituted award) automatically vests and becomes fully exercisable, and remains exercisable (if applicable) until it expires in accordance with its terms. The committee is permitted at any time, with the consent of affected optionees, to cancel outstanding options and grant new options in substitution for the canceled options.

In the event of a change of control, if the successor does not agree to assume the awards or substitute equivalent awards, awards held by active employees, directors, consultants and independent contractors become fully vested and exercisable, and all awards automatically terminate upon consummation of the change in control. If any person, entity or group (excluding any employee benefit plan or related trust we or our parent or subsidiary maintains) acquires beneficial ownership of securities representing at least 50% of the combined voting power entitled to vote on election of our directors, then all awards held by active directors, employees, consultants and independent contractors will automatically become fully vested and exercisable and remain exercisable until they expire in accordance with their terms.

The Compensation Committee may amend the 1998 Plan at any time, but shareholder approval is required for any amendment that would materially increase the number of shares authorized, materially increase benefits accruing to participants, or materially modify eligibility requirements, and grantee consent is required for an amendment to impair the grantee’s rights under existing awards. If we are dissolved or liquidated, all outstanding awards under the 1998 Plan automatically terminate immediately before the dissolution or liquidation.

Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan

The Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan, or 2000 Plan, permits grants of nonqualified stock options, stock bonuses and rights to acquire restricted stock to our employees and consultants, excluding persons who are vice president or higher, who are subject to Section 16(b), or whose eligibility would require stockholder approval of the SIP, and certain officers and directors. Up to 4,500,000 shares have been authorized under the 2000 Plan. The awards issued and the awards available for issuance under the 2000 Plan may be adjusted in the event of a capital reorganization, stock split or similar event.

The 2000 Plan is administered by our Compensation Committee, which generally determines the terms and conditions of awards. The exercise price of options generally cannot be less than 85% of fair market value on the date of grant, and is paid in cash, or in another form permitted by the Compensation Committee. The purchase price of restricted stock cannot be less than 85% of fair market value on the date the award is made or at the time the purchase is consummated, and will be paid in cash or by other method permitted by the Compensation Committee. The maximum term of options is ten years. Upon a termination of employment or service for any reason, we may reacquire the unvested portion of a stock bonus award or restricted stock award, and exercisable options generally remain exercisable for the period of time set forth in the option agreement, with default periods of 12 months, 18 months, or three months, upon termination due to disability, death (or possibly death after termination other than due to death), or other reasons, respectively. Unless otherwise specified in the award agreement, upon a change in control in which an award is assumed, continued or substituted, then upon termination of employment or service without cause within 13 months following the effective date of the change in control, the award (or any substituted award) automatically vests and becomes fully exercisable, and remains exercisable (if applicable) until it expires in accordance with its terms. Awards may be transferable as set forth in the award agreement.

The Compensation Committee has the power at any time to accelerate exercisability and vesting. In the event we experience a change in control, if the surviving company does not either assume, continue or substitute the awards, awards held by active directors, employees and consultants will automatically become fully vested and exercisable, and all awards terminate on the date of change in control if not exercised before then. In the event any person, entity or group (excluding any employee benefit plan or related trust we or our parent or subsidiary maintains) acquires beneficial ownership of securities representing at least 50% of the combined voting power entitled to vote on election of our directors, then all awards held by active directors, employees and consultants automatically become fully vested and exercisable and remain exercisable (if applicable) until they expire in accordance with their terms.

The Compensation Committee may amend the 2000 Plan or outstanding awards at any time, but grantee consent is required for the amendment to adversely affect the rights of existing grantees, and shareholder approval is required if necessary under Rule 16b-3 or any NASDAQ listing requirements. If we are dissolved or liquidated, all outstanding awards under the 2000 Plan automatically terminate immediately before the dissolution or liquidation.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of January 31, 2003 (except as otherwise noted) information regarding the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of our common stock (assuming conversion of all shares of Series A Preferred Stock into shares of our common stock); (ii) each of our directors; (iii) each of our named executive officers named in the summary compensation table herein; and (iv) all of our directors and named executive officers as a group. Except as otherwise noted, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares of our common stock.

	Common Stock Beneficially Owned

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (a)

Oak Investment Partners VIII, L.P. and related persons or entities (1) c/o Oak Investment Partners VIII, L.P. 525 University Avenue, Suite 1300 Palo Alto, CA 94301	24,481,885	15.2%
Fredric W. Harman (1)	24,481,885	15.2%

Morgan Stanley Venture Capital III, Inc. and related persons or entities (2) c/o Morgan Stanley Venture Partners 1585 Broadway, 38th Floor New York, NY 10036	16,988,076	10.6%
William J. Harding (2)	16,988,076	10.6%

Capital Ventures International (3) c/o Heights Capital Management, Inc. 425 California Street, Suite 1000 San Francisco, CA 94104	15,244,091	9.5%

Granite Ventures, LLC and related persons or entities (4) c/o Granite Ventures, LLC One Bush Street San Francisco, CA 94104	9,922,398	6.2%
Eugene Eidenberg (4)	9,922,398	6.2%

INT Investments, Inc. (5) Cay House P.O. Box N7776 Lyford Cay New Providence, Bahamas	8,508,372	5.3%

David L. Abrahamson	27,000	*

David T. Benton (6)	93,449	*

William P. Betz (7)	217,379	*

Robert A. Gionesi (8)	132,822	*

Ali Marashi (9)	316,123	*

Anthony C. Naughtin (10)	4,378,439	2.7%

Kevin L. Ober (11)	190,000	*

Gregory A. Peters (12)	850,000	*

John M. Scanlon (13)	648,900	*

Robert D. Shurtleff, Jr. (14)	1,776,888	1.1%

All directors and executive officers as a group (14 persons) (15)	60,023,359	37.3%

______________

   (a)    Based on 161,014,992 shares of common stock outstanding as of January 31, 2003.

    *      Less than 1%

   (1)    Consists of 9,279,725 shares held by Oak Investment Partners VIII, L.P., 218,465 shares held by Oak VIII Affiliates Fund L.P., 14,586,478 shares held by Oak Investment Partners X, L.P., 234,165 shares held by Oak X Affiliates Fund, L.P., 94,853 shares held by Mr. Harman, an aggregate of 8,199 shares held in trust for the benefit of Mr. Harman’s three minor children and 60,000 shares issuable upon the exercise of options held by Mr. Harman that are exercisable within 60 days of January 31, 2003. Shares held by Oak Investment Partners X, L.P. and Oak X Affiliates Fund, L.P. consist of Series A preferred stock (on an “as converted” basis) and 2,964,129 shares issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003. Mr. Harman disclaims beneficial ownership of the shares held by Oak Investment Partners VIII, L.P., Oak VIII Affiliates Fund L.P., Oak Investment Partners X, L.P., Oak X Affiliates Fund, L.P., except to the extent of his proportionate ownership therein, and of the shares held in trust for his three minor children. Oak Investment Partners VIII, L.P. and Oak VIII Affiliates Fund L.P., Oak Investment Partners X, L.P. and Oak X Affiliates Fund, L.P. disclaim beneficial ownership of shares held by Mr. Harman.

   (2)    Consists of 14,096,103 shares held by Morgan Stanley Venture Partners III, L.P., 1,353,417 shares held by Morgan Stanley Venture Investors III, L.P., 616,702 shares held by The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., (together, the “Funds”), 541,344 shares held by Morgan Stanley Venture Capital III, Inc., 240,510 shares held directly by Dr. Harding and 140,000 shares issuable upon the exercise of options held directly by Dr. Harding that are exercisable within 60 days of January 31, 2003. Shares held by the Funds consist of common stock, Series A preferred stock (on an “as converted” basis) and 1,778,475 shares issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003. Dr. Harding is an individual managing member of Morgan Stanley Venture Partners III, L.L.C., and the general partner of each of the Funds (the “General Partner”). The General Partner is controlled by Morgan Stanley Venture Capital III, Inc. (“MSVC III, Inc.”), a wholly-owned subsidiary of Morgan Stanley. Dr. Harding disclaims beneficial ownership of any of the securities owned by the Funds except to the extent of his proportionate pecuniary interest therein and disclaims beneficial ownership of any of the securities owned by MSVC III, Inc. The Funds and MSVC III, Inc. disclaim beneficial ownership of shares held by Dr. Harding. Pursuant to a letter agreement dated March 10, 2000 among the Funds and us, the Funds have irrevocably agreed with us to vote all shares of our common stock they beneficially own in excess of 9.9% of our outstanding common stock in proportion to votes cast by all other stockholders, as determined by us and excluding all shares of common stock beneficially owned by the Funds.

   (3)    Consists of Series A preferred stock (on an “as converted” basis) and 3,048,818 shares issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003.

   (4)    Consists of 4,384,883 shares held by H&Q Internap Investors, L.P., 2,215,466 shares held by TI Ventures, LP, 1,693,365 shares held by Todd US Investors, LLC, 25,213 shares held by Granite Ventures, LLC, 180,705 shares held by Mr. Eidenberg and 139,433 shares held by Mr. Eidenberg as trustee of the Eugene Eidenberg Trust September 1997, the Anna Chavez Educational Trust and the Anna Chavez Separate Property Trust. Also includes 1,250,000 shares issuable upon the exercise of options held by Mr. Eidenberg that are exercisable within 60 days of January 31, 2003. Shares held by H&Q Internap Investors, L.P. consist of common stock, Series A preferred stock (on an as converted basis) and 375,206 shares issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003. Shares held by Todd US Investors, LLC consist of Series A preferred stock (on an as converted basis) and 338,673 shares issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003. Mr. Eidenberg disclaims beneficial ownership of the shares held by H&Q Internap Investors, L.P., TI Ventures, LP, Todd US Investors, LLC, Granite Ventures, LLC the Anna Chavez Educational Trust, the Anna Chavez Separate Property Trust and Granite Ventures LLC.

   (5)    Consists of Series A preferred stock (on an “as converted” basis) and 1,701,674 shares issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003.

   (6)    Includes 325 shares held by Mr. Benton’s spouse and 45,423 shares issuable on the exercise of options that are exercisable within 60 days of January 31, 2003.

   (7)    Includes 202,379 shares issuable on the exercise of options that are exercisable within 60 days of January 31, 2003.

   (8)    Includes 22,160 shares held by Mr. Gionesi’s spouse, 15,534 shares held by trusts of which Mr. Gionesi or his spouse are co-trustees.

   (9)    Includes 315,949 shares issuable on the exercise of options that are exercisable within 60 days of January 31, 2003.

 (10)    Includes 1,539,087 shares held by Crossroads Associates, LLC, 400,000 shares held by Crossroads Associates II, LLC, and 18,000 shares held by Mr. Naughtin as trustee of the Eric Weaver Gift Protection Trust, the Hugh Naughtin Gift Protection Trust, and the Rose Naughtin Gift Protection Trust. Mr. Naughtin disclaims beneficial ownership of the 18,000 shares held by him as trustee of the Eric Weaver Gift Protection Trust, the Hugh Naughtin Gift Protection Trust and the Rose Naughtin Gift Protection Trust.

 (11)    Includes 140,000 shares issuable on the exercise of options that are exercisable within 60 days of January 31, 2003.

 (12)    Includes 850,000 shares issuable on the exercise of options that are exercisable within 60 days of January 31, 2003.

 (13)    Includes 643,100 shares issuable on the exercise of options that are exercisable within 60 days of January 31, 2003.

 (14)    Includes 166,500 shares held by Robert D. Shurtleff, Jr. as trustee of the Shurtleff Family Trust, 195,813 shares issuable upon exercise of warrants held by Mr. Shurtleff exercisable within 60 days of January 31, 2003 and 140,000 shares issuable on exercise of options that are exercisable within 60 days of January 31, 2003. Mr. Shurtleff disclaims beneficial ownership of the shares held by the Shurtleff Family Trust.

 (15)    Shares held by the group consist of common stock, Series A preferred stock (on an “as converted” basis), 5,473,415 shares of issuable on exercise of warrants that are exercisable within 60 days of January 31, 2003 and 4,845,284 shares issuable on exercise of options that are exercisable within 60 days of January 31, 2003.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2002, we entered into a consulting agreement with Lyford Cay Securities Corp., an affiliate of one of our stockholders, INT Investments, Inc., that beneficially owns more than 5% of our outstanding common stock. Under the terms of this consulting agreement, which was completed in 2002, we paid Lyford Cay Securities Corp. $400,000 to provide us with financial advisory and strategic advice.

In 2002, we engaged Korn/Ferry International, a national executive recruiting firm, to assist in the identification and recruitment of senior executives. We also entered into agreements with other nationally known recruiting firms for additional senior executive searches. For the 2002 fiscal year, we paid Korn/Ferry $262,096 in connection with executive placements. Gregory A. Peters, our President and Chief Executive Officer, is the son-in-law of a managing director of Korn/Ferry.

We have entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expenses to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

ITEM 14.        CONTROLS AND PROCEDURES.

(a)       Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for our company. Our disclosure controls and procedures include our “internal controls”, as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)      Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, there were no corrective actions to be taken.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)  Financial Statements.

The following consolidated financial statements and the Report of the Independent Accountants are incorporated by reference to pages F-1 through F-36 of this Annual Report on Form 10-K:

The consolidated balance sheets for the years ended December 31, 2001 and 2002, and the consolidated statements of operations, statements of stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002, together with the notes thereto.

(a) (2)  Financial Statement Schedule.

The Report of Independent Accountants on Financial Statement Schedule is incorporated by reference to page S-1 of this report on Form 10-K. The Valuation and Qualifying Accounts and Reserves are incorporated by reference to page S-2 of this report on Form 10-K.

(a) (3)  Index to Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated August 10, 2001).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed January 9, 2003).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.1

Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.2

Employment Agreement, dated March 28, 2002, between the Registrant and Gregory A. Peters (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002).

10.3*	Employment Agreement, dated December 31, 2002, between the Registrant and Ali Marashi.

10.4

Employment Agreement, dated July 25, 2001 between the Registrant and Eugene Eidenberg (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).

10.5*	Form of Employment Agreement, dated December 31, 2002, between the Registrant and each of David L. Abrahamson, Walter G. DeSocio and Allen Tothill.

10.6

Letter Agreement, dated March 13, 2002, between the Registrant and Robert Gionesi (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002).

10.7*	Letter Agreement dated October 31, 2002 between the Registrant and John Scanlon.

10.8

Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).

10.9

Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.10

Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.11

Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).

10.12

Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.13

Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.14

Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).

10.15

Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).

10.16

Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).

10.17

Lease Agreement, dated June 1, 1996, between the Registrant and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-95503 filed January 27, 2000).

10.18

Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Registrant and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.19

Amended and Restated Investor Rights Agreement, dated October 4, 1999 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-95503 filed January 27, 2000).

10.20

Master Agreement to Lease Equipment No. 1103 dated January 20, 1998 between the Registrant and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 7, 1999).

10.21

Appendix and Amendment to Master Agreement to Lease Equipment No. 1103 and schedules dated May 23, 2002, between the Registrant and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.22

Master Loan and Security Agreement, dated August 23, 1999 between Registrant and Finova Capital Corporation (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 7, 1999).

10.23

Common Stock and Warrant Purchase Agreement, dated September 17, 1999, between Registrant and Inktomi Corporation (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 21, 1999).

10.24

Warrant, dated December 22, 1999, issued to S.L. Partners, Inc (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.25

Form of Warrant issued to Paul Canniff, David Cornfield, Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D. Shurtleff, Jr. and Todd Warren (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.26

Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A, File No. 333-95503 dated March 16, 2000).

10.27

Unit Purchase Agreement, dated July 20, 2001, between Registrant and certain purchasers (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.28	Escrow Agreement, dated July 20, 2001, between Registrant and certain purchasers (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.29	Form of Warrant (incorporated herein by reference to Appendix E to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.30

Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.31*	Amendment to Master Agreement to Lease Equipment No. 1103 and Schedules, dated April 14, 2003, between the Registrant and Cisco Systems Capital Corporation.

10.32*	Amendment to Loan Documents between the Registrant and Silicon Valley Bank, dated March 25, 2003.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

______________

      *    Documents filed herewith.

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

INTERNAP NETWORK SERVICES CORPORATION
Date: April 15, 2003
	By:	/s/ ROBERT R. JENKS

Robert R. Jenks Vice President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gregory A. Peters and Robert R. Jenks, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY A. PETERS	President and Chief Executive Officer	April 15, 2003

Gregory A. Peters

/s/ EUGENE EIDENBERG	Non-Executive Chairman	April 15, 2003

Eugene Eidenberg

/s/ ROBERT R. JENKS	Vice President and Chief Financial Officer	April 15, 2003

Robert R. Jenks

/s/ ANTHONY C. NAUGHTIN	Director	April 15, 2003

Anthony C. Naughtin

/s/ WILLIAM J. HARDING	Director	April 15, 2003

William J. Harding

/s/ FREDRIC W. HARMAN	Director	April 15, 2003

Fredric W. Harman

/s/ KEVIN L. OBER	Director	April 15, 2003

Kevin L. Ober

/s/ ROBERT D. SHURTLEFF, JR.	Director	April 15, 2003

Robert D. Shurtleff, Jr.

58

CERTIFICATIONS

I, Gregory A. Peters, President and Chief Executive Officer, certify that:

1.         I have reviewed this annual report on Form 10-K of Internap Network Services Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ GREGORY A. PETERS

Gregory A. Peters President and Chief Executive Officer

I, Robert R. Jenks, Vice President and Chief Financial Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of Internap Network Services Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ ROBERT R. JENKS

Robert R. Jenks Vice President and Chief Financial Officer

Internap Network Services Corporation
Index to Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders
of Internap Network Services Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Internap Network Services Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” resulting in cessation of the amortization of goodwill in 2002.

PricewaterhouseCoopers LLP
Seattle, Washington
April 14, 2003

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$63,551	$25,219
Short-term investments	18,755	—
Accounts receivable, net of allowance of $1,183 and $1,595, respectively	14,749	15,232
Prepaid expenses and other assets	2,981	5,632

Total current assets	100,036	46,083
Property and equipment, net	139,589	88,394
Restricted cash	2,432	2,053
Investments	2,794	3,047
Other intangible assets, net of accumulated amortization of $7,939 and $13,578, respectively	9,196	3,557
Goodwill, net of accumulated amortization of $24,177	27,022	27,022
Deposits and other assets, net	3,908	2,813

Total assets	$284,977	$172,969

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,058	$13,247
Accrued liabilities	16,727	11,020
Deferred revenue	2,747	6,850
Notes payable, current portion	2,038	4,514
Line of credit	10,000	10,000
Capital lease obligations, current portion	22,450	2,831
Restructuring liability, current portion	16,498	6,574

Total current liabilities	83,518	55,036
Deferred revenue	9,755	1,317
Notes payable, less current portion	954	5,196
Capital lease obligations, less current portion	15,494	22,717
Restructuring liability, less current portion	22,773	7,078

Total liabilities	132,494	91,344

Commitments and contingencies (Note 14)
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 3,171 and 2,931 shares issued and outstanding, respectively with a liquidation preference of $101,487 and $93,792 respectively	86,314	79,790

Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized, 151,294 and 160,094 shares issued and outstanding, respectively	151	160
Additional paid in capital	794,459	798,344
Deferred stock compensation	(4,371)	(396)
Accumulated deficit	(724,077)	(796,422)
Accumulated other comprehensive income	7	149

Total stockholders’ equity	66,169	1,835

Total liabilities and stockholders’ equity	$284,977	$172,969

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2000	2001	2002

Revenues	$69,613	$117,404	$132,487

Costs and expenses:
Direct cost of network	62,465	98,915	83,207
Customer support	20,320	21,480	12,913
Product development	11,924	12,233	7,447
Sales and marketing	35,390	38,151	21,641
General and administrative	32,962	44,491	20,848
Depreciation and amortization	20,522	48,550	49,600
Amortization of goodwill and other intangible assets	54,334	38,116	5,626
Amortization of deferred stock compensation	10,651	4,217	260
Lease termination expense	—	—	804
Restructuring costs	—	64,096	(3,781)
Impairment of goodwill and other intangible assets	—	195,986	—
Loss on sales and retirements of property and equipment	—	2,714	2,829
In-process research and development	18,000	—	—

Total operating costs and expenses	266,568	568,949	201,394

Loss from operations	(196,955)	(451,545)	(68,907)

Other income (expense):
Interest income (expense), net	11,498	(1,272)	(2,194)
Loss on investments	—	(26,345)	(1,244)

Total other income (expense)	11,498	(27,617)	(3,438)

Net loss	$(185,457)	$(479,162)	$(72,345)

Basic and diluted net loss per share	$(1.30)	$(3.19)	$(.47)

Weighted average shares used in computing basic and diluted net loss per share	142,451	150,328	155,545

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
From January 1, 2000 to December 31, 2002
(In thousands)

	Common Stock						Accumulated Items of Comprehensive Income (Loss)

	Shares	Par Value	Additional Paid-In Capital	No Par Value Common Stock	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders’ Equity	Comprehensive Loss

Balance, January 1, 2000	132,089	$—	$—	$287,186	$(17,228)	$(59,458)	$—	$210,500	$—
Issuance of common stock, net of costs of proceeds	3,450	—	—	141,953	—	—	—	141,953	—
Amortization of deferred stock compensation	—	—	—	—	10,651	—	—	10,651	—
Exercise of employee stock options	3,686	—	—	5,895	—	—	—	5,895	—
Issuance of Employee Stock Purchase Plan shares	350	—	—	3,237	—	—	—	3,237	—
Exercise of warrants to purchase common stock	296	—	—	443	—	—	—	443	—
Purchase of CO Space	6,881	—	—	254,951	—	—	—	254,951	—
Purchase of VPNX.com	2,027	—	—	92,232	(5,138)	—	—	87,094	—
Issuance of warrants to purchase common stock	—	—	—	286	—	—	—	286	—
Comprehensive loss:
Net loss	—	—	—	—	—	(185,457)	—	(185,457)	(185,457)
Unrealized gain on investments	—	—	—	—	—	—	2,400	2,400	2,400

Comprehensive loss, December 31, 2000	—	—	—	—	—	—	—	—	(183,057)

Balance, December 31, 2000	148,779	—	—	786,183	(11,715)	(244,915)	2,400	531,953
Amortization of deferred stock compensation	—	—	—	(1,893)	6,110	—	—	4,217	—
Reversal of deferred stock compensation for terminated employees	—	—	—	(1,234)	1,234	—	—	—	—
Sale of stock through the Employee Stock Purchase Plan	1,292	—	—	1,745	—	—	—	1,745	—
Exercise of employee stock options	1,223	—	—	440	—	—	—	440	—
Issuance of Common Stock warrants in conjunction with Series A financing	—	—	—	9,321	—	—	—	9,321	—
Issuance of a warrants to purchase shares of common stock to non-employees	—	—	—	48	—	—	—	48	—
Establishment of par value of common stock	—	151	794,459	(794,610)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(479,162)	—	(479,162)	(479,162)
Unrealized loss on investments	—	—	—	—	—	—	(16,883)	(16,883)	(16,883)
Realized loss on investments	—	—	—	—	—	—	14,490	14,490	14,490

Comprehensive loss, December 31, 2001	—	—	—	—	—	—	—	—	(481,555)

Balance, December 31, 2001	151,294	151	794,459	—	(4,371)	(724,077)	7	66,169
Amortization of deferred stock compensation	—	—	(2,668)	—	2,928	—	—	260	—
Reversal of deferred stock compensation for terminated employees	—	—	(1,047)	—	1,047	—	—	—	—
Sale of stock through the Employee Stock Purchase Plan	1,599	2	696	—	—	—	—	698	—
Exercise of options and warrants to purchase common stock	1,915	2	275	—	—	—	—	277	—
Conversion of Series A preferred stock to common stock	5,174	5	6,518	—	—	—	—	6,523	—
Issuance and exercise of warrants to purchase common stock to non-employees	112	—	111	—	—	—	—	111	—
Comprehensive loss:
Net loss	—	—	—	—	—	(72,345)	—	(72,345)	(72,345)
Realized loss on investments	—	—	—	—	—	—	(7)	(7)	(7)
Unrealized gain on investments	—	—	—	—	—	—	149	149	149

Comprehensive loss, December 31, 2002	—	—	—	—	—	—	—	—	$ (72,203)

Balance, December 31, 2002	160,094	$160	$798,344	$—	$(396)	$(796,422)	$149	$1,835

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(185,457)	$(479,162)	$(72,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,856	86,666	55,226
Impairment of goodwill and other intangible assets	—	195,986	—
Loss on disposal of assets	—	2,714	2,829
Non-cash restructuring costs/(adjustments)	—	4,714	(4,602)
Non-cash interest expense on capital lease obligations	—	—	702
Provision for doubtful accounts	1,643	4,798	1,902
Provision notes receivable	—	6,000	—
Loss on write-down of deposits related to a lease termination	—	—	474
Loss on write-down of investment	—	4,824	—
Loss on sale of investment security	—	14,490	—
Loss on equity-method investment	—	1,216	1,244
Non-cash expense related to warrants issued	286	48
Non-cash compensation expense	10,651	4,217	260
Acquired in-process research and development	18,000	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,294)	744	(2,385)
Prepaid expenses and other assets	(7,380)	4,248	712
Accounts payable	(5,293)	(8,477)	(802)
Deferred revenue	3,963	(2,228)	(4,335)
Accrued restructuring	—	39,271	(15,284)
Accrued liabilities	10,921	(3,117)	(3,857)

Net cash used in operating activities	(95,104)	(123,048)	(40,261)

Cash flows from investing activities:
Purchases of property and equipment	(57,698)	(32,094)	(8,632)
Sales of property and equipment	—	1,880	434
Acquisitions, net of cash acquired	(12,173)	—	—
Collection of full recourse notes assumed for outstanding common stock	642	—	—
Purchase of investments	(161,080)	(22,729)	—
Investment in equity-method investee	—	(2,833)	(1,347)
Redemption of investments	132,838	61,985	18,747
Restriction of cash related to obtaining lease lines and letters of credit	(8,515)	6,083	379
Payments for patents and trademarks	(207)	—	—

Net cash (used in) provided by investing activities	(106,193)	12,292	9,581

Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	—	95,635	—
Principal payments on equipment financing notes payable	(1,442)	(2,317)	(3,420)
Proceeds from line of credit	8,475	—	5,000
Principal payments on capital lease obligations	(11,005)	(23,356)	(10,318)
Proceeds from equipment leaseback financing	717	—	—
Proceeds from exercise of warrants	443	—	111
Proceeds from exercise of stock options	5,895	440	277
Proceeds from issuance of common stock, net of issuance costs	145,190	1,745	698

Net cash provided by (used in) financing activities	148,273	72,147	(7,652)

Net decrease in cash and cash equivalents	(53,024)	(38,609)	(38,332)

Cash and cash equivalents at beginning of period	155,184	102,160	63,551

Cash and cash equivalents at end of period	$102,160	$63,551	$25,219

	Year Ended December 31,

	2000	2001	2002

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,851	$5,235	$3,264

Non-cash adjustment to fixed assets and capital leases due to restructuring of capital lease obligation	$—	$—	$3,710

Impairment of fixed assets due to restructuring	$—	$—	$5,175

Equipment note transferred from line of credit	$—	$—	$5,000

Prepayment of future lease obligation via note payable	$—	$—	$3,300

Accrued expenses transferred to a note payable	$—	$—	$1,838

Purchase of property and equipment financed with capital leases	$35,054	$18,511	$930

Forfeiture of deposits to restructuring	$—	$—	$558

Change in accounts payable attributable to purchases of property and equipment	$13,556	$(5,311)	$(991)

Non-cash cost of issuing Series A convertible preferred stock	$—	$500	$—

Conversion of preferred stock to common stock	$—	$—	$6,523

Items of other comprehensive income	$—	$—	$142

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         DESCRIPTION OF THE COMPANY

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) is a leading provider of Internet Protocol (IP)-based connectivity solutions to businesses that need assured network availability for mission-critical applications. Customers connected to the Internet through one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the major networks that comprise the Internet and delivers mission-critical information and communications fast and reliably. Use of our overlay network usually results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. In addition to IP connectivity, we offer colocation services and virtual private networking (“VPN”) services. We also complement our service offerings as resellers of value-added VPN, content delivery network (“CDN”), managed security and managed storage services. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. As of December 31, 2002, we provided our services to 1,273 customers located throughout the United States and globally.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 34 service points to customers. We provide our connectivity services through the deployment of service points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Service points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of December 31, 2002, we operated 34 service points in 17 major metropolitan market areas.

On September 17, 2001, Internap changed the state of its incorporation from Washington to Delaware with the approval of its stockholders. We accomplished the reincorporation by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, stockholders of Internap Network Services Corporation became stockholders of Internap Delaware, Inc. and Internap Delaware’s name was changed to Internap Network Services Corporation. As a result of the reincorporation, the amount of authorized common and preferred stock changed to 600,000,000 and 200,000,000, respectively, and par value of $0.001 was established.

During December 1999, we formed a wholly owned subsidiary in the United Kingdom, Internap Network Services U.K. Limited, and during June 2000, we formed a wholly owned subsidiary in the Netherlands, Internap Network Services B.V. During 2002, we discontinued our operations in Amsterdam and are providing service to our Amsterdam customers from our London service point. The consolidated financial statements of the Internap Network Services Corporation include all activity of these subsidiaries since their dates of incorporation forward. Foreign exchange gains and losses have not been material to date.

We have a limited operating history and our operations are subject to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, competition within the industry and technology trends.

We have experienced significant net operating losses since inception. During fiscal 2002, we incurred net losses of $72.3 million and used $40.3 million of cash in our operating activities. Management expects operating losses will continue through December 31, 2003. During 2002, we have decreased the size of our workforce by 216 employees, or 40% as compared to the number of employees at December 31, 2001, and terminated certain real estate leases and commitments in order to control costs. Our plans indicate our existing cash and investments are adequate to fund our operations through December 31, 2003. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements and our loan covenants through December 31, 2003. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure such financing will be available on acceptable terms, if at all.

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

At December 31, 2002 and 2001 we had placed approximately $2.1 and $2.4 million respectively, in restricted cash accounts to collateralize letters of credit with financial institutions. These amounts are reported separately as restricted cash and are classified as non-current assets.

Investments

Our investments are comprised of U.S. Treasury, Government Agency, and corporate debt and equity securities.

We classify our marketable securities for which there is a determinable fair value as available-for-sale in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair value with the related unrealized gains and losses included in other comprehensive income. The fair values of investments are determined based on quoted market prices for those securities. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value of securities judged to be other than temporary are recorded as a component of losses on investments.

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

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if Internap has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2001 and 2002, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan. We record our proportional share of the losses of our investee one month in arrears. We record our investment in our equity-method investee on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as loss on investment on the consolidated statements of operations.

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

Costs of computer software developed or obtained for internal use

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain direct costs incurred developing internal use software. During the year ended December 31, 2000, 2001 and 2002, we capitalized approximately $1.3 million, $3.0 million and $820,000, respectively, of internal software development costs.

Goodwill and other intangible assets

Goodwill and other intangible assets consist of goodwill, covenants not to compete and developed technology recorded as a result of our acquisition of VPNX.com, Inc. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” during 2002. Accordingly, effective January 1, 2002, goodwill is not being amortized and is being reviewed for impairment on an annual basis, or more frequently if indications of impairment arise. We have determined that the remainder of our intangible assets have finite lives and we have recorded these assets at cost less accumulated amortization. Intangibles, other than goodwill, are being amortized on a straight-line basis over the economic useful life of the assets, estimated to be three years, except approximately $435,000 of capitalized patent costs, which are being amortized over 15 years.

Valuation of long-lived assets

Management periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment pursuant to the guidance provided by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair values would be reduced by the cost of disposal. Losses due to impairment of long-lived assets are charged to operations during the period in which the impairment is identified.

Income taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value.

Stock-based compensation

On December 31, 2002, we had eight stock-based employee compensation plans, which are described more fully in Note 16. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issues to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31

	2000	2001	2002

Net loss, as reported	($185,457)	($479,162)	($72,345)

Add: stock-based employee compensation expense included in reported net loss	10,651	4,217	260

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(142,794)	32,844	37,577

Pro forma net loss	($317,600)	($442,101)	($34,508)

Loss per share:

Basic and diluted – as reported	($1.30)	($3.19)	($.47)

Basic and diluted – pro forma	($2.23)	($2.94)	($.22)

The $32.8 million and $37.6 million pro forma reductions of employee compensation expense during 2001 and 2002 were due to a $184.2 million and $115.1 million effect related to options cancelled as a result of employee terminations, offset by amortization of compensation determined under the fair-value based method.

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

Revenues associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 as the installation service is integral to our primary service offering. Deferred revenues consist of revenues for services to be delivered in the future, which are amortized over the respective service period, and billings for initial installation of customer network equipment.

Product development costs

Product development costs are primarily related to network engineering costs associated with changes to the functionality of the Internap’s proprietary services and network architecture. Such costs that do not qualify for capitalization are expensed as incurred. Research and development costs, which are included in product development cost, primarily consist of compensation cost related to our service development network architecture and are expensed as incurred. Research and development costs were approximately, $7.7 million, $6.3 million, and $4.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Advertising costs

We expense all advertising costs as they are incurred. Advertising costs for 2000, 2001 and 2002 were, $2.9 million, $4.5 million and $575,000, respectively.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,

	2000	2001	2002

Net loss	$(185,457)	$(479,162)	$(72,345)

Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	142,451	150,328	155,545

Basic and diluted net loss per share	$(1.30)	$(3.19)	$(0.47)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock – equivalent common shares	—	68,455	63,281
Options to purchase common stock	24,159	25,732	23,321
Warrants to purchase common and Series B convertible preferred stock	1,646	18,259	17,327
Unvested shares of common stock subject to repurchase	100	—	—

	25,905	112,446	103,929

Segment information

The Company uses the management approach for determining which, if any, of its products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment. Through December 31, 2002, long-lived assets and revenues located outside the United States are not significant.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently assessing the application of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This standard is effective for fiscal years beginning after December 15, 2001 and, therefore, was adopted by the Company during 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

In December 2002, the FASB issues SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This standard amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard during 2002.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The Company has determined that the implementation of this standard will not have a material effect on its previously issued financial statements. The Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently assessing the application of FIN 46 as it relates to its variable interests.

In February 2003, the EITF issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company is currently assessing the impact of EITF No. 00-21 as it relates to revenue arrangements with multiple deliverables.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity or cash flows.

3.         IMPAIRMENT AND RESTRUCTURING COSTS

2001 Restructuring charge

During fiscal year 2001, due to the decline and uncertainty of the telecommunications market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. As part of the 2001 restructuring activity, 313 employees were involuntarily terminated. Employee separations occurred in all Internap departments. The majority of the costs related to the termination of employees in 2001 and were paid during 2001. The total charges include restructuring costs of $71.6 million. During fiscal year 2001, we incurred cash restructuring expenditures totaling $19.9 million and non-cash restructuring expenditures of $4.7 million. We reduced the original 2001 restructuring charge cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our 2001 restructuring charge liability by $5.0 million and $7.2 million, respectively. The first reduction was primarily due to settlements to terminate and restructure certain colocation lease obligations on terms more favorable than our original restructuring estimates. The second reduction was primarily due to the decision to relocate our corporate headquarters to the previously restructured Atlanta, Georgia facility. Pursuant to the original restructuring plans, we did not anticipate using the Atlanta facility in the future. However, due to changes in management, corporate direction, and other factors, which could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring and asset impairment charge

With the continuing decline and uncertainty in the telecommunications market during 2002, we implemented additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million during 2002 was offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001.

Included in the $7.6 million 2002 restructuring charge are $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during 2002. We expect that there will be additional restructuring costs in the future as additional payments are made to employees who are subject to deferred compensation arrangements payable at the completion of interim employment agreements. We expect these costs to total less than $1.0 million. Additionally, we continue to evaluate the restructuring reserve as plans are being executed, which could result in additional charges or adjustments.

Real estate obligations

Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain colocation license obligations. Accordingly, we recorded real estate related restructuring costs of $40.8 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. This cost was determined based upon our estimate of anticipated sublease rates and time to sublease the facility. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

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

On February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core colocation development personnel. Consequently, financial projections for the business were lowered and, pursuant to the guidance provided by Financial Accounting Standards Board No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), management completed a cash flow analysis of the colocation assets, including the assets acquired from CO Space. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the colocation assets. Accordingly, pursuant to SFAS 121, management estimated the fair value of the colocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the colocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

The following table displays the activity and balances for restructuring and asset impairment activity for 2001 (in millions):

	Charge		Cash Reductions		Non-cash Write-downs	Non-cash Plan Adjustments	December 31, 2001 Restructuring Liability

Restructuring costs
Real estate obligations	$60.0	(a)	$(14.7	)(a)	$(3.7)	$(7.0)	$34.6
Employee separations	3.3		(3.2)		—	—	0.1
Network infrastructure obligations	6.3		(1.9)		(1.0)	(0.7)	2.7
Other	2.0		(0.1)		—	—	1.9

Total	71.6		(19.9)		(4.7)	(7.7)	39.3

Asset impairments
Goodwill	176.1		—		(176.1)	—	—
Assembled workforce	1.5		—		(1.5)	—	—
Trade name and trademarks	2.2		—		(2.2)	—	—
Completed real estate leases	14.8		—		(14.8)	—	—
Customer relationships	1.4		—		(1.4)	—	—

Total asset impairments	196.0		—		(196.0)	—	—

Total	$267.6		$(19.9)		$(200.7)	$(7.7)	$39.3

______________

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

The following table displays the activity and balances for restructuring and asset impairment activity for 2002 (in millions):

	December 31, 2001 Restructuring Liability	Restructuring and Impairment Charge	Cash Reductions	Non-cash and Write Downs	Non-cash Plan Adjustments	December 31, 2002 Restructuring Liability

Restructuring costs activity for 2001 restructuring charge— Real estate obligations	$34.6	$—	$(11.2)	$(1.6)	$(12.2)	$9.6

Network infrastructure obligations	2.7		(1.4)	—	—	1.3
Other	2.0	—	(0.9)	—	—	1.1
Restructuring costs activity for 2002 restructuring charge— Real estate obligations	—	2.2	(0.4)	—	—	1.8
Personnel	—	1.1	(1.1)	—	—	—
Other	—	0.2	(0.1)	—	—	0.1

Total	39.3	3.5	(15.1)	(1.6)	(12.2)	13.9
Net asset write-downs for 2002 restructuring charge	—	4.1	—	(4.3)	—	(0.2)

Total	$39.3	$7.6	$(15.1)	$(5.9)	$(12.2)	$13.7

Of the $3.5 million recorded during 2002 as restructuring reserves, approximately $212,000 related to the direct cost of network and $3.3 million related to general and administrative costs.

We expect to complete the majority of these restructuring activities related to the 2001 and 2002 restructuring charges during 2003, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend beyond 2003.

4.         BUSINESS COMBINATIONS

On June 20, 2000, we completed our acquisition of CO Space, Inc. (“CO Space”). CO Space provides colocation, or data center, space to customers who wish to colocate certain computer server and telecommunications equipment with a third party provider. We have integrated the CO Space service into our primary service offerings. The acquisition was recorded using the purchase method of accounting under Accounting Principle Board Opinion No. 16 (“APB 16”). The aggregate purchase price of the acquired company, plus related charges, was approximately $270.9 million and was comprised of our common stock, cash, acquisition costs and options to purchase common stock. The Company issued approximately 6,881,000 shares of common stock and assumed options to purchase CO Space common stock that were subsequently converted into options to purchase approximately 322,000 shares of our common stock to effect the transaction. Results of operations of CO Space have been included in our financial results since the closing date of the transaction.

Supplemental disclosure of cash flow information for CO Space is as follows (in thousands):

Cash acquired	$3,488
Accounts receivable	546
Property and equipment, net	36,715
Full recourse notes receivable for outstanding common stock	642
Other tangible assets	1,887

Tangible assets acquired	43,278

Customer relationships	1,800
Completed real estate leases	19,300
Trade name and trademarks	2,800
Workforce in place	2,000
Goodwill	229,160

Intangible assets acquired	255,060

Total assets acquired	$298,338

Cash paid	$7,200
Acquisition expenses incurred	12,383
Liabilities assumed	23,804
Value of stock and options issued	254,951

Total cash paid, liabilities assumed, common stock issued and options assumed	$298,338

On July 31, 2000, we completed our acquisition of VPNX.com, Inc., formerly Switchsoft Systems, Inc. (“VPNX”). The acquisition was recorded using the purchase method of accounting under APB 16. The aggregate purchase price of the acquired company, plus related charges, was approximately $87.4 million and was comprised of our common stock, cash, acquisition costs and assumed options to purchase common stock. We issued approximately 2,027,000 shares of common stock and assumed options to purchase VPNX common stock that were subsequently converted into options to purchase approximately 268,000 shares of the our common stock to effect the transaction. Results of operations of VPNX have been included in our financial results since the closing date of the transaction.

Supplemental disclosure of cash flow information for VPNX is as follows (in thousands):

Cash acquired	$3,070
Property and equipment	834
Other tangible assets	798

Tangible assets acquired	4,702

Developed technology	2,600
Acquired in-process research and development	18,000
Covenants not to compete	14,100
Workforce in place	1,000
Goodwill	50,199

Intangible assets acquired	85,899

Total assets acquired	$90,601

Acquisition expenses incurred	$329
Liabilities assumed	3,178
Value of stock and options issued	92,232
Deferred stock compensation	(5,138)

Total liabilities assumed, common stock issued and options assumed	$90,601

In accordance with APB 16, all identifiable assets were assigned a portion of the purchase price of the acquired companies on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in “Goodwill and other intangible assets, net” on the accompanying consolidated balance sheets. Intangible assets are amortized over their average estimated useful lives. Intangible assets were identified and valued by considering our intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance and underlying assumptions of future performance. The economic and competitive environments in which the acquired companies and we operate were also considered in the valuation analysis. The amount allocated to acquired in-process research and development is related to technology acquired from VPNX that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses. Furthermore, the technologies associated with the acquired in-process research and development does not have a proven market and are sufficiently complex so that the probability of completion of a marketable service or product cannot be determined. The fair value of the acquired in-process research and development was determined using the income approach, which estimates the expected cash flows from projects once commercially viable, and discounts expected future cash flows to present value. The percentage of completion for each project was determined based upon time and costs incurred on the project in addition to the relative complexity. The percentage of completion varied by individual project and ranged from 25% to 70%. The discount rate of 35% was used in the present value calculation was derived from an analysis of weighted average costs of capital, weighted average returns on assets, and venture capital rates of returns adjusted for the specific risks associated with the in-process research and development acquired. This analysis resulted in an allocation of $18.0 million to acquired in-process research and development expense. The development of the acquired technologies remains a significant risk as the nature of the efforts to develop the acquired technologies into commercially viable services consists primarily of planning, designing, and testing activities necessary to determine that the products can meet customer expectations.

The pro forma consolidated financial information for the year ended December 31, 2000, determined as if the acquisitions of CO Space and VPNX had occurred at the beginning of the year ended December 31, 2000, would have resulted in revenues of approximately $72.0 million, net loss of approximately $241.2 million and basic and diluted loss per share of approximately $1.64. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had we, CO Space and VPNX been combined during the specified periods.

5.         INVESTMENTS

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. We are unable to assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated (due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and consistent with EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” During the year ended December 31, 2001, we recognized our proportional share of Internap Japan’s losses totaling $1.2 million, resulting in a net investment balance of $1.6 million. Our investment in Internap Japan is reflected as a component of long-term investments and losses are reflected as a component of loss on investments.

During the year ended December 31, 2002, the joint venture authorized a capital call in which we invested an additional $1.3 million and maintained our 51% ownership interest. Additionally, we recognized our proportional share of Internap Japan’s losses totaling $1.2 million and recorded an unrealized translation gain of $149,000, resulting in a net investment balance of $1.7 million at December 31, 2002.

Summarized balance sheet and results of operations of our equity-method investee, shown one month in arrears, are as follows (in thousands):

As of December 31, 2002

Current assets	$3,434
Total assets	4,373
Current liabilities	708
Total liabilities	708

For the Year Ended December 31, 2002

Revenues	$1,833
Net loss from continuing operations	(2,183)
Net loss	(2,169)

Pursuant to an investment agreement among Internap, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. (“360networks”), on April 17, 2000, we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, we purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. During 2001 we liquidated our entire investment in 360networks for cash proceeds of $2.2 million and recognized a loss on investment totaling $14.5 million.

We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation (“Aventail”) Series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Because Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During the second quarter of 2001, we concluded based on available information, specifically Aventail’s most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result during June 2001, we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 31, 2002.

Investments consisted of the following (in thousands):

	As of December 31, 2001

	Cost Basis	Unrealized Gain	Recorded Value

U.S. Government and Government Agency Debt Securities	$6,210	$3	$6,213
Corporate Debt Securities	12,538	4	12,542
Equity Securities	1,618	—	1,618
Cost Basis Investments	1,176	—	1,176

	$21,542	$7	$21,549

	As of December 31, 2002

	Cost Basis	Unrealized Gain	Recorded Value

Equity-method investments	$1,722	$149	$1,871
Cost Basis Investments	1,176	—	1,176

	$2,898	$149	$3,047

6.         PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,

	2001	2002

Network equipment	$39,187	$56,663
Network equipment under capital lease	60,528	37,753
Furniture, equipment and software	34,921	26,024
Furniture, equipment and software under capital lease	3,609	4,378
Leasehold improvements	71,851	68,923

Property and equipment, gross	210,096	193,741
Less: Accumulated depreciation and amortization ($32,438 and $28,735 related to capital leases at December 31, 2001 and 2002, respectively)	(70,507)	(105,347)

Property and equipment, net	$139,589	$88,394

Assets under capital leases are pledged as collateral for the underlying lease agreements. Assets not under lease are pledged as collateral under our line of credit facility or notes payable facilities.

During the year ended December 31, 2002, the Company amended the terms of the master lease agreement with our primary supplier of networking equipment (Note 11). As part of this amendment we purchased a portion of our leased network equipment for $5.8 million. This purchase resulted in a $23.7 million transfer from network equipment under capital lease to network equipment and a transfer of $19.6 million of accumulated depreciation under capital lease to accumulated depreciation.

7.         GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses. We will perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142.

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

Based on the results of the analysis performed, we concluded that no goodwill impairment existed as of September 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. As of December 31, 2002, the recorded amount of goodwill totaled $27.0 million.

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our amortizing identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets are as follows (in thousands):

	December 31, 2001		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$14,535	$(6,711)	$14,535	$(11,484)
Technology based	2,600	(1,228)	2,600	(2,094)

	$17,135	$(7,939)	$17,135	$(13,578)

Amortization expense for identifiable intangible assets during 2001 and 2002 was $5.6 million. Estimated amortization expense for the next 5 years and thereafter is as follows (in thousands):

Years Ending December 31,

2003	$3,275
2004	28
2005	28
2006	28
2007	28
Thereafter	170

Actual and adjusted results of operations for the years ended December 31, 2000, 2001 and 2002 had we applied the non-amortization provisions of SFAS No. 142 is as follows (in thousands, except per share amounts):

	December 31, 2000	Year Ended December 31, 2001	December 31, 2002

Reported net loss	$(185,457)	$(479,162)	$(72,345)
Add amortization of goodwill	45,165	17,066	0

Adjusted net loss	$(140,292)	$(462,096)	$(72,345)

Reported net loss per share	$(1.30)	$(3.19)	$(0.47)
Adjusted net loss per share	(0.98)	(3.07)	(0.47)

8.         NOTE RECEIVABLE

During August 2000, we loaned a private network company $6.0 million in exchange for a convertible promissory note bearing interest at the prime rate plus 3% and initially maturing during May 2001. In two separate amendments executed during December 2000 and February 2001, we agreed to modify the note to eliminate the conversion feature and to extend the note’s maturity through the earlier of May 2004 or upon the completion of a transaction in which there is a change in control of borrower or in which the borrower sells substantially all its assets.

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

9.         ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2002

Network commitments	$6,609	$3,455
Compensation payable	2,722	1,478
Property and equipment purchases	2,227	2,228
Taxes	2,120	2,370
Other	2,004	574
Insurance payable	747	915
Acquisition costs	298	—

	$16,727	$11,020

10.       LINE OF CREDIT AND NOTES PAYABLE

Line of credit and notes payable consist of the following (in thousands):

	December 31,

	2001	2002

Line of credit	$10,000	$10,000
Notes payable to financial institutions	2,992	6,094
Notes payable to vendors	—	3,616

	$12,992	$19,710

During June 1999, we entered into a line of credit agreement (the “Line”) with a financial institution allowing aggregate borrowings of up to $3.0 million for the purchase of equipment and working capital. This Line was amended during December 2000 to extend the maturity of the Line to June 30, 2001 and increase the allowable aggregate borrowings to $10.0 million as limited by certain borrowing base requirements which include maintaining certain levels of revenues, customer turnover ratios and tangible net worth. During 2001, the Line was amended to extend the maturity of the Line to December 31, 2001. The Line required monthly interest only payments at prime plus 1.0% (4.75% at December 31, 2001). Events of default for the Line, as amended, included failure to maintain certain financial covenants or a material adverse change in our financial position. A material adverse change was defined as a material impairment in the perfection or priority of the bank’s collateral or a material impairment of the prospect of repayment of the Line. As of December 31, 2001, we had drawn all amounts available under the facility.

During February 2002, the Line was renewed and allowed us to borrow an additional $5.0 million, up to $15.0 million in aggregate. The renewed facility was originally scheduled to expire on December 31, 2002. Our ability to maintain the drawn amount under the line of credit and have access to the additional $5.0 million depended on a number of factors including the level of eligible receivable balances and liquidity. The facility allowed advances equal to the greater of 80% of eligible accounts receivable or 25% of cash and short-term investments, whichever was greater. The facility contained financial covenants that required us to grow revenues, limit the cash losses, and required minimum levels of liquidity and tangible net worth as defined in the agreement. The lender also had the ability to demand repayment in the event, in their view, there has been a material adverse change in our business. At December 31, 2001, we were in compliance with the financial covenants. Payments under the line were interest only with the full principal due at maturity or renewal.

As part of our acquisition of CO Space on June 20, 2000, we assumed an equipment financing agreement (the “Equipment Note”) with a financial institution, which provided up to $2.0 million through the commitment termination date of June 30, 2000, for the purchase of equipment. The Equipment Note was signed on July 29, 1999, has a 42-month term, and bears interest at 3.25% over the yield of a 42-month U.S. Treasury Note on the day of funding. There are two loan schedules under the Equipment Financing Agreement with interest rates of 8.99% and 9.12%. The financing agreement calls for equal monthly principal and interest payments over the term of the Equipment Financing Agreement with a final payment of 8.5% of the original loan amount. As of December 31, 2001 and 2002, we had outstanding borrowings of approximately $0.9 million and $0.3 million, respectively,under this Equipment Note.

During October 2002, we entered into a revised loan and security agreement, refinancing the Line and the Equipment Note. Under the terms of the new loan and security agreement the $15 million outstanding under the previous facility was refinanced into a $15 million revolving line of credit and a $5 million term loan. Availability under the revolver is based on 80% of eligible accounts receivable plus 25% of unrestricted cash and investments. Availability is further restricted by the $5 million outstanding under the term loan until the Company achieves a specified minimum debt coverage service level for six consecutive months as defined in the agreement. The amount available under the revolver at the time of the refinancing and at December 31, 2002 was $10 million.

The revolving line of credit facility is a 24-month facility expiring during October 2004 and bears interest at a rate ranging from prime plus 1% to prime plus 2% per year (6.25% at December 31, 2002), depending on a certain balance sheet ratio as defined in the agreement. Monthly payments are interest only over the term of the facility. The term loan is a 36-month amortizing facility and bears interest at a fixed rate of 8% per year. Equal monthly payments of principal and interest are due over the term of the facility. The balance outstanding under the term loan was $5.0 million at December 31, 2002. Both the revolving facility and the term loan are governed by a common security agreement and are collateralized by substantially all the assets of the Company. The agreement allows the lender to require us to maintain cash and investment accounts with them and allows the lender greater control over our customer deposits, as defined in the agreement. Both the revolving credit facility and the term loan also contain financial covenants that require us to maintain a minimum tangible net worth as defined in the agreement. Further, the lender has the ability to demand repayment in the event, in its view, there has been a material adverse change in our business.

During August 1999, we entered into an equipment financing arrangement with a finance company, which allows borrowings of up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sublimits of $3.5 million for equipment costs and $1.5 million for the acquisition of software and other service point and facility costs. Loans under the $3.5 million sublimit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of 4-year U.S. Treasury Notes. Loans under the $1.5 million sublimit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. Borrowings under each sublimit were completed prior to May 1, 2000, in accordance with the facility terms and the aggregate balance outstanding under this facility totaled $2.0 million and $781,000 as of December 31, 2001 and 2002, respectively. The weighted average interest rate for all borrowings under this facility was approximately 13% as of December 31, 2002.

On July 31, 2000, we assumed a senior loan and security agreement in connection with the acquisition of VPNX. The agreement provided up to $2.0 through the commitment termination date of August 31, 2000 for the purchase of equipment and requires 36 equal monthly payments of principal and interest. The interest rates on the existing notes range from 6.59% to 8.03%, and each note has a final payment of 15% of the original balance. Outstanding borrowings at December 31, 2001 and 2002 were, $0.1 million and $0, respectively.

During 2002, we completed negotiations with a colocation space provider that resulted in a reduction of the periodic rents paid to the provider for 36 months in exchange for a $2.7 million note payable to be paid in quarterly installments over 36 months. The note bears interest at a rate of 5.5% and is secured by leaseholds, equipment, and customer revenues at one of our service points. The note payable was recorded with an equal prepaid asset that is being amortized to direct cost of network over 36 months. Outstanding borrowings under this note were $2.1 million at December 31, 2002.

During 2002, we completed negotiations with a second colocation space provider that resulted in a reduction of the periodic rent payments made to the provider in exchange for a $604,000 unsecured note payable to be paid in monthly installments of principal and interest beginning in April 2003 and continuing for 28 months. The note bears interest at 12% per annum.

During 2000, we entered into an integrated sales agreement to act as an exclusive reseller for a service provider. The agreement included a revenue commitment to be fulfilled over a two-year period that ended during March 2002. We had fully accrued our liability for the $1.8 million shortfall as of the expiration date of the agreement as a component of accrued expenses. During the second quarter of 2002 we entered into a note payable to the service provider in lieu of immediate payment of the shortfall amount and reclassified the $1.8 million accrued expense to notes payable. The note matures October 5, 2003, is payable in quarterly principal and interest payments, bears interest of 6.0% and is collateralized by certain network equipment. Outstanding borrowings under this note were $900,000 as of December 31, 2002.

Maturities of notes payable at December 31, 2002 are as follows:

Years Ending December 31,

2003	$4,514
2004	2,931
2005	2,265
2006 and beyond	—

Total maturities and principal payments	9,710
Less: current portion	(4,514)

Notes payable, less current portion	$5,196

The carrying value of our notes payable as of December 31, 2002, approximate fair value as the interest rates approximate current market rates of similar debt obligations.

11.       CAPITAL LEASES

Internap leases a significant portion of its property and equipment that are classified as capital leases. Interest on equipment and furniture leases range from 2.3% to 21.5%, expire through 2015 and generally include an option allowing us to purchase the leased equipment or furniture at the end of the lease term for fair market value.

During January 1998, we entered into a Master Agreement to Lease Equipment with one of our equipment vendors. The terms of individual leases under the Master Agreement to Lease Equipment range from 24 to 39 months. Since inception we have leased approximately $61.7 million of equipment under the agreement.

During 2002, we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002, and extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, periodic revenues, EBITDA levels and other customary covenants. Should we breach the covenants, experience a change-of-control represented by a change in 35% of the aggregate ordinary voting power, or the lessor believes we have experienced a material adverse change in our business, the lessor has the ability to demand payment of all amounts due. As of December 31, 2002, we were in compliance with all financial covenants.

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the lease agreement. The extension of payment terms under the amended master lease agreement reduced the present value of our future lease payments and, therefore, we reduced our capital lease obligation and the cost basis of our related leased property and equipment by $2.6 million. At December 31, 2002, the capital lease obligation and leased property accounts were reduced by $2.0 million representing the remaining discount. Interest will continue to accrue on a periodic basis and add to the capital lease obligation through March 2004, the remaining deferral period.

Future minimum capital lease payments together with the present value of the minimum lease payments are as follows (in thousands):

Years Ending December 31,

2003	$3,984
2004	10,733
2005	11,423
2006	2,228
2007	1,246
Beyond 2007	9,181

Total minimum lease payments	38,795
Less: amount representing interest	(11,288)
Less: amount representing discount	(1,959)

Present value of minimum lease payments	25,548
Less: current portion	(2,831)

Capital lease obligations, less current portion	$22,717

12.       INCOME TAXES

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value.

A reconciliation of the provision (benefit) for income taxes from continuing operations for the amount complied by applying the statutory federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,

	2000	2001	2002

Federal income tax benefit at statutory rates	(34)%	(34)%	(34)%
State income tax benefit at statutory rates	(4)%	(4)%	(4)%
Foreign operating losses at statutory rates	—	1%	—
Amortization and write-down of goodwill	10%	16%	—
In-process research and development expense	4%	—	—
Stock compensation expense	2%	—	—
Future utilization of losses precluded by Section 382	—	11%	—
Other	(3)%	(1)%	—
Change in valuation allowance	25%	11%	38%

Effective tax rate	—%	—%	—%

Temporary differences between the financial statements carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred taxes relate to the following (in thousands):

	2001	2002

Deferred income tax assets:
Net operating loss carryforwards	$75,253	$106,391
Capital loss carryforwards	5,510	5,446
Investments	1,824	1,824
Restructuring costs	15,305	5,425
Allowance for doubtful accounts	393	564
Deferred revenue	5,294	3,538
Accrued compensation	149	113
Property and equipment	6,990	13,993
Other	261	361

Deferred income tax assets	110,979	137,655

Deferred income tax liabilities:
Amortization of discounts on investments	(44)	(23)
Purchased intangibles	(3,710)	(1,584)

Deferred income tax liabilities	(3,754)	(1,607)

	107,225	136,048
Valuation allowance	(107,225)	(136,048)

Net deferred tax assets	$—	$—

As of December 31, 2002, we had net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards of approximately $435.0 million, $14.0 million and $2.0 million, respectively. The net operating loss and tax credit carryforwards expire during 2012 through 2022. The capital loss carryforwards expire in 2006. Utilization of net operating losses, capital losses and tax credits are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Due to substantial changes in ownership, we will be precluded from utilizing approximately $169.0 million of our net operating and capital losses, and $1.0 million of our tax credit carryforwards. We have placed a valuation allowance against our deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

13.       EMPLOYEE RETIREMENT PLAN

Internap sponsors a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees who have attained 21 years of age. Plan participants may elect to have up to 15% of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning January 1, 2000, Internap matches the employees’ contributions into the Plan, up to 3% of the employees’ annual compensation. During 2000 and 2001, the Internap contributed $0.7 million and $1.0 million of participant matching to the plan, respectively. No contributions were made during 2002.

14.       COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating leases

Internap, as lessee, has entered into leasing arrangements relating to office and service point rental space that are classified as operating. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2002 (in thousands):

Years Ending December 31,

2003	$16,652
2004	13,823
2005	11,260
2006	9,194
2007	9,245
Thereafter	79,627

$139,801

Rent expense was approximately $16.1 million, $14.3 million and $14.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. Sub-lease income, recorded as a reduction of rent expense, was approximately $406,000 during the year ended December 31, 2002.

Service commitments

We have entered into service commitment contracts with Internet backbone service providers to provide interconnection services and colocation providers to provide space for customers. Minimum payments under these service commitments are as follows at December 31, 2000 (in thousands):

Years Ending December 31,

2003	$36,264
2004	21,701
2005	6,723
2006	5,108
2007	14,670
Beyond 2007	566

$85,032

One of our service commitment contracts with an Internet backbone service provider, representing $20 million of scheduled minimum payments in 2003 and $11.7 million in 2004, includes a provision allowing us to defer portions of our minimum commitments into future periods in the event we do not meet annual contract minimums.

Concentrations of risk

We participate in a highly volatile industry that is characterized by strong competition for market share. Internap and others in the industry encounter aggressive pricing practices, evolving customer demands and continual technological developments. Our operating results could be negatively affected should we not be able to adequately address pricing strategies, customers’ demands, and technological advancements.

We are dependent on other companies to supply various key components of our network infrastructure including the local loops between our service points and our Internet backbone providers and between our service points and our customers’ networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. For some components, we may only use a single supplier. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. Furthermore, we purchase these services and products pursuant to purchase orders placed from time to time. We do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have they adversely affected our operating results. If our limited source of suppliers fails to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments. Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost could adversely impact our operating results.

Litigation

We may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows.

15.       CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

During September 2001, Internap changed the state of its incorporation from Washington to Delaware with the approval of its stockholders. We accomplished the reincorporation by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, shareholders of Internap Network Services Corporation became stockholders of Internap Delaware, Inc. and Internap Delaware’s name was changed to Internap Network Services Corporation.

As part of the reincorporation, we increased the number of authorized shares of our common stock from 50,000,000 shares to 600,000,000 shares and the number of our preferred stock from 10,000,000 shares to 200,000,000 shares. We designated 3,500,000 of the 200,000,000 authorized shares of preferred stock as “Series A Preferred Stock.” We also changed the par values of our common stock and preferred stock from no par to $0.001 per share.

Accordingly, the disclosures in the financial statements and related notes have been adjusted to reflect the September 2001 Certificate of Incorporation and the stock dividend for all periods presented.

Convertible preferred stock

On September 14, 2001, we completed a $101.5 million private placement of units at a per unit price of $1.60 per unit and issued an aggregate of 63,429,976 units, with each unit consisting of 1/20 of a share of Series A convertible preferred stock and a warrant to purchase 1/4 of a share of common stock, resulting in the issuance of 3,171,499 shares of Series A convertible preferred stock and 17,113,606 warrants to purchase equivalent shares of common stock at an exercise price of $1.48256 per share, which are exercisable for a period of five years. The aggregate amount of common stock issuable upon conversion of the Series A convertible preferred stock and the exercise of the warrants is 80,395,000 shares at December 31, 2002.

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

We received net proceeds of $95.6 million from the issuance of the Series A convertible preferred stock and allocated $86.3 million to the Series A convertible preferred stock and $9.3 million to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance (September 14, 2001) pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that among other considerations was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a valuation using the Black Scholes model and the following assumptions: exercise price $1.48256; no dividends; term of 5 years; risk free rate of 3.92%; and volatility of 80%.

During 2002, Series A convertible preferred stockholders converted 240,000 shares of convertible preferred stock at a recorded value of $6.5 million into 5,173,716 shares of common stock. As of December 31, 2002, the Company had shares of Series A convertible preferred stock outstanding with a value of $79.8 million.

Common stock

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

On September 14, 2001, in conjunction with our Series A convertible preferred stock financing, we issued warrants to purchase up to 17,113,606 shares of common stock at $1.48256 per share for a period of five years. The value allocated to these warrants was estimated to be approximately $9.3 million based upon the Black-Scholes option-pricing model.

Outstanding warrants to purchase shares of common stock at December 31, 2002, are as follows (shares in thousands):

Year of Expiration	Weighted Average Exercise Price	Shares

2003	$2.16	22
2004	8.38	191
2005	—	—
2006	1.48	17,114

		17,327

Comprehensive Loss

For the twelve-month periods ended December 31, 2001 and 2002, comprehensive loss was $481.5 million and $72.2 million, respectively. The difference between net loss and comprehensive loss of ($2.4) million and $0.1 million for the periods ended December 31, 2001 and 2002, respectively, is due to unrealized gains and losses on available-for-sale securities for 2001 and an unrealized gain on our equity method investment during 2002.

16.       STOCK-BASED COMPENSATION PLANS

During March 1998, our Board of Directors adopted the 1998 Stock Options/Stock Issuance Plan (the “1998 Plan”), which provides for the issuance of incentive stock options and non-qualified options to eligible individuals responsible for Internap’s management, growth and financial success. Shares of common stock reserved for the 1998 Plan during March 1998 totaled 8,070,000 and were increased to 10,070,000 during January 1999. As of December 31, 2002 there were 3,174,000 options outstanding and 318,000 options available for grant pursuant to the 1998 Plan.

During June 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of incentive stock options and nonqualified stock options to eligible individuals responsible for Internap’s management, growth and financial success. As of December 31, 1999, 13,000,000 shares of common stock were reserved for the 1999 Plan. Upon the first nine anniversaries of the adoption date of the 1999 Plan, the number of shares reserved for issuance under the 1999 Plan will automatically be increased by 3.5% of the total shares of common stock then outstanding or, if less, by 6,500,000 shares. Accordingly on June 19, 2000, and June 19, 2001, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4,831,738 and 5,263,537 shares, respectively. The terms of the 1999 Plan are the same as the 1998 Plan with respect to incentive stock options treatment and vesting. As of December 31, 2002, there were 14,530,000 options outstanding and 7,454,000 options available for grant pursuant to the 1999 Plan.

During May 2000, we adopted the 2000 Non-Officer Equity Incentive Plan (the “2000 Plan”). The 2000 Plan initially authorized the issuance of 1,000,000 shares of Internap’s common stock. On July 18, 2000, our board of directors increased the shares reserved under the 2000 Plan to 4,500,000. Under the 2000 Plan, we may grant stock options only to Internap employees who are not officers or directors. Options granted under the 2000 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the 1999 Plan. As of December 31, 2002, there were 4,519,000 options outstanding and no options available for grant pursuant to the 2000 Plan.

During July 1999, we adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Director Plan”). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 1,000,000 shares of Internap’s common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, 480,000 fully vested options were granted to existing directors on the effective date of our initial public offering with an exercise price of $10.00 per share. Subsequent to our 1999 initial public offering, initial grants, which are fully vested as of the date of the grant, of 80,000 shares of Internap’s common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of December 31, 2002, there were 580,000 options outstanding and 260,000 options available for grant pursuant to the Director Plan.

In connection with the 2000 acquisition of CO Space, we assumed the CO Space, Inc. 1999 Stock Incentive Plan (the “CO Space Plan”). After applying the acquisition conversion ratio, the CO Space plan authorizes the issuance of up to 1,346,840 options to purchase shares of Internap’s common stock. As of December 31, 2002 there were 506,000 options outstanding and 611,000 options available for grant pursuant to the CO Space Plan.

In connection with the 2000 acquisition of VPNX, we assumed the Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and the Switchsoft Systems, Inc. 1997 Stock Option Plan (the “VPNX Plans”). After applying the acquisition conversion ratio, the VPNX Plans authorize the issuance of up to 307,417 options to purchase shares of Internap’s common stock. As of December 31, 2002, there were 12,000 options outstanding and 211,000 options available for grant pursuant to the VPNX Plans.

On September 10, 2002, we adopted the Internap Network Services Corporation, 2002 stock compensation plan (“2002 Plan”). The 2002 Plan provides for the grant of non-qualified stock options to employees and non-employees. A total of 32,000,000 shares of Internap’s common stock has been reserved for issuance under the 2002 Plan; however, this overall share reserve is reduced by any outstanding options issued under the VPNX Plans, the 1998 Plan, the 1999 Plan, the Directors Plan, the CO Space Plan, and the 2000 Plan, discussed above. The maximum number of shares granted to a single participant in any particular year is 10,000,000 shares. Also, subject to certain exclusions, the maximum number of awards issued to officers and directors is limited to 50% of the shares eligible for issuance at the time of the award or grant.

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

We have elected to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap’s common stock at the date of grant over the exercise price to be paid to acquire the stock.

On May 4, 2001, we allowed employees to cancel certain outstanding stock option grants to purchase 8.9 million shares of common stock. On that date we agreed to grant to the same employees options to purchase 8.9 million shares of common stock to be granted six months plus one day after the cancellation, or November 5, 2001, provided, however, that (i) the exercise price of the future grant was the fair value of our common stock on the date of grant, the participating employees cancelled all options granted six months prior to the May 2001 offer exchange date, (ii) the participating employees did not receive any additional grants of options prior to the November 5, 2001 grant date, and (iii) the participating employees were common law employees of Internap on the date of grant. Since Internap accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap’s stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we did not recognize compensation expense related to the grant of the new options.

Similarly, on January 6, 2003, under the terms of a related tender offer to allow domestic employees to cancel certain outstanding stock option grants, we accepted cancellation of 1.6 million options to purchase shares of common stock. On that date, we agreed to grant the same employees options to purchase 1.6 million shares of common stock to be granted six months and one day after the cancellation, or subsequent to June 7, 2003. The tender offer provides, however, that (i) the exercise price of the future grant must be the fair value of our common stock on the date of grant; the participating employees must also cancel all options granted six months prior to November 18, 2002, the offer to exchange date; (ii) the participating employees must not receive any additional grants of options prior to the future grant date; and (iii) the participating employees must be domestic common law employees of Internap on the date of grant. Since Internap accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of Internap’s stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we will not recognize compensation expense related to the grant of the new options.

Option activity for 2000, 2001 and 2002 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price

Balance, December 31, 1999	15,481	$4.10
Granted	12,894	39.44
Assumed from acquisitions	590	5.53
Exercised	(3,686)	1.60
Cancelled	(1,120)	36.88

Balance, December 31, 2000	24,159	21.71
Granted	16,729	1.40
Exercised	(1,223)	0.36
Cancelled	(13,933)	31.69

Balance, December 31, 2001	25,732	4.21
Granted	11,668	0.60
Exercised	(1,252)	0.25
Cancelled	(12,827)	4.49

Balance, December 31, 2002	23,321	2.43

The following table summarizes information about options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding		Options Exercisable (Excluding Options Which Shares Would Be Subject to the Company’s Right of Repurchase)

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Prices

$ 0.03 - $ 0.21	2,646	8.48	823	$0.05
$ 0.22 - $ 0.43	2,029	8.83	531	0.35
$ 0.48 - $ 0.48	3,160	9.97	—	0.48
$ 0.52 - $ 0.54	546	9.83	80	0.54
$ 0.59 - $ 0.77	2,515	9.27	—	—
$ 0.78 - $ 0.96	5,520	8.84	3,646	0.96
$ 0.98 - $ 1.87	2,637	8.81	1,364	1.51
$ 1.88 - $ 4.00	2,611	7.04	2,062	2.64
$ 4.12 - $ 87.19	1,647	7.15	1,325	20.36
$ 105.91	10	7.16	7	105.91

$ 0.03 - $ 105.91	23,321	8.70	9,838	3.96

With the exception of options assumed in conjunction with the CO Space and VPNX acquisitions, the exercise price of options granted during 2000 equaled the fair value of the underlying shares at the date of grant. The weighted average grant date fair value of options granted during 2000, 2001 and 2002 was approximately $363.9 million, $16.8 million and $7.0 million or $28.22, $1.00 and $.60 per share, respectively.

During July 1999, we adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a means by which employees may purchase Internap common stock through payroll deductions. The purchase plan is implemented by offering rights to eligible employees. Under the purchase plan, management may specify offerings with duration of not more than 27 months, and may specify shorter purchase periods within each offering. The first offering began on September 29, 1999 and terminated on September 30, 2002. Purchase dates occur each March 31 and September 30. Employees who participate in an offering under the purchase plan may have up to 15% of their earnings withheld. The amount withheld is then used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the purchase plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in an offering at any time during the offering except during the 15-day period immediately prior to a purchase date. Employees’ participation in all offerings ends automatically on termination of their employment with Internap or one of its subsidiaries. A total of 3,000,000 shares of common stock have been reserved for issuance pursuant to the ESPP. Upon the first nine anniversaries of the adoption date of the ESPP, the number of shares reserved for issuance under the ESPP will be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 3,000,000 shares, subject to Series A shareholder approval. Accordingly, on July 24, 2000 and July 23, 2001, pursuant to the terms of the ESPP, the number of shares reserved for the grant of stock options under the ESPP was increased by 1,500,000 shares on each date. There was no increase to shares reserved during 2002. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

We have adopted the disclosure only provisions of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if we had accounted for its employee stock options (including ESPP participation) under the fair value method. The fair value of options granted in 2000, 2001 and 2002 (including ESPP participation) subsequent to Internap’s initial public offering was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,

	2000	2001	2002

Risk free interest rate	6.00%	4.5%	3.52%
Volatility	100%	100%	100%
Expected life (excluding ESPP)	4 years	4 years	4 years
ESPP expected life	1 year	1 year	1 year

     The pro forma effect of adopting SFAS No. 123 is described in Note 2.

Deferred stock compensation

Prior to 2000, we issued stock options to certain employees under the 1998 and 1999 Plans with exercise prices below the deemed fair value of Internap’s common stock at the date of grant. In accordance with the requirements of APB 25, we recorded deferred stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the common stock at the date of grant. Additionally, in connection with the acquisition of VPNX, we recorded deferred stock compensation related to the unvested options assumed, totaling $5.1 million.

Deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28.

During 2001 and 2002, primarily related to reductions in our workforce, we cancelled the options of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the year ended December 31, 2001 and 2002, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.2 million and $1.0 million, and we reduced our amortization to expense of deferred stock compensation by $1.9 million and $2.7 million to record the benefit of previously recognized expense on unvested options.

As of December 31, 2002, we have recorded deferred stock compensation related to such options granted during 1998 and 1999 for the total amount of $28.9 million, of which $10.7 million, $4.2 million and $2.9 million has been amortized to expense during 2000, 2001 and 2002, respectively.

17.       RELATED PARTY TRANSACTION

On January 1, 2002, we entered into a consulting agreement with Lyford Cay Securities Corp., an affiliate of one of our stockholders, INT Investments, Inc., that beneficially owns more than 5% of our outstanding common stock. Under the terms of this consulting agreement, which was completed in 2002, we paid Lyford Cay Securities Corp. $400,000 to provide us with financial advisory and strategic advice.

In 2002, we engaged Korn/Ferry International, a national executive recruiting firm, to assist in the identification and recruitment of senior executives. We also entered into agreement with other nationally known recruiting firms for additional senior executive searches. For the 2002 fiscal year, we paid Korn/Ferry $262,096 in connection with executive placements. Gregory A. Peters, our President and Chief Executive Officer, is the son-in-law of a managing director of Korn/Ferry.

We have entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expenses to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

18.       SUBSEQUENT EVENTS

On March 25, 2003, we entered into an amendment to our existing loan and security agreement with Silicon Valley Bank (“SVB”). Pursuant to the loan amendment, the amount available under our credit facility with SVB will be increased by an additional $5 million subject to certain conditions precedent. In addition, SVB will make available to us an additional $5 million under a term loan if we meet certain debt coverage ratios.

On April 14, 2003, we entered into an agreement to amend out equipment lease obligations with Cisco Systems Capital Corporation. Specifically, this lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly EBITDA levels. In addition, the lease amendment provides for a revision to one non-financial covenant. The lease amendment also requires our payment on or before April 18, 2003 of a total of $2.2 million to Cisco Systems Capital (representing advance payment of our lease payments due in March and April 2004). As a consequence of the advance payment, we will resume lease payments to Cisco Systems Capital commencing in May 2004 and ending February 2007.

19.       UNAUDITED QUARTERLY RESULTS

The following table sets forth certain unaudited quarterly results of operations for the Company for the years ended December 31, 2001 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results below are not necessarily indicative of those of future periods (in thousands).

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Revenues	$28,440	$29,285	$29,163	$30,516	$32,614	$33,030	$32,711	$34,132

Costs and expenses:
Direct cost of network	23,208	26,594	24,637	24,476	24,105	22,627	17,302	19,173
Customer support	6,723	5,990	4,789	3,978	3,826	3,669	2,867	2,551
Product development	3,785	3,415	2,760	2,273	1,957	1,977	1,836	1,677
Sales and marketing	14,253	9,866	7,496	6,536	6,057	5,801	5,330	4,453
General and administrative	15,154	12,352	9,820	7,165	6,492	5,047	4,548	4,761
Depreciation and amortization	10,473	12,192	13,468	12,417	12,812	13,504	12,390	10,894
Amortization of goodwill and other intangible assets	19,828	6,972	5,658	5,658	1,427	1,606	1,165	1,428
Amortization of deferred stock compensation	2,209	109	814	1,085	352	(11)	(316)	235
Lease termination expense	—	—	—	—	—	—	—	804
Restructuring costs	4,342	—	67,211	(7,457)	(4,954)	—	352	821
Impairment of goodwill and other intangible assets	195,986	—	—	—	—	—	—	—
Loss on sale and retirements of property and equipment	—	—	—	2,714	298	841	1,510	180

Total operating costs and expenses	295,961	77,490	136,653	58,845	52,372	55,061	46,984	46,977

Loss from operations	(267,521)	(48,205)	(107,490)	(28,329)	(19,758)	(22,031)	(14,273)	(12,845)

Other income (expense):
Interest income (expense), net	702	(750)	(861)	(363)	(231)	(464)	(629)	(870)
Loss on investments	—	(19,314)	(6,428)	(603)	(349)	(313)	(334)	(248)

Total other income	702	(20,064)	(7,289)	(966)	(580)	(777)	(963)	(1,118)

Net loss	$(266,819)	$(68,269)	$(114,779)	$(29,295)	$(20,338)	$(22,808)	$(15,236)	$(13,963)

Basic and diluted net loss per share	$(1.79)	$(0.45)	$(0.76)	$(0.19)	$(0.13)	$(0.15)	$(0.10)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	149,115	150,251	150,541	151,221	152,002	153,537	157,177	159,433

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

PricewaterhouseCoopers LLP
Seattle, Washington
April 14, 2003

S-1

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning Of Fiscal Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at end of Fiscal Period

Year ended December 31, 2000
Allowance for doubtful accounts	$206	$1,643	$—	$(479)	$1,370
Tax valuation allowance	18,826	—	60,028	—	78,854

Year ended December 31, 2001
Allowance for doubtful accounts	1,370	4,798	—	(4,985)	1,183
Tax valuation allowance	78,854	—	28,371	—	107,225

Year ended December 31, 2002
Allowance for doubtful accounts	1,183	1,902	—	(1,490)	1,595
Tax valuation allowance	107,225	—	28,823	—	136,048

S-2

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated August 10, 2001).
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed January 9, 2003).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).
10.1

Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.2

Employment Agreement, dated March 28, 2002, between the Registrant and Gregory A. Peters (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002).

10.3*	Employment Agreement, dated December 31, 2002, between the Registrant and Ali Marashi.
10.4

Employment Agreement, dated July 25, 2001 between the Registrant and Eugene Eidenberg (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).

10.5*	Form of Employment Agreement, dated December 31, 2002, between the Registrant and each of David L. Abrahamson, Walter G. DeSocio and Allen Tothill.
10.6

Letter Agreement, dated March 13, 2002, between the Registrant and Robert Gionesi (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002).

10.7*	Letter Agreement dated October 31, 2002 between the Registrant and John Scanlon.
10.8

Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).

10.9

Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.10

Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.11

Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).

10.12

Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.13

Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.14

Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).

10.15

Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).

10.16

Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).

10.17

Lease Agreement, dated June 1, 1996, between the Registrant and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-95503 filed January 27, 2000).

10.18

Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Registrant and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.19

Amended and Restated Investor Rights Agreement, dated October 4, 1999 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-95503 filed January 27, 2000).

10.20

Master Agreement to Lease Equipment No. 1103 dated January 20, 1998 between the Registrant and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 7, 1999).

10.21

Appendix and Amendment to Master Agreement to Lease Equipment No. 1103 and schedules dated May 23, 2002, between the Registrant and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.22

Master Loan and Security Agreement, dated August 23, 1999 between Registrant and Finova Capital Corporation (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 7, 1999).

10.23

Common Stock and Warrant Purchase Agreement, dated September 17, 1999, between Registrant and Inktomi Corporation (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 21, 1999).

10.24

Warrant, dated December 22, 1999, issued to S.L. Partners, Inc (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.25

Form of Warrant issued to Paul Canniff, David Cornfield, Robert J. Lunday, Jr., Dan Newell, Richard Saada, Robert D. Shurtleff, Jr. and Todd Warren (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).

10.26

Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A, File No. 333-95503 dated March 16, 2000).

10.27

Unit Purchase Agreement, dated July 20, 2001, between Registrant and certain purchasers (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.28	Escrow Agreement, dated July 20, 2001, between Registrant and certain purchasers (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement dated August 10, 2001).
10.29	Form of Warrant (incorporated herein by reference to Appendix E to the Company’s Definitive Proxy Statement dated August 10, 2001).
10.30

Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.31*	Amendment to Master Agreement to Lease Equipment No. 1103 and Schedules, dated April 14, 2003, between the Registrant and Cisco Systems Capital Corporation.
10.32*	Amendment to Loan Documents between the Registrant and Silicon Valley Bank, dated March 25, 2003.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

______________

      *    Documents filed herewith.