Form 10-Q
period 2003-03-31
INTERNAP NETWORK SERVICES CORP
filed 2003-05-15
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	91-2145721
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

250 Williams Street
Atlanta, Georgia 30303
(Address of Principal Executive Offices and Zip Code)

(404) 302-9700
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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, which includes the as-converted common stock held by the holders of the Series A preferred stock, as of the latest practicable date: 224,361,851 shares of common stock, $0.001 par value, outstanding as of March 31, 2003, which includes 62,328,090 shares of common stock issuable upon conversion by the holders of the Series A preferred stock.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,978	$25,219
Accounts receivable, net of allowance of $1,429 and $1,595, respectively	13,262	15,232
Prepaid expenses and other assets	5,820	5,632

Total current assets	38,060	46,083
Property and equipment, net of accumulated depreciation of $115,897 and $105,347, respectively	78,492	88,394
Restricted cash	2,088	2,053
Investments	2,828	3,047
Goodwill and other intangible assets, net of accumulated amortization of $39,173 and $37,755, respectively	29,144	30,579
Deposits and other assets	2,963	2,813

Total assets	$153,575	$172,969

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,362	$13,247
Accrued liabilities	9,326	11,020
Deferred revenues	6,299	6,850
Notes payable, current portion	4,016	4,514
Revolving credit facility	8,840	10,000
Capital lease obligations, current portion	2,558	2,831
Restructuring liability, current portion	4,721	6,574

Total current liabilities	50,122	55,036
Deferred revenues	392	1,317
Notes payable, less current portion	4,384	5,196
Capital lease obligations, less current portion	22,979	22,717
Restructuring liability, less current portion	5,793	7,078

Total liabilities	83,670	91,344

Series A convertible preferred stock, $0.001 par value, 3,500 shares authorized; 2,888 and 2,931 issued and outstanding, respectively, with liquidation preferences of $92,405 and $93,792, respectively	78,589	79,790
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 600,000 shares authorized; 162,034 and 160,094 shares issued and outstanding, respectively	162	160
Additional paid in capital	799,729	798,344
Deferred stock compensation	—	(396)
Accumulated deficit	(808,796)	(796,422)
Accumulated items of other comprehensive income	221	149

Total stockholders’ (deficit) equity	(8,684)	1,835

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$153,575	$172,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-month periods ended March 31,

	2003	2002

Revenues	$34,177	$32,614

Costs and expenses:
Direct cost of network	18,668	24,105
Customer support	2,364	3,826
Product development	1,684	1,957
Sales and marketing	5,177	6,057
General and administrative	4,475	6,492
Depreciation and amortization	10,583	12,812
Amortization of other intangible assets	1,428	1,427
Amortization of deferred stock compensation	390	352
Restructuring costs	754	(4,954)
Loss on sales and retirements of property and equipment	—	298

Total operating costs and expenses	45,523	52,372

Loss from operations	(11,346)	(19,758)

Other income (expense):
Interest income (expense), net	(738)	(231)
Loss on equity method investment, net	(290)	(349)

Total other income (expense)	(1,028)	(580)

Net loss	$(12,374)	$(20,338)

Basic and diluted net loss per share	$(0.08)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share	161,084	152,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three-month periods ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,374)	$(20,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,011	14,239
Non-cash restructuring costs/(adjustments)	—	(4,954)
Non-cash interest expense on capital lease obligations	321	—
Provision for doubtful accounts	316	1,111
Non-cash compensation and warrant expense	390	463
Loss on disposal of property and equipment	—	298
Loss on equity method investment	290	349
Changes in operating assets and liabilities:
Accounts receivable	1,654	783
Prepaid expenses, deposits and other assets	(311)	850
Accounts payable	1,115	2,115
Accrued restructuring charge	(3,138)	(5,552)
Deferred revenues	(1,476)	177
Accrued liabilities	(1,692)	(1,730)

Net cash used in operating activities	(2,894)	(12,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(674)	(1,069)
Proceeds from disposal of property and equipment	—	185
Change in restricted cash	(35)	176
Purchase of investments	(27)	(1,347)
Redemption of investments	—	14,533

Net cash (used in) provided by investing activities	(736)	12,478

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of revolving credit facility	(1,160)	—
Principal payments on notes payable	(1,310)	(401)
Payments on capital lease obligations	(332)	(3,666)
Proceeds from exercise of stock options and warrants	24	167
Proceeds from issuance of common stock	167	569

Net cash used in financing activities	(2,611)	(3,331)

Net decrease in cash and cash equivalents	(6,241)	(3,042)
Cash and cash equivalents at beginning of period	25,219	63,551

Cash and cash equivalents at end of period	$18,978	$60,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$707	$1,081
Purchase of property and equipment financed with capital leases	—	788
Change in accounts payable attributable to purchases of property and equipment	—	(62)
Loss on sale or retirement of fixed assets charged to accrued restructuring charge	—	1,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
AND COMPREHENSIVE LOSS

Three-month period ended March 31, 2003
(Unaudited, except amounts as of December 31, 2002)
(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity	Comprehensive Loss

	Shares	Par Value

Balance, December 31, 2002	160,094	$160	$798,344	$(396)	$(796,422)	$149	$1,835
Conversion of Series A convertible preferred stock into common stock	953	1	1,201	—	—	—	1,202
Amortization of deferred stock compensation	—	—	—	395	—	—	395
Reversal of deferred stock compensation for terminated employees	—	—	(6)	1	—	—	(5)
Exercise of options and warrants to purchase common stock	131		24	—	—	—	24
Issuance of employee stock purchase plan shares	856	1	166	—	—	—	167
Net loss	—	—	—	—	(12,374)	—	(12,374)	$(12,374)
Unrealized foreign currency translation gain	—	—	—	—	—	72	72	72

Comprehensive loss	—	—	—	—	—	—	—	$(12,302)

Balance, March 31, 2003	162,034	$162	$799,729	$—	$(808,796)	$221	$(8,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2003, our operating results, cash flows, and changes in stockholders’ (deficit) equity for the three-month periods ended March 31, 2003 and 2002. The balance sheet at December 31, 2002 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission.

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances, amortization of deferred stock compensation, and the allowance for doubtful accounts. Actual results could differ from those estimates.

          Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not affected our financial position, results of operations, or net cash flows.

          The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the future periods.

2.       Risks and Uncertainties

          We have a limited operating history and our operations are subject to certain risks and uncertainties frequently encountered by companies in rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, the ability to manage rapid growth or expansion, competition within the industry, and technology trends.

          We have experienced significant net operating losses since inception.  During fiscal 2002, we incurred net losses of $72.3 million and used $40.3 million of cash in our operating activities.  Management expects operating losses will continue through December 31, 2003.  During 2002, we decreased the size of our workforce by 216 employees, or 40%, as compared to the number of employees at December 31, 2001, and terminated certain real estate leases and commitments in order to control costs.  Our plans indicate our existing cash and investments are adequate to fund our operations through December 31, 2003.  However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors.  If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements and our loan covenants through December 31, 2003.  If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated.  We cannot assure such financing will be available on acceptable terms, if at all.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

3.       Restructuring Charge

2001 Restructuring charge

          During 2001, due to the decline and uncertainty of the telecommunications market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During 2001, we incurred cash restructuring expenditures totaling $19.9 million, non-cash restructuring expenditures of $4.7 million, and reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our restructuring liability by $5.0 million and $7.2 million, respectively. The first quarter 2002 reduction was primarily due to favorable settlements to terminate and restructure certain colocation lease obligations on terms favorable to our original restructuring estimates.  The third quarter 2002 reduction was primarily due to returning the previously restructured Atlanta, Georgia facility into service as the site of the new corporate headquarters.   Pursuant to the original restructuring plans, the Atlanta facility was not to be used by us in the future.  However, due to changes in management, corporate direction, and other factors, that could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring charge

          With the continuing decline and uncertainty in the telecommunications market during 2002, we implemented additional restructuring actions to align our business with market opportunities.  As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002.  The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office, and costs associated with further personnel reductions.  The restructuring and asset impairment charge of $7.6 million during 2002 was offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters.  The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001.

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

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

          The following table displays the activity and balances for restructuring activity relating to the 2002 restructuring charge (in millions):

	December 31, 2002 Restructuring Liability	Cash Reductions	March 31, 2003 Restructuring Liability

Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$9.6	$(2.4)	$7.2
Network infrastructure obligations	1.3	(0.1)	1.2
Other	1.1	(0.2)	0.9
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	1.7	(0.5)	1.2

Total restructuring charge	$13.7	$(3.2)	$10.5

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

          Basic and diluted net loss per share for the three-month periods ended March 31, 2003 and 2002 are calculated as follows (in thousands, except per share amounts):

	Three-month periods ended March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Net loss	$(12,374)	$(20,338)

Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	161,084	152,002

Basic and diluted net loss per share	$(0.08)	$(0.13)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock – equivalent common shares	62,328	68,455
Options to purchase common stock	29,821	25,173
Warrants to purchase common stock	17,326	17,326

	109,475	110,954

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

5.        Goodwill and Intangible Assets

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses.   We will perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142.

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

          Based on the results of the analysis performed we concluded that no goodwill impairment existed as of September 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. During the quarter ended March 31, 2003, an event did not occur that would trigger an impairment charge to goodwill.  As of March 31,2003, goodwill totaled $27.0 million.

6.       Capital Lease Obligations

          Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the lease agreement.  On April 14, 2003, we entered into an agreement to amend our equipment lease obligations with Cisco Systems Capital Corporation.  Specifically, this lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) levels.  In addition, the lease amendment provides for a revision to one non-financial covenant.  The lease amendment also required a payment that was made on April 15, 2003 of a total of $2.2 million (representing advance payment of our lease payments due in March and April 2004).  As a consequence of the advance payment, we will not make a payment in March and April of 2004 and will resume lease payments to Cisco Systems Capital in May 2004 and ending February 2007.

7.       Revolving Credit Facility and Notes Payable

          The Company has a loan and security agreement with a $15.0 million revolving credit facility (“Revolver”) and a $5.0 million term loan.  Availability under the Revolver is based on 80% of eligible accounts receivable plus 25% of unrestricted cash and investments.  Availability is further restricted by the $5.0 million outstanding under the term loan until the Company achieves a specified minimum debt coverage service level for six consecutive months as defined in the agreement.  On March 25, 2003, we entered into an amendment to our loan and security agreement where the amount available under our Revolver was increased by an additional $5.0 million, subject to certain conditions precedent.  Also the percentage for calculating availability of unrestricted cash and investments was increased to 50% from 25%.   In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios.  The balance outstanding under the term loan was $4.6 million at March 31, 2003, while the balance under the Revolver was $8.8 million.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

8.       Stock-Based Compensation Plans

          On March 31, 2003, we had eight stock-based employee compensation plans, which the company accounts for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.   During the three month period ended March 31, 2003, we fully amortized our deferred stock compensation to expense for $0.4 million.

          The Company accounts for stock-based compensation based on the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant.

          Fair Value Disclosures

          The Company calculated the fair value of each option (including the Employee Stock Purchase Plan (“ESPP”)) on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

March 31, 2003

Risk-free interest rate	3.52%
Expected life (excluding ESPP)	4 years
ESPP expected life	1 year
Dividend yield	None
Expected volatility	100%

          Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma income (loss) would have been as follows:

	March 31, 2003	March 31, 2002

Net income (loss):
As reported	$(12,374)	$(20,338)
Add: compensation expense	390	352

Pro forma net loss	$(11,984)	$(19,986)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.13)
Add: compensation expense	0.01	—

Pro forma	$(0.07)	$(0.13)

9.       Series A Convertible Preferred Stock

          During the quarter ended March 31, 2003, Series A convertible preferred stockholders converted 44,140 shares of convertible preferred stock at a recorded value of $1.2 million into 952,733 shares of common stock.  As of March 31, 2003, the Company had 2,887,661 shares of Series A convertible preferred stock outstanding with a recorded value of $78.6 million.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

10.       Recent Accounting Pronouncements

            In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This standard requires costs associated with exit or disposal activities to be recognized when they are incurred.  The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company has adopted the provisions of SFAS No. 146 and has recorded restructuring charges accordingly.

            In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”  This standard amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of this standard during 2002.

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

            In February 2003, the Emerging Issues Task Force (“EITF”) issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The Company is currently assessing the impact of EITF No. 00-21 as it relates to revenue arrangements with multiple deliverables.

INTERNAP NETWORK SERVICES CORPORATION

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

          The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of March 31, 2003, and Internap undertakes no duty to update this information. Should events occur subsequent to March 31, 2003 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q, or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov.  More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” beginning on page 22 of this Form 10-Q.

Overview

          Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) is a leading provider of Internet Protocol (IP)-based connectivity solutions to businesses that need assured network availability for mission-critical applications.  Customers connected to the Internet through one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the major networks that comprise the Internet and delivers mission-critical information and communications quickly and reliably.  Use of our overlay network usually results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers.  In addition to IP connectivity, we offer colocation services and virtual private networking (“VPN”) services.  We also complement our service offerings as resellers of VPN, content delivery network (“CDN”), managed security and managed storage services.  The majority of our revenue is derived from high-performance Internet connectivity and related colocation services.  As of March 31, 2003, we provided our services to 1,389 customers located throughout the United States and globally.

          Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 34 service points to customers.  We provide our connectivity services through the deployment of service points, which are redundant network infrastructure facilities coupled with our proprietary routing technology.  Service points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones.  As of March 31, 2003, we operated 34 service points in 17 major metropolitan market areas.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Restructuring Charge

2001 Restructuring charge

          During 2001, due to the decline and uncertainty of the telecommunications market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During 2001, we incurred cash restructuring expenditures totaling $19.9 million, non-cash restructuring expenditures of $4.7 million and reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our restructuring liability by $5.0 million and $7.2 million, respectively. The first quarter 2002 reduction was primarily due to favorable settlements to terminate and restructure certain colocation lease obligations on terms favorable to our original restructuring estimates.  The third quarter 2002 reduction was primarily due to returning the previously restructured Atlanta, Georgia facility into service as the site of the new corporate headquarters.   Pursuant to the original restructuring plans, the Atlanta facility was not to be used by us in the future.  However, due to changes in management, corporate direction, and other factors that could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring charge

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

          The following table displays the activity and balances for restructuring activity relating to the 2002 restructuring charge (in millions):

	December 31, 2002 Restructuring Liability	Cash Reductions	March 31, 2003 Restructuring Liability

Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$9.6	$(2.4)	$7.2
Network infrastructure obligations	1.3	(0.1)	1.2
Other	1.1	(0.2)	0.9
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	1.7	(0.5)	1.2

Total restructuring charge	$13.7	$(3.2)	$10.5

Results of Operations

          Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services, and video conferencing services.  We also offer T-1 and fractional DS-3 connections at fixed rates.  We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable.  Customers are billed on the first day of each month either on a usage or a flat-rate basis.  The usage based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs.  Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

          General and administrative costs consist primarily of compensation and other expenses for executive, finance, human resources and administrative personnel, professional fees and other general corporate costs.

          Since inception, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the fair value of our common stock on the date options were granted and the exercise price.  In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed.  These amounts are included as a component of stockholders’ (deficit) equity and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28.  We recorded amortization of deferred stock compensation in the amount of  $0.3 million and $0.4 million for the three months ended March 31, 2002 and 2003, respectively.  At March 31, 2003, the entire amount of deferred stock compensation had been fully amortized.

          The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate its prospects.  We have only been in existence since 1996, and our services are only offered in limited regions.  We have incurred net losses in each quarterly and annual period since our inception, and as of March 31, 2003, our accumulated deficit was $808.8 million.

          The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three-month periods ended March 31,

	2003	2002

Revenues	100%	100%

Costs and expenses:
Direct cost of network	55%	74%
Customer support	7%	12%
Product development	5%	6%
Sales and marketing	15%	19%
General and administrative	13%	20%
Depreciation and amortization	31%	39%
Amortization of intangible assets	4%	4%
Amortization of deferred stock compensation	1%	1%
Restructuring costs	2%	(15)%
Loss on sales and retirements of property and equipment	—	1%

Total operating costs and expenses	133%	161%

Loss from operations	(33)%	(61)%

Other income (expense):
Interest income (expense), net	(2)%	(1)%
Loss on equity method investment, net	(1)%	(1)%

Total other income (expense)	(3)%	(2)%

Net loss	(36)%	(63)%

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

     Three-month Periods Ended March 31, 2003 and 2002

                    Revenues.  Revenues for the three months ended March 31, 2003 increased by 5% to $34.2 million, up from $32.6 million for the three months ended March 31, 2002. The increase was primarily driven by a reduction in credits and an increase in other non-recurring revenues, compared to the year-ago period. Together, these items increased $1.2 million, accounting for more than 75% of the total revenue improvement. As of March 31, 2003, our customer base totaled 1,389 customers across our 17 metropolitan markets, up 37% over the 1,014 customers as of March 31, 2002.  Revenue for the first quarter of 2003 also included $1.5 million in non-cash contractual services that were previously paid by customers and were reflected on the balance sheet as deferred revenues at December 31, 2002. As of March 31, 2003, the balance of deferred revenues was $6.7 million. This amount will be amortized into revenue over the remaining relationship period.  Of the total, $6.3 million will be realized as revenue over the next 12 months, and $392,000 will be recognized over future periods. We expect the composition of future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past.

                    Direct Cost of Network.  Direct cost of network for the three months ended March 31, 2003 decreased 23%, to $18.7 million from $24.1 million for the three months ended March 31, 2002. The decrease of $5.4 million in 2003 primarily reflects reduced network cost and local access expenses, representing $4.8 million, or 88% of the decrease. In addition, third-party colocation and service point facility costs were reduced by more than $1.1 million. These decreases were offset by higher local access costs, which are generally passed through to our customers. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Connectivity costs are expected to decrease during 2003, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2002. Content delivery network and other costs associated with reseller arrangements are generally variable in nature. As revenue increases, we expect these costs to increase during 2003. By contrast, colocation and other service point facility costs are generally fixed in nature. We expect these costs to remain relatively constant during 2003.

                    Customer Support.  Customer support costs for the three months ended March 31, 2003 decreased 38%, to $2.4 million from $3.8 million for the same period in 2002.  The decrease of $1.4 million was primarily driven by decreases in compensation (representing 82% of the decrease) and facilities (representing 11% of the decrease). In addition, indirect decreases were realized in communications, training, and other personnel-related expenses, due to the lower headcount (representing 7% of the total decrease). We expect customer support costs will decrease during 2003 due to the full-year effect of employee terminations completed during 2002.

                    Product Development.  Product development costs for the three months ended March 31, 2003 decreased 14% to $1.7 million from $2.0 million for the same period in 2002.  The decrease of $0.3 million almost entirely reflects reduced facilities, representing 97% of the decrease. In addition, reduced compensation expense (representing 27% of the decrease), and other personnel-related expenses were offset by increased office expenses (24%), primarily associated with equipment maintenance.  We anticipate product development costs in 2003 will decrease due to the full-year effect of employee terminations completed during 2002.

                    Sales and Marketing.  Sales and marketing costs for the three months ended March 31, 2003 decreased 15% to $5.2 million from $6.1 million for the same period in 2002.  Essentially all of the $0.9 million decrease can be attributed to lower compensation and commission expenses resulting from employee terminations completed during 2002. Sales and marketing expenses in 2003 should remain consistent with 2002 levels as a result of planned increases in the number of quota-carrying salespeople over the remainder of the year.

                    General and Administrative.  General and administrative costs for the three months ended March 31, 2003 decreased 31% to $4.5 million from $6.5 million for the same period in 2002.  The decrease of $2.0 million reflects lower compensation costs (representing 76% of the decrease), lower bad debt expense (25% of the decrease), lower taxes (15% of the decrease), and reduced contractor and consulting expenses (7% of the decrease). Offsetting these reductions were increases in recruiting and relocation expenses (14%), office supplies (5%), and insurance (4%). General and administrative costs should be lower in 2003 (as compared to 2002) as a result of employee terminations and other cost savings measures taken during 2002.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

                    Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2003 decreased 16% to $12.0 million as compared to $14.2 million for the quarter ended March 31, 2002. The decrease was primarily due to retirements and write-downs of assets during 2002, which reduced the base of gross capitalized assets by $14.9 million over the past 12 months, to $194.4 million at March 31, 2003. Part of this decrease in assets was associated with the retirement of assets related to network and service point equipment in place in Amsterdam, The Netherlands, a service point location that was decommissioned since March 31, 2002.  We now service those customers through our service point located in London, England. We expect network depreciation and amortization will continue to decrease in 2003, as compared to 2002, as existing assets reach the end of their depreciable lives and we operate our business with lower capital spending in future periods.  Our current plans do not require the deployment of significant additional capital assets during 2003.

                    Other Income (Expense).  Other income (expense) consists of interest income, interest and financing expense, investment losses and other non-operating expenses.  Other income (expense) for the three months ended March 31, 2003 increased to $1.0 million of net expenses, compared to $0.6 million of net expenses for the three months ended March 31, 2002.  This increase was primarily due to higher net interest expense, which increased $0.2 million, partially offset by reduced losses on our equity-method investments.  We expect other expenses in 2003 to be slightly higher than 2002 levels due to increased interest expenses resulting from our lower investment balance and higher outstanding debt levels.

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

          Based on the results of the analysis performed we concluded that no goodwill impairment existed as of September 30, 2002. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by Internap. As of March 31,2003, goodwill and other intangible assets, net of cumulative amortization, totaled $29.1 million.

Liquidity and Capital Resources

Cash Flow for the Three Months Ended March 31, 2003 and 2002

                    Net Cash Used in Operating Activities.  Net cash used in operating activities was $2.9 million for the three months ended March 31, 2003, and was primarily due to unfavorable changes in the company’s net working capital composition. The cash effect of earnings was positive $1.0 million, reflecting the net loss from continuing operations of $12.4 million, which was more than offset by depreciation and amortization of $12.0 million and other non-cash items of $1.3 million. Net working capital was a net use of cash totaling $3.8 million during the quarter ended March 31, 2003. Of the net working capital changes, uses of cash were primarily represented by a decrease in accrued restructuring costs of $3.1 million, a decrease in accrued liabilities of $1.7 million, and a decrease in deferred revenue of $1.5 million. These effects were partially offset by a $1.7 million reduction in accounts receivable and an increase in accounts payable of $1.1 million, which represent sources of cash.  The decrease in receivables was related to improved receivable collections during the fiscal first quarter, which resulted in a days’ sales outstanding metric of 35 days, a three-day improvement compared to the quarter ended December 31, 2002.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

          Net cash used in operating activities was $12.2 million for the three-month period ended March 31, 2002 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $8.8 million. In addition, net working capital changes were a $3.3 million use of cash in the period ended March 31, 2002. The cash use was primarily due to a $5.5 million decrease in accrued restructuring charges, a $2.1 million decrease in accounts payable, and a decrease of $1.7 million in accrued liabilities. These uses of cash were partially offset by a decrease in accounts receivable of $0.8 million and a decrease in prepaid expenses, deposits, and other assets of $0.8 million. The decrease in the accrued restructuring charge was primarily associated with restructuring payments made relating to real estate obligations. The decrease in accounts receivable reflected the reduction of our days’ sales outstanding metric from 45 days at December 31, 2001 to 39 days at March 31, 2002.

          Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $0.7 million for the quarter ended March 31, 2003, which was almost entirely due to capital spending of $0.7 million, related to purchases of property and equipment.

          Net cash provided by investing activities was $12.5 million for the three-month ended March 31, 2002. Proceeds of $14.5 million received from the maturity of investments were partially offset by $1.1 million in purchases of property and equipment and $1.3 million invested in our Japan joint venture, Internap Japan. The purchases of property and equipment primarily represent capitalized labor for the development of internal use software and equipment to be used within our network infrastructure. The investment in the joint venture with NTT-ME Corporation of Japan is being accounted for as an equity-method investment under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” During the first fiscal quarter of 2002, the joint venture authorized a second capital call, and we invested an additional $1.3 million into the partnership in proportion to our ownership interest.

          Net Cash Used in Financing Activities.  Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases, and bank loans.  As of March 31, 2003, we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our equity securities.

          Net cash used in financing activities for the quarter ended March 31, 2003 was $2.6 million.  Cash used included $1.2 million related to payments against the company’s revolving credit line. As a result of these payments, as of March 31, 2003 we held $8.8 million in debt under the $10.0 million revolving credit line. In addition, cash used included payments of $1.3 million toward the company’s notes payable obligations. As a result of these payments, as of March 31, 2003 we held $8.4 million in debt, with $4.0 million due within the next 12 months. This is a reduction of $1.3 million in debt, compared to the $9.7 million due as of March 31, 2002, and a reduction of $0.5 million in the current portion of the debt, compared to the same period a year ago. In addition, cash used included $0.3 million in interest payments associated with the company’s capital lease obligations. As of March 31, 2003, we held $25.5 million in capital lease obligations, a balance that was essentially unchanged from the prior year period. These uses of cash were offset by proceeds of $0.2 million from exercises of stock options and warrants, and from the sale of common stock, including stock issued to employees pursuant to the Amended and Restated 1999 Employee Stock Purchase Plan.

          Net cash used in financing activities for the three-month period ended March 31, 2002 was $3.3 million, and related primarily to the payments on notes payable and capital leases, totaling $4.0 million offset by the proceeds of the employee stock purchase plan stock purchase and the exercise of options and warrants, totaling $0.7 million.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Liquidity

                    We have experienced significant net operating losses since inception.  During the fiscal first quarter of 2003, we incurred a net loss of $12.4 million and used $6.2 million of cash. As of March 31, 2003, we held $21.1 million in cash and marketable securities, of which $2.1 million was restricted cash.

                    Management expects net losses to continue for the foreseeable future.  Over the past year, we have decreased the size of our workforce by 137 employees, a 29% reduction from the 468 full-time employees at March 31, 2002. Our plans indicate our existing cash and investments will be adequate to fund operations in 2003. Moreover, we anticipate reaching positive free cash flow by year-end 2003. Our cash requirements through the end of 2003 are primarily to fund operations, restructuring outlays, payments to service capital leases, payments on notes payable, and capital expenses.  However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors.  If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements in 2003.  If, however, our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated.  We cannot assure you such financing will be available on acceptable terms, if at all.

                    With the slowdown in the macroeconomic environment in the U.S. economy, and with continuing declines and general uncertainty in the telecommunications market in particular, we have been focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenue.  During fiscal 2001, we announced two separate restructurings of our business.  Under these restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the company’s operating cost structure.  In total, restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million have been recognized against earnings over the past nine quarters.  We completed the majority of our restructuring activities related to the 2001 plan during 2002. We expect to complete the restructuring activities related to the 2002 plan during 2003, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend through 2015.

                    Commitments and Other Obligations.  We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements.  The amounts primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license colocation space used for resale to customers.  Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

                    Credit Facilities.  As of March 31, 2003, we used $8.8 million of the $15.0 million revolving credit facility. In March 2003, we entered into an amendment to our existing loan and security agreement. Pursuant to the loan amendment, the amount available under our credit facility was increased by an additional $5.0 million, to a total of $20.0 million, subject to certain conditions.

                    Preferred Stock.   During the quarter ended March 31, 2003, Series A convertible preferred stockholders converted 44,140 shares of convertible preferred stock at a recorded value of $1.2 million into 952,733 shares of common stock.  As of March 31, 2003, the Company had 2,887,661 shares of Series A convertible preferred stock outstanding with a recorded value of $78.6 million.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

          Lease Facilities.  Since our inception, we have financed the purchase of network routing equipment using capital leases.  The present value of our capital lease payments totaled $25.5 million as of March 31, 2003. Of this total, $2.6 million is to be paid over the next 12 months.  We have fully utilized available funds under our lease facilities.

          In April 2003, we amended the terms of our master lease agreement with our primary supplier of networking equipment. Specifically, the lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly EBITDA levels. In addition, the lease amendment provides for a revision to a non-financial covenant. The lease amendment also required our payment on or before April 18, 2003, of a total of $2.2 million (representing advance payment of our lease payments due in March and April 2004).

          Subsequent to the quarter ended March 31, 2003, the payment was made on April 15, 2003 in accordance with the terms of the amendment. As a consequence of the advance payment, we will resume lease payments in May 2004 and ending in February 2007.

Recent Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This standard requires costs associated with exit or disposal activities to be recognized when they are incurred.  The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”  This standard amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of this standard during 2002.

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

          In February 2003, the Emerging Issues Task Force (“EITF”) issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The Company is currently assessing the impact of EITF No. 00-21 as it relates to revenue arrangements with multiple deliverables.

Recent Developments

          On March 11, 2003, the Securities and Exchange Commission issued a release adopting certain amendments to the minimum bid price rules for listing on the NASDAQ National Market and SmallCap Market. On April 25, 2003, NASDAQ notified us by letter that pursuant to the amended rules it would extend to July 21, 2003 our deadline for complying with the requirements for continued listing of our common stock on the NASDAQ SmallCap Market. NASDAQ has proposed additional rules amendments under which we may be eligible for additional grace periods beyond July 21, 2003. There is no assurance that such amendments will be approved by the Securities and Exchange Commission in a timely manner, if at all, or that the amendments as adopted would contain listing criteria that we would satisfy in order to remain listed on the NASDAQ SmallCap Market.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

Risks Related to Our Business

We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Profitability.

          We have incurred net losses in each quarterly and annual period since we began operations in May 1996.  We incurred a net loss of $12.4 million in the quarter ended March 31, 2003, and $185.5 million, $479.2 million and $72.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.  As of March 31, 2003, our accumulated deficit was $808.8 million.  We may incur negative cash flows for the next several quarters and net losses for the foreseeable future.

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

Our Operating Results May Disappoint Analysts’ or Investors’ Expectations, Which Could Have a Negative Impact on Our Stock Price.

          Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter.  Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected results of operations should we be unable to make timely adjustments to compensate for them.  Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our results of operations.  Because our results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any particular period as an indication of future performance in our business operations or stock price.  For example, our quarterly revenue sequential growth rates for the quarters ended December 31, 2001 through March 31, 2003, have varied between (1.0%) and 7%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 133% and 193%.  Fluctuations in our operating results depend on a number of factors.  Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by our competitors, fluctuations in demand and the length of sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions.  Other factors that may cause fluctuations in our operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases.  For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license colocation space from providers before customers are secured.  We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Pricing Pressure Could Decrease Our Revenue and Threaten the Viability of Our Business Model.

          We face intense competition along several fronts (more fully described below), including price competition.  Increased price competition and other related competitive pressures could erode revenues, and significant price deflation could threaten the viability of our business model.  We currently charge, and expect to continue to charge, more for our Internet connectivity services than our competitors.  By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices.  Because we rely on Internet backbone providers in delivering our services and have agreed with some of these providers to purchase their services without regard to the amount we resell to our customers, we may not be able to offset the effects of competitive price reductions even with an increased number of customers, higher revenues per customer from enhanced services, cost reductions or otherwise.  In addition, we believe the Internet connectivity industry is likely to encounter further consolidation in the future.  Consolidation could result in increased pressure on us to decrease our prices.  Furthermore, the prolonged downturn in the U.S. economy has prompted many companies who require Internet connectivity to reevaluate the cost of such services.  We believe that a continuing and further prolonged economic downturn could result in existing and potential customers being unwilling to pay for premium Internet connectivity services, which would seriously harm our business and could make additional capital unavailable.

If We Are Unable to Continue to Receive Services from Our Backbone Providers, or Receive Their Services on a Cost-Effective Basis, We May Not Be Able to Provide Our Internet Connectivity Services on Favorable Terms.

          In delivering our services, we rely on a number of Internet backbones, all of which are built and operated by others.  In order to be able to provide high performance routing to our customers through our service points, we purchase connections from several Internet backbone providers.  There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis or on otherwise favorable terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand.  Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms. Currently, in each of our domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Qwest Communications International, Level 3 Communications, Sprint Internet Services, UUNET Technologies (a WorldCom company) and Verio (an NTT Communications company).  We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers.  We may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in certain geographic areas, such as Asia and Europe, in which we locate our service points.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on a Timely Basis or on Terms Acceptable to Us.

          We expect to meet our cash requirements in 2003 with existing cash, cash equivalents, short-term investments, cash flows from sales of our services and credit facilities.  If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail capital spending and reduce expenses to ensure our cash and investments will be sufficient to meet our cash requirements in 2003.  We may, however, require additional financing sooner than anticipated.  In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all.  Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants restricting our ability to incur further indebtedness and will likely require us to pledge assets as security for any such borrowings.

          Given our recent efforts to reduce our capital and operating expenditures, we may not be able to expand our business in the future.  Any such expansion would require significant capital and we may be unable to obtain additional financing on satisfactory terms, if at all.

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

Because We Have Limited Experience Operating Internationally, Our International Operations May Not Be Successful.

          Although we currently have service points in London, England and a joint venture with NTT-ME Corporation operating a service point in Tokyo, Japan, we have limited experience operating internationally.  We may not be able to adapt our services to international markets or market and sell these services to customers abroad.  In addition to general risks associated with international business operations, we face the following specific risks in our international business operations:

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Constrained or May Fail.

          Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets.  Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources.  For example, as of December 31, 1996, we had one operational service point and nine employees compared to 34 operational service points and 318 full-time employees as of December 31, 2002.  In addition, we had $69.6 million in revenues for the year ended December 31, 2000, compared to $132.5 million in revenues for the year ended December 31, 2002.  Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan.  We also resell certain products and services of Akamai Technologies, Inc., and others.  We expect our recent growth will continue to strain our management, operational and financial resources.  For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations.  The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

For Certain of Our Service Points, We May Be Obligated to Purchase Local Access or Other Services on Unfavorable Terms.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

          Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins, attacks and similar disruptive problems. This could result in our liability for damages, and our reputation could suffer, thereby deterring potential customers from working with us.  Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers.  Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.  Although we intend to continue to implement industry-standard security measures, in the past third parties have occasionally circumvented some of these industry-standard measures, although not in our system.  Therefore, there can be no assurance that the measures we implement will not be circumvented.  The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

          Our Series A preferred stock and warrants originally issued in 2001 have substantially increased the number of shares of common stock that may be issued in the future.  If all Series A preferred stock was converted and all warrants were exercised, our outstanding shares of common stock would increase from approximately 162 million shares to approximately 241 million shares, or and increase of approximately 49%, as of March 31, 2003.  The issuance of our common stock upon the conversion of Series A preferred stock or the exercise of warrants could have a depressive effect on the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

The Holders of Our Series A Preferred Stock, as a Group, Have the Ability to Control a Significant Portion of Our Common Stock.

          The holders of our Series A preferred stock, as a group, control a significant portion of our outstanding capital stock and, as such, have significant voting power with respect to our shares.  In light of certain holders’ combined ownership of a substantial amount of outstanding shares of our common stock, those holders may be able to influence the outcome of matters brought before the shareholders, including a vote for the election of directors, changes to our certificate of incorporation and bylaws and other matters requiring shareholder approval.

The Holders of Our Series A Preferred Stock Have Payment Rights That are Senior to Holders of Our Common Stock in Certain Events.

          In the event of a liquidation, dissolution or winding up of the Company, holders of our Series A preferred stock would have claims against our assets that are senior to any claims of the holders of our common stock.  In that event, the holders of the Series A preferred stock would be entitled to be paid out of the proceeds received from the sale of such assets before any payments would be made to the holders of our common stock.  More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon.  That amount is currently equal to $32.00 per share of preferred or $92,405,161 in the aggregate for all shares of Series A preferred stock outstanding as of March 31, 2003.  After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt until the holders of our Series A preferred stock shall have received three times the original issue price.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

          In the event of a “deemed liquidation” (defined in our certificate of incorporation as including a transaction involving a change in control of the Company), the holders of our Series A preferred stock would be entitled to be paid out of the consideration received in that transaction certain substantial preferential distributions before any distributions would be made to the holders of our common stock.  More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon.  That amount is currently equal to $32.00 per share of preferred or $92,405,161 in the aggregate for all shares of Series A preferred stock outstanding as of March 31, 2003.  After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt of remaining consideration received in that transaction until the holders of our Series A preferred stock shall have received three times the original issue price.  As a result, as long as a significant number of shares of our Series A preferred stock remain outstanding, it is highly unlikely that a transaction contemplating a change of control of the Company would be received by the Company from a third party, or if received could be approved and recommended by our management or board of directors consistent with the relevant fiduciary duties of those persons in considering that approval or recommendation.

The Terms of Our Series A Preferred Stock Contain a Number of Restrictive Covenants in Favor of the Holders of That Stock That Could Impair or Impede Our Ability to Carry Out Our Business Plan or Take Other Actions, Including Those Otherwise Deemed to be in the Best Interests of the Holders of Our Common Stock.

          The terms of our Series A preferred stock contain covenants that restrict the Company’s operations in a number of significant respects.  Without the approval of holders of at least 50% of the outstanding shares of such stock, the Company may not, among other things: increase or decrease its authorized number shares of capital stock; authorize, issue or sell securities that rank equal with or senior to our Series A preferred stock as to redemption, voting rights, liquidation preferences or dividends; issue debt in excess of $5 million; or increase the number of shares available under our stock compensation plans.  The terms of our Series A preferred stock also contain an anti-dilution provision that would, if we issue shares of common stock or are deemed to issue those shares in certain circumstances or at prices below the conversion price of the Series A preferred stock (currently $1.48 per share of common stock), cause us to issue substantial numbers of shares of common stock to our holders of Series A preferred stock, resulting in potentially substantial dilution in the economic and voting power of the holders of our common stock.  There is no assurance that the Company could obtain the approval of the requisite percentage of holders of Series A preferred stock to the waiver or amendment of one or more of the foregoing restrictive covenants on a timely basis, if at all.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We maintain cash and short-term deposits at our financial institutions that have daily liquidity.  Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value.  We also have a $1.2 million equity investment in Aventail, an early stage, privately held company.  This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize.  Because of risk associated with this investment, we could lose our entire initial investment in Aventail.  Furthermore we have invested $4.1 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan.  This investment is accounted for using the equity-method and to date we have recognized $2.7 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses.  Furthermore, the joint venture investment is subject to foreign currency exchange rate risk.  In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

          As of March 31, 2003, our cash equivalents mature within three months and our short-term investments generally mature in less than one year.  Therefore, as of March 31, 2003, we believe the reported amounts of cash and cash equivalents, investments and lease obligations to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

          As of March 31, 2003, our notes payable, revolving credit facility and capital lease obligations are recorded at the face amount of the obligation, which approximates the fair value and the market risk.  None of the obligations have been hedged through the use of derivative instruments as of March 31, 2003.

          Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States.  Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.     CONTROLS AND PROCEDURES.

          (a)     Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for our company.  Our disclosure controls and procedures include our “internal controls”, as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002).  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

          (b)     Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.  As a result, there were no corrective actions to be taken.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                                         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                         None

ITEM 5.  OTHER INFORMATION

                                         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

Exhibit Number	Description

3.1

Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2002, filed January 9, 2003)

10.1	Amendment to Master Agreement to Lease Equipment No. 1103 and Schedules between the Registrant and Cisco Systems Capital Corporation dated April 14, 2003 (incorporated by reference herein to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended December 31, 2002, filed April 15, 2003)
10.2	Amendment to Loan Documents between the Company and Silicon Valley Bank, dated March 25, 2003 (incorporated by reference herein to Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed April 15, 2003)
99.1	Certification of Gregory A. Peters, President and Chief Executive Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Robert R. Jenks, Vice President and Chief Financial Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

                                         None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ ROBERT R. JENKS

Robert R. Jenks Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 15, 2003

CERTIFICATION

          I, Gregory A. Peters, President and Chief Executive Officer certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Internap Network Services Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

          5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

By:	/s/ GREGORY A. PETERS

Gregory A. Peters President and Chief Executive Officer

Date:	May 15, 2003

CERTIFICATION

          I, Robert R. Jenks, Vice President and Chief Financial Officer certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Internap Network Services Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

          5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

          a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

c. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT R. JENKS

Robert R. Jenks Vice President and Chief Financial Officer

Date:	May 15, 2003