Form 10-Q
period 2003-06-30
INTERNAP NETWORK SERVICES CORP
filed 2003-08-14
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  000-27265

INTERNAP NETWORK SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	91-2145721 (I.R.S. Employer Identification Number)

250 Williams Street
Atlanta, Georgia 30303
(Address of Principal Executive Offices, Including Zip Code)

(404) 302-9700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, which includes the as-converted common stock held by the holders of the Series A preferred stock, as of the latest practicable date: 224,846,571 shares of common stock, $0.001 par value, outstanding as of August 8, 2003, which includes 61,868,485 shares of common stock issuable upon conversion by the holders of the Series A preferred stock.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

SIGNATURES	34

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,281	$25,219
Accounts receivable, net of allowance of $1,534 and $1,595, respectively	15,474	15,232
Prepaid expenses and other assets	3,633	5,632

Total current assets	29,388	46,083
Property and equipment, net of accumulated depreciation of $125,669 and $105,347 respectively	70,547	88,394
Restricted cash	2,088	2,053
Investments	2,571	3,047
Goodwill and other intangible assets, net of accumulated amortization of $40,608 and $37,755, respectively	27,384	30,579
Deposits and other assets	2,521	2,813

Total assets	$134,499	$172,969

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,598	$13,247
Accrued liabilities	8,966	11,020
Deferred revenues	4,998	6,850
Notes payable, current portion	3,324	4,514
Revolving credit facility	9,209	10,000
Capital lease obligations, current portion	2,359	2,831
Restructuring liability, current portion	3,761	6,574

Total current liabilities	44,215	55,036
Deferred revenues	210	1,317
Notes payable, less current portion	3,691	5,196
Capital lease obligations, less current portion	21,167	22,717
Restructuring liability, less current portion	5,249	7,078

Total liabilities	74,532	91,344

Series A convertible preferred stock, $0.001 par value, 3,500 shares authorized; 2,888 and 2,931 issued and outstanding, respectively, with a liquidation preference of $92,405 and $93,792, respectively	78,589	79,790

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 600,000 shares authorized; 162,184 and 160,094 shares issued and outstanding, respectively	162	160
Additional paid in capital	799,845	798,344
Deferred stock compensation	—	(396)
Accumulated deficit	(818,827)	(796,422)
Accumulated items of other comprehensive income	198	149

Total stockholders’ equity (deficit)	(18,622)	1,835

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$134,499	$172,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$34,240	$33,030	$68,417	$65,644

Costs and expenses:
Direct cost of network	18,669	22,627	37,337	46,732
Customer support	2,257	3,669	4,621	7,495
Product development	1,701	1,977	3,385	3,934
Sales and marketing	5,048	5,801	10,225	11,858
General and administrative	4,054	5,047	8,529	11,539
Depreciation and amortization	9,779	13,504	20,362	26,316
Amortization of intangible assets	1,428	1,606	2,856	3,033
Amortization of deferred stock compensation	—	(11)	390	341
Restructuring costs	198	—	952	(4,954)
Loss on sales and retirements of property and equipment	—	841	—	1,139

Total operating costs and expenses	43,134	55,061	88,657	107,433

Loss from operations	(8,894)	(22,031)	(20,240)	(41,789)

Other income (expense):
Interest income (expense), net	(943)	(464)	(1,694)	(695)
Loss from equity method investment	(194)	(313)	(471)	(662)

Total other income (expense)	(1,137)	(777)	(2,165)	(1,357)

Net loss	$(10,031)	$(22,808)	$(22,405)	$(43,146)

Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per share	162,058	153,537	161,639	152,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,405)	$(43,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,218	29,349
Non-cash restructuring costs / (adjustments)	—	(4,954)
Non-cash interest expense on capital lease obligations	641	427
Provision for doubtful accounts	812	845
Non-cash compensation and warrant expense	390	341
Loss on disposal of property and equipment	—	1,139
Loss from equity method investment	471	662
Changes in operating assets and liabilities:
Accounts receivable	(1,054)	1,076
Prepaid expenses, deposits and other assets	2,125	1,626
Accounts payable	(1,649)	(291)
Accrued restructuring charge	(4,642)	(9,421)
Deferred revenues	(2,959)	(1,379)
Accrued liabilities	(2,054)	(2,505)

Net cash used in operating activities	(7,106)	(26,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,176)	(7,499)
Proceeds from disposal of property and equipment	—	407
(Increase in) reduction of restricted cash	(35)	490
Purchase of investments	(27)	(1,347)
Proceeds from investments	247	—
Redemption of investments	—	18,748

Net cash (used in) provided by investing activities	(1,991)	10,799

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	369	5,000
Payment on revolving credit facility	(1,160)	—
Principal payments on notes payable	(2,695)	(1,101)
Payments on capital lease obligations	(2,663)	(10,449)
Proceeds from exercise of stock options and warrants	308	315
Proceeds from issuance of common stock	—	569

Net cash used in financing activities	(5,841)	(5,666)

Net decrease in cash and cash equivalents	(14,938)	(21,098)
Cash and cash equivalents at beginning of period	25,219	63,551

Cash and cash equivalents at end of period	$10,281	$42,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,144	$1,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2003
(Unaudited, in thousands)

	Common Stock

	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Comprehensive Loss

Balance, December 31, 2002	160,094	$160	$798,344	$(396)	$(796,422)	$149	$1,835
Conversion of Series A convertible preferred stock into common stock	953	1	1,201	—	—	—	1,202
Amortization of deferred stock compensation and reversal for terminated employees	—	—	(5)	396	—	—	391
Exercise of options to purchase common stock	281	—	139	—	—	—	139
Issuance of employee stock purchase plan shares	856	1	166	—	—	—	167
Net loss	—	—	—	—	(22,405)	—	(22,405)	$(22,405)
Unrealized foreign currency translation gain	—	—	—	—	—	49	49	49

Total Comprehensive loss								$(22,356)

Balance, June 30, 2003	162,184	$162	$799,845	$—	$(818,827)	$198	($18,622)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2003 and our operating results, cash flows, and changes in stockholders’ equity (deficit) for the interim periods presented. The balance sheet at December 31, 2002 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the future periods.

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

The following table displays the activity and balances for restructuring activity during 2003 (in millions):

	December 31, 2002 Restructuring Liability	Cash Reductions	June 30, 2003 Restructuring Liability

Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$9.6	$(3.3)	$6.3
Network infrastructure obligations	1.3	(0.1)	1.2
Other	1.1	(0.2)	0.9

Restructuring costs activity for 2002 restructuring charge:
Real estate obligations	1.7	(1.1)	0.6

Total restructuring costs	$13.7	$(4.7)	$9.0

4.	NET LOSS PER SHARE

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

Basic and diluted net loss per share for the three and six months ended June 30, 2003 and 2002 are calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(10,031)	$(22,808)	$(22,405)	$(43,146)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	162,058	153,537	161,639	152,780

Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.14)	$(0.28)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	62,328	68,455	62,328	68,455
Options to purchase common stock	29,750	25,329	29,750	25,329
Warrants to purchase common stock	17,326	17,326	17,326	17,326

	109,404	111,110	109,404	111,110

5.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the lease agreement. On April 14, 2003, we entered into an agreement to amend our equipment lease obligations with Cisco Systems Capital Corporation. Specifically, this lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The lease amendment also required a payment that was made on April 15, 2003 for $2.2 million (representing advance payment of our lease payments due in March and April 2004).

6.	REVOLVING CREDIT FACILITY AND NOTES PAYABLE

The Company has a loan and security agreement with a $15.0 million revolving credit facility (“Revolver”) and a $5.0 million term loan. Availability under the Revolver and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. The balance outstanding under the term loan was $4.2 million at June 30, 2003, while the balance under the Revolver was $9.2 million.

7.	STOCK-BASED COMPENSATION PLANS

On June 30, 2003, we had eight stock-based employee compensation plans, which the company accounts for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the three month period ended March 31, 2003, we fully amortized our deferred stock compensation to expense for $0.4 million.

The Company accounts for stock-based compensation based on the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant.

Fair Value Disclosures

The Company calculated the fair value of each option on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	June 30, 2002	June 30, 2003

Risk-free interest rate	3.52%	3.77%
Expected life	4 years	4 years
Dividend yield	None	None
Expected volatility	100%	100%

Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma loss would have been as follows

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(10,031)	$(22,808)	$(22,405)	$(43,146)
Add compensation expense	—	(11)	390	341
Deduct total stock-based employee compensation expense determined under fair value based method for all awards.	(1,122)	9,400	(1,392)	18,790

Pro forma net loss	$(11,153)	$(13,419)	$(23,407)	$(24,015)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.15)	$(0.14)	$(0.28)

Proforma	$(0.07)	$(0.09)	$(0.14)	$(0.16)

8.	SERIES A CONVERTIBLE PREFERRED STOCK

During the six months ended June 30, 2003, Series A convertible preferred stockholders converted 44,140 shares of convertible preferred stock at a recorded value of $1.2 million into 952,733 shares of common stock. As of June 30, 2003, the Company had 2,887,661 shares of Series A convertible preferred stock outstanding with a recorded value of $78.6 million.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“ASB”) FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company evaluated its investments and concluded that none qualify as a “variable interest” as defined in FIN 46.

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

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We have had no newly created or modified financial instruments since May 31, 2003. However, we currently have preferred stock on our balance sheet that is reported as a mandatorily redeemable financial instrument. The Company is currently assessing the impact of changes to rights of the preferred stock affected in July 2003 to evaluate whether these rights change the designation of the preferred stock from being a mandatorily redeemable financial instrument. This assessment will be made and will be reported beginning with the Company’s reporting for the quarter ended September 30, 2003.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of June 30, 2003, and Internap undertakes no duty to update this information. Should events occur subsequent to June 30, 2003, that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of this Form 10-Q.

OVERVIEW

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) is a leading provider of Internet Protocol (IP)-based connectivity solutions to businesses that need assured network availability for mission-critical applications. Customers connected to the Internet through one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the major networks that comprise the Internet and delivers mission-critical information and communications quickly and reliably. Use of our overlay network usually results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. In addition to IP connectivity, we offer colocation services and virtual private networking (“VPN”) services. We also complement our service offerings as resellers of VPN, content delivery network (“CDN”), managed security and managed storage services. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. As of June 30, 2003, we provided our services to 1,487 customers located throughout the United States and globally.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 30 service points to customers. We provide our connectivity services through the deployment of service points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Service points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of June 30, 2003, we operated 30 service points in 17 major metropolitan market areas.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

Since inception, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the fair value of our common stock on the date options were granted and the exercise price. In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed. These amounts are included as a component of stockholders’ equity (deficit) and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28. We recorded amortization of deferred stock compensation in the amount of  $0.3 million and $0.4 million for the six months ended June 30, 2002 and 2003, respectively. At June 30, 2003, the entire amount of deferred stock compensation had been fully amortized.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate its prospects. We have only been in existence since 1996, and our services are only offered in limited regions. We have incurred net losses in each quarterly and annual period since our inception, and as of June 30, 2003, our accumulated deficit was $818.8 million.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%

Costs and expenses:
Direct cost of network	55%	69%	55%	71%
Customer support	7%	11%	7%	11%
Product development	5%	6%	5%	6%
Sales and marketing	15%	18%	15%	18%
General and administrative	12%	15%	12%	18%
Depreciation and amortization	28%	41%	30%	40%
Amortization of intangible assets	4%	5%	4%	5%
Amortization of deferred stock compensation	—	—	1%	1%
Restructuring costs	—	—	1%	(8%)
Loss on sales and retirements of property and equipment	—	2%	—	2%

Total operating costs and expenses	126%	167%	130%	164%

Loss from operations	(26%)	(67%)	(30%)	(64%)

Other income (expense):
Interest income (expense), net	(3%)	(1%)	(2%)	(1%)
Loss on investments	—	(1%)	(1%)	(1%)

Total other income (expense)	(3%)	(2%)	(3%)	(2%)

Net loss	(29%)	(69%)	(33%)	(66%)

Three Months Ended June 30, 2003 and 2002

Net Loss. Net loss for the three months ended June 30, 2003 was $10.0 million, or a net loss of $0.06 per share, as compared to a net loss of $22.8 million, or a net loss of $0.15 per share, for the same period during the preceding year. The $12.8 million decrease in net loss was primarily due to an $11.9 million decrease in operating expenses and a $1.2 million increase in revenue. The decrease in operating expenses was comprised primarily of decreases in direct cost of network, customer support, general and administration expense, depreciation and amortization expense, loss on sales and retirements of property and equipment, which declined $3.9 million, $1.4 million, $0.9 million, $3.7 million and $0.8 million respectively.

Revenues. Revenues increased 4% from $33.0 million for the three months ended June 30, 2002 to $34.2 million for the three months ended June 30, 2003. The increase of $1.2 million was attributable to increased sales at our existing service points resulting in a customer base of 1,487 at June 30, 2003 up from a customer base of 1,134 at June 30, 2002 and sales of complimentary services such as content distribution. We expect quarterly revenues to modestly increase for the remainder of 2003.

Direct cost of network. Direct cost of network decreased 17% from $22.6 million for the three months ended June 30, 2002 to $18.7 million for the three months ended June 30, 2003. This decrease of $3.9 million was primarily due to decreased costs related to renegotiated terms with Internet backbone and local exchange providers at each service point, which decreased $3.5 million, and service point facility cost of $0.7 million offset by increased content distribution costs as well as other costs of $0.3 million. We anticipate direct cost of network to continue to decline for the remainder of 2003.

Customer support. Customer support expenses decreased 38% from $3.7 million for the three months ended June 30, 2002 to $2.3 million for the three months ended June 30, 2003. This decrease of $1.4 million was primarily due to decreased compensation and benefits costs from the reduction in headcount and facility costs that decreased $1.1 million and $0.3 million, respectively. Customer support costs are expected to remain consistent with those noted during the current quarter.

Product Development. Product development costs decreased 14% from $2.0 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003. This decrease of $0.3 million was due primarily to decreased facility costs. Product development costs are expected to remain consistent with those noted during the current quarter.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Sales and Marketing. Sales and marketing costs decreased 13% from $5.8 million for the three months ended June 30, 2002 to $5.0 million for the three months ended June 30, 2003. This decrease of $0.8 million was primarily due to decreased compensation, advertising costs and facilities costs, representing $0.4 million, $0.2 million and $0.5 million respectively, offset by increases in administrative expense and outside professional expense representing $0.3 million. Sales and marketing expenses are expected to remain consistent with those of the current quarter for the foreseeable future.

General and Administrative. General and administrative costs decreased 20% from $5.0 million for the three months ended June 30, 2002 to $4.1 million for the three months ended June 30, 2003. This decrease of $0.9 million was primarily due to decreased compensation, and tax costs, representing $0.8 million and $0.1 million, respectively. General and administrative costs are expected to remain consistent with those of the current quarter.

Depreciation and amortization. Depreciation and amortization decreased 28% from $13.5 million for the three months ended June 30, 2002 to $9.8 million for the three months ended June 30, 2003. This $3.7 million decrease was primarily due to assets becoming fully depreciated during the period ended June 30, 2003.

Amortization of Intangible Assets. Amortization of intangible assets decreased 11% from $1.6 million for the three months ended June 30, 2002 to $1.4 million for the three months ended June 30, 2003.

Other Income (Expense). Other income (expense), net expense, increased from other expense of $0.8 million for the three months ended June 30, 2002 to $1.1 million of other expense for the three months ended June 30, 2003. Other expense, net increased due to a reduction of investment and dividend income from money market funds.

Six months Ended June 30, 2003 and 2002

Net Loss. Net loss for the six months ended June 30, 2003 was $22.4 million, or a net loss of $0.14 per share, as compared to a net loss of $43.1 million, or a net loss of $0.28 per share, for the same period during the preceding year. The $20.7 million decrease in net loss was primarily due to decrease in operating expenses and revenue increase of $18.8 million and $2.8 million, respectively, offset by an $0.8 million increase in other expense. Direct cost of network, customer support, general and administrative expense, and depreciation and amortization expense were attributed to the decrease in net loss for the six months ended June 30, 2003 of $9.4 million, $2.9 million, $3.0 million, and $5.9 million respectively.

Revenues. Revenues increased 4% from $65.6 million for the six months ended June 30, 2002 to $68.4 million for the six months ended June 30, 2003. The increase of $2.8 million was attributable to increased sales at our existing service points resulting in a customer base of 1,487 at June 30, 2003 up from a customer base of 1,134 at June 30, 2002 and sales of complimentary services such as content distribution.

Direct cost of network. Direct cost of network decreased 20% from $46.7 million for the six months ended June 30, 2002 to $37.3 million for the six months ended June 30, 2003. This decrease of $9.4 million was primarily due to decreased costs related to Internet backbone and local exchange providers at each service point.

Customer support. Customer support expenses decreased 38% from $7.5 million for the six months ended June 30, 2002 to $4.6 million for the six months ended June 30, 2003. This decrease of $2.9 million was primarily due to decreased compensation and facility costs that decreased $2.3 million and $0.6 million, respectively.

Product Development. Product development costs decreased 14% from $3.9 million for the six months ended June 30, 2002 to $3.4 million for the six months ended June 30, 2003. This decrease of $0.5 million was due primarily to decreased compensation and facility costs, representing $0.1 million and $0.4 million, respectively.

Sales and Marketing. Sales and marketing costs decreased 14% from $11.9 million for the six months ended June 30, 2002 to $10.2 million for the six months ended June 30, 2003. This decrease of $1.7 million was primarily due to decreases in compensation costs and facility costs, representing $1.4 million and $0.4 million, respectively, which were offset by increases in marketing and advertising, administrative expenses and taxes representing $0.1 million increases for each of these three expense items.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

General and Administrative. General and administrative costs decreased 26% from $11.5 million for the six months ended June 30, 2002 to $8.5 million for the six months ended June 30, 2003. This decrease of $3.0 million was primarily due to decreased compensation, consulting and professional services costs, and insurance expense representing $2.4 million, $1.0 million and $0.5 million of the decrease, respectively. These decreases were offset by increases in office expense of $0.4 million, recruiting expense of $0.3 million, and facility cost of $0.2 million.

Depreciation and amortization. Depreciation and amortization decreased 22% from $26.3 million for the six months ended June 30, 2002 to $20.4 million for the six months ended June 30, 2003. This $5.9 million decrease was primarily due to assets becoming fully depreciated during the six months ended June 30, 2003.

Amortization of Intangible Assets. Amortization of intangible assets decreased 3% from $3.0 million for the six months ended June 30, 2002 to $2.9 million for the six months ended June 30, 2003.

Restructuring Costs. Restructuring costs were reversed for $5.0 million for the six months ended June 30, 2002 compared to expense of $1.0 million for the six months ended June 30, 2003. This increase of $6.0 million is primarily due to the adjustment made to the restructuring liability estimate in the six months ended June 30, 2002. Restructuring costs of $1.0 million incurred for the six months ended June 30, 2003, included retention bonuses for terminated employees due to the headquarter office move from Seattle to Atlanta and moving expenses paid for relocating employees.

Other Expense. Other expense increased from $1.4 million for the six months ended June 30, 2002 to $2.2 million of other expense for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow for the Six months ended June 30, 2003 and 2002

Cash Flows From Operating Activities. Net cash used in operating activities was $7.1 million for the six months ended June 30, 2003 and was primarily due to the loss from continuing operations of $3.1 million of net income after adjusting it for non-cash items of $25.5 million and changes in working capital of $10.2 million.

Net cash used in operating activities was $26.2 million for the six months ended June 30, 2002 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $15.3 million and changes in working capital of $10.9 million.

Cash Flows From Investing Activities. Net cash used in investing activities was $2.0 million for the six months ended June 30, 2003 and was primarily from purchases of property and equipment. The purchases of property and equipment primarily represent equipment to be used within our network infrastructure for consolidation of services points.

Net cash provided by investing activities was $10.8 million for the six months ended June 30, 2002 and was primarily from proceeds of $18.7 million received from the maturity of investments, offset by $7.5 million in purchases of property and equipment and $1.3 million invested in our Japan joint venture Internap Japan. The purchases of property and equipment primarily represent payments made in conjunction with an amendment to our master lease agreement, capitalized labor for the development of internal use software and equipment to be used within our network infrastructure.

Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. As of June 30, 2003, we have raised an aggregate of approximately $499.6 million, net of offering expenses, through the sale of our securities.

Net cash used in financing activities for the six month period ended June 30, 2003 was $5.8 million, and related primarily to the payments on notes payable, revolving credit facility and capital leases, totaling $6.5 million offset by proceeds from our line of credit of $0.4 million and employee stock purchases and exercise of options, totaling $0.3 million.

Net cash used in financing activities for the six months ended June 30, 2002 was $5.7 million, and related primarily to the payments on notes payable and capital leases, totaling $11.6 million offset by borrowings from our revolving credit facility of $5.0 million and employee stock purchase plan stock purchases and the exercise of options and warrants, totaling $0.9 million.

Liquidity

We have experienced significant net operating losses since inception. During the six months ended June 30, 2003, we incurred a net loss of $22.4 million and used $14.9 million of cash. As of June 30, 2003, we held $12.4 million in cash and marketable securities, of which $2.1 million was restricted cash.

Management expects net losses to continue for the foreseeable future. Over the past year, we have decreased the size of our workforce by 101 employees, a 23% reduction from the 433 full-time employees at June 30, 2002. Our plans indicate our existing cash and investments will be adequate to fund operations in 2003. Moreover, we anticipate reaching positive free cash flow by year-end 2003. Our cash requirements through the end of 2003 are primarily to fund operations, restructuring outlays, payments to service capital leases, payments on notes payable and capital expenses. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

ability to expand and retain our customer base, and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements in 2003. If, however, our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

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

Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. Network commitments primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license collocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we did not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

Credit Facility. As of June 30, 2003, we used $9.2 million of the $15.0 million revolving credit facility. In March 2003, we entered into an amendment to our existing loan and security agreement. Pursuant to the loan amendment, the amount available under our credit facility was increased by an additional $5.0 million, to a total of $20.0 million, subject to certain conditions.

Preferred Stock. During the six months ended June 30, 2003, Series A convertible preferred stockholders converted 44,140 shares of convertible preferred stock at a recorded value of $1.2 million into 952,733 shares of common stock. As of June 30, 2003, the Company had 2,887,661 shares of Series A convertible preferred stock outstanding with a recorded value of $78.6 million.

Lease Facilities. Since our inception, we have financed the purchase of network routing equipment using capital leases. Our future capital lease payments totaled $23.5 million as of June 30, 2003. Of this total, $2.4 million is to be paid over the next 12 months. We have fully utilized available funds under our lease facilities.

In April 2003, we amended the terms of our master lease agreement with our primary supplier of networking equipment. Specifically, the lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels. Under the lease amendment we paid $2.2 million on April 15, 2003, which represented an advance payment of our lease payments due in March and April 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

significant, even if consolidation is not required. The Company evaluated its investments and concluded that none qualify as a “variable interest” as defined in FIN 46.

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

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We have had no newly created or modified financial instruments since May 31, 2003. However, we currently have preferred stock on our balance sheet that is reported as a mandatorily redeemable financial instrument. The Company is currently assessing the impact of changes to rights of the preferred stock affected in July 2003 to evaluate whether these rights change the designation of the preferred stock from being a mandatorily redeemable financial instrument. This assessment will be made and be reported beginning with the Company’s reporting for the quarter ended September 30, 2003.

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

Risks Related to Our Business

We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Profitability.

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred a net loss of $10.0 million in the quarter ended June 30, 2003, and $185.5 million, $479.2 million and $72.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. As of June 30, 2003, our accumulated deficit was $818.8 million. We may incur negative cash flows for the next several quarters and net losses for the foreseeable future.

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

Our Operating Results May Disappoint Analysts’ or Investors’ Expectations, Which Could Have a Negative Impact on Our Stock Price.

Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our results of operations. Because our results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any particular period as an indication of future performance in our business operations or stock price. For example, our quarterly revenue sequential growth rates for the quarters ended December 31, 2001 through June 30, 2003, have varied between (1.0%) and 7%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 133% and 193%. Fluctuations in our operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by many of our competitors, fluctuations in demand and the length of sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license colocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Pricing Pressure Could Decrease Our Revenue and Threaten the Viability of Our Business Model.

We face intense competition along several fronts (more fully described below), including price competition. Increased price competition and other related competitive pressures could erode revenues, and significant price deflation could threaten the viability of our business model. We currently charge, and expect to continue to charge, more for our Internet connectivity services than many of our competitors. By bundling their services and reducing the overall cost of their solutions, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Because we rely on Internet backbone providers in delivering our services and have agreed with some of these providers to purchase their services without regard to the amount we resell to our customers, we may not be able to offset the effects of competitive price reductions even with an increased number of customers, higher revenues per customer from enhanced services, cost reductions or otherwise. In addition, the Internet connectivity industry may encounter further consolidation in the future. Consolidation could result in increased pressure on us to decrease our prices. Furthermore, the prolonged downturn in the U.S. economy has prompted many companies who require Internet connectivity to reevaluate the cost of such services. We believe that a continuing and further prolonged economic downturn could result in existing and potential customers being unwilling to pay for premium Internet connectivity services, which would seriously harm our business and could make additional capital unavailable.

If We Are Unable to Continue to Receive Services from Our Backbone Providers, or Receive Their Services on a Cost-Effective Basis, We May Not Be Able to Provide Our Internet Connectivity Services on Favorable Terms.

In delivering our services, we rely on a number of Internet backbones, all of which are built and operated by others. In order to be able to provide high performance routing to our customers through our service points, we purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis or on otherwise favorable terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms. Currently, in each of our domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Qwest Communications International, Level 3 Communications, Sprint Internet Services, MCI Company (formally WorldCom) and Verio (an NTT Communications company). We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. We may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in certain geographic areas, such as Asia and Europe, in which we locate our service points.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Constrained or May Fail.

Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 30 operational service points and 332 full-time employees as of June 30, 2003. In addition, we had $69.6 million in revenues for the year ended December 31, 2000, compared to $132.5 million in revenues for the year ended December 31, 2002. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., and others. We expect our recent growth will continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

We Have Acquired and May Acquire Other Businesses, and these Acquisitions Involve Numerous Risks.

During 2000, we acquired CO Space and VPNX, respectively, in purchase transactions. On June 16, 2003, we announced that advanced discussions were underway to acquire netVmg, a privately held route optimization company. We may engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

Our Series A preferred stock and warrants originally issued in 2001 have substantially increased the number of shares of common stock that may be issued in the future. If all Series A preferred stock was converted and all warrants were exercised, our outstanding shares of common stock would increase from approximately 162 million shares to approximately 242 million shares, or an increase of approximately 49%, as of June 30, 2003. The issuance of our common stock upon the conversion of Series A preferred stock or the exercise of warrants could have a depressive effect on the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

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

The Holders of Our Series A Preferred Stock Have Payment Rights That are Senior to Holders of Our Common Stock in Certain Events.

In the event of a liquidation, dissolution or winding up of the Company, holders of our Series A preferred stock would have claims against our assets that are senior to any claims of the holders of our common stock. In that event, the holders of the Series A preferred stock would be entitled to be paid out of the proceeds received from the sale of such assets before any payments would be made to the holders of our common stock. More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred or $92,405,161 in the aggregate for all shares of Series A preferred stock outstanding as of June 30, 2003. After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt until the holders of our Series A preferred stock shall have received three times the original issue price.

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

In the event of a “deemed liquidation” (defined in our certificate of incorporation as including a transaction involving a change in control of the Company), the holders of our Series A preferred stock would be entitled to be paid out of the consideration received in that transaction certain substantial preferential distributions before any distributions would be made to the holders of our common stock. More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred or $92,405,161 in the aggregate for all shares of Series A preferred stock outstanding as of June 30, 2003. After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt of remaining consideration received in that transaction until the holders of our Series A preferred stock shall have received three times the original issue price. As a result, as long as a significant number of shares of our Series A preferred stock remain outstanding, it is highly unlikely that a transaction contemplating a change of control of the Company would be received by the Company from a third party, or if received could be approved and recommended by our management or board of directors consistent with the relevant fiduciary duties of those persons in considering that approval or recommendation.

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

We maintain cash and short-term deposits at our financial institutions that have daily liquidity. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity-method and to date we have recognized $3.0 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

As of June 30, 2003, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of June 30, 2003, we believe the reported amounts of cash and cash equivalents and investments to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

As of June 30, 2003, our notes payable, revolving credit facility and capital lease obligations are recorded at the face amount of the obligation, which approximates the fair value and the market risk. None of the obligations have been hedged through the use of derivative instruments as of June 30, 2003.

Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us which were required to be included in our periodic SEC filings.

(b)	Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2003, we held our 2003 Annual Meeting of Stockholders at which stockholders approved the re-election of Gregory A. Peters and Robert D. Shurtleff, Jr. to serve as Class I directors until the 2006 Annual Meeting of Stockholders and also ratified the appoint of PricewaterhouseCoopers LLP as our independent accountants for the 2003 fiscal year. With respect to the election of directors, there were 167,935,093 votes cast, with 165,042,871 votes in favor and 2,892,222 votes withheld with respect to Mr. Peters and 166,349,320 votes in favor and 1,585,773 votes withheld with respect to Mr. Shurtleff. With respect to the ratification of accountants, 164,215,330 votes were in favor of ratification, 3,370,872 votes were against and 348,869 were abstentions. The 2003 Annual Meeting of Stockholders was adjourned to July 11, 2003 with respect to the remaining nine proposals constituting the remaining business of the meeting. On July 11, 2003, the 2003 Annual Meeting of Stockholders was resumed and stockholders approved nine proposals constituting the business of the meeting. With respect to the proposal to amend our certificate of incorporation and bylaws to permit the holders of Series A preferred stock to take action by written consent in lieu of a meeting, there were 141,407,189 shares votes cast in favor, 6,717,300 against and 564,509 abstaining. With respect to the proposal to amend the company’s certificate of incorporation to limit the liquidation rights of the holders of our Series A preferred stock upon certain events that have not been approved by our Board of Directors, there were 137,876,161 votes cast in favor, 3,516,930 against and 7,295,908 abstaining. With respect to the proposal to amend the company’s certificate of incorporation to increase the authorized size of our Board of Directors to nine members, there were 174,512,218 votes cast in favor, 11,461,020 against and 7,823,861 abstaining. With respect to the proposal to ratify our 2002 Stock Compensation Plan, increase by 22,000,000 shares the number of shares available for issuance thereunder and to amend the definition of “change in control” in that Plan, there were 112,803,363 votes in favor, 25,787,274 against and 10,098,362 abstaining. With respect to the proposal to increase by 3,000,000 shares the number of shares available for issuance under our 1999 Non-Employee Directors’ Stock Option Plan, there were 115,887,947 votes in favor, 20,280,927 against and 12,520,103 abstaining. With respect to the proposal to ratify the 1999 Equity Incentive Plan and amend the definition of “change of control” in that Plan, there were 128,275,025 votes in favor, 14,527,275 against and 25,195,853 abstaining. With respect to the proposal to ratify our Amended and Restated 1999 Stock Incentive Plan and amend the definition of “change of control” in that Plan, there were 129,514,973 votes in favor, 13,365,860 against and 25,117,319 abstaining. With respect to the proposal to ratify our Amended and Restated 1998 Stock Option/Stock Issuance Plan and amend the definition of “change of control” in that Plan, there were 128,067,088 votes in favor, 14,091,834 against and 25,839,230 abstaining. With respect to the proposal to ratify our 2000 Non-Officer Equity Incentive Plan and amend the definition of “change in control” in that Plan, there were 129,335,978 votes in favor, 13,537,119 against and 25,125,056 abstaining. The foregoing matters are more fully described in our definitive proxy statement dated April 28, 2003, available at the SEC’s website at www.sec.gov.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

3.1

Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2002, filed January 9, 2003

3.2	Amendment to Certificate of Incorporation filed July 11, 2003

10.2

Amendment to Loan Documents between the Registrant and Silicon Valley Bank, dated March 25, 2003 (incorporated by reference herein to Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed April 15, 2003

31	Rule 13a – 14 (a) / 15d – 14 (a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)
By:	/S/ ROBERT R. JENKS

Robert R. Jenks Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 14, 2003