Form 10-Q
period 2003-09-30
INTERNAP NETWORK SERVICES CORP
filed 2003-11-14
CIK 1056386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, which includes the as-converted common stock held by the holders of the Series A preferred stock, as of the latest practicable date: 284,855,687 shares of common stock, $0.001 par value, outstanding as of November 11, 2003, which includes 78,921,649 shares of common stock issuable upon conversion by the holders of the Series A preferred stock.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,210	$25,219
Accounts receivable, net of allowance of $1,723 and $1,595, respectively	15,700	15,232
Prepaid expenses and other assets	3,883	5,632

Total current assets	36,793	46,083
Property and equipment, net of accumulated depreciation of $124,240 and $105,347 respectively	63,845	88,394
Restricted cash	—	2,053
Investments	2,359	3,047
Goodwill and other intangible assets, net of accumulated amortization of $40,977 and $37,755, respectively	27,340	30,579
Deposits and other assets	2,060	2,813

Total assets	$132,397	$172,969

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,203	$13,247
Accrued liabilities	9,413	11,020
Deferred revenue	4,478	6,850
Notes payable, current portion	2,846	4,514
Revolving credit facility	9,054	10,000
Capital lease obligations, current portion	5,524	2,831
Restructuring liability, current portion	3,337	6,574

Total current liabilities	44,855	55,036
Deferred revenue	307	1,317
Notes payable, less current portion	2,976	5,196
Capital lease obligations, less current portion	18,012	22,717
Restructuring liability, less current portion	4,091	7,078

Total liabilities	70,241	91,344

Series A convertible preferred stock, $0.001 par value, 3,500 shares authorized; 2,931 issued and outstanding	—	79,790

Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized; 187,148 and 160,094 shares issued and outstanding, respectively	187	160
Series A convertible preferred stock, $0.001 par value, 3,500 shares authorized; 2,506 issued and outstanding, with a liquidation preference of $80,183	68,194	—
Additional paid in capital	820,457	798,344
Deferred stock compensation	—	(396)
Accumulated deficit	(826,905)	(796,422)
Accumulated items of other comprehensive income	223	149

Total stockholders’ equity	62,156	1,835

Total liabilities, convertible preferred stock and stockholders’ equity	$132,397	$172,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$34,379	$32,711	$102,796	$98,355

Costs and expenses:
Direct cost of network, exclusive of depreciation shown below	19,795	17,302	57,132	64,034
Customer support	2,125	2,867	6,746	10,362
Product development	1,694	1,836	5,079	5,770
Sales and marketing	4,688	5,330	14,913	17,188
General and administrative	4,700	4,548	13,229	16,087
Depreciation	7,931	12,390	28,293	38,706
Amortization of intangible assets	362	1,165	3,218	4,198
Amortization of deferred stock compensation	—	(316)	390	25
Restructuring costs	132	352	1,084	(4,602)
(Gain) loss on sale and retirement of property and equipment	(53)	1,510	(53)	2,649

Total operating costs and expenses	41,374	46,984)	130,031	154,417

Loss from operations	(6,995)	(14,273)	(27,235)	(56,062)

Other expense:
Interest expense, net	(792)	(629)	(2,486)	(1,324)
Loss from equity method investment	(291)	(334)	(762)	(996)

Total other expense	(1,083)	(963)	(3,248)	(2,320)

Net loss	(8,078)	(15,236)	(30,483)	(58,382)

Less deemed dividend related to beneficial conversion feature	(34,576)	—	(34,576)	—

Net loss attributable to common stockholders	$(42,654)	$(15,236)	$(65,059)	$(58,382)

Basic and diluted net loss per share	$(0.25)	$(0.10)	$(0.40)	$(0.38)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	169,352	157,177	164,147	154,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,483)	$(58,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,511	42,904
Non-cash restructuring costs / (adjustments)	—	(4,602)
Non-cash interest expense on capital lease obligations	961	535
Provision for doubtful accounts	1,239	1,508
Non-cash compensation and warrant expense	390	25
Gain (loss) on disposal of property and equipment	(53)	2,649
Loss from equity method investment	762	996
Translation gain	—	(210)
Changes in operating assets and liabilities:
Accounts receivable	(1,707)	121
Prepaid expenses, deposits and other assets	2,502	1,222
Accounts payable	(3,044)	(942)
Accrued restructuring charge	(6,224)	(12,771)
Deferred revenue	(3,382)	(2,841)
Accrued liabilities	(1,607)	(4,708)

Net cash used in operating activities	(9,135)	(34,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,564)	(7,914)
Proceeds from disposal of property and equipment	—	436
Reduction of restricted cash	2,053	310
Purchase of investments	—	(1,347)
Proceeds from investments	—	18,748

Net cash (used in) provided by investing activities	(1,511)	10,233

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	(946)	5,000
Principal payments on notes payable	(3,888)	(2,526)
Payments on capital lease obligations	(2,829)	(10,260)
Proceeds from exercise of stock options and warrants	830	320
Proceeds from issuance of common stock, net of issuance costs	9,470	698

Net cash provided by (used in) financing activities	2,637	(6,768)

Net decrease in cash and cash equivalents	(8,009)	(31,031)
Cash and cash equivalents at beginning of period	25,219	63,551

Cash and cash equivalents at end of period	$17,210	$32,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,596	$2,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited, in thousands)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value	Shares	Value
Balance, December 31, 2002	160,094	$160	—	$—	$798,344	$(396)	$(796,422)	$149	$1,835
Conversion of Series A convertible preferred stock into common stock before reclassification to stockholders’ equity	953	1	—	—	1,201	—	—	—	1,202
Reclassification of preferred stock to stockholders’ equity	—	—	2,888	78,589	—	—	—	—	78,589
Conversion of Series A convertible preferred stock into common stock after reclassification to stockholders’ equity	12,607	13	(382)	(10,395)	10,382	—	—	—	—
Amortization of deferred stock compensation and reversal for terminated employees	—	—	—	—	(5)	396	—	—	391
Exercise of options to purchase common stock	849	1	—	—	463	—	—	—	464
Issuance of employee stock purchase plan shares	1,781	1	—	—	363	—	—	—	364
Issuance of common stock to investors	10,650	11	—	—	9,459	—	—	—	9,470
Issuance of common stock to lessor	214	—	—	—	250	—	—	—	250
Record embedded beneficial conversion feature charge related to Series A preferred stock	—	—	—	(34,576)	34,576	—		—	—
Amortize deemed dividend related to beneficial conversion feature	—	—	—	34,576	(34,576)	—		—	—
Net loss	—	—	—	—	—	—	(30,483)	—	(30,483)	$(30,483)
Foreign currency translation adjustment	—	—	—	—	—	—	—	74	74	74

Total Comprehensive loss										$(30,409)

Balance, September 30, 2003	187,148	$187	2,506	$68,194	$820,457	$—	$(826,905)	$223	$62,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2003 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2002 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the future periods.

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

We have experienced significant net operating losses since inception. During fiscal 2002, we incurred net losses of $72.3 million and used $40.3 million of cash in our operating activities. For the nine months ended September 30, 2003, we incurred net losses of $30.5 million and used $9.1 million of cash in our operating activities. Management expects operating losses will continue through December 31, 2003. During 2002, we decreased the size of our workforce by 216 employees, or 40%, as compared to the number of employees at December 31, 2001, and terminated certain real estate leases and commitments in order to control costs. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements and our loan covenants. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure such financing will be available on acceptable terms, if at all.

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

The following table displays the activity and balances for restructuring activity during 2003 (in millions):

	December 31, 2002 Restructuring Liability	Cash Reductions	September 30, 2003 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$9.6	$(4.2)	$5.4
Network infrastructure obligations	1.3	(0.2)	1.1
Other	1.1	(0.2)	0.9

Restructuring costs activity for 2002 restructuring charge:
Real estate obligations	1.7	(1.7)	—

Total restructuring costs	$13.7	$(6.3)	$7.4

2003 Restructuring costs

We expect that there will be additional restructuring costs in the future as additional payments are made to employees who are subject to deferred compensation arrangements payable at the completion of interim employment agreements. We have incurred costs of $1.1 million during the nine months ended September 30, 2003, which represent stay bonuses and moving expenses related to the relocation of the Corporate Headquarters to Atlanta, Georgia. We expect an additional $200,000 of restructuring expenses during the remainder of the 2003 fiscal year. Additionally, we continue to evaluate the restructuring reserve as plans are being executed, which could result in additional charges or adjustments.

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

Basic and diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 are calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common stockholders	$(42,654)	$(15,236)	$(65,059)	$(58,382)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	169,352	157,177	164,147	154,233

Basic and diluted net loss per share	$(0.25)	$(0.10)	$(0.40)	$(0.38)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock	84,403	63,679	84,403	63,679
Options to purchase common stock	26,663	21,258	26,663	21,258
Warrants to purchase common stock	17,326	17,326	17,326	17,326

	128,392	102,263	128,392	102,263

5. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS PURSUANT TO STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142

We have recorded our goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test was performed at the adoption of SFAS No. 142 and will be performed at least annually thereafter. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses. We perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142.

During the quarter ended September 30, 2003, we performed our annual impairment testing. This test was performed by comparing the adjusted book value of the consolidated company to its fair value. We engaged a third party valuation firm to assist in the calculation of our fair value. In determining our fair value we considered both market-based and income-based approaches to estimate value.

Based on the results of the analysis performed, we concluded that no goodwill impairment existed as of September 30, 2003. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based upon known facts and circumstances at the time the valuation was performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill. As of September 30, 2003, goodwill totaled $27.0 million.

6. CAPITAL LEASE OBLIGATIONS

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the lease agreement. On April 14, 2003, we entered into an agreement to amend our equipment lease obligations with Cisco Systems Capital Corporation. Specifically, this lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The lease amendment also required a payment that was made on April 15, 2003, for $2.2 million (representing advance payment of our lease payments due in March and April 2004). On September 4, 2003, we entered into an additional agreement to further amend our equipment lease obligations with Cisco Systems Capital Corporation. This lease amendment provides for additional adjustments to our required minimum quarterly EBITDA levels and also provides for a suspension of all financial covenants when we resume lease payments. This lease amendment also required us to issue shares of common stock to Cisco Systems Capital Corporation having an aggregate value of $250,000 based on the closing price of our common stock on September 3, 2003, and consequently 213,675 shares were issued. The value of the common shares issued was recorded as an additional discount to the initial capital lease obligation and the discount is being amortized over the remaining lease term.

7. REVOLVING CREDIT FACILITY AND NOTES PAYABLE

The Company has a loan and security agreement with a $15.0 million revolving credit facility (“Revolver”) and a $5.0 million term loan. Availability under the Revolver and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. The balance outstanding under the term loan was $3.7 million at September 30, 2003, while the balance under the Revolver was $9.1 million.

8. STOCK-BASED COMPENSATION PLANS

On September 30, 2003, we had eight stock-based employee compensation plans. The Company accounts for stock-based compensation based on the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant. During the three month period ended March 31, 2003, we fully amortized our deferred stock compensation to expense for $0.4 million.

Fair Value Disclosures

The Company calculated the fair value of each option on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	September 30, 2002	September 30, 2003
Risk-free interest rate	3.52%	3.92%
Expected life	4 years	4 years
Dividend yield	None	None
Expected volatility	100%	100%

Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma loss would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders as reported	$(42,654)	$(15,236)	$(65,059)	$(58,382)
Add compensation expense included in operations	—	(11)	390	25
Deduct total stock-based employee compensation expense determined under fair value based method for all awards.	(1,193)	9,400	2,895	28,190

Pro forma net loss attributable to common stockholders	$(43,847)	$(5,847)	$(61,774)	$(30,167)

Basic and diluted net loss per share:
As reported	$(0.25)	$(0.10)	$(0.40)	$(0.38)

Proforma	$(0.26)	$(0.06)	$(0.38)	$(0.20)

9. SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company’s Series A convertible preferred stock was reported as mezzanine financing since its inception because Series A preferred stock shareholders had rights to receive payment of shares under specific circumstances which were deemed to be outside the control of the Company. In July 2003, as a result of receiving approval from the Company’s shareholders modifying the deemed liquidation provisions of the company’s charter, the events that could result in payment to the Series A shareholders were amended such that the events giving rise to payment would be within the control of the Company. As a result, 2,887,661 shares of our Series A convertible preferred stock, with a recorded value of $78.6 million, was reclassified from mezzanine financing to stockholders’ equity during the third quarter.

On August 22, 2003, we completed the sale, pursuant to a private placement of 10,650,000 shares of our common stock, par value $0.001 per share, at a price of $0.95 per share. We received $9.5 million, net of issuance cost. As a result of this private placement, under the terms of the Company’s Series A convertible preferred stock issued on September 14, 2001, the current conversion price of $1.48 per share of common stock was reset to $0.95 per share, resulting in approximately a 34.5 million share increase in the number of common stock potentially outstanding upon conversion of all shares of Series A convertible preferred stock. This represents a potential share increase of approximately 12% on a fully diluted basis. Under the term of the common stock warrants also issued on September 14, 2001 by us in connection with the Series A convertible preferred stock, the exercise price for the warrants to purchase approximately 17.3 million shares of common stock was adjusted from $1.48 per share of common stock to $0.95 per share. In accordance with generally accepted accounting principles, we recorded a deemed dividend of $34.6 million, which is attributable to the additional incremental number of shares the Series A convertible preferred stock convertible into common stock.

We also issued 213,375 shares of common stock during the quarter ended September 30, 2003, as consideration for an agreement to amend our equipment lease obligations.

During the nine months ended September 30, 2003, Series A convertible preferred stockholders converted 426,080 shares of convertible preferred stock at a recorded value of $11.6 million into 13,560,432 shares of common stock. As of September 30, 2003, the Company had 2,505,722 shares of Series A convertible preferred stock outstanding with a recorded value of $68.2 million.

10. SUBSEQUENT EVENTS

On October 1, 2003 we acquired netVmg, a privately held route optimization company. We issued to the selling shareholders approximately 345,000 shares of our Series A convertible preferred stock. As part of the acquisition agreement, the selling shareholders contributed $3.9 million of additional capital into netVmg to eliminate certain liabilities prior to the acquisition. Additionally, 1.5 million common stock warrants were issued to the selling shareholders. The warrants are exercisable only in the event the selling shareholders invest an amount no less than $4.4 million in any future private placement of Internap.

On October 20, 2003 we acquired Sockeye Networks, a route control service provider. We issued 1,420,775 shares of common shares as acquisition consideration. Both of these acquisitions will be recorded using the purchase price method of accounting under SFAS No. 141 “Business Combinations”.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company evaluated its investments and concluded that none qualify as a VIE as defined in FIN 46.

In February 2003, the Emerging Issues Task Force (“EITF”) issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company adopted the provisions of this standard during the third quarter of 2003 and it had no material impact on the financial position and results from operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted the provisions of this standard during the third quarter of 2003 and it had no material impact on the financial position and results from operations.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of September 30, 2003, and Internap undertakes no duty to update this information. Should events occur subsequent to September 30, 2003, that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of this Form 10-Q.

OVERVIEW

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) is a leading provider of Internet Protocol (IP)-based connectivity solutions to businesses that need assured network availability for mission-critical applications. Customers connected to the Internet through one of our service points have their data intelligently routed to and from destinations on the Internet using our overlay network, which analyzes the traffic situation on the major networks that comprise the Internet and delivers mission-critical information and communications quickly and reliably. Use of our overlay network usually results in lower instances of data loss and greater quality of service than services offered by conventional Internet connectivity providers. In addition to IP connectivity, we offer colocation services and virtual private networking (“VPN”) services. We also complement our service offerings as resellers of VPN, content delivery network (“CDN”), managed security and managed storage services. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. As of September 30, 2003, we provided our services to 1,566 customers located throughout the United States and globally.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 30 service points to customers. We provide our connectivity services through the deployment of service points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Service points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of September 30, 2003, we operated 30 service points in 17 major metropolitan market areas.

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

Direct cost of network is comprised primarily of the costs for connecting to and accessing Internet backbone providers and competitive local exchange providers, costs related to operating and maintaining service points and data centers and costs incurred for providing additional third-party services to our customers. To the extent a service point is located a distance from the respective Internet backbone providers, we may incur additional local loop charges on a recurring basis that are usually passed through to customers.

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

Since inception, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $25.0 million, representing the difference between the fair value of our common stock on the date options were granted and the exercise price. In connection with our acquisition of VPNX, we recorded deferred stock compensation totaling $5.1 million related to unvested options we assumed. These amounts are included as a component of stockholders’ equity (deficit) and are being amortized over the vesting period of the individual grants, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretations No. 28. We recorded amortization of deferred stock compensation in the amount of $0.3 million and $0.4 million for the nine months ended September 30, 2002 and 2003, respectively. At September 30, 2003, the entire amount of deferred stock compensation had been fully amortized.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate its prospects. We have only been in existence since 1996, and our services are only offered in limited regions. We have incurred net losses in each quarterly and annual period since our inception, and as of September 30, 2003 our accumulated deficit was $826.9 million.

Three Months Ended September 30, 2003 and 2002

Net Loss. Net loss for the three months ended September 30, 2003 was $8.1 million, as compared to a net loss of $15.2 million, for the same period during the preceding year. The $7.1 million decrease in net loss was primarily due to a $5.6 million decrease in operating expenses and a $1.7 million increase in revenue, offset by a $0.1million increase to other expenses. The decrease in operating expenses was comprised primarily of decreases in customer support ($0.7 million), product development ($.1 million), sales and marketing ($0.6 million), depreciation and amortization expense ($4.5 million), amortization of intangibles ($.8 million), restructuring costs ($.2 million), and gains on sales and retirements of property and equipment ($1.6 million).

Revenues. Revenues increased 5% from $32.7 million for the three months ended September 30, 2002 to $34.4 million for the three months ended September 30, 2003. The increase of $1.7 million was attributable to increased sales at our existing service points resulting in a customer base of 1,566 at September 30, 2003 up from a customer base of 1,202 at September 30, 2002 and sales of complimentary services such as content distribution. We expect quarterly revenues to modestly increase for the remainder of 2003.

Direct cost of network. Direct cost of network increased 14% from $17.3 million for the three months ended September 30, 2002 to $19.8 million for the three months ended September 30, 2003. This increase of $2.5 million was primarily due to increases in maintenance, utilities, and equipment costs related to strategic moves of certain service points. We anticipate direct cost of network to remain constant for the remainder of 2003.

Customer support. Customer support expenses decreased 26% from $2.8 million for the three months ended September 30, 2002 to $2.1 million for the three months ended September 30, 2003. This decrease of $0.7 million was primarily due to decreased compensation and benefits costs from the reduction in headcount. Customer support costs are expected to remain consistent with those noted during the current quarter.

Product Development. Product development costs decreased 8% from $1.8 million for the three months ended September 30, 2002 to $1.7 million for the three months ended September 30, 2003. This decrease of $0.1 million was due primarily to decreased employee and professional service costs. Product development costs are expected to remain consistent with those noted during the current quarter.

Sales and Marketing. Sales and marketing costs decreased 12% from $5.3 million for the three months ended September 30, 2002 to $4.7 million for the three months ended September 30, 2003. This decrease of $0.6 million was primarily due to decreased compensation and advertising costs, offset by increases in administrative expense and outside professional expense. Sales and marketing expenses are expected to remain consistent with those of the current quarter for the foreseeable future.

General and Administrative. General and administrative costs increased 3% from $4.5 million for the three months ended September 30, 2002 to $4.7 million for the three months ended September 30, 2003. This increase of $0.2 million was primarily due to increased overhead costs. General and administrative costs are expected to remain consistent with those of the current quarter.

Depreciation and amortization. Depreciation and amortization decreased 36% from $12.4 million for the three months ended September 30, 2002 to $7.9 million for the three months ended September 30, 2003. This $4.5 million decrease was primarily due to assets becoming fully depreciated during the period ended September 30, 2003.

Amortization of Intangible Assets. Amortization of intangible assets decreased 69% from $1.2 million for the three months ended September 30, 2002 to $0.4 million for the three months ended September 30, 2003.

Other Expense. Other expense, increased from $1.0 million for the three months ended September 30, 2002 to $1.1 million of other expense for the three months ended September 30, 2003. Other expense increased due to an increase in interest expense.

Nine months Ended September 30, 2003 and 2002

Net Loss. Net loss for the nine months ended September 30, 2003 was $30.5 million, as compared to a net loss of $58.4 million, for the same period during the preceding year. The $27.9 million decrease in net loss was primarily due to decrease in operating expenses and revenue increase of $24.4 million and $4.4 million, respectively, offset by a $0.9 million increase in other expense. Direct cost of network ($6.9 million), customer support ($3.6 million), product development ($0.7 million), sales and marketing ($2.3 million), general and administrative expense ($2.9 million), depreciation and amortization expense ($10.4 million), and gain on sale and retirement of property ($2.7 million) contributed to the decrease in net loss for the nine months ended September 30, 2003.

Revenues. Revenues increased 5% from $98.3 million for the nine months ended September 30, 2002 to $102.7 million for the nine months ended September 30, 2003. The increase of $4.4 million was attributable to increased sales at our existing service points and sales of complimentary services such as content distribution.

Direct cost of network. Direct cost of network decreased 11% from $64.0 million for the nine months ended September 30, 2002 to $57.1 million for the nine months ended September 30, 2003. This decrease of $6.9 million was primarily due to decreased costs related to Internet backbone and local exchange providers at each service point.

Customer support. Customer support expenses decreased 35% from $10.3 million for the nine months ended September 30, 2002 to $6.7 million for the nine months ended September 30, 2003. This decrease of $3.6 million was primarily due to decreased compensation costs.

Product Development. Product development costs decreased 12% from $5.7 million for the nine months ended September 30, 2002 to $5.0 million for the nine months ended September 30, 2003. This decrease of $0.7 million was due primarily to decreased compensation costs.

Sales and Marketing. Sales and marketing costs decreased 13% from $17.2 million for the nine months ended September 30, 2002 to $14.9 million for the nine months ended September 30, 2003. This decrease of $2.3 million was primarily due to decreases in compensation costs and facility costs, which were offset by increases in marketing and advertising, administrative expenses and taxes for each of these three expense items.

General and Administrative. General and administrative costs decreased 18% from $16.1 million for the nine months ended September 30, 2002 to $13.2 million for the nine months ended September 30, 2003. This decrease of $2.9 million was primarily due to decreased compensation, consulting and professional services costs, and insurance expense. These decreases were offset by increases in office expense, recruiting expense and facility costs.

Depreciation and amortization. Depreciation and amortization decreased 27% from $38.7 million for the nine months ended September 30, 2002 to $28.3 million for the nine months ended September 30, 2003. This $10.4 million decrease was primarily due to assets becoming fully depreciated during the nine months ended September 30, 2003.

Amortization of Intangible Assets. Amortization of intangible assets increased 23% from $4.2 million for the nine months ended September 30, 2002 to $3.2 million for the nine months ended September 30, 2003.

Restructuring Costs. Restructuring costs were reversed for $4.6 million for the nine months ended September 30, 2002 compared to expense of $1.1 million for the nine months ended September 30, 2003. This increase of $5.7 million is primarily due to the adjustment made to the restructuring liability estimate in the nine months ended September 30, 2002. Restructuring costs for the nine months ended September 30, 2003, included retention bonuses for terminated employees due to the headquarter office move from Seattle to Atlanta and moving expenses paid for relocating employees.

Other Expense. Other expense increased from $2.3 million for the nine months ended September 30, 2002 to $3.2 million of other expense for the nine months ended September 30, 2003, primarily due to increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow for the Nine months ended September 30, 2003 and 2002

Cash Flows from Operating Activities. Net cash used in operating activities was $9.1 million for the nine months ended September 30, 2003, and was primarily due to the net loss of $30.5 million plus non-cash items of $34.8 million and changes in working capital of $13.4 million.

Net cash used in operating activities was $34.5 million for the nine months ended September 30, 2002 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $43.8 million and changes in working capital of $19.9 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2003 and was primarily for purchases of property and equipment of $3.6 million. The purchases of property and equipment primarily represent equipment to be used within our network infrastructure for consolidation of services points.

Net cash provided by investing activities was $10.2 million for the nine months ended September 30, 2002 and was primarily from proceeds of $18.7 million received from the maturity of investments, offset by $7.9 million in purchases of property and equipment and $1.3 million invested in our Japan joint venture, Internap Japan. The purchases of property and equipment primarily represent payments made for equipment, capitalized labor for the development of internal use software and equipment to be used within our network infrastructure.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine month period ended September 30, 2003 was $2.6 million, and related primarily to the payments on notes payable, revolving credit facility and capital leases, totaling $7.7 million offset by proceeds from the issuance of common stock for $9.5 million and employee stock purchases and exercise of options, totaling $0.8 million.

Net cash used in financing activities for the nine months ended September 30, 2002 was $6.8 million, and related primarily to the payments on notes payable and capital leases totaling $12.8 million, offset by borrowings from our revolving credit facility of $5.0 million and employee stock purchase plan stock purchases and the exercise of options and warrants, totaling $1.1 million.

Liquidity

We have experienced significant net operating losses since inception. During the nine months ended September 30, 2003, we incurred a net loss of $30.5 million and used $8.0 million of cash. As of September 30, 2003, we held $17.2 million in cash and marketable securities.

Management expects net losses to continue for the foreseeable future. Over the past year, we have decreased the size of our workforce by 15 employees, a 4% reduction from the 348 full-time employees at September 30, 2002. Our plans indicate our existing cash and investments will be adequate to fund operations in 2003. Our cash requirements through the end of 2003 are primarily to fund operations, restructuring outlays, payments to service capital leases, payments on notes payable and capital expenses. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If we fail to realize our planned revenues or costs, management believes it has the ability to curtail capital spending and reduce expenses to ensure cash and investments will be sufficient to meet our cash requirements in 2003. If, however, our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you such financing will be available on acceptable terms, if at all.

With the continuing weak economic environment in the U.S. economy, and with continuing declines and general uncertainty in the telecommunications market in particular, we have been focused on significantly reducing the cost structure of the business while maintaining a continued focus on growing revenue. During fiscal 2001, we announced two separate restructurings of our business. Under these restructuring programs, management made decisions to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the company’s operating cost structure. In total, restructuring costs of $71.6 million and a charge for asset impairment of $196.0 million have been recognized against earnings over the past nine quarters. We completed the majority of our restructuring activities related to the 2001 plan during 2002. We expect to complete the restructuring activities related to the 2002 plan during 2003, although certain remaining restructured real estate and network obligations represent long-term contractual obligations that extend through 2015.

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

Credit Facility. As of September 30, 2003, we had used $9.1 million of the $15.0 million revolving credit facility. In March 2003, we entered into an amendment to our existing loan and security agreement. Pursuant to the loan amendment, the amount available under our credit facility was increased by an additional $5.0 million, to a total of $20.0 million, subject to certain conditions.

Common and Preferred Stock. On August 22, 2003, we completed the sale, pursuant to a private placement of 10,650,000 shares of our common stock, par value $0.001 per share, at a price of $0.95 per share. We received $9.5 million, net of issuance cost. As a result of this private placement, under the terms of the Company’s Series A convertible preferred stock issued on September 14, 2001, the current conversion price of $1.48 per share of common stock was reset to $0.95 per share, resulting in approximately a 34.5 million share increase in the number of common stock potentially outstanding upon conversion of all shares of Series A convertible preferred stock. In accordance with generally accepted accounting principles, we recorded a deemed dividend of $34.6 million, which is attributable to the additional incremental number of shares the Series A convertible preferred stock convertible into common stock.

During the nine months ended September 30, 2003, Series A convertible preferred stockholders converted 426,080 shares of Series A convertible preferred stock at a recorded value of $11.6 million into 13,560,431 shares of common stock. As of September 30, 2003, the Company had 2,505,722 shares of Series A convertible preferred stock outstanding with a recorded value of $68.2 million.

Lease Facilities. Since our inception, we have financed the purchase of network routing equipment using capital leases. Our future capital lease payments totaled $23.5 million as of September 30, 2003. Of this total, $5.5 million is to be paid over the next 12 months. We have fully utilized available funds under our lease facilities.

In April 2003, we amended the terms of our master lease agreement with our primary supplier of networking equipment. Specifically, the lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly earnings before interest, taxes, depreciation and amortization levels. Under the lease amendment we paid $2.2 million on April 15, 2003, which represented an advance payment of our lease payments due in March and April 2004. On September 4, 2003, we entered into an additional agreement to further amend our equipment lease obligations with Cisco Systems Capital Corporation. This lease amendment provides for additional adjustments to our required minimum quarterly EBITDA levels and also provides for a suspension of all financial covenants when we resume lease payments. This lease amendment also required us to issue shares of common stock to Cisco Systems Capital Corporation having an aggregate value of $250,000 based on the closing price of our common stock on September 3, 2003, and consequently 213,675 shares were issued. The value of the common shares issued was recorded as an additional discount to the initial capital lease obligation and the discount is being amortized over the remaining lease term.

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

Risks Related to Our Business

We Have a History of Losses, Expect Future Losses and May Not Achieve or Sustain Profitability.

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred a net loss of $8.1 million in the quarter ended September 30, 2003, and $185.5 million, $479.2 million and $72.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. As of September 30, 2003, our accumulated deficit was $826.9 million. We may incur negative cash flows for the next several quarters and net losses for the foreseeable future.

Our Limited Operating History Makes It Difficult to Evaluate Our Prospects.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We only have been in existence since 1996, and our services only are offered in limited regions. Investors should consider and evaluate our prospects in light of the risks and difficulties frequently encountered by relatively new companies, particularly companies in the rapidly evolving Internet infrastructure, connectivity and colocation markets.

Our Operating Results May Disappoint Analysts’ or Investors’ Expectations, Which Could Have a Negative Impact on Our Stock Price.

Our stock price could suffer in the future, as it has in the past, as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our results of operations. Because our results of operations have fluctuated in the past and will continue to fluctuate in the future, investors should not rely on the results of any particular period as an indication of future performance in our business operations or stock price. For example, our quarterly revenue sequential growth rates for the quarters ended December 31, 2001 through September 30, 2003, have varied between (1.0%) and 7%, and total operating costs and expenses, as a percentage of revenues, have fluctuated between 120% and 193%. Fluctuations in our operating results depend on a number of factors. Some of these factors are industry and economic risks over which we have no control, including the introduction of new services by many of our competitors, fluctuations in demand and the length of sales cycle for our services, fluctuations in the market for qualified sales and other personnel, changes in the prices for Internet connectivity we pay backbone providers, our ability to obtain local loop connections to our service points at favorable prices, integration of people, operations, products and technologies of acquired businesses and general economic conditions. Other factors that may cause fluctuations in our operating results arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional service points and the terms of our Internet connectivity purchases. For example, our practice is to purchase Internet connectivity from backbone providers at new service points and license colocation space from providers before customers are secured. We also have agreed to purchase Internet connectivity from some providers without regard to the amount we resell to our customers.

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

In delivering our services, we rely on a number of Internet backbones, all of which are built and operated by others. In order to be able to provide high performance routing to our customers through our service points, we purchase connections from several Internet backbone providers. There can be no assurance that these Internet backbone providers will continue to provide service to us on a cost-effective basis or on otherwise favorable terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Furthermore, it is very unlikely that we could replace our Internet backbone providers on comparable terms. Currently, in each of our domestic service points, we have connections to some combination of the following nine backbone providers: AT&T, Cable & Wireless USA, Genuity, Global Crossing Telecommunications, Qwest Communications International, Level 3 Communications, Sprint Internet Services, MCI Company (formally WorldCom), Verio (an NTT Communications company) and XO Communications. We may be unable to maintain relationships with, or obtain necessary additional capacity from, these backbone providers. We may be unable to establish and maintain relationships with other backbone providers that may emerge or that are significant in certain geographic areas, such as Asia and Europe, in which we locate our service points.

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

Although we have taken precautions against systems failure, interruptions could result from natural or human caused disasters, power loss, telecommunications failure and similar events. Our business depends on the efficient and uninterrupted operation of our network operations centers, our service points and our computer and communications hardware systems and infrastructure. If we experience a problem at our network operations center, we may be unable to provide Internet connectivity services to our customers, provide customer service and support, or monitor our network infrastructure or service points, any of which would seriously harm our business.

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

Our Brand Is Relatively New, and Failure to Develop Brand Recognition Could Hurt Our Ability to Compete Effectively.

To successfully execute our strategy, we must strengthen our brand awareness. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt. Many of our competitors have well-established brands associated with providing Internet connectivity services. To date, we have attracted our existing customers primarily through a relatively small sales force, word of mouth and a limited, print-focused advertising campaign. In order to build our brand awareness, we must continue to provide high quality services.

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

If We Are Not Able to Support Our Growth Effectively, Our Expansion Plans May Be Constrained or May Fail.

Our inability to manage growth effectively would seriously harm our plans to expand our Internet connectivity services into new markets. Since the introduction of our Internet connectivity services, we have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on all of our resources. For example, as of December 31, 1996, we had one operational service point and nine employees compared to 30 operational service points and 333 full-time employees as of September 30, 2003. In addition, we had $69.6 million in revenues for the year ended December 31, 2000, compared to $132.5 million in revenues for the year ended December 31, 2002. Furthermore, we currently offer our services in Europe and Japan, through our joint venture, Internap Japan. We also resell certain products and services of Akamai Technologies, Inc., and others. We expect our recent growth will continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources.

If We Fail to Adequately Protect Our Intellectual Property, We May Lose Rights to Some of Our Most Valuable Assets.

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary technology. Internap and P-NAP are trademarks of Internap that are registered in the United States. In addition, we have three patents that have been issued by the United States Patent and Trademark Office, or USPTO. The dates of issuance for these patents range from September 1999 through December 1999, and each of these patents is enforceable for a period of 20 years after the date of its filing. We cannot assure you that these patents or any future issued patents will provide significant proprietary protection or commercial advantage to us or that the USPTO will allow any additional or future claims. We have nine additional applications pending, two of which are continuations in patent filings. We may file additional applications in the future. Our patents and patent applications relate to our service point technologies and other technical aspects of our services. In addition, we have filed corresponding international patent applications under the Patent Cooperation Treaty. It is possible that any patents that have been or may be issued to us could still be successfully challenged by third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Further, current and future competitors may independently develop similar technologies, duplicate our services and products, or design around any patents that may be issued to us. In addition, effective patent protection may not be available in every country in which we intend to do business. In addition to patent protection, we believe the protection of our copyrightable materials, trademarks and trade secrets is important to our future success. We rely on a combination of laws, such as copyright, trademark and trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In particular, we generally enter into confidentiality agreements with our employees and nondisclosure agreements with our customers and corporations with whom we have strategic relationships. In addition, we generally register our important trademarks with the USPTO to preserve their value and establish proof of our ownership and use of these trademarks. Any trademarks that may be issued to us may not provide significant proprietary protection or commercial advantage to us. Despite any precautions that we have taken, intellectual property laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technology.

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

Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our Internet connectivity services on a competitive and timely basis. We are dependent on other companies to supply various key components of our infrastructure, including the local loops between our service points and our Internet backbone providers, and between our service points and our customers’ networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. Additional sources of these services and products may not be available in the future on satisfactory terms, if at all. We purchase these services and products pursuant to purchase orders placed from time to time. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. We have in the past experienced delays in installation of services and receiving shipments of equipment purchased. To date, these delays have neither been material nor have they adversely affected us, but these delays could affect our ability to deploy service points in the future on a timely basis. If our limited source of suppliers fails to provide products or services that comply with evolving Internet and telecommunications standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet our customer service commitments.

We Have Acquired and May Acquire Other Businesses, and these Acquisitions Involve Numerous Risks.

During 2000, we acquired CO Space and VPNX, respectively, in purchase transactions. In October 2003, we acquired netVmg, a privately held route optimization company, and Sockeye Networks, a route control service provider. We may engage in additional acquisitions in the future in order to, among other things, enhance our existing services and enlarge our customer base. Acquisitions involve a number of risks that could potentially, but not exclusively, include the following:

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

Service Interruptions Caused by System Failures Could Harm Customer Relations, Expose Us to Liability and Increase Our Capital Costs.

Interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require us to spend more money adding redundant facilities. Our operations depend upon our ability to protect our customers’ data and equipment, our equipment and our network infrastructure, including our connections to our backbone providers, against damage from human error or attack or “acts of God.” Regardless of the level of precautions we implement, the occurrence of a natural disaster, attack or other unanticipated problem could result in interruptions in the services we provide to our customers.

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

As of November 1, 2003, the Internet Tax Freedom Act, which placed a moratorium against certain state and local taxation of Internet access expired. Due to this moratorium, most of our services were not subject to state and local taxation. Should the United States Congress not pass a similar moratorium limiting the taxation of Internet access or related services, state and local governments may impose taxes on some or all of the services Internap currently provides. This additional expense may have a negative impact on our industry, as the cost of doing business on the Internet would increase.

Risks Related to Our Capital Stock

The Series A Preferred Stock and Warrants Issued in 2001 Have Dilutive Impacts That Could Dilute the Voting Power of our Common Shareholders and Depress the Market Price of Our Common Stock.

Our Series A preferred stock and warrants originally issued in 2001 have substantially increased the number of shares of common stock that may be issued in the future. If all Series A preferred stock was converted and all warrants were exercised, our outstanding shares of common stock would increase from approximately 187.1 million shares to approximately 288.9million shares, or an increase of approximately 55%, as of September 30, 2003. Further, the adjustment of the common stock conversion price applicable to our Series A convertible preferred stock form $1.48 to $0.95 could result in the additional issuance of 78.9 million shares of our common stock if all shares of Series A convertible preferred stock were converted. As of November 11, 2003, our Series A convertible preferred shareholders have converted 828,512 shares of Series A convertible preferred stock, resulting in an issuance of 24.2 million shares of common stock. The issuance of our common stock upon the conversion of Series A preferred stock or the exercise of warrants could have a depressive effect on the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

The Holders of Our Series A Preferred Stock Have Payment Rights that Are Senior to Holders of Our Common Stock.

In the event of a liquidation, dissolution or winding up of Internap, holders of our Series A preferred stock would have claims against our assets that are senior to any claims of the holders of our common stock. In that event, the holders of the Series A preferred stock would be entitled to be paid out of the proceeds received from the sale of such assets before any payments would be made to the holders of our common stock. More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred or approximately $80 million in the aggregate for all shares of Series A preferred stock outstanding as of September 30, 2003. After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt of remaining proceeds until the holders of our Series A preferred stock shall have received three times the original issue price of the Series A preferred stock.

Additionally, in the event of “deemed liquidation” (described below), the holders of our Series A preferred stock would be entitled to be paid out of the consideration received in that transaction certain substantial preferential distributions before any distributions would be made to the holders of our common stock. More specifically, the holders of our Series A preferred stock would be entitled to receive an amount equal to the original price of the Series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred or approximately $80 million in the aggregate for all shares of Series A preferred stock outstanding as of September 30, 2003. After receiving that preferential distribution, holders of our Series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt of remaining consideration received in that transaction until the holders of our Series A preferred stock shall have received three times the original issue price of the Series A preferred stock.

The Holders of Our Series A Preferred Stock, as a Group, Through Their Ownership of Series A Preferred Stock and Common Stock Have the Ability to Influence the Outcome of Matters Brought before Our Stockholders.

The holders of our Series A preferred stock, as a group, control a significant portion of our outstanding capital stock and, as such, have significant voting power with respect to our shares. In light of certain holders’ combined ownership of a substantial amount of outstanding shares of our common stock, those holders may be able to influence the outcome of matters brought before our stockholders, including a vote for the election of directors, changes to our certificate of incorporation and bylaws and other matters requiring stockholder approval.

The Holders of Our Series A Preferred Stock Have Substantial Approval Rights over Any Transaction pursuant to which We Would Undergo a Change in Control, Which Could Prevent Us from Engaging in a Change in Control Even if the Terms of Such Transaction Included a Substantial Premium to the Then-Current Market Price of Our Common Stock or Included Other Terms Deemed by Our Management or Board of Directors to Be in the Best Interests of the Holders of Our Common Stock.

The terms of our Series A preferred stock contain covenants that restrict our ability to undergo a change in control. For so long as shares of Series A preferred stock remain outstanding representing at least 5 million shares of our common stock upon conversion, without the approval of holders of more than 50% of the outstanding shares of such stock, we generally may not engage in any of the following:

•	A consolidation, merger or reorganization effected by us with the approval of our Board of Directors, in which our stockholders immediately prior to such consolidation, merger or reorganization, own less than 50% of our voting power immediately after such transaction;

•	A transaction or series of transactions, effected with the approval of our Board of Directors, in which a person or group of persons acquires beneficial ownership of more than 50% of our common stock or our corporation’s voting power; or

•	A voluntary sale, lease or disposition of all or substantially all of our assets affected by us with the approval of our Board of Directors (each of the foregoing, constituting a “deemed liquidation”).

As a result, as long as a significant number of shares of our Series A preferred stock remain outstanding, without the approval of the holders of our Series A preferred stock, we may not engage in a voluntary change in control or other form of deemed liquidation. Moreover, because holders of our Series A preferred stock are entitled to preferential payment from the proceeds of a deemed liquidation, they may be unwilling to approve a change in control or other form of deemed liquidation that would result in any payment to our common stockholders prior to their receipt of their full preferential payment. Consequently, even if the terms of such a transaction included a substantial premium to holders of our common stock over the then-current market price of our common stock, we may be prohibited from engaging in such a transaction due to the approval rights of the holders of our Series A preferred stock.

The Terms of Our Series A Preferred Stock Contain a Number of Restrictive Covenants in Favor of the Holders of that Stock that Could Impair or Impede Our Ability to Carry Out Our Business Plan or Take Other Actions, Including Those Otherwise Deemed to Be in the Best Interests of the Holders of Our Common Stock.

The terms of our Series A preferred stock contain covenants that restrict our operations in a number of significant respects. For so long as shares of Series A preferred stock remain outstanding representing at least 5 million shares of our common stock upon conversion, without the approval of holders of more than 50% of the outstanding shares of such stock, we may not, among other things:

•	Increase or decrease our authorized number of shares of capital stock;

•	Authorize, issue or sell securities that rank equal with or senior to our Series A preferred stock as to redemption, voting rights, liquidation preferences or dividends;

•	Issue debt in excess of $5 million; or

•	Increase the number of shares available under our stock compensation plans.

The terms of our Series A preferred stock also contain an anti-dilution provision that would, if we were to issue shares of common stock or were to be deemed to issue those shares in certain circumstances at prices below the conversion price of the Series A preferred stock (currently $0.95 per share of common stock), cause us to increase the voting rights of the Series A preferred stock and to issue substantial numbers of shares of common stock to our holders of Series A preferred stock, resulting in potentially substantial dilution in the economic and voting power of the holders of our common stock. There is no assurance that we could obtain the approval of the requisite percentage of the holders of Series A preferred stock to the waiver or amendment of one or more of the foregoing restrictive covenants on a timely basis, if at all.

Nasdaq Guidelines Relating to Its Voting Rights Policy May Prevent Us from Issuing Shares of Our Common Stock or Other Equity Securities at Prices (or at Deemed Prices) Below $0.99 Per Share.

Under guidelines articulated by the Nasdaq relating to its voting rights policy, resetting the Series A preferred stock’s conversion price to a price below $0.99 constitutes a violation of the NASDAQ’s voting rights policy absent the receipt by us of voting rights waivers from our Series A preferred stockholders or the consent of the Nasdaq to any issuance of securities giving rise to such a conversion price adjustment. We received the consent of the NASDAQ to our issuance of common stock at a price of $0.95 and the resulting adjustment to the Series A preferred stock conversion price in our private placement to certain of the selling stockholders. It is highly questionable, however, whether the NASDAQ will provide similar consent for the further readjustment of the Series A preferred stock’s conversion price or for future equity financings at less than $0.99 per share. Without such consent, we would be required to obtain stockholder approval to amend our charter to limit the voting rights of holders of Series A preferred stock or to obtain voting rights waivers from holders of our Series A preferred stock. Accordingly, we may be constrained in our ability to raise additional equity capital in the future if such financings would result in the adjustment of the Series A preferred stock’s conversion price to below $0.95 per share of common stock or if such financings are at a price (or deemed price) of less than $0.99 per share of common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain cash and short-term deposits at our financial institutions that have daily liquidity. We also have a $1.2 million equity investment in Aventail, an early stage, privately held company. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven and may never materialize. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in a Japan based joint venture with NTT-ME Corporation, Internap Japan. This investment is accounted for using the equity-method and to date we have recognized $3.3 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

As of September 30, 2003, our cash equivalents mature within three months and our short-term investments generally mature in less than one year. Therefore, as of September 30, 2003, we believe the reported amounts of cash and cash equivalents and investments to be reasonable approximations of fair value and the market risk arising from our holdings to be minimal.

As of September 30, 2003, our notes payable, revolving credit facility and capital lease obligations are recorded at the face amount of the obligation, which approximates the fair value and the market risk. None of the obligations have been hedged through the use of derivative instruments as of September 30, 2003.

Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us which were required to be included in our periodic SEC filings.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference herein to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

10	Third Amendment to Master Agreement to Lease Equipment No. 1103 between the Registrant and Cisco Systems Capital Corporation, dated September 4, 2003.

31	Rule 13a – 14 (a) / 15d – 14 (a) Certifications.

32	Section 1350 Certifications.

(b) Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
(Registrant)

By:	/s/ ROBERT R. JENKS

Robert R. Jenks
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2003