Form 10-K
period 2003-12-31
INTERNAP NETWORK SERVICES CORP
filed 2004-03-15
CIK 1056386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-2145721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Williams Street Atlanta, GA 30303	30303
(Address of principal executive offices)	(Zip Code)

(404) 302-9700

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $126.7 million based on a closing price of $1.02 on June 30, 2003 as quoted on the Nasdaq SmallCap Market.

As of March 5, 2004, 271,284,086 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth in this annual report under “Item 1. Business – Risk Factors,” including, but not limited to:

•	our ability to achieve profitability;

•	our ability to secure adequate funding;

•	the incurrence of additional restructuring charges;

•	the success of our recent operational restructurings;

•	our ability to compete against existing and future competitors;

•	pricing pressures;

•	our ability to deploy new access points in a cost-efficient manner;

•	our ability to successfully complete future acquisitions;

•	risks associated with international operations;

•	the availability of services from Internet network service providers;

•	failure of suppliers to deliver their products and services as agreed;

•	failures in our network operations centers, network access points or computer systems;

•	fluctuations in our operating results;

•	our ability to operate in light of restrictions in our existing credit facility, the terms of our master lease agreement with our principal supplier and the terms of our series A preferred stock;

•	our ability to attract and retain qualified personnel;

•	our ability to protect our intellectual property;

•	the outcome of our securities litigation;

•	litigation due to infringement of third party intellectual property rights;

•	litigation due to unauthorized disclosure of road show materials;

•	evolution of the high performance Internet connectivity and services industry;

•	our ability to respond to technological change;

•	our ability to protect ourselves and our customers from security breaches;

•	effects of terrorist activity;

•	government regulation of the Internet;

•	the dilutive effects of our stock price due to our convertible series A preferred stock and warrants;

•	the senior payment rights of our series A preferred stock;

•	the control rights of the holders of our series A preferred stock;

•	future sales of stock; and

•	volatility of our stock price.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

PART I

ITEM 1. BUSINESS.

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. We deliver services through our 29 network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of December 31, 2003, we provided our services to over 1,600 customers in the United States and abroad, including approximately 70 customers in the Fortune 1000 companies.

In addition to our connectivity solutions, we provide complementary managed Internet services, including content distribution, virtual private networking, managed security, managed storage and video conferencing. We provide these managed Internet services through arrangements with third parties such as Akamai Technologies, Inc., Cisco Systems, Inc., Internet Security Systems, Inc. and VeriSign, Inc. In addition, we have marketing agreements with Dimension Data Holdings plc, Hitachi, Ltd., NEC Corporation and Telefonica U.S.A.

Through our recent acquisitions of netVmg, Inc. and Sockeye Networks, Inc., we have extended the reach of our high performance connectivity capabilities from our network access points to the customer’s premises through a hardware and software route optimization product we refer to as our Flow Control Platform. This product enables customers to manage Internet traffic cost, performance and operational decisions directly from their corporate locations. Our Flow Control Platform is designed for large businesses that choose either to manage their Internet services with in-house information technology expertise or outsource these services to us.

As a result of our significant operational restructurings, we have lowered operating expenses by reducing headcount, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our headquarters from Seattle, Washington to Atlanta, Georgia. In addition, we have recruited several experienced executives to our senior management team. With our operational restructurings now substantially complete, we believe we are well positioned to leverage our existing infrastructure to grow our customer base, revenue and profitability.

Recent Developments

On February 18, 2004, our common stock began trading on the American Stock Exchange, or AMEX, under the symbol “IIP.” We voluntarily delisted our common stock from the Nasdaq SmallCap Market effective February 17, 2004.

On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of approximately $56 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

Industry Background

The emergence of multiple Internet networks

The Internet originated as a restricted network designed to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and organizations. As the Internet evolved, businesses began to use the Internet for functions critical to their core business and communications. Telecommunications companies established additional networks to supplement the original public infrastructure and satisfy increasing demand. Currently, the Internet is a global collection of tens of thousands of interconnected computer networks, forming a network of networks. Of these networks, approximately twelve commercial Internet networks contain the substantial majority of the addressable routes on the Internet. These networks were developed at great expense but are nonetheless constrained by the fundamental limitations of the Internet’s architecture. Each network must connect to one another, or peer, to permit its customers to communicate with each other. Consequently, many Internet network service providers have agreed to exchange large volumes of data traffic through a limited number of public network access points and a growing number of private connections.

Public network access points are not centrally managed, and we believe that no single entity has the economic incentive or ability to facilitate problem resolution or to optimize peering within the public network access points, nor the authority to bring about centralized routing administration. As a consequence of the lack of coordination among networks at these public peering points, and in order to avoid the increasing congestion and the potential for resulting data loss at the public network access points, a number of the Internet network service providers have established private interfaces connecting pairs of networks for the exchange of traffic. Although private peering arrangements are helpful for exchanging traffic, they do not overcome the structural and economic shortcomings of the Internet.

The problem of inefficient routing of data traffic on the Internet

The individual Internet network service providers only control the routing of data within their networks, and their routing practices tend to compound the inefficiencies of the Internet. When an Internet network service provider receives a packet that is not destined for one of its own customers, it must route that packet to another Internet network service provider to complete the delivery of the packet on the Internet. Since the use of a public network access point or a private peering point typically involves no economic settlement, an Internet network service provider will often route the data to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible. In this manner, the Internet network service provider reduces capacity and management burdens on its transport network. Once the origination traffic leaves the network of an Internet network service provider, service level agreements with that Internet network service provider typically do not apply since that carrier cannot control the quality of service on another Internet network service provider’s network. Consequently, in order to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. For customers of conventional Internet connectivity providers, this can result in lost data, slower and more erratic transmission speeds, and an overall lower quality of service. Equally important, these customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels, such as poor data transmission performance, or service failures. As a result, it is virtually impossible for a single Internet network service provider to offer a high quality of service across disparate networks.

The growing importance of the Internet for business-critical Internet-based applications

Once primarily used for e-mail and basic information retrieval, the Internet is now being used as a communications platform for an increasing number of business-critical Internet-based applications, such as those relating to electronic commerce, virtual private networks, voice over Internet Protocol, supply chain management, customer service, project coordination, streaming media, and video conferencing and collaboration.

Businesses are unable to benefit from the full potential of the Internet primarily because peering and routing practices, current routing protocols and technologies and the Internet’s architecture were not designed to optimally support today’s large and rapidly growing volume of traffic. The emergence of technologies and applications that rely on network quality and require consistent, high speed data transfer, such as voice over Internet Protocol, virtual private network services, multimedia document distribution and streaming, and audio and video conferencing and collaboration, are hindered by inconsistent performance. We believe that the market for Internet services will be driven by providers that, through superior performance Internet routing services, provide a consistently high quality of service that enables businesses to successfully and cost effectively execute their business-critical Internet-based applications over the public network infrastructures.

Our Solution

Our network access points and proprietary route optimization technology address the inefficiencies of conventional Internet routing practices described above, and provide the following key benefits to our customers:

•	Guaranteed network availability. Our network access points connect multiple major Internet networks, enabling us to offer our customers a domestic service level agreement that guarantees 100 percent network availability, excluding local connections.

•	High performance connectivity. Our proprietary route optimization technology allows us to monitor these major Internet networks and route our customers’ traffic over the best performing Internet path. For customers who use our network access points, our domestic service level agreements guarantee better performance levels than conventional connectivity providers, including less than 45 millisecond latency, a measure of transmission speed, and less than 0.3 percent packet loss, a measure of data loss. For customers who choose to manage their Internet services in-house, we offer our Flow Control Platform, which enables customers to manage Internet traffic costs, performance and operational decisions directly from their corporate locations.

•	Managed Internet-based application services. As a complement to our high performance connectivity solutions, we offer, through arrangements with third parties, managed Internet services such as content distribution, virtual private networking, managed security, managed storage and video conferencing, to support our customers’ business-critical Internet applications.

Our Market Opportunity

We believe we are well positioned to capitalize on the demand for our services. According to Adventis Corporation, a communications industry strategy consulting group, the corporate market for Internet connectivity services in the United States and Europe was estimated to be $19 billion in 2003. More specifically, the corporate market for high performance Internet connectivity services in the United States and Europe was estimated to be $2 billion in 2003. Adventis estimates that the corporate market for high performance Internet connectivity services will grow to $7.3 billion in 2007, representing a compounded annual growth rate of 34%.

We believe that customers requiring high performance Internet connectivity will also demand additional managed Internet services to support their business-critical applications. According to Adventis, the carrier-managed Internet Protocol virtual private networking services market is estimated to increase from approximately $3.8 billion in 2003 to approximately $9.5 billion by 2007. Adventis also estimates that the market for other services such as storage, managed data center services, content delivery network and voice-over-Internet-Protocol will reach $18.9 billion in 2007.

Our Strategy

Our strategy is to extend and enhance our managed Internet connectivity solutions. We believe that by providing high performance Internet connectivity services with complementary managed Internet services, we offer a unique solution that addresses the needs of our customers’ business-critical applications.

Key components of our strategy are to:

•

Provide high performance, managed Internet connectivity services. We will seek to further develop our network access point infrastructure, our proprietary intelligent route control technologies, including our premises-based Flow Control Platform, as well as our network operations centers, to enhance the level of service we provide to our customers. We believe that further enhancements to our proprietary technologies are integral to our ability to continue to penetrate new markets and to provide new value-added, application specific services to our customers. We intend to further develop our services and may selectively acquire complementary technologies to further expand our existing products and services.

•	Expand our geographic coverage in key markets in the United States and abroad. We intend to expand our geographic reach domestically and internationally, both through internal growth and potential acquisitions, in order to better serve our existing customers and deliver our managed Internet services into new markets.

•	Expand our managed Internet services offerings. We intend to continue to expand our complementary managed service offerings to capitalize on our customers’ demand for additional managed Internet services to support their business-critical applications. We will continue to evaluate additional service offerings, which we may offer directly or through arrangements with third parties, in order to support our Internet-Protocol connectivity customers and to continue to differentiate ourselves from conventional providers. Such services may include, but are not limited to content distribution, virtual private networking, managed security, managed storage and video conferencing.

•	Increase sales of our managed Internet services to large business customers. We will seek to increase our penetration of large business customers by expanding and enhancing the services we offer and through partnering arrangements with third parties.

Our Services

We offer the following services directly and through our partners:

•	Managed Intelligent Routing (Internet Protocol Connectivity): We provide route-optimized Internet connectivity enabling fast, reliable data transfers. Our service level agreements guarantee 100 percent network availability in the United States, excluding local connections, less than 45 millisecond latency and less than 0.3 percent packet loss. Credits are given for loss of availability, outage or packet loss. Our high performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kilobytes per second) to OC-12 (622 megabytes per second) with Ethernet Connectivity from 10 megabytes per second to 1,000 megabytes per second (Gigabit Ethernet). We charge monthly fees for these services based on both fixed and usage based contracts.

We recently introduced an additional Internet Protocol connectivity service to customers who require some, but not all, of the attributes of our core high-performance services. This service leverages our proprietary intelligent routing technology, but provides less stringent service level commitments. This Internet connectivity solution guarantees 99.5 percent network availability, excluding local connections, less than 85 millisecond latency and less than 1 percent packet loss in the United States. We charge monthly fees for these services based on both fixed and usage based contracts.

•	Flow Control Platform: Our Flow Control Platform is a customer premises-based hardware and software solution that enables customers to manage Internet traffic cost, performance and operational decisions directly from their corporate locations. In addition to the price of the product, we charge annual maintenance fees and provide managed services for this product on an outsourcing basis for a fee.

•	Data Center Services: We operate a number of data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of the local connections. We charge monthly fees based on the amount of square footage that is leased in our data center facilities.

•	Managed Router Services: Our certified engineers provide managed router services to ensure performance of customer Internet routers. We provide management and monitoring services to support intelligent routing, while allowing customers to utilize their existing hardware investments. We charge monthly fees for these hardware management services.

•	Installation Services: We perform installation services necessary to connect our customers’ networks to our network access points and collect one-time fees for these services.

•	Content Distribution Network: We offer Web caching and content streaming services as a reseller for Akamai Technologies, Inc. We charge monthly fixed and usage-based fees for these services.

•	Virtual Private Network: We offer virtual private networking services that allow customers to send and receive data over a secure site-to-site connection using the public Internet, both utilizing our own technology and as a reseller for Blue Ridge Networks. We charge monthly management fees for these services.

•	Managed Security: We offer intrusion detection and managed firewall services as a reseller for VeriSign and Internet Security Systems, Inc. These security measures include patches, upgrades, log files, alerts, identification of Internet Protocol routing problems, and roll-out management. The customer is also protected from the threat of viruses and hacking. We charge one-time assessment and installation fees as well as monthly maintenance fees for these services.

•	Managed Storage: We offer data backup and restore services as a reseller for ManagedStorage, Inc. We charge monthly maintenance fees for these services.

•	Video Conferencing: We offer a video conferencing service to our customers as a reseller of Hitachi, Ltd.’s hardware and software platforms. We charge customers monthly fixed and usage-based fees for these services.

Network Access Points

We provide our services through our 29 network access points, which feature multiple direct high speed connections to major Internet network service providers, including AT&T, Cable & Wireless USA, Level 3 Communications, Global Crossing Telecommunications, Sprint Internet Services, UUNET Technologies, an MCI company, and Verio, a NTT Communications company, as well as Internet Initiative Japan, Inc. and KDDI Corp. in Asia. Our 29 network access points are located in the following 17 metropolitan market areas:

Market	Number of Network Access Points in Market
Atlanta	1
Boston	2
Chicago	2
Dallas	2
Denver	1
Houston	1
London, England	1
Los Angeles	3
Miami	1
New York	3
Philadelphia	2
San Diego and Orange County, California	2
San Francisco	1
San Jose	2
Seattle	2
Washington, DC	2
Tokyo, Japan(1)	1

Total network access points	29

(1)	Through our joint venture with NTT-ME Corp. of Japan

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration and increase brand name recognition by directly and indirectly targeting business customers that use the Internet for business-critical operations. While we will continue to employ a direct sales approach, we also believe that our market reach and depth can be considerably strengthened by establishing long term relationships with Internet Protocol infrastructure providers, traditional carriers of services to business customers and companies offering specialized Internet Protocol services.

Direct Sales. We have assembled a sales team who has extensive relevant sales experience with a broad range of telecommunications and technology companies. As of December 31, 2003, we had 110 employees engaged in direct sales and customer acquisition and 17 employees engaged in marketing and sales support functions located in our targeted markets. When deploying a new network access point, we form a dedicated team of highly trained technical sales representatives and engineers focused exclusively on the market in which that network access point is located. We believe this localized approach allows us to respond to regional competitive characteristics, educate customers, and identify and close business opportunities better than a centralized sales force.

Strategic Sales. We complement our direct sales resources by providing our services through a number of Internet sales channels, including the following:

•	Specialized Internet Protocol services providers: We have entered into marketing arrangements with VeriSign, Inc., Akamai Technologies, Inc., and Internet Security Systems, Inc., among others, pursuant to which we add the specific services offered by those companies with our capabilities to provide a comprehensive solution to the Internet Protocol services requirements of our customers.

•	Internet Protocol infrastructure providers: We have marketing agreements with Dimension Data Holdings plc, Hitachi, Ltd. and NEC Corporation. In addition, we work closely with Cisco Systems on a number of sales and marketing initiatives.

•	Traditional Carriers: We recently announced a partnership with Telefonica USA, and are exploring relationships with other leading carriers. In addition, our joint venture with NTT-ME, an affiliate of the incumbent Japanese telecommunications company, provides Internap-branded services to Japanese business customers.

Marketing. Our marketing efforts are designed to drive awareness of our products and services, identify qualified leads through various direct marketing campaigns and provide our sales force with product brochures, collateral and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our proprietary Internet communications solutions. Our marketing organization also is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Customers

We provide services to customers in multiple vertical industry segments, including: financial services, media and communications, travel, e-commerce and retail and technology. In addition, we have a number of government contracts. As of December 31, 2003, we had over 1,600 customers, including approximately 70 customers in the Fortune 1000 companies.

Competition

Our current and potential competition includes:

•	network service providers that provide connectivity services, including AT&T; Cable & Wireless USA; Global Crossing Telecommunications; Qwest Communications International; Level 3 Communications; Sprint Internet Services; UUNET Technologies, an MCI company; and Verio, an NTT Communications company;

•	regional Bell operating companies that offer Internet access and managed services;

•	global, national and regional Internet service providers such as Equant, Infonet and Savvis;

•	providers of specific applications or solutions, such as content distribution, security or storage; and

•	software-based, Internet infrastructure companies focused on Internet Protocol route control products such as RouteScience, F5 Networks and Radware.

We compete on the basis of speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price and brand recognition. See “Risk Factors—We may not be able to compete successfully against current and future competitors” below.

Technology

Network access point architecture. Our network access point architecture was engineered to be reliable and scalable. Multiple routers and multiple network access connections provide back-ups in case of the failure of any single network access point circuit or device. Our network access point architecture is designed to grow as our customers’ traffic demands grow and as we add new customers and provide for the addition of significant network access providers as necessary. We only deploy network access points within carrier-grade facilities. All network access points operated by us are equipped with battery backup and emergency generators.

ASsimilator v3 (AS3) intelligent routing technology. Our AS3 Intelligent Routing Technology is a software-based system for Internet Protocol route optimization. The AS3 system is a seamless integration of routing and performance databases, software components that support network and traffic flow analysis, routing policy update and route verification, and traffic and performance reporting. These components interface with our network access point infrastructure, providing the intelligent, high-performance routing characteristics of the network access point.

AS3 assembles the global routing tables advertised by all of our contracted network service providers connected to a given network access point in addition to the available bandwidth to each. It also collects network performance statistics across the Internet. Using this data, the AS3 system then determines the optimal path to each Internet destination for Internet Protocol data traffic and inserts the appropriate routing policies into the network access point infrastructure. As the performance and traffic landscape changes, AS3 adjusts its routing parameters to reflect new optimal paths.

Distributed network management system. We operate a highly scalable proprietary network management system optimized for monitoring network access points. With the use of our distributed network management system, our two network operations centers in Seattle and Atlanta provide real-time monitoring of the networks connected to each network access point, customer circuits, network devices and servers 24 hours a day, seven days a week. This system provides our network operations centers with proactive trouble notification, allowing for identification of variances, frequently before our customers become aware of network problems. This system also captures and provides bandwidth usage reports for billing and customer reports. Data provided by the system is an integral part of our capacity planning and provisioning process, helping us to forecast and plan upgrades before capacity becomes constrained.

Intelligent routing Flow Control Platform. Our Flow Control Platform is a customer premises-based hardware and software route optimization platform delivered in five configurations that enable businesses from small-sized businesses to very large enterprises and content providers to achieve connectivity cost reductions and high performance routing optimization. Benefits of the Flow Control Platform include predictable performance, the ability to evaluate cost, performance and operational trade-offs, and usage and cost metrics to optimize cost and load balance traffic. Our Flow Control Platform is designed for large businesses that choose either to manage their Internet services with in-house information technology expertise or outsource these services to us.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other protective measures to protect our proprietary technology, intellectual property, and other proprietary information. INTERNAP is a trademark of Internap, which is registered in the United States. We have a patent portfolio comprised of a United States patent and U.S. patent applications, foreign national patents and patent applications and international patent applications filed under the Patent Cooperation Treaty. Our patents and patent applications largely relate to our network access point and premise-based route control technologies, including our route and network management platforms, and other technical aspects of our services. We may file additional trademark and patent applications in the future to seek protection for our brand names and innovations.

Employees

As of December 31, 2003, we had 354 full-time employees. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

Facilities

Our corporate headquarters are located at 250 Williams Street, Atlanta, Georgia 30303. We directly operate seven facilities, including six network access points, under long-term lease arrangements. In addition, we have network access points under occupancy agreements with the applicable landlord or lessor at 22 locations. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Available Information

A copy of this annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available free of charge on our website, www.internap.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and that information should not be considered part of this document.

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

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $33.0 million, $72.3 million and $479.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, our accumulated deficit was $829.5 million. We expect to incur additional operating losses for the foreseeable future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our operations have historically been cash flow negative, and we have depended on equity and debt financings to meet our cash requirements, which may not be available to us in the future on favorable terms.

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in each quarterly and annual period since we began our operations in May 1996. We expect to meet our cash requirements in 2004 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities, and the proceeds from our recently completed public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility and the terms of our series A preferred stock limit our ability to incur additional indebtedness. We are currently negotiating the renewal of our $20.0 million credit facility with Silicon Valley Bank which will expire on October 22, 2004, but we cannot assure you that this facility will be renewed upon expiration on commercially favorable terms.

As a result of the overcapacity created in the Internet connectivity and Internet Protocol services market, we have recorded significant restructuring charges and goodwill impairment.

As a result of the overcapacity created in the Internet connectivity and Internet Protocol services market during the past several years, we have undertaken significant operational restructurings and have taken restructuring charges and recorded total restructuring costs (benefits) of $1.1 million, $(3.8) million and $64.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. If the Internet connectivity and Internet Protocol services market continues to experience overcapacity and uncertainty or declines in the future, we may incur additional restructuring charges or adjustments in the future. Such additional restructuring charges or adjustments could adversely affect our business, net profit and stockholders’ equity. In addition, we recorded goodwill impairment of $196 million in 2001, and we cannot assure you that we will not record additional goodwill impairment in future periods. Our recent restructurings and goodwill impairment may impede our ability to expand our customer base, hire new employees or obtain new financing, which could adversely affect our business, results of operations and financial condition.

Our restructurings of operations and other cost reducing measures may not achieve the results we intended and may adversely affect our operations in future periods.

We have recently substantially completed significant operational restructurings, which included reducing headcount, consolidating network access points, terminating certain nonstrategic real estate leases and license arrangements and moving our headquarters from Seattle, Washington to Atlanta, Georgia. In addition, the majority of our senior management team has joined our company in the past two years. We undertook these measures to reduce expenses and establish a business plan that is appropriate for our expected revenue levels.

We expect that we will encounter challenges and difficulties similar to those frequently experienced by companies operating under a new or revised business plan with a new management team, particularly companies in the rapidly evolving Internet connectivity and Internet Protocol services markets. These challenges and difficulties relate to our ability to:

•	attract new customers and retain existing customers;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support our growth strategy;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support our growth strategy with minimal delays.

If the actions taken in our restructurings do not sufficiently decrease our expenses, we may implement further streamlining of our operations or undertake additional restructurings of our business, which could divert management’s attention and strain operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve profitability.

We may not be able to compete successfully against current and future competitors.

The Internet connectivity and Internet Protocol services market is highly competitive. We expect competition from existing competitors to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors currently include regional Bell operating companies that offer Internet access, global, national and regional Internet service providers, and other Internet infrastructure providers and manufacturers. In addition, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our products and services.

In addition, we will face additional competition as we expand our managed services product offerings, including competition from technology and telecommunications companies. A number of telecommunications companies and Internet service providers have been offering or expanding their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods including the cable television infrastructure, direct broadcast satellites and wireless local loop. Many of our existing and future competitors may have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have significant advantages over us. Increased competition and technological advancements by our competitors could adversely affect our business, results of operations and financial condition.

Pricing pressure could decrease our revenue and threaten the attractiveness of our premium priced services.

Pricing for Internet connectivity services has declined significantly in recent years and may decline in the future. An economic downturn could further contribute to this effect. We currently charge, and expect to continue to charge, higher prices for our high performance Internet connectivity services than prices charged by our competitors for their connectivity services. By bundling their services and reducing the overall cost of their solutions, certain of our competitors may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition and other related competitive pressures could erode our revenues and significant price deflation could affect our results of operations if we are unable to control our costs. Because we rely on Internet network service providers to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even with an increased number of customers.

In addition, over the last several years, companies that require Internet connectivity have been evaluating and will continue to evaluate the cost of such services, particularly high performance connectivity services such as those we currently offer, in light of economic factors and technological advances. Consequently, existing and potential customers may be less willing to pay premium prices for high performance Internet connectivity services and may choose to purchase lower quality services at lower prices, which could adversely affect our business, results of operations and financial condition.

If we are unable to deploy new network access points or do not adequately control expenses associated with the deployment of new network access points, our results of operations could be adversely affected.

As part of our strategy, we intend to continue to expand our network access points, particularly in new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive network access point sites, negotiating leases for centers on competitive terms, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new network access point. We cannot assure you that we will be able to open and operate new network access points on a timely or profitable basis. Deployment of new network access points will increase operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from Internet network service providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. If we are unable to control our costs as we expand in geographically dispersed locations, our results of operations could be adversely affected.

We have acquired and may acquire other businesses, and these acquisitions involve numerous risks.

We intend to pursue additional acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures and issue additional shares of our common stock or securities convertible into our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks including the following:

•	the ability to identify and consummate complementary acquisition candidates;

•	the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	diversion of management’s attention from normal daily operations to negotiate acquisitions and integrate acquired businesses;

•	insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

•	challenges in completing projects associated with in-process research and development being conducted by the acquired businesses;

•	risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurrence and/or assumption of significant debt, contingent liabilities and amortization expenses; and

•	loss of key employees of the acquired companies.

Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

Because we have limited experience operating internationally, our international operations may not be successful.

We have limited experience operating internationally. We currently have a network access point in London, England, participate in a joint venture with NTT-ME Corporation that operates a network access point in Tokyo, Japan and recently announced a strategic partnership with Telefonica USA, which is intended to provide us with further access in Europe and access to the Latin

American market. As part of our strategy to expand our geographic markets, we may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

•	challenges in establishing and maintaining relationships with foreign customers as well as foreign Internet network service providers and local vendors, including data center and local network operators;

•	challenges in staffing and managing network operations centers and network access points across disparate geographic areas;

•	limited protection for intellectual property rights in some countries;

•	challenges in reducing operating expenses or other costs required by local laws;

•	exposure to fluctuations in foreign currency exchange rates;

•	costs of customizing network access points for foreign countries and customers;

•	protectionist laws and practices favoring local competition;

•	political and economic instability; and

•	compliance with governmental regulations.

We may be unsuccessful in our efforts to address the risks associated with our international operations, which may limit our international sales growth and adversely affect our business and results of operations.

We depend on a number of Internet network service providers to provide Internet connectivity to our network access points. If we are unable to obtain required connectivity services on a cost-effective basis, or if such services are interrupted or terminated, our growth prospects and business, results of operations and financial conditions could be adversely affected.

In delivering our services, we rely on a number of Internet networks, all of which are built and operated by others. In order to be able to provide high performance connectivity services to our customers through our network access points, we purchase connections from several Internet network service providers. We cannot assure you that these Internet network service providers will continue to provide service to us on a cost-effective basis or on otherwise competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. If consolidation occurs among Internet network service providers, we may have fewer providers from which to obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other Internet network service providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and adversely affect our business, results of operations and financial condition.

We depend on third party suppliers for key elements of our network infrastructure and failure of these suppliers to deliver their products and services as agreed could impair our ability to provide our services on a competitive and timely basis.

Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our services on a competitive and timely basis. We depend on other companies to supply various key elements of our infrastructure including the network access loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers’ networks. We currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

A failure in our network operations centers, network access points or computer systems would cause a significant disruption in our Internet connectivity services, and we may experience significant disruptions in our ability to service our customers.

Our business depends on the efficient and uninterrupted operation of our network operations centers, our network access points and our computer and communications hardware systems and infrastructure. Interruptions could result from natural or human caused disasters, power loss, telecommunications failure and similar events. If we experience a problem at our network operations centers, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we provide continuous Internet availability under our service level agreements, we may be required to issue a significant amount of customer credits as a result of such interruptions in service. These credits could negatively affect our results of operations. In addition, interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require additional capital expenditures.

A significant number of our network access points are located in facilities owned and operated by third parties. In many of those arrangements, we do not have property rights similar to those customarily possessed by a lessee or sublessee, but instead have lesser rights of occupancy. In certain situations, the financial condition of those parties providing occupancy to us could have an adverse impact on the continued occupancy arrangement or the level of service delivered to us under such arrangements.

Our results of operations have fluctuated in the past and may continue to fluctuate, which could have a negative impact on the price of our common stock.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	competition and the introduction of new services by our competitors;

•	continued pricing pressures resulting from competitors’ strategies or excess bandwidth supply;

•	fluctuations in the demand and sales cycle for our services;

•	fluctuations in the market for qualified sales and other personnel;

•	changes in the prices for Internet connectivity we pay to Internet network service providers;

•	the cost and availability of adequate public utilities, including power;

•	our ability to obtain local loop connections to our network access points at favorable prices;

•	integration of people, operations, products and technologies of acquired businesses; and

•	general economic conditions.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional network access points and the terms of our network connectivity purchase agreements. These and other factors discussed in this annual report on Form 10-K could have a material adverse effect on our business, results of operations and financial condition. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization, and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Because our results of operations have fluctuated in the past and are expected to continue to fluctuate in the future, investors should not rely on the results of any particular period as an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

The terms of our existing credit facility and our master lease with our primary supplier impose restrictions upon us.

The terms of our existing credit facility and our master lease with our primary supplier impose operating and financial restrictions on us and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions.

The failure to comply with any of these covenants would cause a default under these facilities. Furthermore, our credit facility contains certain financial covenants, including the maintenance of a minimum tangible net worth through certain pre-determined periods which, if not maintained by us, will cause us to be in default under the credit facility. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, minimum revenue levels, specified levels of earnings before interest, taxes, depreciation and amortization and other customary covenants. Any defaults, if not waived, could result in the acceleration of the maturity of our debt. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition.

The terms of our series A preferred stock contain a number of restrictions that could restrict our operating flexibility, including actions otherwise deemed to be in the best interests of the holders of our common stock.

The terms of our series A preferred stock contain covenants that restrict our operating flexibility. As of December 31, 2003, there were 1,751,385 shares of series A preferred stock outstanding, convertible into 58,994,032 shares of our common stock. As long as shares of series A preferred stock representing at least 5 million shares of our common stock upon conversion remain outstanding, without the approval of holders of more than 50% of the outstanding shares of such stock, we may not, among other things:

•	increase or decrease our authorized number of shares of capital stock;

•	authorize, issue or sell stock or securities convertible into equity securities that rank equal with or senior to our series A preferred stock as to redemption, voting rights, liquidation preferences or dividends;

•	redeem, repurchase or pay dividends or make any other distribution with respect to our common stock;

•	issue debt in excess of $5 million; or

•	increase the number of shares available under our stock compensation plans.

We cannot assure you that we could obtain the approval of the required percentage of the holders of series A preferred stock to the waiver or amendment of one or more of the foregoing restrictions on a timely basis, if at all. If we are unable to obtain this approval, we may be unable to execute our business plan and our business, results of operations and financial condition could be adversely affected.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations and deploy additional network access points, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment agreements with our executive officers provide that their employment may be terminated by either party at any time. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements with employees, consultants and customers and other protective measures to establish and protect our proprietary technology and information. As a result of the growth of our company, our operational restructuring and our recent acquisitions, we may decide to make additional patent filings and implement new intellectual property management procedures in order to protect and enforce our intellectual property rights. INTERNAP is a trademark of Internap and is registered in the United States. We have a patent portfolio comprised of a United States patent and U.S. patent applications, foreign national patents and patent applications and international patent applications filed under the Patent Cooperation Treaty. Our patents and patent applications largely relate to our network access point and premise-based route control technologies, including our route and network management platforms, and other technical aspects of our services. We may file additional trademark and patent applications in the future. We cannot assure you that our patent applications, including the patent applications by netVmg and Sockeye, will be granted or that these patents or any future issued patents will provide significant proprietary protection or commercial advantage to us or that the U.S. Patent and Trademark Office or a foreign patent office will allow any additional or future patent claims. It is possible that any patents that have been or may be issued to us could still be successfully challenged by third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Further, current and future competitors may independently develop similar technologies, duplicate our services and products or design around any patents that may be issued to us. Effective patent protection may not be available in every country in which we intend to do business. In addition to patent protection, we believe the protection of our copyrightable works, trademarks and trade secrets is important to our future success. Despite any precautions that we have taken, intellectual property laws and contractual restrictions may not be sufficient to prevent misappropriation of our proprietary technology or information or deter others from developing similar or superior technologies. We cannot assure you that confidentiality agreements and other contractual restrictions will provide adequate protection of our proprietary information in the event of an unauthorized use or disclosure, that employees, consultants or customers will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors.

We are subject to securities class action litigation, which may harm our business and results of operations.

In July 2001, putative class action lawsuits were filed against us, certain of our officers and directors, several investment banks that were underwriters of our initial public offering, or IPO, and a number of other companies, or Issuers. The suits allege that we, certain of our officers and directors, and the investment banks that were underwriters in our IPO violated Section 11 of the Securities Act based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation received by and the stock allocation practices of the IPO underwriters. We have agreed to a tentative settlement with the plaintiffs. The settlement agreement is subject to court approval and sufficient participation by defendants in similar actions. If the proposed settlement is not approved by the court or a sufficient number of defendants do not participate in the settlement, the defense of this litigation may increase our expenses and divert management’s attention and resources. An adverse outcome in this litigation could seriously harm our business, results of operations and financial condition. In addition, we may, in the future, be subject to other securities class action or similar litigation.

We may face litigation and liability due to claims of infringement of third party intellectual property rights.

The Internet services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our products or services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, our customer agreements generally provide for us to indemnify our customers for expenses or liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products or services to avoid infringement, our ability to compete successfully in our competitive market would be materially impaired.

We may face litigation and liability due to unauthorized disclosure of road show materials in connection with our recent public offering.

After the effectiveness of the registration statement filed in connection with our recent underwritten public offering, we became aware that (1) certain unauthorized persons may have accessed an Internet-based investor presentation, or road show, that had been used by Internap in the offering and (2) portions of the road show presentation had been posted by an unauthorized third party on a generally-available Internet photo sharing website. The road show presentation appeared on a third party vendor’s password-protected website, and, consistent with the Securities and Exchange Commission’s guidance relating to electronic road show presentations, was intended for access only by prospective investors authorized by the managing underwriters. The presentation included electronic slides that could be viewed during the presentation and oral statements made by members of our management team. Unauthorized access to the road show presentation was provided by posting, without our consent or the consent of the managing underwriters, the website link and passwords on a generally accessible message board maintained on the Yahoo Finance website. In addition, unauthorized access to the electronic slides used in the road show presentation was provided by posting images of some but not all of the slides to an Internet photo sharing website. The road show presentation and the posted road show slides did not disclose the related risks and uncertainties described in the prospectus for the offering. The unauthorized access to the Internet-based investor presentation and the unauthorized postings to the Internet photo sharing website may each be deemed to constitute a prospectus that does not meet the requirements of the Securities Act and thus a violation of the Securities Act of 1933, as amended. If we are found to have violated the Securities Act, then for a period of one year from the date of the violation, certain investors who purchased shares of our common stock in the public offering may have the right to obtain recovery of the consideration paid in connection with their purchase from us or any person who participated in the offering or, if they had already sold their shares, damages resulting from their purchase and sale of those shares. Any liability would depend, in part, upon the number of shares purchased by investors who assert their right of rescission or claim for damages within the one year statute of limitations period. If asserted, we intend to contest any claims for rescission or damages vigorously. At this stage, it is not possible to estimate the financial impact, if any, of any possible settlement from these potential claims.

Risks Related to Our Industry

The future evolution of the high performance Internet connectivity market, and therefore the role of our products and services, cannot be predicted with certainty.

We face the risk that the market for high performance Internet connectivity services might develop more slowly or differently than currently projected, or that our services may not achieve continued and/or widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge a premium for our services, which may affect market acceptance of our services or adversely impact the rate of market acceptance. We believe the danger of nonacceptance is particularly acute during economic slowdowns and when there is significant pricing pressure on Internet service providers. Finally, if the Internet becomes subject to a form of central management, or if Internet network service providers establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our Internet connectivity services could be adversely affected.

If we are unable to respond effectively and on a timely basis to rapid technological change, we may lose or fail to establish a competitive advantage in our market.

The Internet connectivity and Internet Protocol services industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. Our failure to anticipate the prevailing standard, to adapt our technology to any changes in the prevailing standard or the failure of a common standard to emerge could hurt our business. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternative access devices and technologies.

Our network and software are vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation.

There have recently been a number of widespread and disabling attacks on public and private networks. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could result in our liability for damages under agreements with our customers, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under Internet “spam” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. Therefore, we cannot assure you that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems may result in increased costs, interruptions, delays or cessation of service to our customers, which could hurt our business, results of operations and financial condition.

Recent terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the United States, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points.

If governments modify or increase regulation of the Internet, the provision of our services could become more costly.

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. For example, a federal law regulating unsolicited commercial e-mail, or “spam,” was recently enacted. The effects of this legislation, which by its terms preempts most spam regulations in over thirty state laws, on our business is uncertain. In addition, federal and state agencies are actively considering regulation of various aspects of the Internet, including taxation of transactions, and imposing access fees for voice-over-Internet Protocol. The Federal Communications Commission and state agencies are also reviewing the regulatory requirements, if any, that should be applicable to voice-over-Internet Protocol. If we seek to offer voice-over-Internet Protocol services, we could be required to obtain certain authorizations from regulatory agencies. We may not be able to obtain such authorizations in a timely manner, or at all, and conditions could be imposed upon such authorization that may not be favorable to us. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet in some respects as has been done with traditional telecommunications services, or otherwise increase the cost of doing business on the Internet or in some other manner. Any of these actions could have a significantly harmful effect on us or our customers. Moreover, the nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

As of November 1, 2003, the Internet Tax Freedom Act, which placed a moratorium against certain state and local taxation of Internet access, expired. Pursuant to this moratorium, most of our services were not subject to state and local taxation. Should the U.S. Congress not pass a similar moratorium limiting the taxation of Internet access or related services, state and local governments may impose taxes on some or all of the services we currently provide. We may not be able to pass these taxes along to our customers. This additional expense may have a negative impact on our business and the industry generally.

Risks Related to Our Capital Stock

Our common stockholders may experience significant dilution, which would depress the market price of our common stock.

Holders of our series A preferred stock, options and warrants may convert their shares to common stock or exercise their options or warrants to purchase our common stock which would increase the number of outstanding shares of common stock in the future. As of December 31, 2003, (1) 1,751,385 shares of series A preferred stock, convertible into an aggregate of 58,994,032 shares of our common stock, were outstanding, (2) options to purchase an aggregate of 39,160,962 shares of our common stock at a weighted average exercise price of $1.52 were outstanding, and (3) warrants to purchase 17,133,464 shares of our common stock at a weighted average exercise price of $1.06 per share were outstanding. As of December 31, 2003, if all outstanding shares of our series A preferred stock were converted and all options and warrants were exercised, our outstanding shares of common stock would increase from approximately 228.8 million shares to approximately 344.1 million shares, an increase of approximately 50.4% in the number of shares of common stock outstanding. In addition, on February 2, 2004, we issued additional options with an exercise price of $2.44 per share exercisable for an aggregate of 4,338,563 shares of our common stock to our executive officers. The issuance of our common stock upon the conversion of series A preferred stock or the exercise of options and warrants could depress the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Holders of our series A preferred stock have the right to receive additional shares of our common stock if we issue shares of our common stock for less than $0.95 per share, which could have a dilutive impact on our common stock and depress the market price of our common stock.

Because we issued shares of our common stock in our August 2003 private placement at a price below the conversion price of the series A preferred stock at that time, the number of shares of common stock into which our outstanding shares of series A preferred stock are convertible increased by 34.5 million shares. Under our certificate of incorporation, issuances by us of our common stock at a price below the conversion price of our series A preferred stock, which is currently $0.95 per share, will result in the adjustment of the conversion price to such lower price and the number of shares of common stock into which shares of our series A preferred stock are convertible will increase. Such adjustments could have a dilutive effect on other holders of our common stock and depress on the market price of our common stock.

The holders of our series A preferred stock have payment rights that are senior to holders of our common stock.

In the event of a liquidation, dissolution or winding up of Internap, holders of our series A preferred stock will have claims against our assets that are senior to any claims of the holders of our common stock. More specifically, the holders of our series A preferred stock would be entitled to receive an amount equal to the original issuance price of the series A preferred stock plus any declared and unpaid dividends thereon. That amount is currently equal to $32.00 per share of preferred stock or approximately $56 million in the aggregate for all shares of series A preferred stock outstanding as of December 31, 2003. After receiving that preferential distribution, holders of our series A preferred stock would then be entitled to participate ratably with the holders of our common stock in any receipt of remaining proceeds until the holders of our series A preferred stock have received three times the original issue price of the series A preferred stock. A liquidation includes a consolidation or merger of Internap in which the holders of our common stock immediately prior to the transaction own less than 50% of our voting power immediately after the transaction, a transaction or series of transactions in which a person or group acquires beneficial ownership of more than 50% of our common stock or voting power, or a sale, lease or disposition of all or substantially all of our assets.

The holders of our series A preferred stock, as a group, through their ownership of series A preferred stock and common stock, have the ability to influence the outcome of matters brought before our stockholders.

The holders of our series A preferred stock, as a group, through their ownership of series A preferred stock and common stock, have significant voting power with respect to matters brought before our stockholders and may have interests that are adverse to those of our common stockholders. This voting power includes the right to vote equally with holders of our common stock in all matters brought before our stockholders. As of December 31, 2003, the holders of series A preferred stock, through their series A preferred stock and common stock holdings, represented 23% of our voting power. In addition, holders of our series A preferred stock have the right to approve, voting as a separate class, certain matters, including the election of two directors to our board of directors, changes to our certificate of incorporation and certain events of consolidation, merger, reorganization or change of control, which could include a transaction containing a substantial premium to the then-current market price of our common stock or other terms deemed by our management or board of directors to be in the best interests of holders of our common stock.

Future sales of shares by us or our existing stockholders could affect our stock price.

The shares held by our stockholders, including holders of our series A preferred stock and our executive officers and directors, may be sold in the public market at any time and from time to time subject, in certain cases, to volume limitations under Rule 144 of the Securities Act and various vesting agreements. If any of these stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. We are required to register an additional 34,500,000 shares of our common stock issuable to holders of our series A preferred stock. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans will continue to become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the securities rules and regulations applicable to these shares. A registration statement to permit the resale of 85,568,119 shares of our common stock issuable upon conversion of the series A preferred stock and the exercise of warrants is currently effective; a registration statement to permit the resale of 10,863,675 shares of our common stock became effective in December 2003; and a registration statement to permit the resale of 14,998,312 shares of our common stock, including 1,926,000 shares of our common stock issuable upon the exercise of outstanding warrants, became effective in February 2004.

Our stock price may be volatile.

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the Internet connectivity and services industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Atlanta, Georgia adjacent to our network operations center, service point and colocation facilities. The Atlanta facility consists of 110,797 square feet under a lease agreement that expires in 2020. We lease other facilities to fulfill our real estate requirements in metropolitan areas and specific cities where our network access points are located. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

In July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering, or IPO, a number of other companies, or Issuers, individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. The consolidated complaint against us is nearly identical to those against the other Issuers and alleges that we, certain of our officers and directors, and our IPO underwriters violated Section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a fraud on investors. The plaintiffs seek unspecified monetary damages and other relief. On or about February 19, 2003, the court denied defendants’ motion to dismiss in substantial part.

In October 2002, the parties agreed to toll the statute of limitations with respect to certain of the named officers and directors, including ours, until September 30, 2003 and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against substantially all of the Issuers, including us, and denying the motion to dismiss the Section 10(b) claims against many Issuers, including us. During the summer and fall of 2003, we, along with the substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and our respective insurers regarding a tentative settlement of the lawsuit. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors, including us, from all further liability resulting from plaintiffs’ claims and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum from the IPO underwriters, plaintiffs would be entitled to payment by each participating issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. We entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with the plaintiffs as described above agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. Pending definitive settlement, we continue to defend against this lawsuit vigorously.

In addition to the above matters, we currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SHARES.

Our common stock is listed on the AMEX under the symbol “IIP” and has traded on the AMEX since February 18, 2004. Our common stock traded on the Nasdaq SmallCap Market from October 4, 2002 until February 17, 2004. Prior to that, our common stock traded on the Nasdaq National Market from September 29, 1999, the date of our initial public offering, until October 4, 2002 when we fell below certain listing criteria of the Nasdaq National Market. The last reported sale price of our common stock on March 11, 2004 was $1.68 per share.

The following table sets forth on a per share basis the high and low closing prices for our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable, during the periods indicated.

	High	Low
Year Ended December 31, 2003:
Fourth Quarter	$2.59	$1.11
Third Quarter	1.55	1.04
Second Quarter	1.37	0.37
First Quarter	0.55	0.39
Year Ended December 31, 2002:
Fourth Quarter	$0.69	$0.19
Third Quarter	0.34	0.13
Second Quarter	0.81	0.23
First Quarter	1.74	0.77

As of March 5, 2004, the number of stockholders of record of our common stock was 1,212. Because brokers and other institutions on behalf of stockholders hold many of our shares, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under covenants contained in our current credit agreement and our master lease with our primary supplier. In addition, as long as shares of our series A preferred stock convertible into at least five million shares of our common stock are outstanding, we may not declare or pay dividends on our common stock without the approval of at least 50% of the outstanding shares of our series A preferred stock. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

The consolidated statement of operations data and other financial data presented below for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data presented below for the years ended December 31, 1999 and 2000, and the balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited financial statements that are not included in this annual report on Form 10-K. The following selected financial data are qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$12,520	$69,613	$117,404	$132,487	$138,580

Costs and expenses:
Direct cost of network, exclusive of depreciation shown below	17,848	62,465	98,915	83,207	75,730
Customer support	5,796	20,320	21,480	12,913	9,045
Product development	3,876	11,924	12,233	7,447	6,923
Sales and marketing	17,519	35,390	38,151	21,641	18,429
General and administrative	7,335	32,962	44,491	20,848	20,032
Depreciation and amortization	4,808	20,522	48,550	49,600	33,892
Amortization of goodwill and other intangible assets	—	54,334	38,116	5,626	3,352
Amortization of deferred stock compensation	7,569	10,651	4,217	260	390
Pre-acquisition liability adjustment	—	—	—	—	(1,313)
Lease termination expense	—	—	—	804	—
Restructuring cost (benefit)(1)	—	—	64,096	(3,781)	1,084
Impairment of goodwill and other intangible assets(2)	—	—	195,986	—	—
In-process research and development(3)	—	18,000	—	—	—
(Gain) loss on sales and retirements of property and equipment	—	—	2,714	2,829	(53)

Total operating costs and expenses	64,751	266,568	568,949	201,394	167,511

Loss from operations	(52,231)	(196,955)	(451,545)	(68,907)	(28,931)
Other income (expense):
Interest income (expense), net	2,314	11,498	(1,272)	(2,194)	(3,280)
Loss on investments	—	—	(26,345)	(1,244)	(827)

Total other income (expense)	2,314	11,498	(27,617)	(3,438)	(4,107)
Net loss	(49,917)	(185,457)	(479,162)	(72,345)	(33,038)
Less deemed dividend related to beneficial conversion feature (4)	—	—	—	—	(34,576)

Net loss attributable to common stockholders	$(49,917)	$(185,457)	$(479,162)	$(72,345)	$(67,614)

Basic and diluted net loss per share	$(1.31)	$(1.30)	$(3.19)	$(0.47)	$(0.39)

Weighted average shares used in computing basic and diluted net loss per share (5)	37,994	142,451	150,328	155,545	174,602

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$205,352	$153,965	$82,306	$25,219	$18,885
Total assets	245,546	650,110	284,977	172,969	142,451
Notes payable and capital lease obligations, less current portion	14,378	27,646	16,448	27,913	17,812
Series A convertible preferred stock (5)(6)	—	—	86,314	79,790	51,841
Total stockholders’ equity	210,500	531,953	66,169	1,835	78,150

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Other Financial Data:
Purchases of property and equipment	$(12,905)	$(57,698)	$(32,094)	$(8,632)	$(3,799)
Net cash used in operating activities	(33,818)	(95,104)	(123,048)	(40,261)	(11,088)
Net cash (used in) provided by investing activities	(68,020)	(106,193)	12,292	9,581	561
Net cash (used in) provided by financing activities	256,747	148,273	72,147	(7,652)	4,193

(1)	Restructuring cost (benefit) relates to restructuring programs in which management determined to exit certain non-strategic real estate lease and license arrangements, consolidate network access points and streamline the operating cost structure.
(2)	In 2000, we acquired CO Space, Inc. and the purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. In 2001, the estimated fair value of certain assets acquired was less than their recorded amounts, and an impairment charge was recorded for approximately $196.0 million.
(3)	In-process research and development is related to technology acquired in 2000 from VPNX.com, Inc., formerly Switchsoft Systems, Inc., that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses.
(4)	In August 2003, we completed a private placement of our common stock which resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34.5 million shares. We recorded a deemed dividend of $34.6 million in connection with the conversion price adjustment, which is attributable to the additional incremental number of shares of common stock issuable upon conversion of our series A preferred stock.
(5)	See note 2 of notes to financial statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.
(6)	As of December 31, 2003, there were 1,751,385 shares of our series A preferred stock outstanding convertible into 58,994,032 shares of our common stock. These shares are included in total stockholders’ equity as of December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.

Overview

We provide high performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. We deliver services through our 29 network access points, which feature multiple direct high speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, entertainment and media, travel, e-commerce and retail and technology. As of December 31, 2003, we provided our services to over 1,600 customers in the United States and abroad, including approximately 70 customers in the Fortune 1000 companies.

At December 31, 2003, we operated 29 network access points in 17 metropolitan market areas. During 2003, our total number of network access points were reduced from 34 to 29, with nine network access points relocated during the year to lower operating cost, enhance customer connectivity and improve our technology.

Due to the nature of the services we provide, we generally price our Internet connectivity services at a premium to the services offered by conventional Internet connectivity service providers. We believe customers with business-critical Internet applications will continue to demand the highest quality of service as their Internet connectivity needs grow and become even more complex and, as such, will continue to pay a premium for our high performance managed Internet connectivity services.

Our success in executing our premium pricing strategy depends, to a significant degree, on our ability to differentiate our connectivity solutions from lower cost alternatives. The key measures of our success in achieving this differentiation are revenue and customer growth. During 2003, our net new customers increased by 365 to over 1,600 enterprise customers as of December 31, 2003. Revenue for the year ended December 31, 2003 increased 5% to $138.6 million, compared to revenue of $132.5 million for the year ended December 31, 2002.

We intend to increase revenue by leveraging the capabilities of our existing network access points. In our existing markets, we realize incremental margin as new customers are added. Additional volume in an existing market allows improved utilization of existing facilities and an improved ability to cost-effectively predict and acquire additional network capacity. Conversely, decreases in the number of customers in an established market lead to decreased facility utilization and increase the possibility that direct network resources are not cost-efficiently employed. These factors have a direct bearing on our financial position and results of operations.

We also intend to increase revenue by expanding our geographic coverage in key markets in the United States and abroad. As we enter new geographic markets, operating results will be affected by increased expenses for hiring, training and managing new employees, acquiring and implementing new systems and expenses for new facilities. Our ability to generate increased revenues depends on the success of our cost control measures as we expand our geographic coverage.

Finally, we intend to increase revenue by expanding our complementary managed Internet service product offerings. These services include, but are not limited to, content distribution, virtual private networking, colocation services, managed security, managed storage, video conferencing and voice over Internet Protocol services.

Business Combinations

On October 1, 2003, we completed our acquisition of netVmg. The acquisition was recorded using the purchase method of accounting under Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” (“SFAS 141”). The aggregate purchase price of the acquired company, plus related charges, was approximately $13.7 million and was comprised of 345,905 shares of our series A preferred stock, acquisition costs and warrants to purchase 1.5 million shares of our common stock. The warrants are exercisable only in the event the former netVmg shareholders invest an amount no less than $4.4 million in any future private placement of our equity securities. Results of operations of netVmg have been included in our financial results since the closing date of the transaction.

On October 15, 2003, we completed our acquisition of Sockeye. The acquisition was recorded using the purchase method of accounting under SFAS 141. The aggregate purchase price of the acquired company, plus related charges, was approximately $1.9 million and was comprised of 1,420,775 shares of our common stock and acquisition costs. Results of operations of Sockeye have been included in our financial results since the closing date of the transaction.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer credit risk, investments, goodwill and other intangible assets, long-lived assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services, and video conferencing services. We also offer T-1 and fractional DS-3 connections at fixed rates.

We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Contracts and sales or purchase orders are generally used to determine the existence of an arrangement. We test for availability or use shipping documents when applicable to verify delivery of our product or service. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period, and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship. Revenues associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship, as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis.

        Customer credit risk. We review the creditworthiness of our customers routinely. If we determine that collection of service revenues is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. To establish the amount of the allowances against revenue and receivables on the balance sheet, we apply a credit risk rating system that is based on management’s best understanding of our customers’ ability to pay. Our assessment of customers’ creditworthiness may include consideration of payment history. The sum of individual customer receivable balances multiplied by the credit rating is the basis for reserves against revenues and receivables. We also increase our reserve estimates for estimated customer credits. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer’s credit risk, additional allowances may be required.

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

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2003, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan, known as Internap Japan. We record our proportional share of the losses of our investee one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as loss on investment on the consolidated statement of operations.

Goodwill. We may record goodwill as a result of acquisitions. We recorded goodwill as a result of our acquisitions of CO Space, Inc., VPNX.com, Inc., netVmg, Inc., and Sockeye Networks, Inc. We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires an impairment-only approach to accounting for goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to the carrying value for goodwill. Any shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We selected August 1 as our annual testing date.

To estimate fair value in the future, for purposes of completing the first step of the SFAS No. 142 analysis, we will use a market-based analysis based on the value of our equity and a discounted cash flow analysis. The forecasts of future cash flows will be based on our best estimate of future revenues, operating costs and general market conditions, and is subject to review and approval by senior management. Both approaches to determining fair value will depend on our stock price since market capitalization will impact the discount rate to be applied as well as a market multiple analyses. Changes in the forecast could cause us to either pass or fail the first step test and could result in the impairment of goodwill.

Restructuring liability. When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management’s best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management’s estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect our results of operations. A 10% change in our restructuring estimates in a future period, compared to the $6.4 million restructuring liability at December 31, 2003 would result in a $0.6 million expense or benefit in the statement of operations during the period in which the change in estimate occurred.

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

Network service commitment liability. We monitor our network service commitments with our network service providers. When we determine that a service commitment will not be achieved through the ordinary course of business and the service provider is not expected to provide relief from the commitment, we record an expense to the direct costs of network and a liability for the estimated shortfall. If we are unable to continue increasing our base of customers or if our customer base decreases, we may experience a deterioration of our operating margins.

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We evaluated our investments and other relationships and concluded that none qualify as a VIE as defined in FIN 46.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted the provisions of this standard during 2003 and it had no material impact on our financial position and results from operations.

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

Direct cost of network is comprised primarily of the costs for connecting to and accessing Internet network service providers and competitive local exchange providers, costs related to operating and maintaining network access points and data centers and costs incurred for providing additional third-party services to our customers. To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature.

Customer support costs consist primarily of employee compensation costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operation centers. In addition, facilities costs associated with the network operations center are included in customer support costs.

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

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have recently substantially completed significant operational restructurings, which have included substantial changes in our senior management team, a reduction in headcount from a high of 860 employees to 354 employees at December 31, 2003, streamlining our cost structure, consolidating network access points, terminating certain nonstrategic real estate leases and license arrangements and moving our headquarters from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. As of December 31, 2003, our accumulated deficit was $829.5 million.

The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Year Ended December, 31
	2003	2002	2001
Revenues	100%	100%	100%

Costs and expenses:
Direct cost of network, exclusive of depreciation shown below	55%	63%	84%
Customer support	7%	10%	18%
Product development	5%	6%	10%
Sales and marketing	13%	16%	32%
General and administrative	14%	16%	38%
Depreciation and amortization	25%	37%	41%
Amortization of goodwill and other intangible assets	2%	4%	33%
Amortization of deferred stock compensation	—	—	4%
Pre-acquisition liability adjustment	(1)%	—	—
Lease termination expense	—	1%	—
Restructuring costs (benefit)	1%	(3)%	55%
Impairment of goodwill and other intangible assets	—	—	167%
Loss on sales and retirements of property and equipment	—	2%	2%

Total operating costs and expenses	121%	152%	484%

Loss from operations	(21)%	(52)%	(384)%

Other expense:
Interest expense, net	2%	2%	1%
Loss on investments	1%	1%	23%

Total other expense	3%	3%	24%

Net loss	(24)%	(55)%	(408)%

Years Ended December 31, 2003 and 2002

Revenues. Revenues for 2003 increased $6.1 million from $132.5 million for the year ended December 31, 2002 to $138.6 million for the year ended December 31, 2003, an increase of 5%. Revenue for Internet Protocol connectivity and third party services at our existing network access points increased 2% primarily due to an increase in our customer base from 1,273 to 1,638, a 29% increase. Pricing pressures due to general market conditions caused a decrease in our revenue per customer.

Revenue from complementary managed Internet services, such as content distribution, increased 10% excluding the revenues from the acquisition of netVmg. Revenue for 2003 reflects the addition of netVmg operations subsequent to its acquisition in the fourth quarter. We expect the composition of future revenue increases will include an increasing percentage of revenue from complementary managed Internet services than in the past.

Direct cost of network. Direct cost of network decreased 9% from $83.2 million for the year ended December 31, 2002 to $75.7 million for the year ended December 31, 2003. This decrease of $7.5 million was primarily due to a reduction in negotiated rates with Internet network service and local exchange providers throughout 2003. The decrease was partially offset by a 28% increase in content distribution costs, which were in line with the increase in content distribution revenue.

Facility costs comprise approximately one-third of total direct network costs. During 2004, we anticipate achieving a reduction in these facilities cost due to the consolidation from 34 to 29 locations late in 2003. The resulting lower facilities costs are expected to be stable in future years with incremental increases directly related to expansion into new metropolitan market areas. The remaining direct network cost is anticipated to maintain a similar relationship with revenue.

Customer support. Customer support expenses decreased 30% from $12.9 million for the year ended December 31, 2002 to $9.0 million for the year ended December 31, 2003. This decrease of $3.9 million was primarily driven by decreases in compensation and related costs (representing 70% of the decrease) due to a headcount reduction of 51 employees and decreased facilities costs (representing 28% of the decrease).

Product development. Product development costs for the year ended December 31, 2003 decreased 7% to $6.9 million from $7.4 million for the year ended December 31, 2002. The decrease of $0.5 million was due primarily to decreased facilities cost of $0.8 million, partially offset by increases in compensation and related costs of $0.2 million related to the acquisitions of Sockeye and netVmg.

Sales and marketing. Sales and marketing costs for the year ended December 31, 2003 decreased 15% to $18.4 million from $21.6 million for the year ended December 31, 2002. This decrease of $3.2 million was primarily due to decreases in facilities cost (representing 59% of the decrease), compensation and related costs (representing 53% of the decrease) due to a headcount reduction of 29 employees, partially offset by a $0.3 million increase in market research expenditures.

General and administrative. General and administrative costs for the year ended December 31, 2003 decreased 4% to $20.0 million from $20.8 million for the year ended December 31, 2002. The decrease of $0.8 million primarily reflects decreased compensation and related expenses of $1.8 million due to a headcount reduction of 20 employees offset by increased facilities cost of $1.3 million.

Depreciation and amortization. Depreciation and amortization of property and equipment for the year ended December 31, 2003 decreased 32% to $33.9 million compared to $49.6 million for the year ended December 31, 2002. The decrease of $15.7 million was primarily due to assets becoming fully depreciated during 2003, which were not replaced by the same level of purchases of property and equipment as during prior years.

Amortization of goodwill and other intangible assets for the year ended December 31, 2003 decreased 40% to $3.4 million compared to $5.6 million for the year ended December 31, 2002. The decrease of $2.2 million was due to intangible assets becoming fully amortized during 2003, which was only partially offset by amortization expense for the additional intangible assets related to the netVmg acquisition during 2003.

Pre-acquisition liability adjustment. As part of our acquisition of CO Space on June 20, 2000, we recorded a pre-acquisition liability of $1.3 million for network equipment purchased by CO Space. During 2003, we reevaluated the likelihood of settling the liability related to this equipment and concluded that a contingent obligation no longer exists. Therefore, the liability was eliminated resulting in a one-time reduction in costs and expenses of $1.3 million.

Restructuring cost (benefit). A restructuring charge of $1.1 million was recorded in 2003 for costs associated with the relocation of our corporate headquarters to Atlanta, Georgia. This compares with a restructuring benefit of ($3.8) million in 2002 reflecting non-cash restructuring plan adjustments and write-downs net of additional 2002 restructuring and impairment charges.

Other expense. Other expense consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other expense for the year ended December 31, 2003 increased to $4.1 million from $3.4 million for the year ended December 31, 2002. The increase of $0.7 million is due to a $1.1 million increase in interest expense, offset by a $0.4 million reduction in losses from our investment accounted for using the equity method.

Deemed dividend related to beneficial conversion feature. Our 2003 net loss per share includes the effect of a deemed dividend of $34.6 million related to certain conversion features of our series A preferred stock in 2003. In August 2003, we completed a private placement of our common stock which resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34.5 million shares. We recorded a deemed dividend of $34.6 million in connection with the conversion price adjustment, which is attributable to the additional incremental number of shares of common stock issuable upon conversion of our series A preferred stock. See note 15 to our financial statements included in this annual report on Form 10-K.

Years Ended December 31, 2002 and 2001

Revenues. Revenues for the year ended December 31, 2002 increased by 13% to $132.5 million, up from $117.4 million for the year ended December 31, 2001. The increase during 2002 was primarily driven by increased connectivity service revenues, accounting for 75% of the increase, which reflects a full year of operations at the six network access points that were opened during 2001, and an increase in our overall customer base from 974 to 1,273 customers across our metropolitan market network access points. Revenues for the year ended December 31, 2002 also increased by $3.2 million compared to 2001 due to a reduction in the term of a customer’s service contract. As a result of this reduction in the contractual service period and other factors, we changed the estimated life of the customer relationship over which we recognize deferred revenues from 120 months to 46 months, with 14 months remaining at December 31, 2002. The current balance of deferred revenue attributable to the customer therefore increased to reflect the amortization of the remaining balance over the remaining customer relationship period. Also included are contract termination revenues of $1.3 million collected from customers that discontinued service during the year. Of the remaining increase, 23% can be attributed primarily to content delivery network services and the remaining 2% can be attributed to colocation data center services, including facilities charges.

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

General and administrative. General and administrative costs for the year ended December 31, 2002 decreased 54% to $20.8 million from $44.5 million for the year ended December 31, 2001. The decrease of $23.7 million reflects lower facility costs (representing 28% of the decrease), lower compensation costs, representing 25% of the decrease, decreases in taxes and bad debt expense, each representing 12% of the decrease, reduced professional services, representing 8% of the decrease, lower training, communications, travel and entertainment and other office costs, representing 15% of the decrease.

Depreciation and amortization. Depreciation and amortization of property and equipment for the year ended December 31, 2002 increased 2% to $49.6 million as compared to $48.6 million for the year ended December 31, 2001. The increase is attributable to a 6% increase in depreciation and amortization expense relating to network and service point assets, including the deployment of six additional network access points during 2001. The increase in depreciation and amortization related to network assets was partially offset by a 5% decrease in depreciation and amortization related to non-network assets. This decrease was primarily due to retirements and write-downs of assets during 2001 and 2002.

Other expense. Other expense consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other expense for the year ended December 31, 2002 decreased to $3.4 million from $27.6 million for the year ended December 31, 2001. This increase was primarily due to losses incurred during 2001 on our investments in 360networks, Inc. and Aventail Corporation of $14.5 million and $4.8 million, respectively, and the $6.0 million provision we recorded on a note receivable. During 2002, our other expense items consisted of $1.2 million in losses related to our equity-method investment and $2.2 million of interest, which increased approximately $900,000 during 2002 as compared to 2001 due primarily to lower interest income on reduced cash balances.

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2003, 2002, and 2001

Net cash used in operating activities. Net cash used in operating activities was $11.1 million for the year ended December 31, 2003, and was primarily due to the net loss of $33.0 million adjusted for non-cash items of $40.8 million, an increase in accounts receivable of $2.7 million, a decrease in accounts payable of $5.9 million, a decrease in deferred revenue of $4.5 million, a decrease in accrued restructuring costs of $7.2 million and a decrease in accrued liabilities of $1.1 million. These uses of cash were offset by a $2.5 million decrease in prepaid and other assets. The increase in receivables at December 31, 2003 compared to December 31, 2002 was related to the 5% increase in revenue compared to the prior year as day’s sales outstanding remained constant at 38 days. The decrease in payables is primarily related to a lower overall level of operating expenses in 2003 compared to 2002.

Net cash used in operating activities was $40.3 million for the year ended December 31, 2002, and was primarily due to the net loss of $72.3 million adjusted for non-cash items of $58.0 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $0.8 million, a decrease in deferred revenue of $4.3 million, a decrease in accrued restructuring costs of $15.3 million and a decrease in accrued liabilities of $3.9 million. These uses of cash were offset by a $0.7 million decrease in prepaid and other assets. The increase in receivables was related to higher overall revenue offset by a seven-day improvement in day’s sales outstanding compared to the prior year. The decrease in payables is primarily related to a lower overall level of operating expenses in 2002 compared to 2001.

Net cash used in operating activities was $123.0 million for the year ended December 31, 2001 and was primarily due to the net loss of $479.2 million adjusted for non-cash items of $325.7 million, a decrease in accounts payable of $8.5 million, a decrease in deferred revenue of $2.2 million and a decrease in accrued liabilities of $3.1 million. These uses of cash were partially offset by decreases in receivables of $0.7 million and an increase in accrued restructuring costs of $39.3 million. The decreases in accounts payable and accrued liabilities are a result of our efforts to streamline operations during 2001, resulting in lower monthly operating costs in the final quarter of 2001. The accounts receivable decrease is largely a result of improved collections during 2001. Day’s sales outstanding were 62 days at December 31, 2000, and reached 65 days during the first half of 2001, ending 2001 at 45 days. The decrease in prepaid expenses is due to our focus on cash flow during 2001 and a related reduction in prepayment activities.

Net cash provided by investing activities. Net cash provided by investing activities for the year ended December 31, 2003 was $0.6 million and primarily consisted of net cash received from acquired businesses of $2.3 million and a reduction in restricted cash of $2.1 million, partially offset by purchases of property and equipment of $3.8 million. The purchase of property and equipment related to the purchase of assets for our network infrastructure and the cost related to the relocation of nine network access points. We expect the purchase of property and equipment will increase during 2004 as we continue to enhance and expand our service offerings.

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

Net cash provided by (used in) financing activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. See “Liquidity” below. Net cash provided by financing activities for the year ended December 31, 2003 was $4.2 million. Cash provided included net proceeds from issuance of common stock of $9.3 million and proceeds from exercise of stock options and warrants of $4.0 million. Net cash provided by financing activities was reduced by principal payments on notes payable of $4.6 million, payments on capital lease obligations of $2.9 million and a $1.6 million reduction in our revolving credit facility.

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

Net cash provided by financing activities for the year ended December 31, 2001 was $72.1 million, primarily related to a $95.6 million issuance of Series A convertible preferred stock, net of issuance costs, and $2.2 million in proceeds from the issuance of common stock and the exercise of stock options. Net cash provided by financing activities was offset by $23.4 million in payments on capital leases and $2.3 million paid on a note payable. Net proceeds from financing activities were primarily used to fund operating losses during 2001 and, to a lesser extent, for purchases of property and equipment.

Capital equipment leases have been used since inception to finance the majority of our networking equipment located in our network access points other than leasehold improvements related to our colocation facilities. Payments under capital lease agreements totaled $2.9 million, $10.3 million and $23.4 million for the years ended December 31, 2003, 2002 and 2001 respectively.

On September 14, 2001, we completed a $101.5 million private placement of units at a per unit price of $1.60 per unit and issued an aggregate of 63,429,976 units, with each unit consisting of 1/20 of a share of series A preferred stock and a warrant to purchase 1/4 of a share of common stock, resulting in the issuance of 3,171,499 shares of series A preferred stock and 17,113,606 warrants to purchase equivalent shares of common stock at an exercise price of $1.48256 per share, which are exercisable for a period of five years.

In August 2003, we completed the sale, pursuant to a private placement, of 10,650,000 shares of our common stock, par value $0.001 per share, at a price of $0.95 per share. We received $9.3 million, net of issuance costs.

Liquidity

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $33.0 million, $72.3 million and $479.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, our accumulated deficit was $829.5 million. We expect to incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in each quarterly and annual period since we began our operations in May 1996. We expect to meet our cash requirements in 2004 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our recently completed public offering in March of 2004. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility and the terms of our series A preferred stock limit our ability to incur additional indebtedness. Our credit facility with Silicon Valley Bank of $20.0 million expires on October 22, 2004 and we are currently negotiating its renewal. Under our credit facility as of December 31, 2003, we had $3.3 million and $8.4 million outstanding under the term loan and revolving credit facility, respectively. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms. We believe we have sufficient cash to operate our business plan for the foreseeable future.

Public offering. On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $56 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

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

The following table summarizes our credit obligations and future contractual commitments (in thousands, as of December 31, 2003):

	Payments Due by Period
	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	After 5 years
Revolving credit facility	$8,392	$8,392	$—	$—	$—
Notes payable	5,431	3,067	2,364	—	—
Capital lease obligations	38,138	12,582	14,839	2,455	8,262
Operating lease commitments	130,059	13,175	22,483	21,486	72,915
Service commitments(1)	57,353	22,490	20,457	10,105	4,301

Total	$239,373	$59,706	$60,143	$34,046	$85,478

(1)	One of our service commitment contracts with an Internet network service provider, representing $8.0 million of scheduled minimum payments in 2004 and $1.0 million in 2005, includes a provision allowing us to defer portions of our minimum commitments into future periods in the event we do not meet annual contract minimums.

Credit facility. We have a loan and security agreement with a $15.0 million revolving credit facility and a $5.0 million term loan with Silicon Valley Bank. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. The balance outstanding under the term loan was $3.3 million at December 31, 2003, while the balance under the revolving credit facility was $8.4 million. As of December 31, 2003, we had no further borrowing capacity under the revolving credit facility. As of December 31, 2003, the variable interest rate under the revolving credit facility was 6.0% and the interest rate under the term loan is fixed at 8.0%. This credit facility expires on October 22, 2004. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms.

The credit facility contains certain covenants, including covenants that require us to maintain a minimum tangible net worth and that restrict our ability to incur further indebtedness. As of December 31, 2003, we were in compliance with the covenants under our credit facility.

Common and preferred stock. On September 14, 2001, we completed a $101.5 million private placement of series A preferred stock and warrants to purchase shares our common stock. The terms of the series A preferred stock contain restrictions our ability to incur additional debt without the consent of the holders of the series A preferred stock. If we required additional debt financing in the future, we cannot assure you that we will be able to obtain the consent of the series A preferred stockholders.

On August 22, 2003, we completed a private placement of 10,650,000 shares of our common stock at a price of $0.95 per share. We received $9.5 million, net of issuance costs. Because we issued shares of our common stock in the private placement at a price below the conversion price of the series A preferred stock at that time, the number of shares of common stock into which the outstanding shares of series A preferred stock are convertible increased by 34.5 million shares. In accordance with generally accepted accounting principles, we recorded a deemed dividend of $34.6 million, which is attributable to the additional incremental number of shares the series A preferred stock convertible into common stock. If we offer our common stock in the future at a price below $0.95 per share, the conversion price of our series A preferred stock will adjust to that lower price and the number of shares of common stock into which shares of our series A preferred stock are convertible will again increase.

During the year ended December 31, 2003, series A preferred stockholders converted 1,526,321 shares of series A preferred stock into 50,621,204 shares of common stock at a recorded value of $41.5 million. As of December 31, 2003, we had 1,751,385 shares of series A preferred stock outstanding with a recorded value of $51.8 million.

Lease facilities. Since our inception, we have financed the purchase of network routing equipment using capital leases with our primary supplier. Our future minimum lease payments on the capital lease obligations totaled $38.1 million at December 31, 2003. Of this total principal amount $12.6 million is to be paid over the next 12 months. We have fully utilized available funds under our lease facilities.

        In April 2003, we amended the terms of our master lease agreement with our primary supplier. Specifically, the lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly earnings before interest, taxes, depreciation and amortization levels. Under the lease amendment we paid $2.2 million on April 15, 2003, which represented an advance payment of our lease payments due in March and April 2004. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, minimum revenue levels, specified levels of earnings before interest, taxes, depreciation and amortization and other customary covenants. On September 4, 2003, we entered into an additional agreement to further amend our equipment lease obligations with our primary supplier. This lease amendment provided for additional adjustments to our required minimum quarterly levels of earnings before interest, taxes, depreciation and amortization and also provided for the removal of the requirement to maintain compliance with all financial covenants when we resume lease payments. This lease amendment also required us to issue 213,675 shares of common stock to our primary supplier having an aggregate value of $250,000 based on the closing price of our common stock on September 3, 2003. The value of the common stock issued was recorded as an additional discount to the initial capital lease obligation and the discount is being amortized over the remaining lease term. If we are unable to meet the requirements of the revised covenants under the lease or make payments when due, our primary supplier could immediately demand all remaining payments due under the lease agreement.

Restructuring and Impairment Costs

2001 restructuring charge. During 2001, due to the overcapacity created in the Internet connectivity market and Internet Protocol Services market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections and streamline the operating cost structure. As part of the 2001 restructuring activity, 313 employees were involuntarily terminated. Employee separations occurred in all departments. The majority of the costs related to the termination of employees in 2001 were paid during 2001. The total charges include restructuring costs of $71.6 million. During 2001, we incurred cash restructuring expenditures totaling $19.9 million, non-cash restructuring expenditures of $4.7 million, and we reduced the original 2001 restructuring charge cost estimate by $7.7 million, primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our 2001 restructuring charge liability by $5.0 million and $7.2 million, respectively. The first quarter 2002 reduction was primarily due to settlements to terminate and restructure certain colocation lease obligations on terms more favorable than our original restructuring estimates. The third quarter 2002 reduction was primarily due to returning the previously restructured Atlanta, Georgia facility into service as the site of the new corporate headquarters. Pursuant to the original restructuring plans, the Atlanta facility was not to be used by us in the future. However, due to changes in management, corporate direction, and other factors, which could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 restructuring charge. With the continuing overcapacity created in the Internet connectivity market and Internet Protocol Services market, during 2002, we implemented additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million during 2002 was offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001. Included in the $7.6 million 2002 restructuring charge are $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during 2002.

2003 restructuring costs. For the year ended December 31, 2003, we incurred approximately $1.1 million in restructuring costs which primarily represented retention bonuses and moving expenses related to the relocation of our corporate headquarters to Atlanta, Georgia. We continue to evaluate our restructuring reserve as plans are being executed, which could result in additional charges in future periods.

Real estate obligations. Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain colocation license obligations. Accordingly, we recorded real estate related restructuring costs of $43.0 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. These costs were determined based upon our estimate of anticipated sublease rates and time to sublease the facilities. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

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

Asset impairments. On February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core colocation development personnel. Consequently, financial projections for the business were lowered and, pursuant to the guidance provided by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, management completed a cash flow analysis of the colocation assets, including the assets acquired from CO Space, Inc. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the colocation assets. Accordingly, pursuant to SFAS No. 121, management estimated the fair value of the colocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the colocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

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

The following table displays the activity and balances for restructuring and asset impairment activity for 2002 (in millions):

	December 31, 2001 Restructuring Liability	Restructuring and Impairment Charges	Cash Reductions	Non-cash and Write Downs	Non-cash Plan Adjustments	December 31, 2002 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$34.6	$—	$(11.2)	$(1.6)	$(12.2)	$9.6
Network infrastructure obligations	2.7	—	(1.4)	—	—	1.3
Other	2.0	—	(0.9)	—	—	1.1
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2.2	(0.4)	—	—	1.8
Personnel	—	1.1	(1.1)	—	—	—
Other	—	0.2	(0.1)	—	—	0.1

Total	39.3	3.5	(15.1)	(1.6)	(12.2)	13.9
Net asset write-downs for 2002 restructuring charge	—	4.1	—	(4.3)	—	(0.2)

Total	$39.3	$7.6	$(15.1)	$(5.9)	$(12.2)	$13.7

Of the $3.5 million recorded during 2002 as restructuring reserves, approximately $212,000 related to the direct cost of network and $3.3 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2003 (in millions):

	December 31, 2002 Restructuring Liability	Restructuring Charges	Cash Reductions	December 31, 2003 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$9.6	$—	$(5.2)	$4.4
Network infrastructure obligations	1.3	—	(0.1)	1.2
Other	1.1	—	(0.1)	1.0
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	1.8	—	(1.8)	—
Personnel	—	1.1	(1.1)	—
Other	0.1	—	(0.1)	—

Total restructuring costs	13.9	1.1	(8.4)	6.6
Net asset write-downs for 2002 restructuring charge	(0.2)	—	—	(0.2)

Total	$13.7	$1.1	$(8.4)	$6.4

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any arrangements that would qualify as an off-balance sheet arrangement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of December 31, 2003, all of our cash equivalents mature within three months and our short-term investments generally mature in less than one year.

Investments. We have a $1.2 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.2 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of December 31, 2003 we had notes payable recorded at their present value of $5.1 million bearing a rate of interest which we believe is commensurate with their associated market risk.

Capital leases. As of December 31, 2003 we had capital leases recorded at $24.3 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of December 31, 2003 we had $8.4 million outstanding under our revolving credit facility with Silicon Valley Bank and $3.3 million outstanding under the term loan portion of that same facility included in notes payable above. The interest rate under the revolving credit facility is variable and was 8% at December 31, 2003. Interest under the term loan portion is fixed at 8%. We believe these interest rates are reasonable approximations of fair value and the market risk in minimal.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, financial schedules, and the Report of the Independent Accountants appear in Part IV of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to the management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have an investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to such entity is necessarily more limited.

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

In the ordinary course of business, we review the effectiveness of controls and procedures that affect financial reporting and have determined that our internal accounting systems should be upgraded during 2004. This determination was made to strengthen controls, improve the timeliness of our financial reporting and enhance the usefulness of the manner in which financial information is reported. In addition, we are reviewing the current size of our financial reporting staff with a view to compliance with the new financial reporting compliance requirements pursuant to Section 404 of the Sarbanes-Oxley Act and the related Exchange Act rules.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(c) and 15d-15(e). Based upon the foregoing, our chief executive officer along with our chief financial officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to Internap required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our directors will be included in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

Executive Officers

Our executive officers and their ages as of December 31, 2003 were as follows:

Name	Age	Position	Since
Gregory A. Peters	42	President and Chief Executive Officer	2002
Eugene Eidenberg	64	Non-Executive Chairman	2002
Robert R. Jenks	56	Vice President and Chief Financial Officer	2003
David L. Abrahamson	42	Chief Marketing Officer and Vice President, Sales	2002
Walter G. DeSocio	48	Vice President - Chief Administrative Officer, General Counsel and Secretary	2002
Ali Marashi	35	Vice President and Chief Technology Officer	2002

Gregory A. Peters has served as President and Chief Executive Officer since April 2002 and as a director since May 2002. Prior to joining Internap, Mr. Peters founded and was President and Chief Executive Officer of Mahi Networks, a manufacturer and marketer of transport aggregation solutions, from 1999 to 2002. Prior to that, Mr. Peters was the Vice President of International Operations and Corporate Officer for Advanced Fibre Communications, a deliverer of multi-service broadband solutions to the global telecommunications industry, from 1997 to 1999. From 1996 to 1997, Mr. Peters was the Vice President of International Operations and Corporate Officer for ADTRAN, a telecom equipment supplier. Mr. Peters holds a Bachelor of Science degree in Business Administration from the University of Georgia, and a Masters in International Management from the American Graduate School of International Management, Thunderbird Campus.

Eugene Eidenberg has served as a director and since November 1997 and non-executive chairman of the board of directors since April 2002. From November 1997 until April 2002, Mr. Eidenberg was the chairman of the board of directors. From July 2001 until April 2002, Mr. Eidenberg served as the Company’s Chief Executive Officer. Mr. Eidenberg has been a Managing Director of Granite Venture Associates LLC, an early-stage high tech venture capital firm, since 1999 and has served as a Principal of Hambrecht & Quist Venture Associates, an early-stage high tech venture capital firm, since 1998 and was an advisory director at the San Francisco investment-banking firm of Hambrecht & Quist from 1995 to 1998. Mr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation, one of the largest communications networks. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI’s Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI’s international businesses. Mr. Eidenberg is currently a director of several private companies. Mr. Eidenberg holds a Ph.D. and a Master of Arts degree from Northwestern University and a Bachelor of Arts degree from the University of Wisconsin.

Robert R. Jenks has served as our Vice President and Chief Financial Officer since February 2003. Mr. Jenks joined us from General Electric Capital Corporation, where he served in a number of management positions for 13 years. Since 1998, Mr. Jenks was responsible for GE Equity’s global private equity investments in the communications industry. In addition to responsibilities at GE Capital, from 1995 through 1998, Mr. Jenks served as Chief Financial Officer of WorldTel, Ltd., a London, England-based communications development company affiliated with the United Nations. Mr. Jenks holds a Master of Business Administration degree from New York University and a Bachelor of Arts degree from Lawrence University.

David L. Abrahamson has served as the Company’s Chief Marketing Officer and Vice President, Sales since January 2003 and as Chief Marketing Officer since October 2002. Before that time, Mr. Abrahamson was Senior Vice President of BellSouth’s e-Business Services. In this role, he led BellSouth’s e-business applications and services organization where he was responsible for developing and managing BellSouth’s Internet data center products and services. Previously, he was at Sprint, a global communications company, where he held numerous management positions in accounting, operations and finance before becoming a key marketing executive in the consumer business unit. Mr. Abrahamson graduated from Iowa State University with a Bachelor’s degree in Accounting and Business and obtained a Master’s degree from Kansas University.

Walter G. DeSocio has served as our Vice President—Chief Administrative Officer, General Counsel and Secretary since December 2002 and as our Vice President and General Counsel since September 2002. Prior to joining us, Mr. DeSocio was General Counsel and head of regulatory affairs at Concert, the multi-billion dollar global communications business owned by AT&T Corporation and BT Group. Prior to Concert, Mr. DeSocio was AT&T’s Chief Regional Counsel for Europe, Middle East and Africa, with legal responsibility for all of AT&T’s international business activity outside the United States. He was also an associate in the New York City office of Dewey Ballantine LLP. Mr. DeSocio earned his Bachelor of Arts degree from Colgate University, his J.D. degree from New York University Law School and LL.M. degree with valedictory honors from Cambridge University (Corpus Christi College) in England.

Ali Marashi has served as our Vice President and Chief Technology Officer since August 2002. Since joining us in 2000, Mr. Marashi has also served as our Vice President, Technical Services, Vice President of Engineering, Director of Network Technology and Director of Backbone Engineering. Prior to joining us, Mr. Marashi was a lead Network Engineer for Networks and Distributed Computing at the University of Washington from July 1997 to March 2000, where he was responsible for senior-level design, development, and technical leadership and support for all networking initiatives and operations. Prior to that, Mr. Marashi was co-founder and Vice President of Engineering for interGlobe Networks, Inc., a TCP/IP consulting firm, from 1995 to July 1997. Mr. Marashi holds a Bachelor of Science degree in Computer Engineering from the University of Washington.

Code of Ethics

Internap has adopted a code of conduct that applies to the Company’s directors, officers and all of its employees. The code of ethics included as an addendum to the code applies to Internap’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of conduct is available on Internap’s website at www.internap.com. Copies will be furnished upon request to the Company at the following address: Attn: General Counsel, 250 Williams Street, Atlanta, Georgia 30303.

If Internap makes any amendments to the addendum to the code of conduct other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from the addendum to this code, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding the compensation of our executive offices and directors will be included in our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be included in our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item will be included in our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be included in our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements.

The consolidated balance sheets for the years ended December 31, 2003 and 2002, and the consolidated statements of operations, of stockholders’ equity and comprehensive loss and of cash flows for each of the years in the three-year period ended December 31, 2003, together with the notes thereto and the Report of the Independent Auditors beginning on page F-1 of this annual report on Form 10-K, are incorporated herein by reference.

(a) (2) Financial Statement Schedule.

The Report of Independent Auditors on Financial Statement Schedule on page F-30 of this annual report on Form 10-K is incorporated by reference. The Valuation and Qualifying Accounts and Reserves on page F-31 of this annual report on Form 10-K are incorporated by reference.

(a) (3) Index to Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated August 10, 2001).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference herein to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

10.1	Form of Indemnification Agreement between the Company and each of its directors and certain of its officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.2	Employment Agreement, dated March 28, 2002, between the Company and Gregory A. Peters (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002).+

10.3	Employment Agreement, dated December 31, 2002, between the Company and Ali Marashi (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.4	Employment Agreement, dated July 25, 2001 between the Company and Eugene Eidenberg (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).+

10.5	Form of Employment Agreement, dated December 31, 2002, between the Company and each of David L. Abrahamson, Walter G. DeSocio and Allen Tothill (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.6	Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.7	Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.8	Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.9	Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.10	Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.11	Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.12	Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.13	Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.14	Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.15	Lease Agreement, dated June 1, 1996, between the Company and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-95503 filed January 27, 2000).

10.16	Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Company and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.17	Master Agreement to Lease Equipment No. 1103 dated January 20, 1998 between the Company and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 7, 1999).

10.18	Amendment to Master Agreement to Lease Equipment No. 1103 and Schedules, dated April 14, 2003, between the Company and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

10.19	Third Amendment to Master Agreement to Lease Equipment No. 1103 between the Company and Cisco Systems Capital Corporation, dated September 4, 2003 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).

10.20	Appendix and Amendment to Master Agreement to Lease Equipment No. 1103 and schedules dated May 23, 2002, between the Company and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.21	Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A, File No. 333-95503 dated March 16, 2000).

10.22	Unit Purchase Agreement, dated July 20, 2001, between Company and certain purchasers (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.23	Form of Warrant (incorporated herein by reference to Appendix E to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.24	Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.25	Amendment to Loan Documents between the Company and Silicon Valley Bank, dated March 25, 2003 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert R. Jenks, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by Robert R. Jenks, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

(b) Reports on Form 8-K:

The Company furnished a Form 8-K on October 28, 2003 announcing its financial results for the third quarter ended September 30, 2003.

(c) Exhibits.

See (a) (3) above.

(d) Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 15, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GREGORY A. PETERS Gregory A. Peters	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ EUGENE EIDENBERG Eugene Eidenberg	Non-Executive Chairman	March 15, 2004

/s/ ROBERT R. JENKS Robert R. Jenks	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ WILLIAM J. HARDING William J. Harding	Director	March 15, 2004

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	March 15, 2004

/s/ KEVIN L. OBER Kevin L. Ober	Director	March 15, 2004

/s/ ROBERT D. SHURTLEFF, JR. Robert D. Shurtleff, Jr.	Director	March 15, 2004

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated August 10, 2001).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference herein to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

10.1	Form of Indemnification Agreement between the Company and each of its directors and certain of its officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.2	Employment Agreement, dated March 28, 2002, between the Company and Gregory A. Peters (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002).+

10.3	Employment Agreement, dated December 31, 2002, between the Company and Ali Marashi (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31,2002, filed on April 15, 2003).+

10.4	Employment Agreement, dated July 25, 2001 between the Company and Eugene Eidenberg (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001).+

10.5	Form of Employment Agreement, dated December 31, 2002, between the Company and each of David L. Abrahamson, Walter G. DeSocio and Allen Tothill (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.6	Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.7	Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.8	Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.9	Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.10	Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.11	Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.12	Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.13	Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.14	Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.15	Lease Agreement, dated June 1, 1996, between the Company and Sixth & Virginia Properties, as amended by Lease Modification No. 1, dated May 1, 1998, as amended by Lease Modification No. 2 dated September 1, 1998, as amended by Lease Modification No. 3, dated December 20, 1999 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-95503 filed January 27, 2000).

10.16	Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Company and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on FormS-1, File No. 333-84035 dated July 29, 1999).

10.17	Master Agreement to Lease Equipment No. 1103 dated January 20, 1998 between the Company and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, File No. 333-84035 dated September 7, 1999).

10.18	Amendment to Master Agreement to Lease Equipment No. 1103 and Schedules, dated April 14, 2003, between the Company and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

10.19	Third Amendment to Master Agreement to Lease Equipment No. 1103 between the Company and Cisco Systems Capital Corporation, dated September 4, 2003 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).

10.20	Appendix and Amendment to Master Agreement to Lease Equipment No. 1103 and schedules dated May 23, 2002, between the Company and Cisco Systems Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.21	Letter Agreement, dated March 10, 2000, among Morgan Stanley Venture Investors III, L.P., The Morgan Stanley Venture Partners Entrepreneur Fund, L.P., Morgan Stanley Venture Partners III, L.P. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A, File No. 333-95503 dated March 16, 2000).

10.22	Unit Purchase Agreement, dated July 20, 2001, between Company and certain purchasers (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.23	Form of Warrant (incorporated herein by reference to Appendix E to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.24	Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.25	Amendment to Loan Documents between the Company and Silicon Valley Bank, dated March 25, 2003 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert R. Jenks, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by Robert R. Jenks, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

Internap Network Services Corporation

Report of Independent Auditors

To the Board of Directors and Stockholders

of Internap Network Services Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Internap Network Services Corporation (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in cessation of the amortization of goodwill in 2002.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 11, 2004

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$18,885	$25,219
Restricted cash	125	—
Accounts receivable, net of allowance of $2,429 and $1,595, respectively	15,587	15,232
Inventory	492	—
Prepaid expenses and other assets	4,245	5,632

Total current assets	39,334	46,083
Property and equipment, net	59,337	88,394
Restricted cash	—	2,053
Investments	2,371	3,047
Intangible assets, net of accumulated amortization of $16,941 and $13,578, respectively	3,488	3,557
Goodwill	36,163	27,022
Deposits and other assets	1,758	2,813

Total assets	$142,451	$172,969

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,556	$13,247
Accrued liabilities	8,585	11,020
Deferred revenue, current portion	3,674	6,850
Notes payable, current portion	2,790	4,514
Revolving credit facility	8,392	10,000
Capital lease obligations, current portion	8,770	2,831
Restructuring liability, current portion	1,965	6,574

Total current liabilities	41,732	55,036
Deferred revenue, less current portion	316	1,317
Notes payable, less current portion	2,275	5,196
Capital lease obligations, less current portion	15,537	22,717
Restructuring liability, less current portion	4,441	7,078

Total liabilities	64,301	91,344

Commitments and contingencies (Note 14)

Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, 2,931 shares outstanding	—	79,790

Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized, 228,751 and 160,094 shares issued and outstanding, respectively	229	160
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, 1,751 shares outstanding, liquidation preference of $56,032	51,841	—
Additional paid-in capital	855,240	798,344
Deferred stock compensation	—	(396)
Accumulated deficit	(829,460)	(796,422)
Accumulated items of other comprehensive income	300	149

Total stockholders’ equity	78,150	1,835

Total liabilities, convertible preferred stock and stockholders’ equity	$142,451	$172,969

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$138,580	$132,487	$117,404

Costs and expenses:
Direct cost of network, exclusive of depreciation shown below	75,730	83,207	98,915
Customer support	9,045	12,913	21,480
Product development	6,923	7,447	12,233
Sales and marketing	18,429	21,641	38,151
General and administrative	20,032	20,848	44,491
Depreciation and amortization	33,892	49,600	48,550
Amortization of goodwill and other intangible assets	3,352	5,626	38,116
Amortization of deferred stock compensation	390	260	4,217
Pre-acquisition liability adjustment	(1,313)	—	—
Lease termination expense	—	804	—
Restructuring costs (benefits)	1,084	(3,781)	64,096
Impairment of goodwill and other intangible assets	—	—	195,986
(Gain) loss on sales and retirements of property and equipment	(53)	2,829	2,714

Total operating costs and expenses	167,511	201,394	568,949

Loss from operations	(28,931)	(68,907)	(451,545)

Other expense:
Interest expense, net	(3,280)	(2,194)	(1,272)
Loss on investments	(827)	(1,244)	(26,345)

Total other expense	(4,107)	(3,438)	(27,617)

Net loss	(33,038)	(72,345)	(479,162)

Less deemed dividend related to beneficial conversion feature	(34,576)	—	—

Net loss attributable to common stockholders	$(67,614)	$(72,345)	$(479,162)

Basic and diluted net loss per share	$(0.39)	$(0.47)	$(3.19)

Weighted average shares used in computing basic and diluted net loss per share	174,602	155,545	150,328

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

From January 1, 2001 to December 31, 2003

(In thousands)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-In Capital	No Par Value Common Stock	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2001	148,779	$—	—	$—	$—	$786,183	$(11,715)	$(244,915)	$2,400	$531,953
Amortization of deferred stock compensation	—	—	—	—	—	(1,893)	6,110	—	—	4,217
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	(1,234)	1,234	—	—	—
Sale of stock through the Employee Stock Purchase Plan	1,292	—	—	—	—	1,745	—	—	—	1,745
Exercise of employee stock options	1,223	—	—	—	—	440	—	—	—	440
Issuance of common stock warrants in conjunction with Series A financing	—	—	—	—	—	9,321	—	—	—	9,321
Issuance of a warrants to purchase shares of common stock to non-employees	—	—	—	—	—	48	—	—	—	48
Establishment of par value of common stock	—	151	—	—	794,459	(794,610)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(479,162)	—	(479,162)	$(479,162)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(16,883)	(16,883)	(16,883)
Realized loss on investments	—	—	—	—	—	—	—	—	14,490	14,490	14,490

Comprehensive loss, December 31, 2001	—	—	—	—	—	—	—	—	—	—	(481,555)

Balance, December 31, 2001	151,294	151	—	—	794,459	—	(4,371)	(724,077)	7	66,169
Amortization of deferred stock compensation	—	—	—	—	(2,668)	—	2,928	—	—	260
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(1,047)	—	1,047	—	—	—
Sale of stock through the Employee Stock Purchase Plan	1,599	2	—	—	696	—	—	—	—	698
Exercise of options and warrants to purchase common stock	1,915	2	—	—	275	—	—	—	—	277
Conversion of Series A preferred stock to common stock	5,174	5	—	—	6,518	—	—	—	—	6,523
Issuance and exercise of warrants to purchase common stock to non-employees	112	—	—	—	111	—	—	—	—	111
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(72,345)	—	(72,345)	(72,345)
Realized loss on investments	—	—	—	—	—	—	—	—	(7)	(7)	(7)
Unrealized gain on investments	—	—	—	—	—	—	—	—	149	149	149

Comprehensive loss, December 31, 2002	—	—	—	—	—	—	—	—	—	—	(72,203)

Balance, December 31, 2002	160,094	160	—	—	798,344	—	(396)	(796,422)	149	1,835
Conversion of Series A convertible preferred stock into common stock before reclassification to stockholders’ equity	953	1	—	—	1,201	—	—	—	—	1,202
Reclassification of preferred stock to stockholders’ equity	—	—	2,888	78,589	—	—	—	—	—	78,589
Conversion of Series A convertible preferred stock into common stock after reclassification to stockholders’ equity	49,668	50	(1,483)	(40,338)	40,288	—	—	—	—	—
Amortization of deferred stock compensation and reversal for terminated employees	—	—	—	—	(6)	—	396	—	—	390
Exercise of options to purchase common stock	1,908	2	—	—	1,721	—	—	—	—	1,723
Sale of stock through the Employee Stock Purchase Plan	1,781	2	—	—	363	—	—	—	—	365
Issuance of common stock to investors	10,650	11	—	—	9,288	—	—	—	—	9,299
Issuance of common stock to lessor	214	—	—	—	250	—	—	—	—	250
Issuance and exercise of warrants to purchase common stock to non-employees	2,062	2	—	—	1,942	—	—	—	—	1,944
Issuance of stock in conjunction with acquisition of netVmg	—	—	346	13,590	—	—	—	—	—	13,590
Issuance of stock in conjunction with acquisition of Sockeye	1,421	1	—	—	1,849	—	—	—	—	1,850
Record embedded beneficial conversion feature charge related to Series A preferred stock	—	—	—	(34,576)	34,576	—	—	—	—	—
Amortize deemed dividend related to beneficial conversion feature	—	—	—	34,576	(34,576)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(33,038)	—	(33,038)	(33,038)
Unrealized gain on investments	—	—	—	—	—	—	—	—	151	151	151

Comprehensive loss, December 31, 2003	—	—	—	—	—	—	—	—	—	—	$(32,887)

Balance, December 31, 2003	228,751	$229	1,751	$51,841	$855,240	$—	$—	$(829,460)	$300	$78,150

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(33,038)	$(72,345)	$(479,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,244	55,226	86,666
Impairment of goodwill and other intangible assets	—	—	195,986
(Gain) loss on disposal of assets	(53)	2,829	2,714
Non-cash restructuring costs (adjustments)	—	(4,602)	4,714
Non-cash interest expense on capital lease obligations	1,304	702	—
Pre-acquisition liability adjustment	(1,313)	—	—
Provision for doubtful accounts	2,435	1,902	4,798
Provision for notes receivable	—	—	6,000
Loss on write-down of deposits related to a lease termination	—	474	—
Loss on write-down of investment	—	—	4,824
Loss on sale of investment security	—	—	14,490
Loss on equity-method investment	827	1,244	1,216
Non-cash expense related to warrants issued	—	—	48
Non-cash compensation expense	390	260	4,217
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(2,704)	(2,385)	744
Inventory	43	—	—
Prepaid expenses and other assets	2,540	712	4,248
Accounts payable	(5,941)	(802)	(8,477)
Deferred revenue	(4,461)	(4,335)	(2,228)
Accrued restructuring	(7,246)	(15,284)	39,271
Accrued liabilities	(1,115)	(3,857)	(3,117)

Net cash used in operating activities	(11,088)	(40,261)	(123,048)

Cash flows from investing activities:
Net cash received from acquired businesses	2,307	—	—
Purchases of property and equipment	(3,799)	(8,632)	(32,094)
Proceeds from disposal of property and equipment	—	434	1,880
Purchase of investments	—	—	(22,729)
Investment in equity-method investee	—	(1,347)	(2,833)
Redemption of investments	—	18,747	61,985
Reduction of restricted cash	2,053	379	6,083

Net cash provided by investing activities	561	9,581	12,292

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,299	698	1,745
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	—	—	95,635
Proceeds from exercise of stock options and warrants	4,035	388	440
Principal payments on notes payable	(4,645)	(3,420)	(2,317)
Change in revolving credit facility	(1,608)	5,000	—
Payments on capital lease obligations	(2,888)	(10,318)	(23,356)

Net cash provided by (used in) financing activities	4,193	(7,652)	72,147

Net decrease in cash and cash equivalents	(6,334)	(38,332)	(38,609)
Cash and cash equivalents at beginning of period	25,219	63,551	102,160

Cash and cash equivalents at end of period	$18,885	$25,219	$63,551

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,292	$3,264	$5,235

Non-cash adjustment to fixed assets and capital leases due to restructuring of capital lease obligation	$—	$3,710	$—

Impairment of fixed assets due to restructuring	$—	$5,175	$—

Equipment note transferred from revolving credit facility	$—	$5,000	$—

Prepayment of future lease obligation via note payable	$—	$3,300	$—

Accrued expenses transferred to a note payable	$—	$1,838	$—

Purchase of property and equipment financed with capital leases	$125	$930	$18,511

Forfeiture of deposits to restructuring	$—	$558	$—

Change in accounts payable attributable to purchases of property and equipment	$(7)	$(991)	$(5,311)

Non-cash cost of issuing Series A convertible preferred stock	$—	$—	$500

Conversion of preferred stock to common stock	$41,540	$6,523	$—

Items of other comprehensive income	$151	$142	$7

Issuance of stock related to capital lease amendment	$250	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. We deliver services through our 29 network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce and retail and technology. As of December 31, 2003, we provided our services to over 1,600 customers in the United States and abroad, including approximately 70 customers in the Fortune 1000 companies.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 29 network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of December 31, 2003, we operated 29 network access points in 17 major metropolitan market areas.

Through our recent acquisitions of netVmg, Inc. and Sockeye Networks, Inc., we have extended the reach of our high performance connectivity capabilities from our network access points to the customer’s premises through a hardware and software route optimization product we refer to as our Flow Control Platform. This product enables customers to manage Internet traffic cost, performance and operational decisions directly from their corporate locations. Our Flow Control Platform is designed for large businesses that choose either to manage their Internet services with in-house information technology expertise or outsource these services to us.

During 2001, we changed the state of our incorporation from Washington to Delaware by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, stockholders of Internap Network Services Corporation became stockholders of Internap Delaware, Inc. and Internap Delaware’s name was changed to Internap Network Services Corporation. As part of the reincorporation, the number of authorized shares of common and series A preferred stock changed to 600,000,000 and 3,500,000, respectively, and par value of $0.001 per share of common stock and preferred stock was established.

During December 1999, we formed a wholly owned subsidiary in the United Kingdom, Internap Network Services U.K. Limited, and during June 2000, we formed a wholly owned subsidiary in the Netherlands, Internap Network Services B.V. During 2002, we discontinued our operations in Amsterdam and are providing service to our Amsterdam customers from our London service point. The consolidated financial statements of Internap Network Services Corporation include all activity of these subsidiaries since their dates of incorporation forward. Foreign exchange gains and losses have not been material to date.

We have a limited operating history and our operations are subject to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, competition within the industry and technology trends.

We have experienced significant net operating losses since inception. During 2003, we incurred net losses of $33.0 million and used $11.1 million of cash in our operating activities. As of December 31, 2003, we have an accumulated deficit of $829.5 million. We have taken various steps to control our costs, including decreasing the size of our workforce, terminating certain real estate leases and commitments, making process enhancements and renegotiating network contracts for more favorable pricing and terms. We expect operating losses will continue through December 31, 2004.

As discussed in Note 18, we have recently sold additional common stock resulting in net proceeds to us of approximately $56 million. We expect this capital, along with our improved operating performance, to be sufficient to meet our cash requirements for the foreseeable future. Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, our ability to execute our current business plan and other factors. If we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure such financing will be available on commercially favorable terms.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Internap and all majority owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Estimates and assumptions

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, investments, intangible assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents. We invest our cash and cash equivalents with major financial institutions and may at times exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to cash and cash equivalents.

At December 31, 2003 and 2002, we had placed approximately $125,000 and $2.1 million respectively, in restricted cash accounts to collateralize letters of credit with financial institutions. These amounts are reported separately as restricted cash and are classified as current or non-current assets, based on their respective maturity dates.

Investments

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

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2003 and 2002, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan. We record our proportional share of the losses of our investee one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as a component of loss on investment on the consolidated statements of operations.

Inventory

Inventory is carried at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the production of our Flow Control Platform.

Fair value of financial instruments

Our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, capital lease obligations, and our revolving credit facility are carried at cost. The cost of our short-term financial instruments approximate fair value due to their relatively short maturities. The carrying value of our long-term financial instruments, including notes payable and capital lease obligations, approximate fair value as the interest rates approximate current market rates of similar debt obligations.

Property and equipment

Property and equipment are carried at original acquisition cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the lesser of the estimated useful lives of the assets or the duration of the underlying lease obligation or commitment. Estimated useful lives used for network equipment are three years, furniture, equipment and software are three to seven years, and leasehold improvements are the shorter of seven years or the duration of the lease. Lease obligations and commitment durations range from 24 months for certain networking equipment to 180 months for certain leasehold improvements. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Costs of computer software developed or obtained for internal use

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain direct costs incurred developing internal use software. During the year ended December 31, 2003, we did not capitalize any internal software development costs. During the years ended December 31, 2002 and 2001, we capitalized approximately $1.3 million and $3.0 million, respectively, of internal software development costs.

Goodwill and other intangible assets

Goodwill and other intangible assets consist of goodwill, covenants not to compete and developed technology recorded as a result of our acquisitions of VPNX.com, Inc, netVmg Inc., and Sockeye Networks Inc. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” during 2002. Accordingly, effective January 1, 2002, goodwill is not being amortized and is being reviewed for impairment on an annual basis, or more frequently if indications of impairment arise. We have determined that the remainder of our intangible assets have finite lives and we have recorded these assets at cost less accumulated amortization. Intangibles, other than goodwill, are being amortized on a straight-line basis over the economic useful life of the assets, generally three to seven years, except approximately $418,000 of capitalized patent costs, which are being amortized over 15 years.

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

Stock-based compensation

On December 31, 2003, we had eight stock-based employee compensation plans, which are described more fully in Note 16. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31 (in thousands, except per share amounts)
	2003	2002	2001
Net loss attributable to common stockholders, as reported	$(67,614)	$(72,345)	$(479,162)
Add: stock-based employee compensation expense included in reported net loss	390	260	4,217
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(8,362)	37,577	32,844

Pro forma net loss	$(75,586)	$(34,508)	$(442,101)

Loss per share:
Basic and diluted—as reported	$(0.39)	$(0.47)	$(3.19)

Basic and diluted—pro forma	$(0.43)	$(0.22)	$(2.94)

The $8.4 million increase and the $37.6 million and $32.8 million reductions to the pro forma employee compensation expense during 2003, 2002 and 2001, respectively, were inclusive of reductions of $0.2 million, $115.1 million and $184.2 million, for the effect related to options cancelled as a result of employee terminations, offset by amortization of compensation determined under the fair-value based method.

Revenue recognition and concentration of credit risk

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

We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Contracts and sales or purchase orders are generally used to determine the existence of an arrangement. We test for availability or use shipping documents when applicable to verify delivery of our product or service. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period, and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship. Revenues associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship, as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis.

We review the creditworthiness of our customers routinely. If we determine that collection of service revenues is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We apply a credit risk rating system that is based on management’s best understanding of our customers’ ability to pay. Our assessment of customers’ creditworthiness may include consideration of payment history. The sum of individual customer receivable balances multiplied by the credit rating is the basis for reserves against revenues and receivables. We also increase our reserve estimates for estimated customer credits. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer’s credit risk, additional allowances may be required.

Product development costs

Product development costs are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Such costs that do not qualify for capitalization are expensed as incurred. Research and development costs, which are included in product development cost, primarily consist of compensation cost related to our service development network architecture and are expensed as incurred. Research and development costs were approximately $1.5 million, $4.1 million and $6.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising costs

We expense all advertising costs as they are incurred. Advertising costs for 2003, 2002 and 2001 were $945,000, $575,000 and $4.5 million, respectively.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

	Year Ended December 31, (in thousands, except per share amounts)
	2003	2002	2001
Net loss	$(33,038)	$(72,345)	$(479,162)
Less deemed dividend related to beneficial conversion feature	(34,576)	—	—

Net loss attributable to common stockholders	$(67,614)	$(72,345)	$(479,162)

Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	174,602	155,545	150,328

Basic and diluted net loss per share	$(0.39)	$(0.47)	$(3.19)

Antidilutive securities not included in diluted net loss per share calculation:
Convertible preferred stock—equivalent common shares	58,994	63,281	68,455
Options to purchase common stock	39,161	23,321	25,732
Warrants to purchase common stock	17,133	17,327	18,259

	115,288	103,929	112,446

Segment information

We use the management approach for determining which, if any, of our products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment. Through December 31, 2003, long-lived assets and revenues located outside the United States were not significant.

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We evaluated our investments and other relationships and concluded that none qualify as a VIE as defined in FIN 46.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted the provisions of this standard during 2003 and it had no material impact on our financial position and results from operations.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity or cash flows.

3. IMPAIRMENT AND RESTRUCTURING COSTS

2001 restructuring

During 2001, due to the overcapacity created in the Internet connectivity and Internet Protocol services market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During 2001, we incurred cash restructuring expenditures totaling $19.9 million, non-cash restructuring expenditures of $4.7 million, and reduced the original restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During the first and third quarters of 2002, we further reduced our restructuring liability by $5.0 million and $7.2 million, respectively. The first quarter 2002 reduction was primarily due to favorable settlements to terminate and restructure certain colocation lease obligations on terms favorable to our original restructuring estimates. The third quarter 2002 reduction was primarily due to returning the previously restructured Atlanta, Georgia facility into service as the site of the new corporate headquarters. Pursuant to the original restructuring plans, the Atlanta facility was not to be used by us in the future. However, due to changes in management, corporate direction, and other factors, which could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 restructuring

With the continuing overcapacity created in the Internet connectivity and Internet Protocol services market, we implemented additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million during 2002 was partially offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001. Included in the $7.6 million 2002 restructuring charge was $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during 2002.

2003 restructuring costs. For the year ended December 31, 2003, we incurred approximately $1.1 million in restructuring costs which primarily represented retention bonuses and moving expenses related to the relocation of our corporate headquarters to Atlanta, Georgia. We continue to evaluate our restructuring reserve as plans are being executed, which could result in additional charges in future periods.

Real estate obligations

Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain colocation license obligations. Accordingly, we recorded real estate related restructuring costs of $43 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. These costs were determined based upon our estimate of anticipated sublease rates and time to sublease the facility. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

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

Asset impairments

On February 28, 2001, management and the board of directors approved a restructuring plan that included ceasing development of the executed but undeveloped leases and the termination of core colocation development personnel. Consequently, financial projections for the business were lowered and, pursuant to the guidance provided by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”), management completed a cash flow analysis of the colocation assets. The cash flow analysis showed that the estimated cash flows were less than the carrying value of the colocation assets. Accordingly, pursuant to SFAS No. 121, management estimated the fair value of the colocation assets to be $79.5 million based upon a discounted future cash flow analysis. As estimated fair value of the colocation assets was less than their recorded amounts, we recorded an impairment charge of approximately $196.0 million.

The following table displays the activity and balances for restructuring and asset impairment activity for 2001 (in millions):

	Restructuring and Impairment Charge		Cash Reductions		Non-cash Write- Downs	Non-cash Plan Adjustments	December 31, 2001 Restructuring Liability
Restructuring costs
Real estate obligations	$60.0	(a)	$(14.7	)(a)	$(3.7)	$(7.0)	$34.6
Employee separations	3.3		(3.2)		—	—	0.1
Network infrastructure obligations	6.3		(1.9)		(1.0)	(0.7)	2.7
Other	2.0		(0.1)		—	—	1.9

Total restructuring costs	71.6		(19.9)		(4.7)	(7.7)	39.3

Asset impairments
Goodwill	176.1		—		(176.1)	—	—
Assembled workforce	1.5		—		(1.5)	—	—
Trade name and trademarks	2.2		—		(2.2)	—	—
Completed real estate leases	14.8		—		(14.8)	—	—
Customer relationships	1.4		—		(1.4)	—	—

Total asset impairments	196.0		—		(196.0)	—	—

Total	$267.6		$(19.9)		$(200.7)	$(7.7)	$39.3

(a)	Includes the use of $6.0 million in restricted cash related to payment of a lease deposit on our corporate office space.

Of the $71.6 million recorded during 2001 as restructuring reserves, approximately $50.7 million related to the direct cost of network, $1.1 million related to customer support, $0.3 million related to product development, $1.5 million related to sales and marketing and $18.0 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2002 (in millions):

	December 31, 2001 Restructuring Liability	Restructuring and Impairment Charge	Cash Reductions	Non-cash Write Downs	Non-cash Plan Adjustments	December 31, 2002 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$34.6	$—	$(11.2)	$(1.6)	$(12.2)	$9.6

Network infrastructure obligations	2.7		(1.4)	—	—	1.3
Other	2.0	—	(0.9)	—	—	1.1
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2.2	(0.4)	—	—	1.8
Personnel	—	1.1	(1.1)	—	—	—
Other	—	0.2	(0.1)	—	—	0.1

Total	39.3	3.5	(15.1)	(1.6)	(12.2)	13.9
Net asset write-downs for 2002 restructuring charge	—	4.1	—	(4.3)	—	(0.2)

Total	$39.3	$7.6	$(15.1)	$(5.9)	$(12.2)	$13.7

Of the $3.5 million recorded during 2002 as restructuring reserves, approximately $212,000 related to the direct cost of network and $3.3 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2003 (in millions):

	December 31, 2002 Restructuring Liability	Restructuring Charge	Cash Reductions	Non-cash Write Downs	Non-cash Plan Adjustments	December 31, 2003 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$9.6	$—	$(5.2)	$—	$—	$4.4

Network infrastructure obligations	1.3		(0.1)	—	—	1.2
Other	1.1	—	(0.1)	—	—	1.0
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	1.8	—	(1.8)	—	—	—
Personnel	—	1.1	(1.1)	—	—	—
Other	0.1	—	(0.1)	—	—	—

Total	13.9	1.1	(8.4)	—	—	6.6
Net asset write-downs for 2002 restructuring charge	(0.2)	—	—	—	—	(0.2)

Total	$13.7	$1.1	$(8.4)	$—	$—	$6.4

The $1.1 million recorded during 2003 as restructuring reserves related to general and administrative costs.

4. BUSINESS COMBINATIONS

On October 1, 2003, we completed our acquisition of netVmg, Inc. (“netVmg”). netVmg enables customers to manage Internet traffic cost, performance and operations decisions directly from their corporate locations. The acquisition was recorded using the purchase method of accounting under SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The aggregate purchase price of the acquired company, plus related charges, was approximately $13.7 million and was comprised of 345,905 shares of our preferred stock, acquisition costs and warrants to purchase 1.5 million shares of our common stock. The warrants are exercisable only in the event the former netVmg shareholders invest an amount no less than $4.4 million in any future private placement of our equity securities. Results of operations of netVmg have been included in our financial statements since the closing date of the transaction.

The purchase price allocation for netVmg is as follows (in thousands):

Cash acquired	$1,443
Restricted cash	105
Inventory	421
Property and equipment	531
Other tangible assets	80

Tangible assets acquired	2,580

Product technology	3,311
Goodwill	8,216

Intangible assets acquired	11,527

Total assets acquired	$14,107

Acquisition expenses incurred	79
Liabilities assumed	438
Value of stock issued	13,590

Total liabilities assumed and preferred stock issued	$14,107

On October 15, 2003, we completed our acquisition of Sockeye Networks, Inc., (“Sockeye”). The acquisition was recorded using the purchase method of accounting under SFAS No. 141. The aggregate purchase price of the acquired company, plus related charges, was approximately $1.9 million and was comprised of 1,420,775 shares of our common stock and acquisition costs. Results of operations of Sockeye have been included in our financial statements since the closing date of the transaction.

The purchase price allocation for Sockeye is as follows (in thousands):

Cash acquired	$864
Restricted cash	20
Property and equipment	291
Other tangible assets	109

Tangible assets acquired	1,284

Goodwill	926

Total assets acquired	$2,210

Acquisition expenses incurred	$79
Liabilities assumed	281
Value of stock issued	1,850

Total liabilities assumed and common stock issued	$2,210

In accordance with SFAS No. 141, all identifiable assets were assigned a portion of the purchase price of the acquired companies on the basis of their respective fair values. Intangible assets other than goodwill are amortized over their average estimated useful lives. The value assigned to the identifiable intangible assets was based on an analysis performed by an independent third party as of the date of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to our results of operations.

        As part of our acquisition of CO Space on June 20, 2000, we recorded a pre-acquisition liability of $1.3 million for network equipment purchased by CO Space. During 2003, we reevaluated the likelihood of settling the liability related to this equipment and concluded that a contingent obligation no longer exists. Therefore, the liability was eliminated resulting in a one-time reduction in costs and expenses of $1.3 million.

5. INVESTMENTS

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. We are unable to assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenues and expenses would be consolidated (due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and consistent with EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” During the year ended December 31, 2001, we recognized our proportional share of Internap Japan’s losses totaling $1.2 million, resulting in a net investment balance of $1.6 million. Our investment in Internap Japan is reflected as a component of long-term investments and losses are reflected as a component of loss on investments.

During the year ended December 31, 2002, the joint venture authorized a capital call pursuant to which we invested an additional $1.3 million and maintained our 51% ownership interest. We recognized our proportional share of Internap Japan’s losses totaling $1.2 million and recorded an unrealized translation gain of $149,000, resulting in a net investment balance of $1.9 million at December 31, 2002. During the year ended December 31, 2003, we recognized our proportional share of Internap Japan’s losses totaling $0.8 million and recorded an unrealized translation gain of $151,000, resulting in a net investment balance of $1.2 million at December 31, 2003.

On April 17, 2000, pursuant to an investment agreement among Internap, Ledcor Limited Partnership, Worldwide Fiber Holdings Ltd. and 360networks, Inc. (“360networks”), we purchased 374,182 shares of 360networks Class A Non-Voting Stock at $5.00 per share and, on April 26, 2000, we purchased 1,122,545 shares of 360networks Class A Subordinate Voting Stock at $13.23 per share. The total cash investment was $16.7 million. During 2001 we liquidated our entire investment in 360networks for cash proceeds of $2.2 million and recognized a loss on investment totaling $14.5 million.

We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail Corporation (“Aventail”) series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Because Aventail is a privately held enterprise for which no active market for its securities exists, the investment is recorded as a cost basis investment. During 2001, we concluded based on available information, specifically Aventail’s most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result, during 2001 we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 31, 2003.

Investments consist of the following (in thousands):

	As of December 31, 2003
	Cost Basis	Unrealized Gain	Recorded Value
Equity-method investments	$895	$300	$1,195
Cost basis investments	1,176	—	1,176

	$2,071	$300	$2,371

	As of December 31, 2002
	Cost Basis	Unrealized Gain	Recorded Value
Equity-method investments	$1,722	$149	$1,871
Cost basis investments	1,176	—	1,176

	$2,898	$149	$3,047

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Network equipment	$48,117	$56,663
Network equipment under capital lease	37,075	37,753
Furniture, equipment and software	27,549	26,024
Furniture, equipment and software under capital lease	4,434	4,378
Leasehold improvements	69,974	68,923

Property and equipment, gross	187,149	193,741
Less: Accumulated depreciation ($37,849 and $28,735 related to capital leases at December 31, 2003 and 2002, respectively)	(127,812)	(105,347)

Property and equipment, net	$59,337	$88,394

Assets under capital leases are pledged as collateral for the underlying lease agreements. Assets not under lease are pledged as collateral under our revolving credit facility or notes payable facilities.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing our fair value as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses. We will perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142.

Based on our initial impairment test performed upon adoption of SFAS No. 142 as of January 1, 2002, as well as our annual testing during the interim periods ended September 30, 2002 and 2003, we determined that none of the recorded goodwill was impaired. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by us. As of December 31, 2003 and 2002, the recorded amount of goodwill totaled $36.2 million and $27.0 million, respectively.

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our amortizing identifiable intangible assets and determined that they continue to be appropriate. The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$14,518	$(14,207)	$14,518	$(11,467)
Technology based	5,911	(2,734)	2,600	(2,094)

	$20,429	$(16,941)	$17,118	$(13,561)

Amortization expense for identifiable intangible assets during 2003 and 2002 was $3.4 million and $5.6 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,
2004	$578
2005	578
2006	545
2007	443
2008	443
Thereafter	901

$3,488

We adopted SFAS No. 142 on January 1, 2002. Accordingly, our 2001 results presented herein are not comparable with those in 2002 and 2003 results. On a pro forma basis, retroactively applying the provisions of SFAS No. 142 to exclude amortization of goodwill, 2001 net loss would have been $462,096, or $17,066 lower than the reported net loss of $479,162 and loss per share would have been $3.07, or $0.12 lower than the reported loss per share of $3.19.

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

Subsequent to the February 2001 amendment, we performed an updated analysis of the collection risk associated with this note receivable. The results of our analysis indicated that there was substantial doubt that the borrower would be able to repay the $6.0 million obligation to us at the time of maturity. Therefore, we recorded a provision of $6.0 million as an allowance against our note receivable in 2001. The impact of the provision is reflected as a component of loss on investments. As of December 31, 2001, the $6.0 million loan was outstanding and recorded at the outstanding balance as a note receivable offset in full by a $6.0 million allowance for doubtful collection.

During 2002, we entered into negotiations with the borrower to settle the amounts due to us in advance of the stated May 2004 maturity. As a result of the negotiations, we agreed to release the borrower of its liability to us under the note in exchange for a cash payment for outstanding accounts receivable and the note receivable and equity in the company, for which the estimated fair value is zero. During January of 2002 we recognized an investment gain of $0.4 million with respect to the settlement of the note receivable.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Network commitments	$2,616	$3,455
Taxes	2,206	2,370
Compensation payable	1,791	1,478
Other	1,142	574
Insurance payable	830	915
Property and equipment purchases	—	2,228

	$8,585	$11,020

10. REVOLVING CREDIT FACILITY AND NOTES PAYABLE

Revolving credit facility and notes payable consist of the following (in thousands):

	December 31,
	2003	2002
Revolving credit facility	$8,392	$10,000
Notes payable to financial institutions	3,349	6,094
Notes payable to vendors	1,716	3,616

	$13,457	$19,710

We have a loan and security agreement with a $15.0 million revolving credit facility and a $5.0 million term loan with Silicon Valley Bank. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. The balance outstanding under the term loan was $3.3 million at December 31, 2003, while the balance under the revolving credit facility was $8.4 million. As of December 31, 2003, we had no further borrowing capacity under the revolving credit facility. As of December 31, 2003, the variable interest rate under the revolving credit facility was 6.0% and the interest rate under the term loan is fixed at 8.0%. This credit facility expires on October 22, 2004. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms.

Both the revolving credit facility and the term loan are governed by a common security agreement and are collateralized by substantially all of our assets. The agreement allows the lender to require us to maintain cash and investment accounts with them and allows the lender greater control over our customer deposits, as defined in the agreement. Both the revolving credit facility and the term loan also contain financial covenants that require us to maintain a minimum tangible net worth as defined in the agreement. Further, the lender has the ability to demand repayment in the event, in its view, there has been a material adverse change in our business. As of December 31, 2003, we were in compliance with the covenants under our credit facility.

During August 1999, we entered into an equipment financing arrangement with our primary supplier, which allows borrowings of up to $5.0 million for the purchase of property and equipment. The equipment financing arrangement includes sub-limits of $3.5 million for equipment costs and $1.5 million for the acquisition of software and other service point and facility costs. Loans under the $3.5 million sub-limit require monthly principal and interest payments over a term of 48 months. This facility bears interest at 7.5% plus an index rate based on the yield of four-year U.S. Treasury Notes. Loans under the $1.5 million sub-limit require monthly principal and interest payments over a term of 36 months. This facility bears interest at 7.9% plus an index rate based on the yield of 3-year U.S. Treasury Notes. Borrowings under each sub-limit were completed prior to May 1, 2000 in accordance with the facility terms and the aggregate balance outstanding under this facility totaled $16,000 and $781,000 as of December 31, 2003 and 2002, respectively. The weighted average interest rate for all borrowings under this facility was approximately 13.9% as of December 31, 2003 and 2002, respectively.

During 2002, we completed negotiations with a colocation space provider that resulted in a reduction of the periodic rents paid to the provider for 36 months in exchange for a $2.7 million note payable to be paid in quarterly installments over 36 months. The note bears interest at a rate of 5.5% and is secured by leaseholds, equipment, and customer revenues at one of our network access points. The note payable was recorded with an equal prepaid asset that is being amortized to direct cost of network over 36 months. Outstanding borrowings under this note were $1.3 million and $2.1 million at December 31, 2003 and 2002, respectively.

During 2002, we completed negotiations with a second colocation space provider that resulted in a reduction of the periodic rent payments made to the provider in exchange for a $0.6 million unsecured note payable to be paid in monthly installments of principal and interest beginning in April 2003 and continuing for 28 months. The note bears interest at 12% per annum. The outstanding borrowings under this note were $0.4 million at December 31, 2003.

During 2000, we entered into an integrated sales agreement to act as an exclusive reseller for a service provider. The agreement included a revenue commitment to be fulfilled over a two-year period that ended during March 2002. We had fully accrued our liability for the $1.8 million shortfall as of the expiration date of the agreement as a component of accrued expenses. During the second quarter of 2002 we entered into a note payable to the service provider in lieu of immediate payment of the shortfall amount and reclassified the $1.8 million accrued expense to notes payable. Outstanding borrowings under this note were $0.9 million as of December 31, 2002. The note matured and was paid in full in October 2003.

Maturities of notes payable at December 31, 2003 are as follows (in thousands):

Years Ending December 31,
2004	$2,790
2005	2,275

Total maturities and principal payments	5,065
Less: current portion	(2,790)

Notes payable, less current portion	$2,275

The carrying value of our notes payable as of December 31, 2003, approximates fair value as the interest rates approximate current market rates of similar debt obligations.

11. CAPITAL LEASES

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the related lease agreement. Interest rates on capital leases range from 2.3% to 21.5%. Leases have terms expiring through 2015 and generally include an option allowing us to purchase the leased equipment or furniture at the end of the lease term for fair market value.

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

The extension of payment terms under the amended master lease agreement reduced the present value of our future lease payments and, therefore, we reduced our capital lease obligation and the cost basis of our related leased property and equipment by $2.6 million. At December 31, 2003, the capital lease obligation and leased property accounts were reduced by $0.9 million representing the remaining discount. Interest will continue to accrue on a periodic basis and add to the capital lease obligation through March 2004, the remaining deferral period.

On April 14, 2003, we amended the terms of our master lease agreement with our primary supplier. Specifically, this lease amendment provides for adjustments to our required minimum quarterly revenue levels and minimum quarterly earnings before interest, taxes, depreciation and amortization levels. The lease amendment also required a payment that was made on April 15, 2003, for $2.2 million, which represented advance payment of our lease payments due in March and April 2004. The terms of our master lease agreement, as amended, include financial covenants that require us to maintain minimum liquidity balances, minimum revenue levels, specified levels of earnings before interest, taxes, depreciation and amortization and other customary covenants. On September 4, 2003, we entered into an additional agreement to further amend our equipment lease obligations with our primary supplier. This lease amendment provides for additional adjustments to our required minimum quarterly levels of earnings before interest, taxes, depreciation and amortization and also provided for the removal of the requirement to maintain compliance with all financial covenants when we resume lease payments. This lease amendment also required us to issue 213,675 shares of common stock to our primary supplier having an aggregate value of $250,000 based on the closing price of our common stock on September 3, 2003. The value of the common stock issued was recorded as an additional discount to the initial capital lease obligation and the discount is being amortized over the remaining lease term. As of December 31, 2003, we were in compliance with all financial covenants.

Future minimum capital lease payments together with the present value of the minimum lease payments are as follows (in thousands):

Years Ending December 31,
2004	$12,582
2005	12,260
2006	2,579
2007	1,246
2008	1,209
Beyond 2008	8,262

Total minimum lease payments	38,138
Less: amount representing interest	(12,927)
Less: amount representing discount	(904)

Present value of minimum lease payments	24,307
Less: current portion	(8,770)

Capital lease obligations, less current portion	$15,537

12. INCOME TAXES:

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

A reconciliation of the provision (benefit) for income taxes from continuing operations to the amount compiled by applying the statutory federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal income tax benefit at statutory rates	(34)%	(34)%	(34)%
State income tax benefit at statutory rates	(4)%	(4)%	(4)%
Foreign operating losses at statutory rates	1%	0%	1%
Amortization and write-down of goodwill	0%	0%	16%
Stock compensation expense	(1)%	0%	0%
Future utilization of losses precluded by Section 382	0%	0%	11%
Other	1%	0%	(1)%
Change in valuation allowance	37%	38%	11%

Effective tax rate	0%	0%	0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following:

	2003	2002
Deferred income tax assets:
Net operating loss carryforwards	$123,212	$106,391
Capital loss carryforwards	5,446	5,446
Investments	1,824	1,824
Restructuring costs	2,435	5,425
Provision for doubtful accounts	1,017	564
Deferred revenue	1,491	3,538
Accrued compensation	144	113
Property and equipment	23,987	13,993
Other	447	361

	160,003	137,655

Deferred income tax liabilities:
Amortization of discounts on investments	—	(23)
Purchased intangibles	(1,228)	(1,584)

	(1,228)	(1,607)

	158,775	136,048
Valuation allowance	(158,775)	(136,048)

Net deferred tax assets	$—	$—

        As of December 31, 2003, we have net operating loss carryforwards and capital loss carryforwards of approximately $530.5 million and $14.0 million, respectively. The net operating loss carryforwards expire during 2012 through 2023. The capital loss carryforwards expire in 2006. Utilization of net operating losses and capital loss carryforwards are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Under this provision, we will be precluded from utilizing approximately $220.3 million of our net operating and capital loss carryforwards. The occurrence of additional changes in ownership pursuant to Section 382 of the Internal Revenue Code may have the impact of additional limitations on the use of our net operating loss carryforwards. We have placed a valuation allowance against our deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

13. EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service.

During 2001, the plan provided for us to match employee contributions by contributing an amount equal to 50% of employee contributions. For purposes of calculating our matching portion, only employee contributions up to 6% of their compensation were considered. Contributions for employer matching were $1.0 million in 2001. During 2002, the plan was amended such that employer contributions, as calculated above, were discretionary. Employer matching contributions during 2002 were $0.3 million.

Effective January 1, 2003, the plan was further amended to change the manner in which employer contributions were made from a percentage of employee contributions to a discretionary percentage. Pursuant to the 2003 amendment, employer contributions continue to be discretionary. No employer contributions were made during 2003.

14. COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating leases

We, as lessee, have entered into leasing arrangements relating to office and service point rental space and office equipment that are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2003 (in thousands):

Years Ending December 31,
2004	$13,175
2005	11,740
2006	10,743
2007	10,800
2008	10,686
Beyond 2008	72,915

$130,059

Rent expense was approximately $13.1 million, $14.8 million and $14.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sub-lease income, recorded as a reduction of rent expense, was approximately $327,000 and $406,000 during the years ended December 31, 2003 and 2002, respectively.

Service commitments

We have entered into service commitment contracts with Internet network service providers to provide interconnection services and colocation providers to provide space for customers. Minimum payments under these service commitments are as follows at December 31, 2003 (in thousands):

Years Ending December 31,
2004	$22,490
2005	12,415
2006	8,042
2007	5,044
2008	5,061
Beyond 2008	4,301

$57,353

One of our service commitment contracts with an Internet network service provider, representing $8.0 million of scheduled minimum payments in 2004 and $1.0 million in 2005, includes a provision allowing us to defer portions of our minimum commitments into future periods in the event we do not meet annual contract minimums.

Concentrations of risk

We participate in a highly volatile industry that is characterized by strong competition for market share. We, and others in the industry encounter aggressive pricing practices, evolving customer demands and continual technological developments. Our operating results could be negatively affected should we not be able to adequately address pricing strategies, customers’ demands, and technological advancements.

We depend on other companies to supply various key elements of our infrastructure including the network access local loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers’ networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. We currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

Litigation

We may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

15. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

During 2001, we changed the state of our incorporation from Washington to Delaware by merging Internap Network Services Corporation with and into our newly formed, wholly owned Delaware subsidiary, Internap Delaware, Inc. Upon consummation of the merger, stockholders of Internap Network Services Corporation became stockholders of Internap Delaware, Inc. and Internap Delaware’s name was changed to Internap Network Services Corporation.

As part of the reincorporation, we increased the number of authorized shares of our common stock from 50,000,000 shares to 600,000,000 shares and the number of authorized shares of our preferred stock from 10,000,000 shares to 200,000,000 shares. We designated 3,500,000 of the 200,000,000 authorized shares of preferred stock as “series A preferred stock.” We also changed the par values of our common stock and preferred stock from no par to $0.001 per share.

Accordingly, the disclosures in the financial statements and related notes have been adjusted to reflect the September 2001 Certificate of Incorporation and the stock dividend for all periods presented.

Convertible preferred stock

On September 14, 2001, we completed a $101.5 million private placement of units at a per unit price of $1.60 per unit and issued an aggregate of 63,429,976 units, with each unit consisting of 1/20 of a share of series A convertible preferred stock and a warrant to purchase 1/4 of a share of common stock, resulting in the issuance of 3,171,499 shares of series A convertible preferred stock (“series A preferred stock”) and 17,113,606 warrants to purchase equivalent shares of common stock. The conversion price for the series A preferred stock and the exercise price for the warrants were both $1.48. We received net proceeds of $95.6 million from the issuance of the series A preferred stock and allocated $86.3 million to the series A preferred stock and $9.3 million to the warrants to purchase shares of common stock based upon their relative fair values on the date of issuance pursuant to APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the series A preferred stock was based upon a valuation that, among other considerations, was based upon the closing price of the common stock on the date of closing, on an as converted basis, and liquidation preferences. The fair value used to allocate proceeds to the warrants to purchase common stock was based on a valuation using the Black-Scholes model and the following assumptions: exercise price $1.48; no dividends; term of five years; risk free rate of 3.92%; and volatility of 80%.

The series A preferred stock was reported as mezzanine financing since its inception because holders of the series A preferred stock had rights to receive payment of shares under specific circumstances which were deemed to be outside our control. In July 2003, we amended the deemed liquidation provisions of our charter to eliminate the events that could result in payment to the series A preferred stockholders such that the events giving rise to payment would be within our control. As a result, 2,887,661 shares of our series A preferred stock, with a recorded value of $78.6 million, was reclassified from mezzanine financing to stockholders’ equity during 2003.

        The August 2003 common stock private placement discussed below resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34,500,000 shares. We recorded a deemed dividend of $34.6 million, which is attributable to the additional incremental number of shares the series A preferred stock convertible into common stock. Also as a result of the private placement, under the terms of the common stock warrants issued on September 14, 2001 by us in connection with issuance of the series A preferred stock, the exercise price for the warrants to purchase approximately 17.3 million shares of or common stock was adjusted from $1.48 per share of common stock to $0.95 per share.

Holders of series A preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the shares of series A preferred stock can be converted. Each share of series A preferred stock was originally convertible into 21.58428 shares of common stock subject to adjustments for certain dilutive events. Also in conjunction with the August 2003 common stock private placement discussed below, the conversion factor was changed to 33.68421053. Each share of series A preferred stock may be converted at any time at the option of the holder. Subject to satisfaction of certain conditions, including the listing of our common stock issuable upon the mandatory conversion of the series A preferred stock and upon the exercise of the warrants on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange (“AMEX”), the series A preferred stock automatically convert to common stock on the earlier of September 14, 2004, a date more than six months after issuance on which the common stock has traded in excess of $8.00 for a period of 45 consecutive trading days or upon the affirmative vote of 60% of the outstanding shares of series A preferred stock.

Upon the liquidation, dissolution, merger or event in which existing stockholders own less than 50% of the post-event voting power, holders of series A preferred stock are entitled to be paid out of existing assets an amount equal to $32.00 per share prior to distributions to holders of common stock. Upon completion of distribution to holders of series A preferred stock, remaining assets will be distributed ratably between holders of series A preferred stock and holders of common stock until holders of series A preferred stock have received an amount equal to three times the original issue price. In connection with our acquisition of netVmg, we issued to the stockholders of netVmg an aggregate of 345,905 shares of our series A preferred stock, convertible into 11,651,537 shares of our common stock, and warrants to purchase an aggregate of 1,500,000 shares of our common stock exercisable only in certain situations as described below.

During 2002, series A convertible preferred stockholders converted 240,000 shares of convertible preferred stock at a recorded value of $6.5 million into 5,173,716 shares of common stock. During 2003, series A stockholders converted 1,526,321 shares of series A preferred stock into 50,621,204 shares of common stock at a recorded value of $41.5 million. As of December 31, 2003, we had 1,751,385 shares of series A preferred stock outstanding with a recorded value of $51.8 million.

Common Stock

On August 22, 2003, we issued 10,650,000 shares of our common stock in a private placement at a price of $0.95 per share. We received $9.5 million, net of issuance cost. In addition, in connection with the amendment of one of our equipment leases, we issued 213,675 shares of common stock to our primary supplier.

On October 15, 2003, in connection with our acquisition of Sockeye and as discussed in Note 4, we issued an aggregate of 1,420,775 shares of our common stock in a private placement to the stockholders of Sockeye.

Warrants to purchase common stock

As of December 31, 2003, there were warrants outstanding to purchase 17,133,464 shares of our common stock at a weighted average exercise price of $1.06 per share.

On August 2, 2000, we issued a warrant to purchase 20,000 shares of common stock at an exercise price of $26.88 to an executive recruiting firm. The fair value of these warrants on the date of issuance was estimated to be approximately $286,000 based upon the Black-Scholes model and was charged to expense.

On April 4, 2001, we issued a warrant to purchase 35,000 shares of common stock at an exercise price of $1.156 to a consultant. The fair value of these warrants on the date of issuance was estimated to be approximately $22,000 based upon the Black-Scholes model and was charged to expense.

On September 14, 2001, in conjunction with our series A preferred stock financing, we issued warrants to purchase up to 17,113,606 shares of common stock at $1.48256 per share for a period of five years. The value allocated to these warrants was estimated to be approximately $9.3 million based upon the Black-Scholes model. As a result of the private placement of our common stock in August 2003 the exercise price of the warrants was adjusted to $0.95 per share.

On October 20, 2003, we issued warrants to purchase 426,000 shares of common stock at an exercise price of $0.95 in connection with a private placement of our common stock. These warrants expire on August 22, 2008.

In connection with our acquisition of netVmg Inc., we granted warrants to purchase an aggregate of 1,500,000 shares of our common stock to stockholders of netVmg Inc. These warrants are exercisable if netVmg Inc. stockholders participate in a private placement of shares of our common or preferred stock and their participation is in an amount equal to or greater than $4.4 million. Each warrant is exercisable for one share of our common stock at an exercise price of $1.26 per share and expires on October 1, 2006. There was no value allocated to these warrants as of December 31, 2003.

Outstanding warrants to purchase shares of common stock at December 31, 2003, are as follows (shares in thousands):

Year of Expiration	Weighted Average Exercise Price	Shares
2004	$8.38	191
2005	—	—
2006	0.98	16,601
2007	—	—
2008	0.95	341

		17,133

16. STOCK-BASED COMPENSATION PLANS

During March 1998, our board of directors adopted the 1998 Stock Options/Stock Issuance Plan (the “1998 Plan”), which provides for the issuance of incentive stock options and non-qualified options to eligible individuals responsible for Internap’s management, growth and financial success. Shares of common stock reserved for the 1998 Plan during March 1998 totaled 8,070,000 and were increased to 10,070,000 during January 1999. As of December 31, 2003 there were 2,504,000 options outstanding and 482,000 options available for grant pursuant to the 1998 Plan.

During June 1999, our board of directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of incentive stock options and nonqualified stock options to eligible individuals responsible for Internap’s management, growth and financial success. As of December 31, 1999, 13,000,000 shares of common stock were reserved for the 1999 Plan. Upon the first nine anniversaries of the adoption date of the 1999 Plan, the number of shares reserved for issuance under the 1999 Plan will automatically be increased by 3.5% of the total shares of common stock then outstanding or, if less, by 6,500,000 shares. Accordingly on June 19, 2000, and June 19, 2001, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4,831,738 and 5,263,537 shares, respectively. There was no increase to options reserved for issuance under the 1999 Plan during 2003 and 2002. The terms of the 1999 Plan are the same as the 1998 Plan with respect to incentive stock options treatment and vesting. As of December 31, 2003, there were 20,852,000 options outstanding and no options available for grant pursuant to the 1999 Plan.

During May 2000, we adopted the 2000 Non-Officer Equity Incentive Plan (the “2000 Plan”). The 2000 Plan initially authorized the issuance of 1,000,000 shares of our common stock. On July 18, 2000, our board of directors increased the shares reserved under the 2000 Plan to 4,500,000. Under the 2000 Plan, we may grant stock options only to Internap employees who are not officers or directors. Options granted under the 2000 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the 1999 Plan. As of December 31, 2003, there were 3,747,000 options outstanding and 406,000 options available for grant pursuant to the 2000 Plan.

        During July 1999, we adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Director Plan”). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 1,000,000 shares of Internap’s common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, 480,000 fully vested options were granted to existing directors on the effective date of our initial public offering with an exercise price of $10.00 per share. Subsequent to our 1999 initial public offering, initial grants, which are fully vested as of the date of the grant, of 80,000 shares of our common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. During

December 2003, the number of shares reserved for grant under the Director Plan was increased by 3,000,000 shares. As of December 31, 2003, there were 920,000 options outstanding and 2,920,000 options available for grant pursuant to the Director Plan.

In connection with the 2000 acquisition of CO Space, we assumed the CO Space, Inc. 1999 Stock Incentive Plan (the “CO Space Plan”). After applying the acquisition conversion ratio, the CO Space plan authorizes the issuance of up to 1,346,840 options to purchase shares of Internap’s common stock. As of December 31, 2003 there were 332,000 options outstanding and 737,000 options available for grant pursuant to the CO Space Plan.

In connection with the 2000 acquisition of VPNX, we assumed the Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and the Switchsoft Systems, Inc. 1997 Stock Option Plan (the “VPNX Plans”). After applying the acquisition conversion ratio, the VPNX Plans authorize the issuance of up to 307,000 options to purchase shares of our common stock. As of December 31, 2003, there were 11,000 options outstanding and 212,000 options available for grant pursuant to the VPNX Plans.

On September 10, 2002, we adopted the Internap Network Services Corporation 2002 stock compensation plan (“2002 Plan”). The 2002 Plan provides for the grant of non-qualified stock options to employees and non-employees. A total of 32,000,000 shares of our common stock has been reserved for issuance under the 2002 Plan; however, this overall share reserve is reduced by any outstanding options issued under the VPNX Plans, the 1998 Plan, the 1999 Plan, the Directors Plan, the CO Space Plan, and the 2000 Plan, discussed above. The maximum number of shares granted to a single participant in any particular year is 10,000,000 shares. Also, subject to certain exclusions, the maximum number of awards issued to officers and directors is limited to 50% of the shares eligible for issuance at the time of the award or grant. During December 2003, the number of shares reserved for grant under the 2002 Plan was increased by 21,000,000 shares. As of December 31, 2003, there were 10,796,000 options outstanding and 10,204,000 options available for grant pursuant to the 2002 Plan.

Incentive stock options may be issued only to our employees and have a maximum term of 10 years from the date of grant. The exercise price for incentive stock options may not be less than 100% of the estimated fair market value of the common stock at the time of the grant. All shares issued under stock option plans are issued at the fair value at the date of grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the board of directors at the date of grant, which will administer the Plan. Both incentive stock options and non-qualified options generally vest over four years.

We have elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price to be paid to acquire the stock.

On May 4, 2001, we allowed employees to cancel certain outstanding stock option grants to purchase 8.9 million shares of common stock. On that date we agreed to grant to the same employees options to purchase 8.9 million shares of common stock to be granted six months plus one day after the cancellation, or November 5, 2001, provided, however, that (i) the exercise price of the future grant was the fair value of our common stock on the date of grant, the participating employees cancelled all options granted six months prior to the May 2001 offer exchange date, (ii) the participating employees did not receive any additional grants of options prior to the November 5, 2001 grant date, and (iii) the participating employees were common law employees on the date of grant. Since we account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we did not recognize compensation expense related to the grant of the new options.

Similarly, on January 6, 2003, under the terms of a related tender offer to allow domestic employees to cancel certain outstanding stock option grants, we accepted cancellation of 2.0 million options to purchase shares of common stock. On that date, we agreed to grant the same employees options to purchase 2.0 million shares of common stock to be granted six months and one day after the cancellation, or subsequent to June 7, 2003. The tender offer provides, however, that (i) the exercise price of the future grant must be the fair value of our common stock on the date of grant; the participating employees must also cancel all options granted six months prior to November 18, 2002, offer exchange date; (ii) the participating employees must not receive any additional grants of options prior to the future grant date; and (iii) the participating employees must be domestic common law employees of our on the date of grant. Since we account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we did not recognize compensation expense related to the grant of the new options.

Option activity for 2001, 2002 and 2003 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2000	24,159	$21.71
Granted	16,729	1.40
Exercised	(1,223)	0.36
Cancelled	(13,933)	31.69

Balance, December 31, 2001	25,732	4.21
Granted	11,668	0.60
Exercised	(1,252)	0.25
Cancelled	(12,827)	4.49

Balance, December 31, 2002	23,321	2.43
Granted	25,499	1.22
Exercised	(1,974)	0.89
Cancelled	(7,685)	3.47

Balance, December 31, 2003	39,161	1.52

The following table summarizes information about options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding		Options Exercisable (Excluding Options Which Shares Would Be Subject to the Company’s Right of Repurchase)
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Prices
$ 0.03 - $ 0.43	5,695	8.31	2,299	$0.27
$ 0.44 - $ 0.44	4,821	9.18	1,525	0.44
$ 0.47 - $ 0.48	6,104	9.04	1,991	0.48
$ 0.52 - $ 0.96	5,863	8.13	3,708	0.88
$ 0.99 - $ 1.27	4,650	8.57	2,036	1.23
$ 1.35 - $ 2.00	1,797	8.04	1,223	1.88
$ 2.16 - $ 2.15	9,027	9.98	—	—
$ 2.24 - $ 69.88	1,184	6.81	950	17.46
$ 87.19 - $ 87.19	10	6.20	10	87.19
$105.91	10	6.16	10	105.91

$ 0.03 - $ 105.91	39,161	8.86	13,752	2.09

During July 1999, we adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a means by which employees may purchase Internap common stock through payroll deductions. The purchase plan is implemented by offering rights to eligible employees. Under the purchase plan, management may specify offerings with duration of not more than 27 months, and may specify shorter purchase periods within each offering. The first offering began on September 29, 1999 and terminated on September 30, 2002. Purchase dates occur each March 31 and September 30. Employees who participate in an offering under the purchase plan may have up to 15% of their earnings withheld. The amount withheld is then used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in an offering at any time during the offering except during the 15-day period immediately prior to a purchase date. Employees’ participation in all offerings ends automatically on termination of their employment with Internap or one of its subsidiaries. A total of 3,000,000 shares of common stock have been reserved for issuance pursuant to the ESPP. Upon the first nine anniversaries of the adoption date of the ESPP, the number of shares reserved for issuance under the ESPP will be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 3,000,000 shares, subject to Series A shareholder approval. Accordingly, on July 24, 2000 and July 23, 2001, pursuant to the terms of the ESPP, the number of shares reserved for the sale of stock under the ESPP was increased by 1,500,000 shares on each date. There was no increase to shares reserved during 2002 and 2003. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if we had accounted for its employee stock options (including ESPP participation) under the fair value method. The fair value of options granted in 2001, 2002 and 2003 (including ESPP participation) subsequent to Internap’s initial public offering was estimated at the date of grant using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk free interest rate	4.01%	3.52%	4.50%
Volatility	144%	100%	100%
Expected life	4 years	4 years	4 years

The pro forma effect of adopting SFAS No. 123 is described in Note 2.

Deferred stock compensation

Prior to 2000, we issued stock options to certain employees under the 1998 and 1999 Plans with exercise prices below the deemed fair value of our common stock at the date of grant. In accordance with the requirements of APB Opinion No. 25, we recorded deferred stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the common stock at the date of grant. Additionally, in connection with the acquisition of VPNX, we recorded deferred stock compensation related to the unvested options assumed, totaling $5.1 million.

Deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28.

During 2002 and 2001, primarily related to reductions in our workforce, we cancelled the options of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the year ended December 31, 2002 and 2001, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.0 million and $1.2 million, and we reduced our amortization to expense of deferred stock compensation by $2.7 million and $1.9 million to record the benefit of previously recognized expense on unvested options.

As of December 31, 2003, the deferred stock compensation related to such options granted during 1998 and 1999 for the total amount of $28.9 million has been entirely written-off to expense. Amortization of deferred stock compensation was $0.4 million, $0.3 million and $4.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

17. RELATED PARTY TRANSACTIONS

On January 1, 2002, we entered into a consulting agreement with Lyford Cay Securities Corp., an affiliate of one of our stockholders, INT Investments, Inc., that beneficially owned more than 5% of our outstanding common stock. Under the terms of this consulting agreement, which was completed in 2002, we paid Lyford Cay Securities Corp. $400,000 to provide us with financial advisory and strategic advice.

In 2003 and 2002, we engaged Korn/Ferry International, a national executive recruiting firm, to assist in the identification and recruitment of senior executives. For 2003 and 2002, we paid Korn/Ferry $3,178 and $262,096, respectively, in connection with executive placements. As of December 31, 2003, the Company had a liability of $75,000 to be paid to Korn/Ferry. Gregory A. Peters, our president and chief executive officer, is the son-in-law of a managing director of Korn/Ferry.

We have entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expenses to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

18. SUBSEQUENT EVENTS

On February 18, 2004, our common stock began trading on the American Stock Exchange, or AMEX, under the symbol “IIP.” We voluntarily delisted our common stock from the Nasdaq SmallCap Market effective February 17, 2004.

On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $56 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

After the effectiveness of the registration statement filed in connection with our recent underwritten public offering, we became aware that (1) certain unauthorized persons may have accessed an Internet-based investor presentation, or road show, that had been used by us in the offering and (2) portions of the road show presentation had been posted by an unauthorized third party on a generally-available Internet photo sharing website. The road show presentation appeared on a third party vendor’s password-protected website, and, consistent with the Securities and Exchange Commission’s guidance relating to electronic road show presentations, was intended for access only by prospective investors authorized by the managing underwriters. The presentation included electronic slides that could be viewed during the presentation and oral statements made by members of our management team. Unauthorized access to the road show presentation was provided by posting, without our consent or the consent of the managing underwriters, the website link and passwords on a generally accessible message board maintained on the Yahoo Finance website. In addition, unauthorized access to the electronic slides used in the road show presentation was provided by posting images of some but not all of the slides to an Internet photo sharing website. The road show presentation and the posted road show slides did not disclose the related risks and uncertainties described in the prospectus for the offering. The unauthorized access to the Internet-based investor presentation and the unauthorized postings to the Internet photo sharing website may each be deemed to constitute a prospectus that does not meet the requirements of the Securities Act and thus a violation of the Securities Act of 1933, as amended. If we are found to have violated the Securities Act, then for a period of one year from the date of the violation, certain investors who purchased shares of our common stock in the public offering may have the right to obtain recovery of the consideration paid in connection with their purchase from us or any person who participated in the offering or, if they had already sold their shares, damages resulting from their purchase and sale of those shares. Any liability would depend, in part, upon the number of shares purchased by investors who assert their right of rescission or claim for damages within the one year statute of limitations period. If asserted, we intend to contest any claims for rescission or damages vigorously. At this stage, it is not possible to estimate the financial impact, if any, of any possible settlement from these potential claims.

19. UNAUDITED QUARTERLY RESULTS

The following table sets forth our unaudited quarterly results of operations for the years ended December 31, 2003 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results below are not necessarily indicative of those of future periods (in thousands, except for per share data).

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$32,614	$33,030	$32,711	$34,132	$34,177	$34,240	$34,379	$35,784

Costs and expenses:
Direct cost of network, exclusive of depreciation shown below	24,105	22,627	17,302	19,173	18,668	18,669	19,795	18,598
Customer support	3,826	3,669	2,867	2,551	2,364	2,257	2,125	2,299
Product development	1,957	1,977	1,836	1,677	1,684	1,701	1,694	1,844
Sales and marketing	6,057	5,801	5,330	4,453	5,177	5,048	4,688	3,516
General and administrative	6,492	5,047	4,548	4,761	4,475	4,054	4,700	6,803
Depreciation and amortization	12,812	13,504	12,390	10,894	10,583	9,779	7,931	5,599
Amortization of goodwill and other intangible assets	1,427	1,606	1,165	1,428	1,428	1,428	362	134
Amortization of deferred stock compensation	352	(11)	(316)	235	390	—	—	—
Pre-acquisition liability adjustment		—	—	—	—	—	—	(1,313)
Lease termination expense		—	—	804				—
Restructuring costs (benefits)	(4,954)	—	352	821	754	198	132	—
(Gain) loss on sale and retirements of property and equipment	298	841	1,510	180	—	—	(53)	—

Total operating costs and expenses	52,372	55,061	46,984	46,977	45,523	43,134	41,374	37,480
Loss from operations	(19,758)	(22,031)	(14,273)	(12,845)	(11,346)	(8,894)	(6,995)	(1,696)

Other expense:
Interest expense, net	(231)	(464)	(629)	(870)	(738)	(943)	(792)	(794)
Loss on investments	(349)	(313)	(334)	(248)	(290)	(194)	(291)	(65)

Total other expense	(580)	(777)	(963)	(1,118)	(1,028)	(1,137)	(1,083)	(859)

Net loss	(20,338)	(22,808)	(15,236)	(13,963)	(12,374)	(10,031)	(8,078)	(2,555)
Less deemed dividend related to beneficial conversion feature	—	—	—	—	—	—	(34,576)	—

Net loss attributable to common stockholders	$(20,338)	$(22,808)	$(15,236)	$(13,963)	$(12,374)	$(10,031)	$(42,654)	$(2,555)

Basic and diluted net loss per share	$(0.13)	$(0.15)	$(0.10)	$(0.09)	$(0.08)	$(0.06)	$(0.25)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	152,002	153,537	157,177	159,433	161,084	162,058	169.352	206,876

REPORT OF INDEPENDENT

AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Internap Network Services Corporation

Our audits of the consolidated financial statements of Internap Network Services Corporation included in this Annual Report on Form 10-K also included an audit of the financial statement schedule appearing in this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 11, 2004

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning Of Fiscal Period	Charges to Costs and Expense	Charges to Other Accounts	Deductions	Balance at End of Fiscal Period
Year ended December 31, 2001
Provision for doubtful accounts	$1,370	$4,798	$—	$(4,985)	$1,183
Tax valuation allowance	78,854	—	28,371	—	107,225

Year ended December 31, 2002
Provision for doubtful accounts	1,183	1,902	—	(1,490)	1,595
Tax valuation allowance	107,225	—	28,823	—	136,048

Year ended December 31, 2003
Provision for doubtful accounts	1,595	2,435	—	(1,601)	2,429
Tax valuation allowance	136,048	—	22,728	—	158,775