Form 10-Q
period 2004-03-31
INTERNAP NETWORK SERVICES CORP
filed 2004-05-14
CIK 1056386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2004 was 331,138,592 shares of common stock, $0.001 par value, which includes 56,236,997 shares of common stock issuable upon conversion by the holders of the series A preferred stock.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$81,923	$18,885
Restricted cash	96	125
Accounts receivable, net of allowance of $3,109 and $2,429, respectively	15,591	15,587
Inventory	323	492
Prepaid expenses and other assets	3,864	4,245

Total current assets	101,797	39,334

Property and equipment, net	55,812	59,337
Investments	2,234	2,371
Intangible assets, net	3,340	3,488
Goodwill	36,219	36,163
Deposits and other assets	1,630	1,758

Total assets	$201,032	$142,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,862	$7,556
Accrued liabilities	7,869	8,585
Deferred revenue, current portion	2,151	3,674
Notes payable, current portion	2,794	2,790
Revolving credit facility	15,300	8,392
Capital lease obligations, current portion	11,969	8,770
Restructuring liability, current portion	1,939	1,965

Total current liabilities	49,884	41,732

Deferred revenue, less current portion	305	316
Notes payable, less current portion	1,569	2,275
Capital lease obligations, less current portion	12,578	15,537
Restructuring liability, less current portion	3,628	4,441

Total liabilities	67,964	64,301

Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized; 274,666 and 228,751 shares issued and outstanding, respectively	275	229
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 1,673 and 1,751 shares outstanding, respectively, liquidation preference of $53,526 and $56,032, respectively	49,698	51,841
Additional paid in capital	914,465	855,240
Accumulated deficit	(831,677)	(829,460)
Accumulated items of other comprehensive income	307	300

Total stockholders’ equity	133,068	78,150

Total liabilities and stockholders’ equity	$201,032	$142,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three-month periods ended March 31,
	2004	2003
Revenues	$36,250	$34,177

Costs and expenses:
Direct cost of network, exclusive of depreciation shown below	18,548	18,668
Customer support	2,177	2,274
Product development	1,430	842
Sales and marketing	4,658	4,344
General and administrative	6,522	6,240
Depreciation and amortization	4,611	10,583
Amortization of other intangible assets	148	1,428
Amortization of deferred stock compensation	—	390
Restructuring costs	—	754

Total operating costs and expenses	38,094	45,523

Loss from operations	(1,844)	(11,346)

Other income (expense):
Interest expense, net	(743)	(738)
Other income (expense)	370	(290)

Total other expense	(373)	(1,028)

Net loss	$(2,217)	$(12,374)

Basic and diluted net loss per share	$(0.01)	$(0.08)

Weighted average shares used in computing basic and diluted net loss per share	243,452	161,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three-month periods ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,217)	$(12,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,759	12,011
Non-cash interest expense on capital lease obligations	338	321
Provision for doubtful accounts	680	316
Non-cash compensation and warrant expense	—	390
Loss on equity method investment	145	290
Other, net	304	—
Changes in operating assets and liabilities:
Accounts receivable	(684)	1,654
Inventory	169	—
Prepaid expenses, deposits and other assets	509	(311)
Accounts payable	306	1,115
Restructuring liability	(839)	(3,138)
Deferred revenue	(1,534)	(1,476)
Accrued liabilities	(716)	(1,692)

Net cash provided by (used in) operating activities	1,220	(2,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,401)	(674)
Proceeds from disposal of property and equipment	10	—
Change in restricted cash	29	(35)
Purchase of investments	—	(27)
Other	(56)	—

Net cash used in investing activities	(1,418)	(736)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	6,908	(1,160)
Principal payments on notes payable	(702)	(1,310)
Payments on capital lease obligations	(98)	(332)
Proceeds from exercise of stock options and warrants	1,197	24
Proceeds from issuance of common stock, net of issuance costs	55,931	167

Net cash provided by (used in) financing activities	63,236	(2,611)

Net increase (decrease) in cash and cash equivalents	63,038	(6,241)
Cash and cash equivalents at beginning of period	18,885	25,219

Cash and cash equivalents at end of period	$81,923	$18,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$380	$707

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Three-month period ended March 31, 2004

(Unaudited, in thousands)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2003	228,751	$229	1,751	$51,841	$855,240	$(829,460)	$300	$78,150
Conversion of series A convertible preferred stock into common stock	2,651	3	(78)	(2,143)	2,140	—	—	—
Issuance of common stock, net of issuance cost	40,250	40	—	—	55,892	—	—	55,932
Exercise of options to purchase common stock	880	1	—	—	822	—	—	823
Exercise of warrants to purchase common stock	1,179	1	—	—	73	—	—	74
Issuance of employee stock purchase plan shares	955	1	—	—	298	—	—	299
Net loss	—	—	—	—	—	(2,217)	—	(2,217)	$(2,217)
Unrealized foreign currency translation gain	—	—	—	—	—	—	7	7	7

Comprehensive loss	—	—	—	—	—	—	—	—	$(2,210)

Balance, March 31, 2004	274,666	$275	1,673	$49,698	$914,465	$(831,677)	$307	$133,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2004, our operating results and cash flows for the three-month periods ended March 31, 2004 and 2003 and our changes in stockholders’ equity and comprehensive loss for the three-month period ended March 31, 2004. The balance sheet at December 31, 2003 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, liabilities for network service commitments, restructuring liabilities, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not affected our financial position, results of operations, or net cash flows.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for future periods.

2. Summary of Significant Accounting Policies

Cash and cash equivalents. We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents. We invest our cash and cash equivalents with major financial institutions and may at times exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to cash and cash equivalents.

At March 31, 2004 and 2003, we had placed approximately $96,000 and $125,000 respectively, in restricted cash accounts to collateralize letters of credit with financial institutions. These amounts are reported separately as restricted cash and are classified as current assets based on their respective maturity dates.

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

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of March 31, 2004 and 2003, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan. We record our proportional share of the losses of our investee one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as a component of other income (expense) on the consolidated statements of operations.

Inventory. Inventory is carried at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the production of our Flow Control Platform.

Property and equipment. Property and equipment are carried at original acquisition cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the lesser of the estimated useful lives of the assets or the duration of the underlying lease obligation or commitment. Estimated useful lives used for network equipment are three years, furniture,

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

equipment and software are three to seven years, and leasehold improvements are the shorter of seven years or the duration of the lease. Lease obligations and commitment durations range from 24 months for certain networking equipment to 180 months for certain leasehold improvements. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Valuation of long-lived assets. Management periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment pursuant to the guidance provided by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair values would be reduced by the cost of disposal. Losses due to impairment of long-lived assets are charged to operations during the period in which the impairment is identified.

Revenue recognition and concentration of credit risk. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing.

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

We review the creditworthiness of our customers before services are provided. If we determine that collection of service revenues is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We apply a credit risk rating system that is based on management’s best understanding of our customers’ ability to pay. Our assessment of customers’ creditworthiness may include consideration of payment history. The sum of individual customer receivable balances multiplied by the credit rating is the basis for reserves against revenues and receivables. We also increase our reserve estimates for estimated customer credits. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer’s credit risk, additional allowances may be recorded.

Reclassifications. Certain reclassifications have been made to prior year balances to conform to current year presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity or cash flows.

3. Restructuring Charges

2001 Restructuring

During 2001, due to the overcapacity created in the Internet connectivity and Internet Protocol services market, we announced two separate restructurings of our business. Under the restructuring programs, management decided to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure. The total charges include restructuring costs of $71.6 million. During 2001, we incurred cash restructuring expenditures totaling $19.9 million, non-cash restructuring expenditures of $4.7 million, and reduced the original

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

restructuring cost estimate by $7.7 million primarily as a result of favorable lease obligation settlements, leaving a balance of $39.3 million as of December 31, 2001. During 2002, we further reduced our restructuring liability by $12.2 million due to settlements to terminate and restructure certain colocation lease obligations on terms favorable to our original restructuring estimates and returning into service the previously restructured Atlanta, Georgia facility as the site of the new corporate headquarters. Pursuant to the original restructuring plans, the Atlanta facility was not to be used by us in the future. However, due to changes in management, corporate direction, and other factors, which could not be foreseen at the time of the original restructuring plans, the Atlanta facility was selected as the location for the new corporate headquarters.

2002 Restructuring

With the continuing overcapacity created in the Internet connectivity and Internet Protocol services market, we implemented additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate headquarters from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million during 2002 was partially offset by a $7.2 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate headquarters. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during 2001. Included in the $7.6 million 2002 restructuring charge was $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during 2002.

2003 restructuring costs. In 2003, we incurred approximately $1.1 million in restructuring costs, which primarily represented retention bonuses and moving expenses related to the relocation of our corporate headquarters to Atlanta, Georgia. We continue to evaluate our restructuring reserve as plans are being executed, which could result in additional charges in future periods.

Real estate obligations

Both the 2001 and 2002 restructuring plans require us to abandon certain leased properties not currently in use or that will not be utilized by us in the future. Also included in real estate obligations is the abandonment of certain colocation license obligations. Accordingly, we recorded real estate related restructuring costs of $43 million, net of non-cash plan adjustments, which are estimates of losses in excess of estimated sublease revenues or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. These costs were determined based upon our estimate of anticipated sublease rates and expected time to sublease the facility. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could exceed this estimate.

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

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table displays the 2004 activity and balances for restructuring activity relating to the 2002 and 2001 restructuring charges (in millions):

	December 31, 2003 Restructuring Liability	Restructuring Charge	Cash Reductions	Non-cash Write- Downs	Non-cash Plan Adjustments	March 31, 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$4.4	$—	$(.8)	$—	$—	$3.6
Network infrastructure obligations	1.2		—	—	—	1.2
Other	1.0	—	—	—	—	1.0

Total	6.6	—	(.8)	—	—	5.8
Net asset write-downs for 2002 restructuring charge	(0.2)	—	—	—	—	(0.2)

Total	$6.4	$—	$(.8)	$—	$—	$5.6

4. Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all series A convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

Basic and diluted net loss per share for the three-month periods ended March 31, 2004 and 2003 are calculated as follows (in thousands, except per share amounts):

	Three-month periods ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net loss	$(2,217)	$(12,374)

Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	243,452	161,084

Basic and diluted net loss per share	$(0.01)	$(0.08)

Antidilutive securities not included in diluted net loss per share calculation:
Series A convertible preferred stock – equivalent common shares	56,343	62,328
Options to purchase common stock	46,416	29,821
Warrants to purchase common stock	15,191	17,326

	117,950	109,475

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

5. Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard “(SFAS)” No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Internap Network Services Corporation as a single reporting unit, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expenses. We perform our annual impairment testing during the third quarter of each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142. During the quarter ended March 31, 2004, no event occurred that would trigger an impairment charge to goodwill.

6. Revolving Credit Facility

We have a loan and security agreement under a $20.0 million revolving credit facility with Silicon Valley Bank. We also have a $5.0 million term loan with Silicon Valley Bank, which reduces availability under the revolving credit facility. Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. At March 31, 2004, the balance outstanding under the term loan was $2.9 million and the balance under the revolving credit facility was $15.3 million.

7. Stock-Based Compensation Plans

As of March 31, 2004, we had eight stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of our common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant.

Fair Value Disclosures

We calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three-month periods ended March 31,
	2004	2003
Risk-free interest rate	4.01%	3.92%
Expected life	4 years	4 years
Dividend yield	None	None
Expected volatility	148%	187%

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Had compensation cost for our stock-based compensation plans been determined as prescribed by SFAS No. 123, our pro forma net loss would have been as follows:

	Three-month periods ended March 31,
	2004	2003
Net loss:
As reported	$(2,217)	$(12,374)
Add: stock-based compensation expense included in net loss	—	390
Deduct: total stock–based compensation expense determined under fair value method for all awards	(3,451)	(1,813)

Pro forma net loss	$(5,668)	$(13,797)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.08)

Pro forma	$(0.02)	$(0.09)

8. Common Stock and Series A Convertible Preferred Stock

On February 18, 2004, our common stock began trading on the American Stock Exchange, or AMEX, under the symbol “IIP.” We voluntarily delisted our common stock from the Nasdaq SmallCap Market effective February 17, 2004.

On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of approximately $55.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

During the quarter ended March 31, 2004, series A convertible preferred stockholders converted 78,711 shares of convertible preferred stock at a recorded value of $2.1 million into 2,651,329 shares of common stock. As of March 31, 2004, the Company had 1,672,674 shares of series A convertible preferred stock outstanding with a recorded value of $49.7 million.

9. Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB No. 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remain largely unchanged. As we have already incorporated EITF 00-21 and SAB No. 101 into our revenue recognition policies, the adoption of SAB No. 104 did not have a significant impact on our financial statements.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high-performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high-performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. We deliver services through our 30 network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of March 31, 2004, we provided our services to 1,709 customers in the United States and abroad, including approximately 70 customers in the Fortune 1000.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 30 network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of March 31, 2004, we operated 30 network access points in 17 major metropolitan market areas.

The following discussion should be read in conjunction with the condensed consolidated financial statements provided under Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully in our most recently filed 10-K.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

Customer support costs consist primarily of compensation costs for employees engaged in connecting customers to our network, installing customer equipment into service point facilities, and servicing customers through our network operation centers.

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

General and administrative costs consist primarily of compensation and other expenses for executive, finance, human resources and administrative personnel, professional fees and other general corporate expenses.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have recently substantially completed operational restructurings, which have included substantial changes in our senior management team, a reduction in headcount from a high of 860 employees to 352 employees at March 31, 2004, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our headquarters from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. As of March 31, 2004, our accumulated deficit was $831.7 million.

Three-month Periods Ended March 31, 2004 and 2003

Revenues. Revenues for the three months ended March 31, 2004 increased by 6% to $36.3 million, up from $34.2 million for the three months ended March 31, 2003. The increase is primarily attributed to higher revenues from partner products of $1.0 million along with increases in colocation service revenue of $0.7 million compared to the first quarter of 2003. Sales related to our Flow Control Platform product acquired in October of 2003 also contributed to the increase in sales. As of March 31, 2004, our customer base totaled 1,709 customers across our 17 metropolitan markets, an increase of 23% from 1,389 customers as of March 31, 2003. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. Revenue for the first quarter of 2004 also included $1.6 million in amounts that were previously paid by customers and were reflected on the balance sheet as deferred revenues at December 31, 2003. As of March 31, 2004, the balance of deferred revenues was $2.5 million. This amount will be amortized into revenue over the remaining estimated life of the customer relationship period. Of the total, $2.2 million will be realized as revenue over the next 12 months, and $0.3 million will be recognized over future periods. We expect the composition of future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past, particularly from the sale of the Flow Control Products.

Direct Cost of Network. Direct cost of network for the three months ended March 31, 2004 decreased 1%, to $18.6 million from $18.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2003, our direct margins improved to 49%, compared to 45% for the same period in 2003, as a result of our leveraging of fixed colocation and other service point facility costs over an increased customer base. The decrease of $0.1 million in 2004 primarily reflects

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

reduced local access expenses, representing $3.1 million of the decrease. Off-setting the decrease in network cost and local access expenses were increases in partner product cost of $0.9 million, along with an increase in colocation service expense of $0.9 million due to the increased usage of these services by our customers. In addition, service point facility costs, which are generally passed through to our customers, increased by $0.5 million. The remaining increase of $0.6 million in direct cost of network is attributed to termination penalties and the acquisitions completed by us in 2003. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Connectivity costs are expected to decrease during 2004, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2003. Content delivery network and other costs associated with reseller arrangements are generally variable in nature. As revenues increase, we expect these costs to increase during 2004. By contrast, colocation and other service point facility costs are generally fixed in nature. We expect these costs to remain relatively constant during 2004.

Customer Support. Customer support costs for the three months ended March 31, 2004 decreased 4%, to $2.2 million from $2.3 million for the same period in 2003. The decrease was due to lower recruiting and training expenses.

Product Development. Product development costs for the three months ended March 31, 2004 increased 70% to $1.4 million from $0.8 million for the same period in 2003. The increase of $0.6 million primarily reflects increased expenses due to acquisitions completed in the fourth quarter of 2003. We expect these costs to continue at this higher rate as we continue forward development on these acquired products.

Sales and Marketing. Sales and marketing costs for the three months ended March 31, 2004 increased 7% to $4.7 million from $4.3 million for the same period in 2003 primarily due to an increase in the number of quota-carrying salespeople. Sales and marketing expense should remain constant for the remainder of 2004.

General and Administrative. General and administrative costs for the three months ended March 31, 2004 increased 4% to $6.5 million from $6.2 million for the same period in 2003. The increase of $0.3 million reflects higher outside professional services cost of $0.5 million and an increase of $0.3 million in self-insurance costs related to two large claims primarily offsetting these increases was a reduction in facilities expenses of $0.4 million as a result of renegotiation of rental arrangements and termination of leased properties. General and administrative costs should remain constant in 2004 with the first quarter level.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2004 decreased 56% to $4.6 million as compared to $10.6 million for the quarter ended March 31, 2003. The decrease was primarily due to assets becoming fully depreciated during 2003 and for the three months ended March 31, 2004. We expect depreciation and amortization will continue to decrease in 2004, as compared to 2003, as existing assets reach the end of their depreciable lives and we operate our business with lower capital spending in future periods. Our current plans do not require the addition of significant additional capital assets during 2004.

Other Income (Expense). Other income (expense) consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other income (expense) for the three months ended March 31, 2004 totaled $0.4 million of net expense, compared to $1.0 million of net expense for the three months ended March 31, 2003. The decrease in other expense was primarily due to foreign currency transaction gains and the corrections of certain insignificant amounts related to 2003. We expect other income in 2004 to be slightly higher than 2003 levels due to interest income on the $56 million in net proceeds from our issuance of common stock in March 2004.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Liquidity and Capital Resources

Cash Flow for the Three Months Ended March 31, 2004 and 2003

Net Cash Provided By (used in) Operating Activities. Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2004, and was primarily due to a net loss of $2.2 million, adjusted for depreciation and amortization of $4.8 million. Working capital changes for the three months ended March 31, 2004 primarily consisted of a decrease in deferred revenue of $1.5 million, a reduction in the restructuring liability of $0.8 million, a decrease in accrued liabilities of $0.7 million and a reduction in accounts receivable of $0.7 million. These effects were partially offset by a $0.5 million reduction in prepaid expenses and other assets, along with a $0.3 million increase in accounts payable.

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2003, and was primarily due to unfavorable changes in the Company’s net working capital composition. The net loss from continuing operations was $12.4 million, which was more than offset by depreciation and amortization of $12.0 million and other non-cash items of $1.3 million. Net working capital was a net use of cash totaling $3.8 million during the quarter ended March 31, 2003. Of the net working capital changes, uses of cash were primarily represented by a decrease in accrued restructuring costs of $3.1 million, a decrease in accrued liabilities of $1.7 million, and a decrease in deferred revenue of $1.5 million. These effects were partially offset by a $1.7 million reduction in accounts receivable and an increase in accounts payable of $1.1 million, which represent sources of cash.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1.4 million for the quarter ended March 31, 2004, which primarily consisted of purchases of property and equipment for our network infrastructure. We expect to maintain capital spending at this quarterly level for the remainder of 2004.

Net cash used in investing activities was $0.7 million for the quarter ended March 31, 2003, which was almost entirely due to capital spending of $0.7 million, related to purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases, and bank loans. Net cash provided by financing activities for the quarter ended March 31, 2004 was $63.2 million. On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expenses. In addition to the public offering, we borrowed $6.9 million under the revolving credit facility, and received $1.2 million from the exercise of stock options and warrants. Cash used in financing activities included $0.8 million toward reducing our notes payable and capital lease obligations. As a result of these payments, as of March 31, 2004 we held $4.4 million in notes payable, with $2.8 million due within the next 12 months. Capital lease obligations as of March 31, 2004 were $24.5 million, with $12.0 million due within the next 12 months.

Net cash used in financing activities for the quarter ended March 31, 2003 was $2.6 million, which included $1.2 million related to payments against the Company’s revolving credit line. As a result of these payments, as of March 31, 2003 we held $8.8 million in debt under the $10.0 million revolving credit line. In addition, cash used included payments of $1.3 million toward the Company’s notes payable obligations. As a result of these payments, as of March 31, 2003 we held $8.4 million in notes payable, with $4.0 million due within the next 12 months. This was a reduction of $1.3 million in notes payable, compared to the $9.7 million due as of March 31, 2002, and a reduction of $0.5 million in the current portion of the notes payable, compared to the same period a year ago. In addition, cash used included $0.3 million in interest payments associated with the Company’s capital lease obligations. These uses of cash were offset by proceeds of $0.2 million from exercises of stock options and warrants, and from the sale of common stock, including stock issued to employees pursuant to the Employee Stock Purchase Plan.

Liquidity

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $2.2 million and $12.4 million for the quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, our accumulated deficit was $831.7 million. We expect to incur additional operating losses in the future, and we cannot guarantee

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in each quarterly period since we began our operations in May 1996. We expect to meet our cash requirements in 2004 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our recently completed public offering in March of 2004. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility and the terms of our series A preferred stock limit our ability to incur additional indebtedness. Our credit facility with Silicon Valley Bank of $20.0 million expires on October 22, 2004 and we are currently negotiating its renewal. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms. We believe we have sufficient cash to operate our business plan for the foreseeable future.

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

Credit Facility. As of March 31, 2004, under our $20.0 million credit facility with Silicon Valley Bank, we had $15.3 million of borrowings outstanding under our revolving credit facility, along with $2.9 million outstanding under the term loan and $1.8 million of letters of credit issued. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. As of March 31, 2004, we had no further borrowing capacity under the credit facility. This credit facility expires on October 22, 2004. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms.

The credit facility contains certain covenants, including covenants that require us to maintain a minimum tangible net worth and that restrict our ability to incur further indebtedness. As of March 31, 2004, we were in compliance with the covenants under our credit facility.

Preferred Stock. During the quarter ended March 31, 2004, holders of our series A convertible preferred converted approximately 79,000 shares of convertible preferred stock at a recorded value of $2.1 million into 2.7 million shares of common stock. As of March 31, 2004, we had 1.7 million shares of series A convertible preferred stock outstanding with a recorded value of $49.7 million.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

Capital Leases. Since our inception, we have financed the purchase of network routing equipment using capital leases. The present value of our capital lease payments totaled $24.5 million as of March 31, 2004. Of this total, $12.0 million is to be paid over the next 12 months.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

Forward-looking Statements

Certain information included in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the following and the other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other documents we file with the Securities and Exchange Commission:

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS, continued

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

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law. Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in other documents we file with the Securities and Exchange Commission.

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of March 31, 2004, and Internap undertakes no duty to update this information. Should events occur subsequent to March 31, 2004 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q, or as a press release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of our previously filed Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of March 31, 2004, all of our cash equivalents mature within three months and our short-term investments generally mature in less than one year.

Investments. We have a $1.1 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.4 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of March 31, 2004, we had notes payable recorded at their present value of $4.4 million bearing a rate of interest, which we believe is commensurate with their associated market risk.

Capital leases. As of March 31, 2004, we had capital leases recorded at $24.5 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of March 31, 2004, we had $15.3 million outstanding under our revolving credit facility with Silicon Valley Bank and $2.9 million outstanding under the term loan portion of that same facility included in notes payable above. The interest rate under the revolving credit facility is variable and was 6% at March 31, 2004. Interest under the term loan portion is fixed at 8%. We believe these interest rates are reasonable approximations of fair value and the market risk in minimal.

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

In the ordinary course of business, we review the effectiveness of controls and procedures that affect financial reporting. In the first quarter of 2004, we determined that our internal accounting and related systems should be upgraded and are in the process of selecting systems and vendors to effect the upgrade. In connection with that process, we have engaged additional outside contractors and expect over the course of 2004 to increase the internal and external resources devoted to complete the necessary work. This determination was made to strengthen controls, improve the timeliness of our financial reporting and enhance the usefulness of the manner in which financial information is reported.

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

(b) Changes in internal controls. Based on the aforementioned evaluation, we have not identified any required change or changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we initiated a review in the first quarter of 2004 of the current size of our financial reporting staff with a view to compliance with the new financial reporting compliance requirements pursuant to Section 404 of the Sarbanes-Oxley Act and the related Exchange Act rules. Based on the evaluation for the period covered by this Report, we are accelerating our review of staffing size and broadening our review to examine, among other factors, providing increased training, redesigning and strengthening certain internal controls and procedures and effecting other general improvements in our internal controls environment.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2002, filed January 9, 2003.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Peters, President and Chief Executive Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert R. Jenks, Vice President and Chief Financial Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 13, 2004, announcing the resignation of Anthony C. Naughtin from the board of directors.

The Company furnished a Form 8-K Current Report on February 9, 2004, announcing its financial results for the quarter and year ended December 31, 2003 and providing guidance for 2004.

The Company filed a Form 8-K on March 2, 2004, relating to its underwritten public offering and the unauthorized access to an Internet-based investor presentation by certain unauthorized persons.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ Robert R. Jenks
Robert R. Jenks Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 14, 2004