Form 10-Q
period 2004-06-30
INTERNAP NETWORK SERVICES CORP
filed 2004-08-09
CIK 1056386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	91-2145721
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, which includes the as-converted common stock held by the holders of the series A preferred stock, as of the latest practicable date: 337,070,162 shares of common stock, $0.001 par value, outstanding as of July 31, 2004, which includes 56,192,668 shares of common stock issuable upon conversion by the holders of the series A preferred stock.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$65,790	$18,885
Restricted cash	76	125
Accounts receivable, net of allowance of $1,574 and $2,429, respectively	16,737	15,587
Inventory	381	492
Prepaid expenses and other assets	3,189	4,245

Total current assets	86,173	39,334

Property and equipment, net of accumulated depreciation of $135,828 and $127,812, respectively	52,737	59,337
Investments	2,090	2,371
Intangible assets, net of accumulated amortization of $17,234 and $16,941, respectively	3,196	3,488
Goodwill	36,306	36,163
Deposits and other assets	1,157	1,758

Total assets	$181,659	$142,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$2,537	$2,790
Revolving credit facility	—	8,392
Accounts payable	9,269	7,556
Accrued liabilities	7,418	8,585
Deferred revenue, current portion	1,956	3,674
Capital lease obligations, current portion	13,783	8,770
Restructuring liability, current portion	1,587	1,965

Total current liabilities	36,550	41,732

Deferred revenue, less current portion	390	316
Notes payable, less current portion	833	2,275
Capital lease obligations, less current portion	8,593	15,537
Restructuring liability, less current portion	3,049	4,441

Total liabilities	49,415	64,301

Commitments and Contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 1,668 and 1,751 shares outstanding, with liquidation preference of $53,383 and $56,032, respectively	49,577	51,841
Common stock, $0.001 par value, 600,000 shares authorized; 280,795 and 228,751 shares issued and outstanding, respectively	281	229
Additional paid in capital	917,748	855,240
Accumulated deficit	(835,659)	(829,460)
Accumulated items of other comprehensive income	297	300

Total stockholders’ equity	132,244	78,150

Total liabilities and stockholders’ equity	$181,659	$142,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$35,999	$34,240	$72,248	$68,417

Costs and expenses:
Direct cost of network, excluding depreciation and amortization	18,400	18,669	36,949	37,337
Customer support	2,113	2,901	4,290	5,653
Product development	1,370	733	2,800	1,678
Sales and marketing	4,966	5,107	9,624	10,733
General and administrative	8,468	4,319	14,991	8,696
Depreciation and amortization	3,700	9,779	8,316	20,362
Amortization of intangible assets	137	1,428	278	2,856
Amortization of deferred stock compensation	—	—	—	390
Restructuring costs	—	198	—	952

Total operating costs and expenses	39,154	43,134	77,248	88,657

Loss from operations	(3,155)	(8,894)	(5,000)	(20,240)

Other expense (income), net:
Interest, net	488	943	1,232	1,694
Other	338	194	(33)	471

Total other expense (income), net	826	1,137	1,199	2,165

Net loss	$(3,981)	$(10,031)	$(6,199)	$(22,405)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.14)

Weighted average shares used in computing basic and diluted net loss per share	276,371	162,058	259,912	161,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,199)	$(22,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,594	23,218
Non-cash interest expense on capital lease obligations	677	641
Provision for doubtful accounts	1,475	812
Loss from equity method investment	278	471
Non-cash compensation expense	—	390
Other	91	—
Changes in operating assets and liabilities:
Accounts receivable	(2,625)	(1,054)
Inventory, prepaid expenses and other assets	1,768	2,125
Accounts payable and accrued liabilities	623	(3,703)
Accrued restructuring charge	(1,770)	(4,642)
Deferred revenues	(1,644)	(2,959)

Net cash provided by (used in) operating activities	1,268	(7,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,216)	(2,176)
Proceeds from investments	—	247
Purchase of investments	—	(27)
Other	44	(35)

Net cash used in investing activities	(2,172)	(1,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving credit facility	(8,392)	(791)
Principal payments on notes payable	(1,695)	(2,695)
Payments on capital lease obligations	(2,400)	(2,663)
Proceeds from exercise of stock options and warrants	4,364	308
Proceeds from issuance of common stock	55,932	—

Net cash provided by (used in) financing activities	47,809	(5,841)

Net increase (decrease) in cash and cash equivalents	46,905	(14,938)
Cash and cash equivalents at beginning of period	18,885	25,219

Cash and cash equivalents at end of period	$65,790	$10,281

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Acquisitions of assets under capital lease obligations	$1,597	$—
Non-cash adjustment to fixed assets and capital lease obligations due to restructuring of capital lease obligations	1,805	—
Conversion of Series A preferred stock into common stock	2,264	1,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2004

(In thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2003	1,751	$51,841	228,751	$229	$855,240	$(829,460)	$300	$78,150
Conversion of series A convertible preferred stock into common stock	(83)	(2,264)	2,801	3	2,261	—	—	—
Issuance of common stock, net of issuance cost	—	—	40,250	40	55,892	—	—	55,932
Exercise of options to purchase common stock	—	—	6,842	7	3,981	—	—	3,988
Exercise of warrants to purchase common stock	—	—	1,179	1	73	—	—	74
Issuance of employee stock purchase plan shares	—	—	972	1	301	—	—	302
Net loss	—	—	—	—	—	(6,199)	—	(6,199)	$(6,199)
Unrealized foreign currency translation gain/(loss)	—	—	—	—	—	—	(3)	(3)	(3)

Comprehensive loss	—	—	—	—	—	—	—	—	$(6,202)

Balance, June 30, 2004	1,668	$49,577	280,795	$281	$917,748	$(835,659)	$297	$132,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2004 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2003 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances, amortization of deferred stock compensation, the allowance for doubtful accounts, network cost accruals and sales, use and other taxes. Actual results could differ from those estimates.

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have not affected our financial position, results of operations, or net cash flows.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2004.

2. Restructuring Charges

As reported in our Annual Report on Form 10-K, the Company announced plans in 2001 and 2002 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and Internet Protocol services market.

The following table displays the 2004 activity and balances for restructuring activity relating to the 2002 and 2001 restructuring charges (in millions):

	December 31, 2003 Restructuring Liability	Cash Reductions	June 30, 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$4.4	$(1.8)	$2.6
Network infrastructure obligations	1.2	—	1.2
Other	1.0	—	1.0

Total	6.6	(1.8)	4.8
Net asset write-downs for 2002 restructuring charge	(0.2)	—	(0.2)

Total	$6.4	$(1.8)	$4.6

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all series A convertible preferred stock, warrants, outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

Basic and diluted net loss per share for the three and six months ended June 30, 2004 and 2003 are calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(3,981)	$(10,031)	$(6,199)	$(22,405)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	276,371	162,058	259,912	161,639

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.14)

Antidilutive securities not included in diluted net loss per share calculation:
Series A convertible preferred stock	56,193	62,328	56,193	62,328
Options to purchase common stock	44,724	29,750	44,724	29,750
Warrants to purchase common stock	15,191	17,326	15,191	17,326

Total anti-dilutive securities	116,108	109,404	116,108	109,404

4. Revolving Credit Facility

The Company has a $20.0 million revolving credit facility under a loan and security agreement with Silicon Valley Bank that expires in October 2004. The Company also has a $5.0 million term loan with Silicon Valley Bank, which reduces availability under the revolving credit facility. Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. As of June 30, 2004, the balance outstanding under the term loan was $2.5 million along with $1.8 million of letters of credit issued, and we had available $15.7 million in borrowing capacity under the credit facility.

5. Stock-Based Compensation Plans

As of June 30, 2004, we had eight stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APBO No. 25 states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of our common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

5. Stock-Based Compensations Plans, continued

Fair Value Disclosures

We calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	June 30, 2004	June 30, 2003
Risk-free interest rate	4.30%	3.77%
Expected life	4 years	4 years
Dividend yield	None	None
Expected volatility	146%	100%

Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(3,981)	$(10,031)	$(6,199)	$(22,405)
Add compensation expense included in net loss	—	—	—	390
Less total stock-based employee compensation expense determined under fair value based method for all awards	(5,824)	(1,122)	(9,272)	(1,392)

Pro forma net loss	$(9,805)	$(11,153)	$(15,471)	$(23,407)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.06)	$(0.02)	$(0.14)

Pro forma	$(0.04)	$(0.07)	$(0.06)	$(0.14)

6. Series A Convertible Preferred Stock and Common Stock

During the six months ended June 30, 2004, series A convertible preferred stockholders converted 83,165 shares of convertible preferred stock at a recorded value of $2.3 million into 2,801,363 shares of common stock. As of June 30, 2004, the Company had 1,668,220 shares of series A convertible preferred stock outstanding with a recorded value of $49.6 million.

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

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Commitments and Other Contingencies

During the quarter ended June 30, 2004, the New York State Department of Taxation and Finance conducted an audit of the Company’s state income tax returns for the years 2000-2002. In July 2004, the Company received an assessment from the state of New York for $1.4 million, including interest and penalties. The assessment relates to an unpaid license fee due upon the Company’s entry into the state for the privilege of doing business in the state. Management has recorded its best estimate of the probable liability resulting from the assessment as of June 30, 2004, reflected in accrued liabilities and general and administrative expense in the accompanying financial statements. Management does not believe that any difference between the accrued liability and final resolution of the assessment will have a material impact on the results of operations, financial position or liquidity of the Company.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high-performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high-performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol (“VoIP”), virtual private networks (“VPN’s”), and supply chain management. We deliver services through our 30 network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of June 30, 2004, we provided our services to 1,800 customers in the United States and abroad, including approximately 70 customers in the Fortune 1000.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 30 network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of June 30, 2004, we operated 30 network access points in 17 major metropolitan market areas.

The following discussion should be read in conjunction with the condensed consolidated financial statements provided under Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully in our most recently filed Annual Report on Form 10-K.

Results of Operations

Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services, and video conferencing services. We also offer T-1 and fractional DS-3 connections at fixed rates. We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage-based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Unbilled amounts related to the prior month are included in accounts receivable and are billed on the first day of the following month. Deferred revenues consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

Direct cost of network is comprised primarily of the costs for connecting to and accessing Internet backbone providers and competitive local exchange providers, costs related to operating and maintaining service points and data centers and costs incurred for providing additional third-party services to our customers. Direct cost of network excludes deprecation and amortization. To the extent a service point is located a distance from the respective Internet backbone providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature.

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

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

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

Depreciation and amortization includes expense for both network equipment and other furniture, equipment, software leasehold improvements and intangible assets other than goodwill.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have recently substantially completed operational restructurings, which have included significant changes in our executive management team, a reduction in headcount from a high of 860 employees to 358 employees at June 30, 2004, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our headquarters from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. As of June 30, 2004, our accumulated deficit was $835.7 million.

Three-month Periods Ended June 30, 2004 and 2003

Revenues. Revenues for the three months ended June 30, 2004 increased by 5% to $36.0 million, up from $34.2 million for the three months ended June 30, 2003. The increase is primarily attributed to increases in colocation service revenue of $1.0 million, along with higher revenues from our channel, technology and preferred colocation partner products of $0.6 million when compared to the second quarter of 2003. Sales related to our Flow Control PlatformTM (FCP) technology acquired in October of 2003 also contributed to the increase in sales. As of June 30, 2004, our customer base totaled 1,800 customers across our 17 metropolitan markets, an increase of 21% from 1,487 customers as of June 30, 2003. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. We expect the composition of future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past, particularly from the sale of our FCP technology.

Direct Cost of Network. Direct cost of network for the three months ended June 30, 2004 decreased 1% to $18.4 million from $18.7 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, our gross margins improved to $17.6 million compared to $15.6 million for the same period in 2003, as a result of our leveraging of fixed colocation and other service point facility costs over an increased customer base and negotiating lower rates. The decrease of $0.3 million in direct cost of network in 2004 primarily reflects reduced local access costs, representing $2.4 million. Off-setting the decrease in local access costs were increases in channel, technology, and preferred collocation partner product cost of $0.7 million along with an increase in colocation service expense of $0.7 million due to the increased usage of these services by our customers. An additional increase of $0.3 million in direct cost of network is attributed to resale of network equipment, resulting from acquisitions completed by us in 2003. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Connectivity costs are expected to decrease during 2004, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2003. Content delivery network and other costs associated with reseller arrangements are generally variable in nature. As revenues increase, we expect these costs to increase during 2004.

Customer Support. Customer support costs for the three months ended June 30, 2004 decreased 27%, to $2.1 million from $2.9 million for the same period in 2003. The decrease was primarily due to a $0.3 decrease in compensation expense, a $0.3 decrease in employee benefit expenses, a $0.1 million decrease in communications expense, and a $0.1 million decrease in facilities expense, which were partially offset by increases in training and outside professional services.

Product Development. Product development costs for the three months ended June 30, 2004 increased 87% to $1.4 million from $0.7 million for the same period in 2003. The increase of $0.7 million primarily reflects increased expenses due to acquisitions completed in the fourth quarter of 2003. We expect these costs to continue at this higher rate as we continue forward development on these acquired products.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Sales and Marketing. Sales and marketing costs for the three months ended June 30, 2004 decreased 3% to $5.0 million from $5.1 million for the same period in 2003 primarily due to a decrease in outside professional services. Sales and marketing expense are anticipated to remain constant for the remainder of 2004.

General and Administrative. General and administrative costs for the three months ended June 30, 2004 increased 96% to $8.5 million from $4.3 million for the same period in 2003. The increase of $4.2 million reflects higher consulting and outside professional services fees and increases in taxes, licenses and fees; employee benefit costs; bad debt expense; and facilities expenses. Consulting and outside professional services principally include information technology systems implementation expenses incurred in the preliminary project stage and compliance costs related to the Sarbanes-Oxley Act of 2002. Taxes, licenses and fees includes our best estimate of the probable liability for an assessment resulting from an audit of our state income tax returns for the years 2000 - 2002 by the New York State Department of Taxation and Finance. The assessment, received in July 2004, relates to an unpaid license fee due upon our entry into the state for the privilege of doing business in the state. Employee benefit and facilities costs have increased primarily from reallocation of certain costs to different departments.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2004 decreased 66% to $3.8 million as compared to $11.2 million for the quarter ended June 30, 2003. The decrease was primarily due to assets becoming fully depreciated and amortized. We expect depreciation and amortization will continue to decrease in 2004, as compared to 2003, as existing assets reach the end of their depreciable lives and we operate our business with lower capital spending in future periods. Our current plans include investing approximately $8 to $10 million in capital assets during 2004.

Other Expense (Income) net. Other expense (income), net consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other expense (income) for the three months ended June 30, 2004 totaled $0.8 million, compared to $1.1 million for the three months ended June 30, 2003. The decrease in other expense was primarily due to a decrease of $0.3 million in interest expense, which was offset by a loss on our investment in Internap Japan Co., Ltd (“Internap Japan”) and the corrections of certain insignificant amounts related to 2003. We expect interest income on the $55.9 million in net proceeds from our issuance of common stock in March 2004 and lower outstanding debt to slightly reduce net other expense in 2004 compared to 2003.

Six Months Ended June 30, 2004 and 2003

Revenues. Revenues increased 6%, from $68.4 million for the six months ended June 30, 2003 to $72.2 million for the six months ended June 30, 2004. The increase of $3.8 million was attributable to increased sales at our existing service points resulting in a customer base of 1,800 at June 30, 2004 up from a customer base of 1,487 at June 30, 2003 and sales of complementary services such as content distribution.

Direct cost of network. Direct cost of network decreased 1% from $37.3 million for the six months ended June 30, 2003 to $36.9 million for the six months ended June 30, 2004. This decrease of $0.4 million was primarily due to decreased costs related to Internet backbone and local exchange providers at each service point.

Customer support. Customer support expenses decreased 24% from $5.7 million for the six months ended June 30, 2003 to $4.3 million for the six months ended June 30, 2004. This decrease of $1.4 million was primarily due to decreased compensation, employee benefits, and facility costs that decreased $0.3 million, $0.6 million, and $0.2 million, respectively.

Product Development. Product development costs increased 67% from $1.7 million for the six months ended June 30, 2003 to $2.8 million for the six months ended June 30, 2004. This increase of $1.1 million was due primarily to increased compensation and other expenses from acquisitions completed in the fourth quarter of 2003.

Sales and Marketing. Sales and marketing costs decreased 10% from $10.7 million for the six months ended June 30, 2003 to $9.6 million for the six months ended June 30, 2004. This decrease of $1.1 million was primarily due to decreases in employee benefits and facility costs, representing $0.5 million and $0.8 million, respectively, which were offset by increases in marketing of $0.1 million and training costs representing $0.1 million.

General and Administrative. General and administrative costs increased 72% from $8.7 million for the six months ended June 30, 2003 to $14.9 million for the six months ended June 30, 2004. This increase of $6.2 million was primarily due to increased consulting and professional services costs, employee benefits, facilities costs, taxes, licenses and fees, and bad debt expense representing $2.2 million, $1.4 million, $0.9 million, $0.7 million and $0.6 million, respectively.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Depreciation and amortization. Depreciation and amortization decreased 63% from $23.2 million for the six months ended June 30, 2003 to $8.6 million for the six months ended June 30, 2004. This $14.6 million decrease was primarily due to assets becoming fully depreciated and amortized.

Other Expense (Income), net. Other expense (income), net decreased from $2.2 million for the six months ended June 30, 2003 to $1.2 million for the six months ended June 30, 2004 due largely to a decrease in net interest expense and the corrections of certain insignificant amounts related to 2003.

Liquidity and Capital Resources

Cash Flow for the Six Months Ended June 30, 2004 and 2003

Net Cash Flows From Operating Activities. Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2004, and was primarily due to a net loss of $6.2 million, adjusted for non-cash items of $11.1 million and changes in working capital of $3.6 million. Working capital changes for the six months ended June 30, 2004 primarily consisted of a reduction in accounts receivable of $2.6 million, a reduction in the restructuring liability of $1.8 million and a decrease in deferred revenue of $1.6 million. These effects were partially offset by a $1.8 million reduction in inventory, prepaid expenses and other assets and $0.6 million increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $7.1 million for the six months ended June 30, 2003, and was primarily due to net loss of $22.4 million, adjusted for non-cash items of $25.5 million and changes in working capital of $10.2 million.

Net Cash Flows From Investing Activities. Net cash used in investing activities was $2.2 million for the six months ended June 30, 2004, which primarily consisted of purchases of property and equipment for our network infrastructure. Our current plans include investing approximately $8 to $10 million in capital assets during 2004.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2003, and was also primarily from purchases of property and equipment. The purchases of property and equipment primarily represent equipment to be used within our network infrastructure for consolidation of service points.

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash provided by financing activities for the six months ended June 30, 2004 was $47.8 million. On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expenses. We also received $4.4 million from the exercise of stock options and warrants. Cash used in financing activities included $8.4 million to repay the outstanding balance on our revolving credit facility and $4.1 million toward reducing our notes payable and capital lease obligations. As a result of these payments, as of June 30, 2004 we held $3.4 million in notes payable, with $2.5 million due within the next 12 months.

Net cash used in financing activities for the six months ended June 30, 2003 was $5.8 million and related primarily to the payments on notes payable, revolving credit facility and capital leases, totaling $6.2 million, offset by employee stock purchases and exercise of options, totaling $0.3 million.

Liquidity. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $4.0 million and $10.0 million for the quarters ended June 30, 2004 and 2003, respectively. As of June 30, 2004, our accumulated deficit was $835.7 million. We expect to incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations in May 1996. We expect to meet our cash requirements in 2004 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our recently completed public offering in March of 2004. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility and the terms of our series A preferred stock limit our ability to incur additional indebtedness. Our credit facility with Silicon Valley Bank of $20.0 million expires on October 22, 2004 and we are currently negotiating its renewal. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business plan for the foreseeable future.

Commitments, Contingencies and Other Obligations. We have commitments, contingencies and other obligations that are contractual in nature and will represent a use of cash in the future. Network commitments primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license colocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

As the result of a recent audit of our state income tax return by the New York State Department of Taxation and Finance for the years 2000-2002, we have been assessed $1.4 million, including interest and penalties. The assessment, received in July 2004, relates to an unpaid license fee due upon our entry into the state for the privilege of doing business in the state. We have recorded out best estimate of the probable liability resulting from the assessment as of June 30, 2004. We do not believe that any difference between the accrued liability and final resolution of the assessment will have a material impact on the results of operations, financial position or liquidity of the Company.

Credit Facility. As of June 30, 2004, under our $20.0 million credit facility with Silicon Valley Bank, we had no borrowings outstanding under our revolving credit facility, $2.5 million outstanding under the term loan and $1.8 million of letters of credit issued. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. As of June 30, 2004, we had $15.7 million in borrowing capacity under the credit facility. This credit facility expires on October 22, 2004. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms or at all.

The credit facility contains certain covenants, including covenants that require us to maintain a minimum tangible net worth and that restrict our ability to incur further indebtedness. As of June 30, 2004, we were in compliance with the covenants.

Capital Leases. Since our inception, we have financed the purchase of substantial network routing equipment using capital leases. The present value of our capital lease payments totaled $22.4 million as of June 30, 2004. Of this total, $13.8 million is to be paid over the next 12 months.

Preferred Stock. During the six months ended June 30, 2004, holders of our series A convertible preferred stock converted 83,165 shares of convertible preferred stock at a recorded value of $2.3 million into approximately 2.8 million shares of common stock. As of June 30, 2004, we had 1.7 million shares of series A convertible preferred stock outstanding, convertible into 56.2 million shares of our common stock, with a recorded value of $49.6 million.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the following and the other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other documents we file with the Securities and Exchange Commission:

•	our ability to achieve profitability;

•	our ability to secure adequate funding;

•	the incurrence of additional restructuring charges;

•	the success of our recent operational restructurings;

•	our ability to compete against existing and future competitors;

•	pricing pressures;

•	our ability to deploy new access points in a cost-efficient manner;

•	our ability to successfully complete future acquisitions;

•	risks associated with international operations;

•	the availability of services from Internet network service providers;

•	failure of suppliers to deliver their products and services as agreed;

•	failures in our network operations centers, network access points or computer systems;

•	fluctuations in our operating results;

•	our ability to operate in light of restrictions in our existing credit facility, the terms of our master lease agreement with our principal supplier and the terms of our series A preferred stock;

•	our ability to attract and retain qualified personnel;

•	our ability to protect our intellectual property;

•	the outcome of our securities litigation;

•	litigation due to infringement of third party intellectual property rights;

•	litigation due to unauthorized disclosure of road show materials;

•	evolution of the high performance Internet connectivity and services industry;

•	our ability to respond to technological change;

•	our ability to protect ourselves and our customers from security breaches;

•	effects of terrorist activity;

•	government regulation of the Internet;

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

•	risks associated with weaknesses in our internal controls, if any, identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 and related increases in expenses;

•	the dilutive effects of our stock price due to our convertible series A preferred stock and warrants;

•	the senior payment rights of our series A preferred stock;

•	the control rights of the holders of our series A preferred stock;

•	future sales of stock; and

•	volatility of our stock price.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of June 30, 2004, and Internap undertakes no duty to update this information. Should events occur subsequent to June 30, 2004 that make it necessary to update the forward-looking information contained in this Quarterly Report on Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a subsequent Quarterly Report on Form 10-Q, or as a press release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of our previously filed Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of June 30, 2004, all of our cash equivalents mature within three months and our short-term investments generally mature in less than one year.

Investments. We have a $1.1 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore, we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.6 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of June 30, 2004, we had notes payable recorded at their present value of $3.4 million bearing a fixed rate of interest, which we believe is commensurate with their associated market risk.

Capital leases. As of June 30, 2004, we had capital leases recorded at $22.4 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of June 30, 2004, we had nothing outstanding under our revolving credit facility with Silicon Valley Bank and $2.5 million outstanding under the term loan portion of that same facility included in notes payable above. The interest rate under the revolving credit facility is variable and was 5% at June 30, 2004. Interest under the term loan portion is fixed at 8%. We believe these interest rates are reasonable approximations of fair value and the market risk in minimal.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of June 30, 2004, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have an investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to such entity are necessarily more limited.

In the ordinary course of business, we review the effectiveness of controls and procedures that affect financial reporting. In the first quarter of 2004, we determined that our internal accounting and related systems should be upgraded and in the second quarter of 2004, we selected systems and vendors to affect the upgrade. In connection with that process, we have engaged additional outside contractors and expect over the remainder of 2004 to increase the internal and external resources devoted to complete the necessary work. This determination was made to strengthen controls, improve the timeliness of our financial reporting and enhance the usefulness of the manner in which financial information is reported.

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

(b) Changes in internal controls. Based on the aforementioned evaluation, we have not identified any required change or changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as previously disclosed, we have taken a number of actions to strengthen our internal controls, including increasing the size and technical expertise of our financial reporting staff, providing increased training, redesigning and strengthening certain internal controls and procedures and effecting other general improvements in our internal controls environment. We anticipate continuing to take the actions identified above and additional actions as required over the remainder of 2004 with a view to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdown can occur due to simple error or mistake. In particular, many of our current processes rely upon manual inputs and reviews to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. Further, the current state of our computer controls and systems, many of which are expected to be replaced, improved or upgraded over the course of the next several quarters, may not prevent the occurrence of erroneous reporting of financial data.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 annual meeting of stockholders was held on May 27, 2004. The following are the results on the proposals submitted to stockholders at the annual meeting.

Proposal No. 1: Election of One Class I Director to serve until the 2006 Annual Meeting of Stockholders and Three Class II Directors to serve until the 2007 Annual Meeting of Stockholders. The following individuals were elected as directors:

Name	For	Withheld

Charles B. Coe (Class I Director)	255,527,578	2,551,346
James P. DeBlasio (Class II Director)	256,677,023	1,401,901
Fredric W. Harman (Class II Director)	255,508,047	2,570,877
Kevin L. Ober (Class II Director)	256,649,842	1,429,082

Proposal 2: The proposal to adopt the 2004 Employee Stock Purchase Plan was approved.

For:	90,287,088
Against:	7,710,402
Abstaining:	3,161,351
Broker Non-Vote:	156,559,879

Proposal 3: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the current fiscal year was approved.

For:	256,848,012
Against:	1,004,943
Abstaining:	315,698

The foregoing matters are more fully described in our definitive proxy statement dated April 29, 2004, available at the SEC’s website at www.sec.gov.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2002, filed January 9, 2003).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

10.1	2004 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s definitive proxy statement on Schedule 14A for the Registrant’s 2004 annual meeting).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Peters, President and Chief Executive Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David A. Buckel, Vice President and Chief Financial Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on April 29, 2004, announcing its financial results for the quarter ended March 31, 2004.

The Company filed a Current Report on Form 8-K on May 27, 2004, announcing that Robert R. Jenks, its Chief Financial Officer, would be retiring as the Company’s CFO and would be succeeded by David A. Buckel, currently head of financial operations.

The Company furnished a Current Report on Form 8-K on August 5, 2004, announcing its financial results for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 9, 2004