Form 10-Q
period 2004-09-30
INTERNAP NETWORK SERVICES CORP
filed 2004-11-09
CIK 1056386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 337,386,493 shares of common stock, $0.001 par value, outstanding as of October 31, 2004.

INTERNAP NETWORK SERVICES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$57,088	$18,885
Restricted cash	76	125
Accounts receivable, net of allowance of $1,775 and $2,429, respectively	17,164	15,587
Inventory	430	492
Prepaid expenses and other assets	2,176	4,245

Total current assets	76,934	39,334
Property and equipment, net of accumulated depreciation of $138,177 and $127,812, respectively	56,744	59,337
Investments	2,005	2,371
Intangible assets, net of accumulated amortization of $17,378 and $16,941, respectively	3,069	3,488
Goodwill	36,290	36,163
Deposits and other assets	933	1,758

Total assets	$175,975	$142,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$20,241	$2,790
Revolving credit facility	—	8,392
Accounts payable	9,687	7,556
Accrued liabilities	7,079	8,585
Deferred revenue, current portion	1,769	3,674
Capital lease obligations, current portion	1,096	8,770
Restructuring liability, current portion	3,344	1,965

Total current liabilities	43,216	41,732
Notes payable, less current portion	—	2,275
Deferred revenue, less current portion	408	316
Capital lease obligations, less current portion	3,372	15,537
Restructuring liability, less current portion	5,770	4,441

Total liabilities	52,766	64,301

Commitments and Contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated; 1,751 shares outstanding with liquidation preference of $56,032 at December 31, 2003	—	51,841
Common stock, $0.001 par value, 600,000 shares authorized; 337,338 and 228,751 shares issued and outstanding, respectively	337	229
Additional paid in capital	967,430	855,240
Accumulated deficit	(844,842)	(829,460)
Accumulated items of other comprehensive income	284	300

Total stockholders’ equity	123,209	78,150

Total liabilities and stockholders’ equity	$175,975	$142,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$35,151	$34,379	$107,399	$102,796

Costs and expenses:
Direct cost of network, exclusive of depreciation and amortization shown below	18,413	19,795	55,360	57,132
Customer support	2,162	2,504	6,448	7,931
Product development	1,324	836	4,123	2,759
Sales and marketing	5,317	4,513	14,976	14,966
General and administrative	7,352	5,354	22,311	14,311
Depreciation and amortization	3,646	7,931	11,950	28,293
Amortization of intangible assets	144	362	437	3,218
Amortization of deferred stock compensation	—	—	—	390
Restructuring costs	5,692	132	5,692	1,084
Loss (gain) on sale and retirement of property and equipment	87	(53)	176	(53)

Total operating costs and expenses	44,137	41,374	121,473	130,031

Loss from operations	(8,986)	(6,995)	(14,074)	(27,235)

Other (income) expense, net:
Interest income	(195)	(96)	(419)	(207)
Interest expense	449	888	1,905	2,693
Other (income) expense, net	(56)	291	(178)	762

Total other expense	198	1,083	1,308	3,248

Net loss	(9,184)	(8,078)	(15,382)	(30,483)
Less deemed dividend related to beneficial conversion feature	—	(34,576)	—	(34,576)

Net loss attributable to common stockholders	$(9,184)	$(42,654)	$(15,382)	$(65,059)

Basic and diluted net loss per share	$(0.03)	$(0.25)	$(0.06)	$(0.40)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	291,317	169,352	270,457	164,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,382)	$(30,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,387	31,511
Non-cash interest expense on capital lease obligations	904	961
Provision for doubtful accounts	1,986	1,239
Loss from equity method investment	359	762
Non-cash compensation expense	—	390
Loss (Gain) on sale and retirement of property and equipment	176	(53)
Changes in operating assets and liabilities:
Accounts receivable	(3,563)	(1,707)
Inventory, prepaid expenses and other assets	2,939	2,502
Accounts payable and accrued liabilities	(805)	(4,651)
Accrued restructuring charge	2,708	(6,224)
Deferred revenues	(1,813)	(3,382)

Net cash used in operating activities	(104)	(9,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,363)	(3,564)
Reduction of restricted cash	49	2,053
Other	(107)	—

Net cash used in investing activities	(8,421)	(1,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving credit facility	(8,392)	(946)
Principal payments on notes payable	(2,324)	(3,888)
Payments on capital lease obligations	(20,513)	(2,829)
Proceeds from notes payable	17,500	—
Proceeds from exercise of stock options and warrants	4,525	830
Proceeds from issuance of common stock	55,932	9,470

Net cash provided by financing activities	46,728	2,637

Net increase (decrease) in cash and cash equivalents	38,203	(8,009)
Cash and cash equivalents at beginning of period	18,885	25,219

Cash and cash equivalents at end of period	$57,088	$17,210

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Acquisitions of assets under capital lease obligations	$1,597	$—
Non-cash adjustment to fixed assets and capital lease obligations due to restructuring of capital lease obligations	(1,805)	—
Conversion of Series A preferred stock into common stock before reclassification to stockholders’ equity	—	1,202
Conversion of Series A preferred stock into common stock after reclassification to stockholders’ equity	51,841	10,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2003	1,751	$51,841	228,751	$229	$855,240	$(829,460)	$300	$78,150
Conversion of series A convertible preferred stock into common stock	(1,751)	(51,841)	58,994	59	51,782	—	—	—
Issuance of common stock, net of issuance cost	—	—	40,250	40	55,892	—	—	55,932
Exercise of options to purchase common stock	—	—	7,192	7	4,142	—	—	4,149
Exercise of warrants to purchase common stock	—	—	1,179	1	73	—	—	74
Issuance of employee stock purchase plan shares	—	—	972	1	301	—	—	302
Net loss	—	—	—	—	—	(15,382)	—	(15,382)	$(15,382)
Unrealized foreign currency translation gain/(loss)	—	—	—	—	—	—	(16)	(16)	(16)

Comprehensive loss (*)	—	—	—	—	—	—	—	—	$(15,398)

Balance, September 30, 2004	—	$—	337,338	$337	$967,430	$(844,842)	$284	$123,209

(*)	Total comprehensive loss was $9,196 for the three months ended September 30, 2004. For the three and nine months ended September 30, 2003, total comprehensive loss was $8,053 and $30,409, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2004 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2003 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications have not affected our financial position, results of operations, or net cash flows.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2004.

2. Restructuring Charges

As reported in our Annual Report on Form 10-K for the year ended December 31, 2003, the Company announced plans in 2001 and 2002 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and Internet Protocol services market.

During the quarter ended September 30, 2004, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring, and the last of our restructured network infrastructure obligations was terminated. In conjunction with these activities, a comprehensive analysis of the remaining accrued restructuring liability was performed resulting in a net increase of $5.7 million to the restructuring liability. The adjustment is reflected in restructuring costs in the accompanying statement of operations. The net adjustment resulted from an increase of $7.5 million relating to real estate obligations offset by a reduction of $1.8 million pertaining to network infrastructure and other obligations. Initially in 2001, real estate related restructuring charges of $43.0 million were recorded based upon an estimate of sublease rates and an estimated time to sublease the facilities. The original estimates projected vacant or below-cost sublease rentals for up to five years and assumed favorable or break-even terms after five years. The current analysis concluded that the facilities remaining in the restructuring accrual are taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceed the unadjusted liability by $7.5 million over the remaining lease terms, with the last commitment expiring in July 2015. All of these leases arose from the Company’s 2000 acquisition of CO Space. The network infrastructure obligations represented amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated. During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for these obligations from $1.8 million to zero.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table displays the 2004 activity and balances for restructuring activity relating to the 2002 and 2001 restructuring charges (in millions):

	December 31, 2003 Restructuring Liability	Cash Reductions	Adjustments	September 30, 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$4.4	$(2.8)	$7.5	$9.1
Network infrastructure obligations	1.2	(0.2)	(1.0)	—
Other	1.0	—	(1.0)	—

Total	6.6	(3.0)	5.5	9.1
Net asset write-downs from 2002 restructuring charge:	(0.2)	—	0.2	—

Total	$6.4	$(3.0)	$5.7	$9.1

3. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants, outstanding options to purchase common stock, shares subject to repurchase and for 2003, all series A convertible preferred stock, from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

Basic and diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 are calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(9,184)	$(42,654)	$(15,382)	$(65,059)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	291,317	169,352	270,457	164,147

Basic and diluted net loss per share	$(0.03)	$(0.25)	$(0.06)	$(0.40)

Antidilutive securities not included in diluted net loss per share calculation:
Series A convertible preferred stock	—	84,403	—	84,403
Options to purchase common stock	44,568	26,663	44,568	26,663
Warrants to purchase common stock	15,156	17,326	15,156	17,326

Total anti-dilutive securities	59,724	128,392	59,724	128,392

4. Revolving Credit Facility

The Company has a $20.0 million revolving credit facility, a $5.0 million term loan which reduces availability under the revolving credit facility and a new $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 30, 2004, to add the $17.5 million term loan, extend the expiration date of the revolving credit facility from October 22, 2004 to September 29, 2005 and update loan covenants.

The new term loan has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at September 30, 2004 was $17.5 million. The loan was used to purchase assets recorded as capital leases under a master agreement with our primary supplier of networking equipment (Note 5).

Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. As of September 30, 2004, the balance outstanding under the $5.0 million term loan was $2.1 million along with $1.5 million of letters of credit issued, and we had available $16.4 million in borrowing capacity under the revolving credit facility.

As of September 30, 2004, the Company was in violation of a loan covenant requiring minimum Cash EBITDA, as defined, for the quarter ended September 30, 2004. The violation resulted from the restructuring charge (discussed in Note 2 above) that caused the minimum Cash EBITDA for that period to be less than the level required under the credit facility. As a result of the loan covenant violation, we have classified as current all amounts outstanding under the credit facility. Although there is no assurance that a waiver of the financial covenant violation will be obtained, management is currently discussing the matter with Silicon Valley Bank.

In addition, subsequent to filing the Form 10-Q for the quarter ended June 30, 2004, management became aware of information that the Company was not in compliance with certain non-financial reporting covenants for the May 31, 2004 and June 30, 2004 reporting periods. Management promptly responded and corrected the violation within the specified cure period and received a formal waiver in conjunction with the September 30, 2004 amended credit facility with Silicon Valley Bank.

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

5. Capital Leases

On September 30, 2004, management negotiated the buy-out of all remaining lease schedules under a Master Lease Agreement with our primary supplier of network equipment. Under the terms of the buy-out agreement, the Company paid $19.7 million, comprising remaining capital lease obligations as of September 30, 2004, along with end-of-lease asset values and sales tax, resulting in a $2.2 million increase to fixed assets. The $19.7 million buy-out was funded through $2.2 million in cash on hand and the proceeds from the aforementioned $17.5 million term loan from Silicon Valley Bank (Note 4). As of September 30, 2004, the Company’s other remaining capital leases have expiration dates ranging from 2004 through February 2009.

6. Stock-Based Compensation Plans

As of September 30, 2004, we had eight stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB Opinion No. 25 states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of our common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, related to stock options granted to employees. SFAS No. 123 requires disclosure of pro forma net losses based on the estimated fair value of the options granted at the date of the grant.

Fair Value Disclosures

We calculated the estimated fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	September 30, 2004	September 30, 2003
Risk-free interest rate	4.30%	3.92%
Expected life	4 years	4 years
Dividend yield	None	None
Expected volatility	145%	100%

Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(9,184)	$(42,654)	$(15,382)	$(65,059)
Add compensation expense included in net loss	—	—	—	390
Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,133)	(1,193)	(12,401)	2,895

Pro forma net loss	$(12,317)	$(43,847)	$(27,783)	$(61,774)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.25)	$(0.06)	$(0.40)

Pro forma	$(0.04)	$(0.26)	$(0.10)	$(0.38)

INTERNAP NETWORK SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Series A Convertible Preferred Stock and Common Stock

On February 18, 2004, our common stock began trading on the American Stock Exchange, or AMEX, under the symbol “IIP.” We voluntarily delisted our common stock from the Nasdaq SmallCap Market effective February 17, 2004.

On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of approximately $55.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation. An aggregate of 1,668,220 shares of convertible preferred stock with a recorded value of $49.6 million was converted into 56,192,625 shares of common stock during the quarter ended September 30, 2004. Accordingly, as of September 30, 2004, the Company had no shares of series A convertible preferred stock outstanding. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

8. Commitments and Other Contingencies

In July 2004, the Company received an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of the Company’s state income tax returns for the years 2000-2002. The assessment relates to an unpaid license fee due upon the Company’s entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment as of June 30, 2004, reflected in accrued liabilities and general and administrative expense in the accompanying financial statements. Management continues to believe that any difference between the accrued liability and final resolution of the assessment will not have a material impact on the results of operations, financial position or liquidity of the Company.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high-performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high-performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol (“VoIP”), virtual private networks (“VPN’s”), and supply chain management. We deliver services through our 32 network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of September 30, 2004, we provided our services to 1,888 customers in the United States and abroad, including approximately 70 customers in the Fortune 1000.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 32 network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of September 30, 2004, we operated 32 network access points in 17 major metropolitan market areas.

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

Depreciation and amortization includes expense for network equipment, as well as other furniture, equipment, software leasehold improvements and intangible assets other than goodwill.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have recently substantially completed operational restructurings, which have included significant changes in our executive management team, a reduction in headcount from a high of 860 employees to 367 employees at September 30, 2004, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our headquarters from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. As of September 30, 2004, our accumulated deficit was $844.8 million.

Three-month Periods Ended September 30, 2004 and 2003

Revenues. Revenues for the three months ended September 30, 2004 increased by 2% to $35.2 million, up from $34.4 million for the three months ended September 30, 2003. The increase is primarily attributed to increases in colocation service revenue of $1.5 million and Edge Appliances of $0.9 million. Off-setting the increase in colocation service revenue were increases of $0.5 million in sales returns and allowances, along with a decrease of $0.2 million in revenues from IP Services. As of September 30, 2004, our customer base totaled 1,888 customers across our 17 metropolitan markets, an increase of 21% from 1,566 customers as of September 30, 2003. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. We expect the composition of any future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past, particularly from the sale of our Edge Appliance technology.

Direct Cost of Network. Direct cost of network for the three months ended September 30, 2004 decreased 7% to $18.4 million from $19.8 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, our gross margins improved to $16.7 million compared to $14.6 million for the same period in 2003. This increase is a result of our leveraging of fixed colocation and other service point facility costs over an increased customer base and negotiating lower rates with service providers. The decrease of $1.4 million in direct cost of network in 2004 primarily reflects reduced local access and facilities costs, representing $2.1 million and $0.5 million, respectively. Off-setting the decrease in local access and facilities costs were an increase in colocation services expense of $0.6 million due to the increased usage of these services by our customers along with increases in channel, technology, and preferred colocation partner product cost of $0.2 million. An additional increase of $0.2 million in direct cost of network is attributed to resale of network equipment, resulting from acquisitions completed by us in 2003. Connectivity costs vary based upon customer traffic and other demand-based pricing variables and are expected to continue to decrease during 2004, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2003 and 2004. Content delivery network and other costs associated with reseller arrangements are generally variable in nature. As revenues increase, we expect these costs to continue to increase during 2004.

Customer Support. Customer support costs for the three months ended September 30, 2004 decreased 14% to $2.2 million from $2.5 million for the same period in 2003. The decrease was primarily due to decreases in compensation and employee benefit expenses.

Product Development. Product development costs for the three months ended September 30, 2004 increased 58% to $1.3 million from $0.8 million for the same period in 2003. The increase of $0.5 million primarily reflects increased expenses due to acquisitions completed in the fourth quarter of 2003. We expect these costs to continue at this higher rate as we continue development of these acquired products.

Sales and Marketing. Sales and marketing costs for the three months ended September 30, 2004 increased 18% to $5.3 million from $4.5 million for the same period in 2003 primarily due to an increase in additional quota-bearing resources as well as the commensurate expenses associated with the new hires.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

General and Administrative. General and administrative costs for the three months ended September 30, 2004 increased 37% to $7.4 million from $5.4 million for the same period in 2003. The increase of $2.0 million reflects higher consulting and outside professional services fees and increases in compensation and employee benefit costs, communications expense, and bad debt expenses. Consulting and outside professional services principally include compliance costs related to the Sarbanes-Oxley Act of 2002. Employee benefit costs have increased primarily from reallocation of certain costs from different departments.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2004 decreased 54% to $3.8 million as compared to $8.3 million for the quarter ended September 30, 2003. The decrease was primarily due to assets becoming fully depreciated and amortized. We expect depreciation and amortization will continue to decrease in 2004, as compared to 2003, as existing assets reach the end of their depreciable lives and we operate our business with lower capital spending in future periods.

Restructuring Costs. We incurred additional restructuring costs of $5.7 million during the quarter as a result of a comprehensive analysis of the remaining accrued restructuring liability. During the quarter, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring, and the last of our restructured network infrastructure obligations was terminated. The net charge resulted from an increase of $7.5 million relating to real estate obligations offset by a reduction of $1.8 million pertaining to network infrastructure and other obligations.

After reviewing the current analysis, management concluded that the facilities remaining in the restructuring accrual are taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceeded the unadjusted liability by $7.5 million over the remaining lease terms, with the last commitment expiring in July 2015. All of these leases arose from the Company’s 2000 acquisition of CO Space. The network infrastructure obligations represented amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated.

During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.8 million to zero.

Restructuring costs were $0.1 million for the quarter ended September 30, 2003 and included stay bonuses and moving expenses related to the relocation of the corporate headquarters to Atlanta, Georgia.

Other (Income) Expense, net. Other (income) expense, net consists of interest income, interest and financing expense, investment losses and other non-operating expenses. Other (income) expense, net for the three months ended September 30, 2004 totaled $0.2 million, compared to $1.1 million for the three months ended September 30, 2003. The decrease in other (income) expense, net was primarily due to a decrease of $0.4 million in interest expense, which was offset by interest income and a loss on our investment in Internap Japan Co., Ltd (“Internap Japan”). We expect interest income on the $55.9 million in net proceeds from our issuance of common stock in March 2004 and lower outstanding debt to slightly reduce other (income) expense, net in 2004 compared to 2003.

Nine Months Ended September 30, 2004 and 2003

Revenues. Revenues increased 4% from $102.8 million for the nine months ended September 30, 2003, to $107.4 million for the nine months ended September 30, 2004. The increase of $4.6 million was attributable to increased sales at our existing service points resulting in a customer base of 1,888 at September 30, 2004, up from a customer base of 1,566 at September 30, 2003, and sales of complementary services such as colocation, Edge Appliance and content distribution.

Direct cost of network. Direct cost of network decreased 3% from $57.1 million for the nine months ended September 30, 2003 to $55.4 million for the nine months ended September 30, 2004. This decrease of $1.7 million was primarily due to decreased costs related to Internet backbone and local exchange providers at each service point, offset by growth-related increases in colocation, content distribution and Edge Appliance costs.

Customer support. Customer support expenses decreased 19% from $7.9 million for the nine months ended September 30, 2003 to $6.4 million for the nine months ended September 30, 2004. This decrease of $1.5 million was primarily due to lower compensation and benefit costs, facilities and communications costs that decreased $1.0 million, $0.3 million and $0.2 million, respectively. Employee benefit costs decreased primarily from a reallocation of certain costs to general and administrative expense.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Product Development. Product development costs increased 49% from $2.8 million for the nine months ended September 30, 2003 to $4.1 million for the nine months ended September 30, 2004. This increase of $1.3 million was due primarily to increased compensation and other expenses from acquisitions completed in the fourth quarter of 2003.

Sales and Marketing. Sales and marketing costs remained consistent at $15.0 million for the nine months ended September 30, 2004 and 2003. Increases in commissions and compensation were offset by decreases in employee benefits and facilities costs, a portion of which was reallocated to general and administrative expense.

General and Administrative. General and administrative costs increased 56% from $14.3 million for the nine months ended September 30, 2003 to $22.3 million for the nine months ended September 30, 2004. This increase of $8.0 million is primarily due to the following: (1) consulting and professional services costs increased $3.2 million, particularly due to information technology systems implementation expenses incurred in the preliminary project stage and compliance costs related to the Sarbanes-Oxley Act of 2002; (2) employee benefit costs have increased primarily from reallocation of certain costs from other departments; and (3) other increases, including facilities costs, bad debt expense, compensation and taxes, licenses and fees, representing $0.8 million, $0.7 million, $0.4 million and $0.4 million, respectively.

Restructuring Costs. We incurred additional restructuring costs of $5.7 million during the nine months ended September 30, 2004, as a result of a comprehensive analysis of the remaining accrued restructuring liability. During the quarter, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring, and the last of our restructured network infrastructure obligations was terminated. The net charge resulted from an increase of $7.5 million relating to real estate obligations offset by a reduction of $1.8 million pertaining to network infrastructure and other obligations.

After reviewing the current analysis, management concluded that the facilities remaining in the restructuring accrual are taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceed the unadjusted liability by $7.5 million over the remaining lease terms, with the last commitment expiring in July 2015. All of these leases arose from the Company’s 2000 acquisition of CO Space. The network infrastructure obligations represented amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated.

During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.8 million to zero.

Restructuring costs were $1.1 million for the nine months ended September 30, 2003 and included stay bonuses and moving expenses related to the relocation of the corporate headquarters to Atlanta, Georgia.

Depreciation and amortization. Depreciation and amortization decreased 61% from $31.5 million for the nine months ended September 30, 2003 to $12.4 million for the nine months ended September 30, 2004. This $19.1 million decrease was primarily due to assets becoming fully depreciated and amortized.

Other (Income) Expense, net. Other (income) expense, net decreased from $3.2 million for the nine months ended September 30, 2003 to $1.3 million for the nine months ended September 30, 2004 due largely to a decrease in interest expense and the corrections of certain insignificant amounts related to 2003.

Liquidity and Capital Resources

Cash Flow for the Nine Months Ended September 30, 2004 and 2003

Net Cash Flows From Operating Activities. Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2004, and was primarily due to a net loss of $15.4 million, adjusted for depreciation, amortization, and other non-cash items of $15.8 million and changes in working capital of $0.5 million. The primary non-cash item was $12.4 million of depreciation and amortization. Working capital changes for the nine months ended September 30, 2004 primarily consisted of an increase in gross accounts receivable of $3.6 million, an increase in the restructuring liability of $2.7 million net of $3.0 million in cash payments, a reduction in deferred revenue of $1.8 million, and a $0.8 million decrease in accounts payable and accrued liabilities. These effects were partially offset by a $2.9 million decrease in inventory, prepaid expenses and other assets.

Net cash used in operating activities was $9.1 million for the nine months ended September 30, 2003, and was primarily due to a net loss of $30.5 million, adjusted for non-cash items of $34.8 million and changes in working capital of $13.5 million.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Net Cash Flows From Investing Activities. Net cash used in investing activities was $8.4 million for the nine months ended September 30, 2004, which primarily consisted of capital expenditures, particularly in connection with the buy-out of capital leases with our primary supplier of network equipment, further discussed below, and $0.7 million in new system development.

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2003, and was also primarily from purchases of property and equipment. The majority of the purchases of property and equipment were used within our network infrastructure for consolidation of service points.

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash provided by financing activities for the nine months ended September 30, 2004 was $46.7 million. In September 2004, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with our primary supplier of network equipment. Under the terms of the buy-out agreement, the Company paid the supplier $19.7 million, representing remaining capital lease payment obligations, end-of-lease asset values and sales tax. The $19.7 million buy-out was paid with $2.2 million in cash on hand and the proceeds from the new $17.5 million term loan from Silicon Valley Bank.

On March 4, 2004, we sold 40,250,000 shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expenses. In addition, we received $4.5 million from the exercise of stock options and warrants during the nine months ended September 30, 2004. Cash used in financing activities included $22.8 million toward reducing our notes payable and aforementioned capital lease obligations and $8.4 million to repay the outstanding balance on our revolving credit facility. As a result of these activities, we held $20.2 million in notes payable and $4.5 million in capital lease obligations as of September 30, 2004, with $7.8 million scheduled as due within the next 12 months.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $2.6 million from proceeds from the issuance of common stock for $9.5 million and employee stock purchases and exercise of options totaling $0.8 million, offset by payments on notes payable, revolving credit facility and capital leases, totaling $7.7 million.

Liquidity. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $9.2 million and $8.1 million for the quarters ended September 30, 2004 and 2003, respectively. As of September 30, 2004, our accumulated deficit was $844.8 million. We expect to incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have also experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. We expect to meet our cash requirements in 2004 and 2005 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $20.0 million credit facility with Silicon Valley Bank has been extended to September 29, 2005. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business plan for the foreseeable future.

The Company has a $20.0 million revolving credit facility, a $5.0 million term loan which reduces availability under the revolving credit facility and a new $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 30, 2004, to add the $17.5 million term loan, to extend the expiration date of the revolving credit facility from October 22, 2004 to September 29, 2005 and update loan covenants.

The new term loan has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at September 30, 2004 was $17.5 million. The loan was used to purchase outstanding capital leases under a master agreement with our primary supplier of networking equipment.

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments. As of September 30, 2004, the balance outstanding under the $5.0 million term loan was $2.1 million along with $1.5 million of letters of credit issued, and we had available $16.4 million in borrowing capacity under the revolving credit facility.

As of September 30, 2004, the Company was in violation of a loan covenant in its credit facility with Silicon Valley Bank requiring minimum Cash EBITDA, as defined, for the quarter ended September 30, 2004. The violation resulted from the restructuring charge that caused the minimum Cash EBITDA for that period to be less than the level required under the credit facility. As a result of the loan covenant violation, we have classified as current all amounts outstanding under the credit facility. Although there is no assurance that a waiver of the financial covenant violation will be obtained, management is currently discussing the matter with Silicon Valley Bank. Even if a waiver is not received, we believe that we have sufficient cash and other resources to operate our business plan for the foreseeable future.

Commitments, Contingencies and Other Obligations. We have commitments, contingencies and other obligations that are contractual in nature and will represent a use of cash in the future. Network commitments primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license colocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth. We also have operating lease commitments for real estate, of which $9.1 million are included in the restructuring liability.

As the result of a recent audit or our state income tax returns by the New York State Department of Taxation and Finance for the years 2000-2002, we were assessed $1.4 million, including interest and penalties in July 2004. The assessment relates to an unpaid license fee due upon the Company’s entry into the state for the privilege of doing business in the state. We recorded out best estimate of the probable liability resulting from the assessment as of June 30, 2004 and there have been no changes in estimates during the quarter ended September 30, 2004. We do not believe that any difference between the accrued liability and final resolution of the assessment will have a material impact on the results of operations, financial position or liquidity of the Company.

Credit Facility. As of September 30, 2004, we had $20.2 million outstanding under term loans, $1.5 million of letters of credit issued and no borrowings outstanding under our $20.0 million revolving credit facility. As noted above, the credit facility was amended on September 30, 2004 to extend the expiration of the revolving credit facility from October 22, 2004 to September 29, 2005 and to provide the new $17.5 million term loan to purchase the assets held under capital leases with our primary supplier of network equipment. The new term loan is payable in 48 equal monthly installments of principal through September 1, 2008. Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and investments less outstanding letters of credit and the balance outstanding on our $5.0 million term loan, which was $2.1 million at September 30, 2004. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. As of September 30, 2004, we had $16.4 million in borrowing capacity under the credit facility. There can be no assurance that the credit facility will be subsequently renewed upon the 2005 expiration or that we will be able to obtain credit facilities on commercially favorable terms or at all.

The credit facility contains certain updated covenants, including covenants that require us to maintain minimum Cash EBITDA, as defined, and minimum tangible net worth and also restrictions on our ability to incur further indebtedness. As discussed above, the Company was in violation of the minimum Cash EBITDA covenant for the quarter ended September 30, 2004. The violation resulted from the restructuring charge that caused the minimum Cash EBITDA for that period to be less than the level required under the credit facility. As a result of the loan covenant violation, we have classified as current all amounts outstanding under the credit facility. Although there is no assurance that a waiver of the financial covenant violation will be obtained, management is currently discussing the matter with Silicon Valley Bank.

In addition, subsequent to filing the Form 10-Q for the quarter ended June 30, 2004, management became aware of information that the Company was not in compliance with certain non-financial reporting covenants for the May 31, 2004 and June 30, 2004 reporting periods. Management promptly responded and corrected the violation within the specified cure period and received a formal waiver in conjunction with the September 30, 2004 amended credit facility with Silicon Valley Bank.

Capital Leases. Since our inception, we have financed the purchase of substantial network routing equipment using capital leases. As noted above, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with our primary supplier of network equipment effective September 30, 2004. Under the terms of the buy-out agreement, the Company paid the supplier $19.7 million, representing remaining capital lease payments obligations as of September 30, 2004, end-of-lease asset values and sales tax. The $19.7 million buy-out was financed with $2.2 million in cash and proceeds of the $17.5 million term loan, also noted above.

The present value of our capital lease payments totaled $4.5 million as of September 30, 2004. Of this total, $1.1 million is to be paid over the next 12 months.

Preferred Stock. Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation. An aggregate of 1,668,220 shares of convertible preferred stock with a recorded value of $49.6 million was converted into 56,192,625 shares of common stock. Accordingly, as of September 30, 2004, the Company had no shares of series A convertible preferred stock outstanding.

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

•	our ability to achieve profitability;

•	our ability to secure adequate funding;

•	the incurrence of additional restructuring charges;

•	the success of our recent operational restructurings;

•	our ability to compete against existing and future competitors;

•	pricing pressures;

•	our ability to deploy new access points in a cost-efficient manner;

•	our ability to successfully complete future acquisitions;

•	risks associated with international operations;

•	the availability of services from Internet network service providers;

•	failure of suppliers to deliver their products and services as agreed;

•	failures in our network operations centers, network access points or computer systems;

•	fluctuations in our operating results;

•	our ability to operate in light of restrictions in our existing credit facility;

•	our ability to attract and retain qualified personnel;

•	our ability to protect our intellectual property;

•	the outcome of our securities litigation;

•	litigation due to infringement of third party intellectual property rights;

•	litigation due to unauthorized disclosure of road show materials;

•	evolution of the high performance Internet connectivity and services industry;

•	our ability to respond to technological change;

•	our ability to protect ourselves and our customers from security breaches;

•	effects of terrorist activity;

•	government regulation of the Internet;

•	risks associated with weaknesses in our internal controls, if any, identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 and related increases in expenses;

•	the dilutive effects of our stock price due to warrants;

INTERNAP NETWORK SERVICES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

•	future sales of stock; and

•	volatility of our stock price.

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

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of September 30, 2004, all of our cash equivalents mature within three months and our short-term investments generally mature in less than one year.

Investments. We have a $1.1 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore, we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.6 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. The joint venture investment is also subject to foreign currency exchange rate risk and the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of September 30, 2004, we had notes payable recorded at their present value of $20.2 million bearing fixed rates of interest, which we believe are commensurate with their associated market risk. These notes payable include $17.5 million and $2.1 million outstanding with Silicon Valley bank with interest rates of 7.5% and 8%, respectively. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal.

Capital leases. As of September 30, 2004, we had capital leases recorded at $4.5 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of September 30, 2004, we had no balance outstanding under our revolving credit facility with Silicon Valley Bank. The interest rate under the revolving credit facility is variable and would have been 5% at September 30, 2004.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of September 30, 2004, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

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

In the ordinary course of business, we review the effectiveness of controls and procedures that affect financial reporting. In the first quarter of 2004, we determined that our internal accounting and related systems should be upgraded and in the second quarter of 2004, we selected systems and vendors to affect the upgrade. In connection with that process, we engaged additional outside contractors and expect over the remainder of 2004 to increase the internal and external resources devoted to complete the necessary work. This determination was made to strengthen controls, improve the timeliness of our financial reporting and enhance the usefulness of the manner in which financial information is reported. In the course of a routine internal review during the third quarter of 2004, we discovered a control weakness related to our compensation processes. We promptly took steps to remediate these weaknesses and have instituted appropriate controls.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(c) and 15d-15(e). Based upon the foregoing, our chief executive officer along with our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. Based on the aforementioned evaluation, we have not identified any required change or changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as previously disclosed, we have taken and continue to take a number of actions to strengthen our internal controls, including increasing the size and technical expertise of our financial reporting staff, providing increased training, redesigning and strengthening certain internal controls and procedures and effecting other general improvements in our internal controls environment. We anticipate continuing to take the actions identified above and additional actions as required over the remainder of 2004 with a view to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). While we currently believe that we will be able to complete the necessary work required under Section 404 to complete our assessment of the effectiveness of our internal controls over financial reporting on a timely basis, there can be no assurance that unforeseen events or circumstances will not cause a delay in our ability to complete such work in time for our external auditors to complete their assessment on a timely basis, or that deficiencies will not be identified which may cause us or our external auditors to conclude that our internal controls over financial reporting are not effective.

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdown can occur due to simple error or mistake. In particular, many of our current processes rely upon manual inputs and reviews to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. Further, the current state of our computer controls and systems, many of which are expected to be replaced, improved or upgraded over the course of the next several quarters, may not prevent the occurrence of erroneous reporting of financial data.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2002, filed January 9, 2003).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

10.1	Amendment to Loan Documents dated September 30, 2004 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2004).

10.2	Amended and Restated Schedule to Loan and Security Agreement dated September 30, 2004 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 5, 2004).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Peters, President and Chief Executive Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David A. Buckel, Vice President and Chief Financial Officer of Registrant, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 9, 2004