Form 10-K
period 2004-12-31
INTERNAP NETWORK SERVICES CORP
filed 2005-04-01
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒     No   ☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $ 289.1 million based on a closing price of $1.21 on June 30, 2004 as quoted on the American Stock Exchange.

As of March 18, 2005, 338,205,844 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth in this annual report under “Item 1. Business - Risk Factors,” including, but not limited to:

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

• our ability to operate in light of restrictions in our credit facility, including our ability to maintain ratios set forth in the credit facility;

• our ability to attract and retain qualified personnel;

• our ability to protect our intellectual property;

• the outcome of our securities litigation;

• litigation due to infringement of third-party intellectual property rights;

• evolution of the high performance Internet connectivity and services industry;

• our ability to respond to technological change;

• our ability to protect ourselves and our customers from security breaches;

• effects of terrorist activity;

• government regulation of the Internet;

• risks associated with material weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 and related increases in expense, including our ability to remediate those weaknesses;

• the dilutive effects of our stock price due to outstanding stock options and warrants;

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

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) markets products and services that provide high performance Internet connectivity and Internet Protocol (“IP”) network solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. We were incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. We deliver services through our 34 service points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of December 31, 2004, we provided our services to more than 1,900 customers in the United States and abroad.

In addition to our connectivity solutions, we provide complementary managed Internet services, including data center and colocation services, content distribution and managed security. We provide these managed Internet services through arrangements with third parties such as Akamai Technologies, Inc., Cisco Systems, Inc., Internet Security Systems, Inc. and VeriSign, Inc. In addition, we have marketing agreements with Dimension Data Holdings plc, NEC Corporation and Telefonica U.S.A.

Through our 2003 acquisitions of netVmg, Inc. and Sockeye Networks, Inc., we have extended the reach of our high performance connectivity capabilities from our network access points to the customer’s premises through hardware and software route optimization products we refer to as our Flow Control PlatformTM (“FCP”) solutions. These products enable customers to manage Internet traffic cost, performance and operational decisions directly from their corporate locations. Our Flow Control Platform solution is designed for large businesses that choose either to manage their Internet services with in-house information technology expertise. In addition, we have introduced the Flow Control Xcelerator (“FCX”) solution which utilizes technology that mitigates the impact of distance on IP network protocols and enables accelerated throughput and dramatically improved performance for TCP based traffic over large distances.

As a result of our significant operational restructurings, we have lowered operating expense by reducing headcount, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. In addition, we have recruited several experienced executives to our senior management team.

As a result of a review of the company’s accounting practices with respect to leasing transactions, the company has restated its consolidated financial statements for certain prior periods in order to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” and other related matters. The company has restated its audited financial statements for the fiscal years ended December 31, 2003 and 2002, and its unaudited financial statements for the quarters ended March 31, June 30, and September 30, 2004 and 2003, as well as the quarter ended December 31, 2003. As the correction related solely to accounting treatment, it did not affect the company’s historical or future cash flow or the timing of payments under its relevant leases. The effect of the restatement is reflected throughout this document.

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

The problem of poor application performance over distant network paths

The major protocols often utilized over data networks perform poorly when network latency is large or network paths are subject to packet and data loss. Network latency is a measure of the time it takes data to travel between two network points. In networks, it often depends on physical distance but may also depend on conditions such as congestion. One measure of performance is effective throughput. Throughput is defined as the rate of data transfer, typically expressed in bits per second or megabits per second (Mbps). It can be limited by the size of the network connection, for example, 1.5Mbps for a standard T1 data connection or it can be limited by the protocols reacting to certain network conditions such as latency or packet loss. Typically throughput is inversely proportional to network latency. Network latency is a significant factor when communicating over vast distances such as the global network paths between two continents. The more distant the communicating parties are from each other, the higher the network latency will be resulting in lower effective throughput. This throughput may be lower than the available network capacity and often results in poor utilization of purchased network capacity. Additionally, many network protocols react to packet loss by requesting a retransmission of the missing data. This retransmission is often interpreted as intermediate network congestion by the protocol which then responds with more conservative network usage and a further reduction of effective throughput. As a result, business applications that must communicate over the vast distances common in the global economy are subject to these limitations which result in poor application performance and poor utilization of network assets. Network conditions vary significantly in many parts of the developing world and may also result in poor application performance. Yet the global economy is forcing many businesses to operate in these parts of the developing world where distances are vast and network conditions are poor.

The growing importance of the Internet for business-critical Internet-based applications

Once primarily used for e-mail and basic information retrieval, the Internet is now being used as a communications platform for an increasing number of business-critical Internet-based applications, such as those relating to electronic commerce, voice over Internet Protocol (“VoIP”), supply chain management, customer relationship management, project coordination, streaming media, and video conferencing and collaboration.

Businesses are unable to benefit from the full potential of the Internet primarily because peering and routing practices, current routing protocols and technologies and the Internet’s architecture were not designed to optimally support today’s large and rapidly growing volume of traffic. The emergence of technologies and applications that rely on network quality and require consistent, high speed data transfer, such as voice over Internet Protocol, multimedia document distribution and streaming, and audio and video conferencing and collaboration, are hindered by inconsistent performance. We believe that the market for Internet services will be driven by providers that, through superior performance Internet routing services, provide a consistently high quality of service that enables businesses to successfully and cost effectively execute their business-critical Internet-based applications over the public network infrastructure.

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

• High Performance Connectivity. Our proprietary route optimization technology allows us to monitor these major Internet networks and route our customers’ traffic over the best performing Internet path. For customers who use our network access points, our domestic service level agreements guarantee better performance levels than conventional connectivity providers, including less than 45 millisecond latency, a measure of transmission time, less than 0.3 percent packet loss, a measure of data loss, and less than 0.5 milliseconds of network jitter, a measure of latency variation. For customers who choose to manage their Internet services in-house, we offer our Flow Control Platform solution, which enables customers to manage Internet traffic costs, performance and operational decisions directly from their corporate locations.

• Application Acceleration. In cooperation with third-parties, we offer our Flow Control Xcelerator solution which accelerates data intensive applications and improves application performance over vast network distances by enhancing standard IP networks with sophisticated flow control at the TCP level. This results in greater application throughput and more efficient utilization of customer network assets both private and public. The Flow Control Xcelerator, along with the Flow Control Platform are our initial WAN Optimization hardware offerings.

• Managed Internet-based Application Services. As a complement to our high performance connectivity solutions, we offer, through arrangements with third parties, managed Internet services such as content distribution data center and colocation services to support our customers’ business-critical Internet applications.

• Professional Services Group. We have introduced a Professional Services Group that will enable us to leverage the expertise and experience we have developed to deliver objective and effective IP network design, deployment, and management advice and services to support and improve customer IP network needs.

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

We believe that customers requiring high performance Internet connectivity will also demand additional managed Internet services to support their business-critical applications. According to Adventis, the carrier-managed Internet Protocol virtual private networking services market is estimated to increase from approximately $3.8 billion in 2003 to approximately $9.5 billion by 2007. Adventis also estimates that the market for other services such as storage, managed data center services, content delivery network and voice over Internet Protocol will reach $18.9 billion in 2007.

Our Strategy

Our strategy is to extend and enhance our managed Internet connectivity solutions. We believe that by providing high performance Internet connectivity services with complementary managed Internet services, we offer a unique solution that addresses the needs of our customers’ business-critical applications.

Key components of our strategy are to:

• Provide high performance, managed Internet connectivity services. We will seek to further develop our network access point infrastructure, our proprietary intelligent route control technologies as well as our network operations centers, to enhance the level of service we provide to our customers. We believe that further enhancements to our proprietary technologies are integral to our ability to continue to penetrate new markets and to provide new value-added, application specific services to our customers. We intend to further develop our services and may selectively acquire complementary technologies to further expand our existing products and services.

• Provide premise-based Internet Protocol (“IP”) networking solutions. We will seek to further develop our premises-based Flow Control Platform solution and Flow Control Xcelerator solutions, and continue to offer additional technology solutions for both public and private IP networks.

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

• Increase sales of our managed Internet services to large business customers. We will seek to increase our penetration of large business customers by expanding and enhancing the services we offer and through marketing arrangements with third parties.

Our Services

We offer the following services directly and through our partners:

• Managed Intelligent Routing (Internet Protocol Connectivity): We provide route-optimized Internet connectivity enabling fast, reliable data transfers. Our service level agreements guarantee 100 percent network availability in the United States, excluding local connections, less than 45 millisecond latency, less than 0.3 percent packet loss and less than 0.5 milliseconds of network jitter, a measure of latency variation. Credits are given for loss of availability, outage or packet loss. Our high performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kilobytes per second) to OC-12 (622 megabytes per second) with Ethernet Connectivity from 10 megabytes per second to 1,000 megabytes per second (Gigabit Ethernet). We charge monthly fees for these services based on both fixed and usage based contracts.

• Flow Control Platform Solution: Our Flow Control Platform solution is a customer premises-based hardware and software solution that enables customers to manage Internet traffic cost, performance and operational decisions directly from their corporate locations. In addition to the price of the product, we charge annual maintenance fees and provide managed services for this product on an outsourcing basis for a fee.

• Flow Control Xcelerator: Our Flow Control Xcelerator solution is a customer premises-based hardware and software solution that enables customers to improve application performance over distant and poorly performing network paths and is offered under an original equipment manufacturer (“OEM”) relationship.

• Data Center Services: We operate a number of data centers, both owned and through alliances, where customers can host their applications directly on our network to eliminate issues associated with the quality of the local connections. We charge monthly collocation fees based on the amount of square footage, utilized power capacity and technical assistance required.

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

• Content Distribution Services: We offer Web caching and content streaming services as a reseller for Akamai Technologies, Inc. We charge monthly fixed and usage-based fees for these services.

• Virtual Private Networks / Remote Access: We offer Virtual Private Networks (“VPN”) and remote access services that allow customers to securely access their company networks from remote or distant locations. VPNs offer the ability to secure site-to-site communications. Internap offers these services through relationships with Blue Ridge Networks and Fiberlink. We charge monthly fees for the implementation and management of these services.

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

Network Access Points

We provide our services through our 34 network access points, which feature multiple direct high speed connections to major Internet network service providers, including AT&T, Savvis, Level 3 Communications, Global Crossing Telecommunications, Sprint Internet Services, MCI, and Verio, an NTT Communications company, as well as Internet Initiative Japan, Inc. and KDDI Corp. in Asia. Our 34 network access points are located in the following 18 metropolitan market areas as of December 31, 2004:

Market	Number of Network Access Points in Market
Atlanta	1
Boston	2
Chicago	2
Dallas	2
Denver	1
Houston	1
Los Angeles	3
Miami	1
New York	4
Philadelphia	2
Phoenix	1
San Diego and Orange County, California	2
San Francisco	2
San Jose	3
Seattle	2
Washington, DC	3
London, England	1
Tokyo, Japan(1)	1
Total network access points	34
_______________
(1) Through our joint venture with NTT-ME Corp. of Japan

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration and increase brand name recognition by directly and indirectly targeting business customers that use the Internet for business-critical operations. While we will continue to employ a direct sales approach, we also believe that our market reach and depth can be considerably strengthened by establishing long-term relationships with Internet Protocol infrastructure providers, traditional carriers of services to business customers and companies offering specialized Internet Protocol services.

Direct Sales. We have assembled a sales team who has extensive relevant sales experience with a broad range of telecommunications and technology companies. As of December 31, 2004, we had 119 employees engaged in direct sales and customer acquisition and 21 employees engaged in marketing and sales support functions located in our targeted markets. When deploying a new network access point, we form a dedicated team of highly trained technical sales representatives and engineers focused exclusively on the market in which that network access point is located. We believe this localized approach allows us to respond to regional competitive characteristics, educate customers, and identify and close business opportunities better than a centralized sales force.

Strategic Sales. We complement our direct sales resources by providing our services through a number of Internet sales channels, including the following:

• Specialized Internet Protocol services providers: We have entered into marketing arrangements with VeriSign, Inc., Akamai Technologies, Inc., and Fiberlink Networks, among others, pursuant to which we add the specific services offered by those companies with our capabilities to provide a comprehensive solution to the Internet Protocol services requirements of our customers.

• Internet Protocol infrastructure providers: We have marketing agreements with Dimension Data Holdings plc and NEC Corporation. In addition, we work closely with Cisco Systems on a number of sales and marketing initiatives.

• Traditional Carriers: We maintain marketing agreements with AT&T and Telefonica USA, and are exploring relationships with other leading carriers. In addition, our joint venture with NTT-ME, an affiliate of the incumbent Japanese telecommunications company, provides Internap-branded services to Japanese business customers.

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

Customers

We provide services to customers in multiple vertical industry segments, including: financial services, media and communications, travel, e-commerce and retail and technology. In addition, we have a number of government contracts. As of December 31, 2004, we had more than 1,900 customers.

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

• providers of specific applications or solutions, such as content distribution, security or storage such as Speedera Networks, Inc., Mirror Image® Internet, Inc., VitalStream, Inc., Symantec Corporation, ManagedStorage International, Network Appliance, Inc. and Virtela Communications, Inc.; and

• software-based, Internet infrastructure companies focused on Internet Protocol route control and WAN optimization products such as F5 Networks and Radware.

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

Intelligent routing Flow Control Platform. Our Flow Control Platform solution is a customer premises-based hardware and software route optimization platform delivered in five configurations that enable businesses from small-sized businesses to very large enterprises and service providers to achieve connectivity cost reductions and high performance routing optimization. Benefits of the Flow Control Platform solution include predictable performance, the ability to evaluate cost, performance and operational trade-offs, and usage and cost metrics to optimize cost and load balance traffic. Our Flow Control Platform solution is designed for businesses that choose to manage their Internet services with in-house information technology expertise.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other protective measures to protect our proprietary technology, intellectual property, and other proprietary information. INTERNAP and P-NAP are trademarks of Internap, which are registered in the United States, neither of which expire prior to September 2008. Internap has seven additional trademarks registered in the United States with three pending trademarks in the United States, and three trademarks registered internationally in various countries, none of which expire prior to November 2006. We have a patent portfolio comprised of a United States patent and U.S. patent applications, five international patents and international patent applications filed in various countries under the Patent Cooperation Treaty, none of which expire prior to 2017. Our patents and patent applications largely relate to our network access point and premise-based route control technologies, including our route and network management platforms, and other technical aspects of our services. We may file additional trademark and patent applications in the future to seek protection for our brand names and innovations.

Employees

As of December 31, 2004, we had approximately 370 full-time employees. None of our employees is represented by a labor union, and we have not experienced any work stoppages to date. We consider our employee relations to be good.

Facilities

Our corporate office is located at 250 Williams Street, Atlanta, Georgia 30303. We directly operate seven facilities, including six network access points, under long-term lease arrangements. In addition, we have network access points under occupancy agreements with the applicable landlord or lessor at 22 locations. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Available Information

A copy of this annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available free of charge on our website, www.internap.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission (“SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website and that information should not be considered part of this document.

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

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $18.1 million, $34.6 million, and $75.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, our accumulated deficit was $855.1 million. We expect to incur additional operating losses through late 2005, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our operations have historically been cash flow negative, and we have depended on equity and debt financings to meet our cash requirements, which may not be available to us in the future on favorable terms.

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in each quarterly and annual period since we began our operations in May 1996. We expect to meet our cash requirements in 2005 through a combination of existing cash, cash equivalents and investments in marketable securities, borrowings under our credit facilities, and the proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our credit facility limit our ability to incur additional indebtedness.

We have identified material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results, the trading price of our stock and our access to capital.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with our evaluation of internal control over financial reporting, we identified two material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses in our first quarter 2005 or next year’s annual assessment. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We have remediated one of the material weaknesses identified in this report related to lease accounting during the first quarter of 2005. We have not yet fully remediated the other material weakness related to authorization of purchase orders, the receipt of goods, the accounting for fixed assets, the approval and authorization for vendor payments or the access to related financial applications and data to appropriate users. As a result, we may be required to report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

The terms of our existing credit facility impose restrictions upon us.

The terms of our existing credit facility impose operating and financial restrictions on us and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions.

The failure to comply with any of these covenants would cause a default under the credit facility. The financial covenants include the maintenance of a minimum quick ratio not less than 1.50 to 1 and minimum cash EBITDA, as defined in the credit facility, through certain pre-determined periods. Any defaults, if not waived, could result in the lender ceasing to make loans or extending credit to us, accelerate or declare all or any obligations immediately due, or take possession of or liquidate collateral. If any of these occur, we may not be able to effectively manage our operations, repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition.

As of December 31, 2004, the Company was in violation of a loan covenant in its credit facility requiring minimum Cash EBITDA, as defined, and subsequently received a formal waiver from the bank. The violation was primarily the result of (1) higher than anticipated capital expenditures in the quarter ended December 31, 2004 relating to facility and data center expansion and (2) to a lesser extent, the subsequent impact of the restatement on the minimum Cash EBITDA calculation. As of December 31, 2004, there were $18.1 million of borrowings outstanding under the credit facility.

The Company was also in violation of a loan covenant requiring minimum Cash EBITDA, as defined, for the quarter ended September 30, 2004, and subsequently received a formal waiver from the bank. The violation resulted from the restructuring charge that caused the minimum Cash EBITDA for that period to be less than the level required under the credit facility.

In addition, subsequent to filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, management became aware of information that the Company was not in compliance with certain non-financial reporting covenants for the May 31, 2004 and June 30, 2004 reporting periods. Management promptly responded and corrected the violation within the specified cure period and received a formal waiver in conjunction with the September 30, 2004 amended credit facility with Silicon Valley Bank.

As a result of the overcapacity created in the Internet connectivity and Internet Protocol services market, we have recorded significant restructuring charges and goodwill impairment.

As a result of the overcapacity created in the Internet connectivity and Internet Protocol services market during the past several years, we have undertaken significant operational restructurings and have taken restructuring charges and recorded total restructuring costs (benefit) of, $3.6 million, $1.1 million, and $(2.9) million for the years ended December 31, 2004, 2003 and 2002, respectively. If the Internet connectivity and Internet Protocol services market continues to experience overcapacity and uncertainty or declines in the future, we may incur additional restructuring charges or adjustments in the future. Such additional restructuring charges or adjustments could adversely affect our business, net profit and stockholders’ equity.

Our restructurings of operations and other cost reducing measures may not achieve the results we intended and may adversely affect our operations in future periods.

We have incurred significant operational restructurings in recent years, which included reducing headcount, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our corporate office from Seattle, Washington to Atlanta, Georgia. In addition, the majority of our senior management team has joined our company within the past three years. We undertook these measures to reduce expense and establish a business plan that is appropriate for our expected revenue levels.

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

If the actions taken in our restructurings do not sufficiently decrease our expense, we may implement further streamlining of our operations or undertake additional restructurings of our business, which could divert management’s attention and strain operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve profitability.

We may not be able to compete successfully against current and future competitors.

The Internet connectivity and Internet Protocol services market is highly competitive, as evidenced by recent declines in Internet connectivity services. We expect competition from existing competitors to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors currently include regional Bell operating companies that offer Internet access, global, national and regional Internet service providers, and other Internet infrastructure providers and manufacturers. In addition, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our products and services.

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

Pricing for Internet connectivity services has declined significantly in recent years and may decline in the future. An economic downturn could further contribute to this effect. We currently charge, and expect to continue to charge, higher prices for our high performance Internet connectivity services than prices charged by our competitors for their connectivity services. By bundling their services and reducing the overall cost of their solutions, certain of our competitors may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition and other related competitive pressures could erode our revenue and significant price deflation could affect our results of operations if we are unable to control our costs. Because we rely on Internet network service providers to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even with an increased number of customers.

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

If we are unable to deploy new network access points or do not adequately control expense associated with the deployment of new network access points, our results of operations could be adversely affected.

As part of our strategy, we intend to continue to expand our network access points, particularly in new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive network access point sites, negotiating leases for centers on competitive terms, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new network access point. We cannot assure you that we will be able to open and operate new network access points on a timely or profitable basis. Deployment of new network access points will increase operating expense, including expense associated with hiring, training, retaining and managing new employees, provisioning capacity from Internet network service providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. If we are unable to control our costs as we expand in geographically dispersed locations, our results of operations could be adversely affected.

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

• insufficient revenue to offset significant unforeseen costs and increased expense associated with the acquisitions;

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

• incurrence and/or assumption of significant debt, contingent liabilities and amortization expense; and

• loss of key employees of the acquired companies.

Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

Because we have limited experience operating internationally, our international operations may not be successful.

We have limited experience operating internationally. We currently have a network access point in London, England, participate in a joint venture with NTT-ME Corporation that operates a network access point in Tokyo, Japan and maintain a marketing agreement with Telefonica USA, which provides us with further access in Europe and access to the Latin American market. As part of our strategy to expand our geographic markets, we may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

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

• challenges in reducing operating expense or other costs required by local laws;

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

In delivering our services, we rely on a number of Internet networks, all of which are built and operated by others. In order to be able to provide high performance connectivity services to our customers through our network access points, we purchase connections from several Internet network service providers. We cannot assure you that these Internet network service providers will continue to provide service to us on a cost-effective basis or on otherwise competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Consolidation among Internet network service providers limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other Internet network service providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and adversely affect our business, results of operations and financial condition.

We depend on third-party suppliers for key elements of our network infrastructure and failure of these suppliers to deliver their products and services as agreed could impair our ability to provide our services on a competitive and timely basis.

Any failure to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our services on a competitive and timely basis. We depend on other companies to supply various key elements of our infrastructure including the network access loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers’ networks. We currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

A failure in the redundancies in our network operations centers, network access points or computer systems would cause a significant disruption in our Internet connectivity services, and we may experience significant disruptions in our ability to service our customers.

Our business depends on the efficient and uninterrupted operation of our network operations centers, our network access points and our computer and communications hardware systems and infrastructure. Interruptions could result from natural or human caused disasters, power loss, telecommunications failure and similar events. If we experience a problem at our network operations centers, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we provide continuous Internet availability under our service level agreements, we may be required to issue a significant amount of customer credits as a result of such interruptions in service. These credits could negatively affect our results of operations. In addition, interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require additional capital expenditures.

A significant number of our network access points are located in facilities owned and operated by third parties. In many of those arrangements, we do not have property rights similar to those customarily possessed by a lessee or subtenant, but instead have lesser rights of occupancy. In certain situations, the financial condition of those parties providing occupancy to us could have an adverse impact on the continued occupancy arrangement or the level of service delivered to us under such arrangements.

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

• integration of people, operations, products and technologies of acquired businesses; and

• general economic conditions.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional network access points and the terms of our network connectivity purchase agreements. These and other factors discussed in this annual report on Form 10-K could have a material adverse effect on our business, results of operations and financial condition. In addition, a relatively large portion of our expense is fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. Because our results of operations have fluctuated in the past and are expected to continue to fluctuate in the future, investors should not rely on the results of any particular period as an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations and deploy additional network access points, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment agreements with our executive officers provide that either party may terminate their employment at any time. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements with employees, consultants and customers and other protective measures to establish and protect our proprietary technology and information. As a result of the growth of our company, our operational restructuring and our recent acquisitions, we may decide to make additional patent filings and implement new intellectual property management procedures in order to protect and enforce our intellectual property rights. INTERNAP and P-NAP are trademarks of Internap, which are registered in the United States, neither of which expire prior to September 2008. Internap has seven additional trademarks registered in the United States with three pending trademarks in the United States, and three trademarks registered internationally in various countries, none of which expire prior to November 2006. We have a patent portfolio comprised of a United States patent and U.S. patent applications, five international patents and international patent applications filed in various countries under the Patent Cooperation Treaty, none of which expire prior to 2017. Our patents and patent applications largely relate to our network access point and premise-based route control technologies, including our route and network management platforms, and other technical aspects of our services. We may file additional trademark and patent applications in the future. We cannot assure you that our patent applications, including the patent applications by netVmg and Sockeye, will be granted or that these patents or any future issued patents will provide significant proprietary protection or commercial advantage to us or that the U.S. Patent and Trademark Office or a foreign patent office will allow any additional or future patent claims. It is possible that any patents that have been or may be issued to us could still be successfully challenged by third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents. Further, current and future competitors may independently develop similar technologies, duplicate our services and products or design around any patents that may be issued to us. Effective patent protection may not be available in every country in which we intend to do business. In addition to patent protection, we believe the protection of our copyrightable works, trademarks and trade secrets is important to our future success. Despite any precautions that we have taken, intellectual property laws and contractual restrictions may not be sufficient to prevent misappropriation of our proprietary technology or information or deter others from developing similar or superior technologies. We cannot assure you that confidentiality agreements and other contractual restrictions will provide adequate protection of our proprietary information in the event of an unauthorized use or disclosure, that employees, consultants or customers will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors.

We may face litigation and liability due to claims of infringement of third-party intellectual property rights.

The Internet services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our products or services infringe or may infringe proprietary rights of third-parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, our customer agreements generally provide for us to indemnify our customers for expense or liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products or services to avoid infringement, our ability to compete successfully in our competitive market would be materially impaired.

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

There have recently been a number of widespread and disabling attacks on public and private networks. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could result in our liability for damages under agreements with our customers, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attacks caused by third-parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third-parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under Internet “spam” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. Therefore, we cannot assure you that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems may result in increased costs, interruptions, delays or cessation of service to our customers, which could hurt our business, results of operations and financial condition.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The continued threat of terrorist activity and other acts of war or hostility may have an adverse effect on business, financial and general economic conditions internationally. Effects from any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points.

If governments modify or increase regulation of the Internet, the provision of our services could become more costly.

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. For example, a federal law regulating unsolicited commercial e-mail, or “spam,” was recently enacted. The effects of this legislation, which by its terms preempts most spam regulations in over thirty state laws, on our business is uncertain. In addition, federal and state agencies are actively considering regulation of various aspects of the Internet, including taxation of transactions, and imposing access fees for voice over Internet Protocol. The Federal Communications Commission and state agencies are also reviewing the regulatory requirements, if any, that should be applicable to voice over Internet Protocol. If we seek to offer voice over Internet Protocol services, we could be required to obtain certain authorizations from regulatory agencies. We may not be able to obtain such authorizations in a timely manner, or at all, and conditions could be imposed upon such authorization that may not be favorable to us. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet in some respects as has been done with traditional telecommunications services, or otherwise increase the cost of doing business on the Internet or in some other manner. Any of these actions could have a significantly harmful effect on our customers or us. Moreover, the nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Congress has extended the Internet Tax Freedom Act, which placed a moratorium against certain state and local taxation of Internet access, until November 1, 2007. Pursuant to this moratorium, most of our services are not subject to state and local taxation. Should the U.S. Congress not further extend or pass a similar moratorium limiting the taxation of Internet access or related services, state and local governments may impose taxes on some or all of the services we currently provide after November 1, 2007. We may not be able to pass these taxes along to our customers. This additional expense may have a negative impact on our business and the industry generally.

.

Risks Related to Our Capital Stock

Our common stockholders may experience significant dilution, which would depress the market price of our common stock.

Holders of our stock options and warrants to purchase common stock may exercise their options or warrants to purchase our common stock which would increase the number of outstanding shares of common stock in the future. As of December 31, 2004, (1) options to purchase an aggregate of 43.9 million shares of our common stock at a weighted average exercise price of $1.70 were outstanding, and (2) warrants to purchase 15.0 million shares of our common stock at a weighted average exercise price of $0.95 per share were outstanding. The issuance of our common stock upon the exercise of options and warrants could depress the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Our stock price may be volatile.

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

• the restatement of our previously issued financial statements;

• actual or anticipated variations in our quarterly and annual results of operations;

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

In October 2002, the parties agreed to toll the statute of limitations with respect to certain of the named officers and directors, including ours, until September 30, 2003 and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against substantially all of the Issuers, including us, and denying the motion to dismiss the Section 10(b) claims against many Issuers, including us. During the summer and fall of 2003, we, along with the substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and our respective insurers regarding a tentative settlement of the lawsuit. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors, including us, from all further liability resulting from plaintiffs’ claims and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum from the IPO underwriters, plaintiffs would be entitled to payment by each participating issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. We entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with the plaintiffs as described above agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In February 2004, the settlement received preliminary approval from the court. Upon notification of all class members of the settlement, the parties will seek final approval from the court. Pending definitive settlement, we continue to defend against this lawsuit vigorously.

In July 2004, the Company received an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of the Company’s state income tax returns for the years 2000-2002. The assessment relates to an unpaid license fee due upon the Company’s entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment as of June 30, 2004, reflected in accrued liabilities and general and administrative expense in the accompanying financial statements as of and for the year ended December 31, 2004. Management continues to believe that any difference between the accrued liability and final resolution of the assessment will not have a negative material impact on the results of operations, financial position or liquidity of the Company.

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

Our common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “IIP” and has traded on the AMEX since February 18, 2004. Our common stock traded on the NASDAQ SmallCap Market from October 4, 2002 through February 17, 2004. Prior to that, our common stock traded on the NASDAQ National Market from September 29, 1999, the date of our initial public offering, until October 4, 2002 when we fell below certain listing criteria of the NASDAQ National Market. The last reported sale price of our common stock on March 18, 2005 was $0.60 per share.

The following table sets forth on a per share basis the high and low closing prices for our common stock on the AMEX, NASDAQ National Market or the NASDAQ SmallCap Market, as applicable, during the periods indicated.

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$1.04	$0.50
Third Quarter	1.22	0.52
Second Quarter	1.96	1.05
First Quarter	2.71	1.47
Year Ended December 31, 2003:
Fourth Quarter	$2.59	$1.11
Third Quarter	1.55	1.04
Second Quarter	1.37	0.37
First Quarter	0.55	0.39

As of March 18, 2005, the number of stockholders of record of our common stock was 44,520. Because brokers and other institutions on behalf of stockholders hold many of our shares, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under covenants contained in our current credit agreement. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated statement of operations data and other financial data presented below for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The data for fiscal years ended December 31, 2000 through December 31, 2003 have been restated from amounts previously reported. A discussion of the restatement is provided in note 1 to the consolidated financial statements included elsewhere herein and, for years prior to December 31, 2002, are included in note (1) to the table below. The following selected financial data are qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2004	2003(1) (restated)	2002(1) (restated)	2001(1) (restated)	2000(1) (restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$144,546	$138,580	$132,487	$117,404	$69,613
Costs and expense:
Direct cost of revenue, exclusive of personnel costs and depreciation and amortization, shown below	76,990	78,200	85,734	101,545	63,709
Customer support	10,180	9,483	12,913	21,480	20,320
Product development	6,412	6,982	7,447	12,233	11,924
Sales and marketing	23,411	21,491	21,641	38,151	35,390
General and administrative	24,772	16,711	20,907	44,787	33,583
Depreciation and amortization	15,461	33,869	49,659	48,576	20,682
Amortization of goodwill and other intangible assets	579	3,352	5,626	38,116	54,334
Amortization of deferred stock compensation	—	390	260	4,217	10,651
Pre-acquisition liability adjustment	—	(1,313)	—	—	—
Lease termination expense	—	—	804	—	—
Restructuring cost (benefit) (2)	3,644	1,084	(2,857)	62,974	—
Impairment of goodwill and other intangible assets (3)	—	—	—	195,986	—
In-process research and development (4)	—	—	—	—	18,000
Loss (gain) on sales and retirements of property and equipment	(3)	(53)	3,722	2,802	—
Total operating costs and expense	161,446	170,196	205,856	570,867	268,593

Loss from operations	(16,900)	(31,616)	(73,369)	(453,463)	(198,980)
Other expense (income)	1,162	2,985	2,299	26,465	(11,742)

Net loss	(18,062)	(34,601)	(75,668)	(479,928)	(187,238)
Less deemed dividend related to beneficial conversion feature (5)	—	(34,576)	—	—	—

Net loss attributable to common stockholders	$(18,062)	$(69,177)	$(75,668)	$(479,928)	$(187,238)

Basic and diluted net loss per share	$(0.06)	$(0.40)	$(0.49)	$(3.19)	$(1.31)

Weighted average shares used in computing basic and diluted net loss per share (6)	287,315	174,602	155,545	150,328	142,451

	As of December 31,
	2004	2003(1) (restated)	2002(1) (restated)	2001(1) (restated)	2000(1) (restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$45,985	$18,885	$25,219	$82,306	$153,965
Non-current marketable investments	4,656	—	—	—	—
Total assets	168,149	135,839	166,334	279,294	644,541
Notes payable and capital lease obligations, less current portion	12,837	12,742	22,736	11,184	22,311
Series A convertible preferred stock (6)(7)	—	—	79,790	86,314	—
Total stockholders’ equity	113,738	70,524	(4,228)	63,429	529,979

	Year Ended December 31,
	2004	2003(1) (restated)	2002(1) (restated)	2001(1) (restated)	2000(1) (restated)
	(in thousands)
Other Financial Data:
Purchases of property and equipment	$(13,066)	$(3,799)	$(8,632)	$(32,094)	$(57,698)
Net cash from operating activities	(1,150)	(11,175)	(40,331)	(123,105)	(95,112)
Net cash from investing activities	(29,659)	561	9,581	12,292	(106,193)
Net cash from financing activities	45,747	4,280	(7,582)	72,204	148,281

(1) Fiscal years ended December 31, 2000 through 2003 have been restated from amounts previously reported to reflect certain reclassifications and corrections of errors in prior periods as discussed in Item 7 - Restatement of Prior Financial Information and note (1) to the consolidated financial statements. The effect of the restatement increased total costs and expenses and net loss by $0.8 million and $1.8 million for fiscal years 2001 and 2000, respectively and increased the net loss per share by $0.01 for the year ended December 31, 2000. The effect of the restatement decreased total assets by $6.6 million, $5.7 million and $5.6 million as of December 31, 2002, 2001 and 2000, respectively; decreased notes payable and capital lease obligations, less current portion by $5.1 million, $5.3 million and $5.4 million as of December 31, 2002, 2001 and 2000, respectively; and decreased total stockholders’ equity by $6.1 million, $2.7 million and $2.0 million as of December 31, 2002, 2001 and 2000, respectively.
(2) Restructuring cost (benefit) relates to restructuring programs in which management determined to exit certain non-strategic real estate lease and license arrangements, consolidate network access points and streamline the operating cost structure.
(3) In 2000, we acquired CO Space, Inc. and the purchase price was allocated to net tangible assets and identifiable intangible assets and goodwill. In 2001, the estimated fair value of certain assets acquired was less than their recorded amounts, and an impairment charge was recorded for $196.0 million.
(4) In-process research and development is related to technology acquired in 2000 from VPNX.com, Inc., formerly Switchsoft Systems, Inc., that was expensed immediately subsequent to the closing of the acquisition since the technology had not completed the preliminary stages of development, had not commenced application development and did not have alternative future uses.
(5) In August 2003, we completed a private placement of our common stock which resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34.5 million shares. We recorded a deemed dividend of $34.6 million in connection with the conversion price adjustment, which is attributable to the additional incremental number of shares of common stock issuable upon conversion of our series A preferred stock.
(6) See note(2) of notes to financial statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.
(7) In July 2003, we amended the deemed liquidation provisions of our charter to eliminate the events that could result in payment to the series A preferred stockholders such that the events giving rise to payment would be within our control. As a result, 2,887,661 shares of our series A preferred stock, with a recorded value of $78.6 million, were reclassified from mezzanine financing to stockholders’ equity during 2003. Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.

Restatement of Prior Financial Information

During the course of reviewing its accounting practices with respect to leasing transactions, the Company discovered certain errors relating to accounting for leases, restructuring expense, leasehold improvements and other related matters. On February 23, 2005, Company management and the Audit Committee of the Board of Directors concluded that the Company’s historical financial statements for the years ended December 31, 2003 and 2002 should be restated. Management assessed the impact of each of the resulting errors on the historical financial statements individually and in the aggregate and concluded that it was necessary to restate the Company’s financial statements for all periods effected by the errors. As a result, the Company restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002. The December 31, 2002 financial statements also include the cumulative effect of the restatement as of January 1, 2002.

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, “Accounting for Leases,” Financial Accounting Standards Board ("FASB") Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases” and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company  identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. In addition, the Company determined the restructuring charge previously recorded in 2001 was overstated as a result of deferred rent not previously recognized on leases that were restructured.  Additionally, the restructuring benefit recorded in 2002 related to a lease coming out of restructuring that was overstated  as a result of deferred rent not previously recognized. The Company has  also corrected this item to properly reflect the restructuring charge. The effect of these corrections increased the net loss as follows (in thousands, except for per share amounts):

	Year Ended December 31,
	2003	2002
Straight-line rent	$915	$876
Rent expense improperly charged to restructuring reserve	584	501
Reduction in restructuring benefit due to straight-line rentals	—	924

Total	$1,499	$2,301

Increase in basic and diluted net loss per share	$0.01	$0.01

Lease classification

One of the Company’s facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease reduced the net loss by $0.3 million, or less than $0.01 per share, for each of the years ended December 31, 2003 and 2002.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased the net loss for the year ended December 31, 2003 by $0.2 million, or less than $0.01 per share, and for the year ended December 31, 2002 by $1.2 million, or approximately $0.01 per share.

Other undepreciated assets

Management also identified $0.4 million of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $0.1 million, or less than $0.01 per share, for each of the years ended December 31, 2003 and 2002.

The cumulative effect of the adjustments for all years prior to 2002 was $2.7 million, which was recorded as an adjustment to opening stockholders’ equity at January 1, 2002. The resulting adjustments were all non-cash and had no impact on the Company’s total cash flows, cash position or revenues.

Overview

We provide high performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. At December 31, 2004, we delivered services through our 34 network access points in 18 metropolitan market areas which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, entertainment and media, travel, e-commerce and retail and technology. As of December 31, 2004, we provided our services to more than 1,900 customers in the United States and abroad.

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

Our success in executing our premium pricing strategy depends, to a significant degree, on our ability to differentiate our connectivity solutions from lower cost alternatives. The key measures of our success in achieving this differentiation are revenue and customer growth. During 2004, we added approximately 291 net new customers, bringing our total to over 1,900 enterprise customers as of December 31, 2004. Revenue for the year ended December 31, 2004 increased 4% to $144.5 million, compared to revenue of $138.6 million for the year ended December 31, 2003.

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

We also intend to increase revenue by expanding our geographic coverage in key markets in the United States and abroad. As we enter new geographic markets, operating results will be affected by increased expense for hiring, training and managing new employees, acquiring and implementing new systems and expense for new facilities. Our ability to generate increased revenue depends on the success of our cost control measures as we expand our geographic coverage.

Finally, we intend to increase revenue by expanding our complementary managed Internet service product offerings. These services include, but are not limited to, content distribution, virtual private networking, colocation services, managed security, managed storage, video conferencing and voice over Internet Protocol services.

Business Combinations

On October 1, 2003, we completed our acquisition of netVmg. The acquisition was recorded using the purchase method of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The aggregate purchase price of the acquired company, plus related charges, was $13.7 million and was comprised of 345,905 shares of our series A preferred stock, acquisition costs and warrants to purchase 1.5 million shares of our common stock.

On October 15, 2003, we completed our acquisition of Sockeye. The acquisition was recorded using the purchase method of accounting under SFAS No. 141. The aggregate purchase price of the acquired company, plus related charges, was $1.9 million and was comprised of 1.4 million shares of our common stock and acquisition costs.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer credit risk, cost- and equity-basis investments, goodwill and other intangible assets, long-lived assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. The majority of our revenue is derived from high-performance Internet connectivity and related colocation services. Our revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services, and video conferencing services. We also offer T-1 and fractional DS-3 connections at fixed rates.

We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Contracts and sales or purchase orders are generally used to determine the existence of an arrangement. We test for availability or use shipping documents when applicable to verify delivery of our product or service. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Deferred revenue consists of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period. Revenue associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship, as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis (generally two years). Deferred post-contract customer support (“PCS”) associated with sales of our Flow Control Platform solution and similar products are amortized ratably over the contract period (generally one year).

Customer credit risk. We routinely review the creditworthiness of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on management’s best understanding of our customers’ ability to pay. Customers’ ability to pay takes into consideration payment history, legal status (i.e., bankruptcy), and the status of services being provided by the Company.  Once all collection efforts have been exhausted, we write the uncollectible balance off against the allowance for doubtful accounts. We also estimate a reserve for sales adjustments, which reduces net accounts receivable and revenue. The reserve for sales adjustments is based upon specific and general customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity.  If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer’s credit risk, additional allowances may be required.

Accounting for leases and leasehold improvements. We record leases as capital or operating leases and account for leasehold improvements in accordance with SFAS No. 13, “Accounting for Leases” and related literature. Rent expense for operating leases is recorded in accordance with FTB No. 88-1, “Issues Relating to Accounting for Leases.” This FTB requires lease agreements that include periods of free rent, specific escalating lease payments, or both, to be recorded on a straight-line or other systematic basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent in non-current liabilities in the consolidated balance sheets.

Investments. We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost-basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred, based on available data, the cost basis is reduced and an investment loss is recorded. We have a $1.2 million equity investment at December 31, 2004 in Aventail Corporation (“Aventail”), an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. The carrying value of our investment in Aventail is recorded in non-current investments in our consolidated balance sheet.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2004, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan, known as Internap Japan. We record our proportional share of the losses of our investee one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as loss on investment on the consolidated statement of operations.

Investments in marketable securities include high credit quality corporate debt securities and U.S Government Agency debt securities. These investments are classified as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income.

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

To assist us in estimating the fair value for purposes of completing the first step of the SFAS No. 142 analysis, we engaged a professional business valuation and appraisal firm who utilized discounted cash flow valuation methods and the guideline company method for reasonableness. The forecasts of future cash flows was based on our best estimate of future revenue, operating costs and general market conditions, and was subject to review and approval by senior management. Both approaches to determining fair value depend on our stock price since market capitalization will impact the discount rate to be applied as well as a market multiple analyses. Changes in the forecast could cause us to either pass or fail the first step test and could result in the impairment of goodwill.

Restructuring liability. When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management’s best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management’s estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect our results of operations. A 10% change in our restructuring estimates in a future period, compared to the $8.2 million restructuring liability at December 31, 2004 would result in an $0.8 million expense or benefit in the statement of operations during the period in which the change in estimate occurred.

Deferred taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Since inception we have recorded a valuation allowance equal to our net deferred tax assets. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recent accounting pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. We will adopt the provisions of SFAS No. 123(R) on July 1, 2005 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after July 1, 2005. Compensation cost for the unvested portion of awards that are outstanding as of July 1, 2005 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the July 1, 2005 purchase period.

We estimate that the effect on net income or loss and income or loss per share in the periods following adoption of SFAS No. 123(R) will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). If we had previously used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net loss would have been $15.4 million greater than reported in the year ended December 31, 2004 and $8.0 million greater than reported in the year ended December 31, 2003. However, the actual effect on net income or loss and earnings or loss per share after adopting SFAS No. 123(R) will vary depending upon the number of options granted in 2005 compared to prior years and the number of shares purchased under the Employee Stock Purchase Plan. Further, we have not yet determined the actual model we will use to calculate fair value.

Results of Operations

Our revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection. We also offer T-1 and fractional DS-3 connections at fixed rates. In addition to our connectivity services, we also provide premised-based hardware and software route optimization products and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services and video conferencing.

Direct cost of revenue is comprised primarily of the costs for connecting to and accessing Internet network service providers and competitive local exchange providers, costs related to operating and maintaining network access points and data centers, costs incurred for providing additional third-party services to our customers and costs of Flow Control Platform solution and similar products sold. To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct cost of revenue does not include depreciation or amortization.

Customer support costs consist primarily of employee compensation costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in customer support costs.

Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. Costs associated with internal use software are capitalized when the software enters the application development stage until implementation of the software has been completed. Costs for software to be sold, leased or otherwise marketed are capitalized upon establishing technological feasibility and ending when the software is available for general release to customers. All other product development costs are expensed as incurred.

Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our web site and other promotional costs.

General and administrative costs consist primarily of compensation and other expense for executive, finance, human resources and administrative personnel, professional fees and other general corporate costs.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, a reduction in headcount from a high of 860 employees to 371 employees at December 31, 2004, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our corporate office from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. As of December 31, 2004, our accumulated deficit was $855.1 million.

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Year Ended December 31,
	2004	2003 (restated)	2002 (restated)
Revenue	100%	100%	100%

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization shown below	53	56	65
Customer support	7	7	10
Product development	5	5	6
Sales and marketing	16	16	16
General and administrative	17	12	15
Depreciation and amortization	11	25	38
Amortization of other intangible assets	—	2	4
Pre-acquisition liability adjustment	—	(1)	—
Restructuring costs (benefit)	3	1	(2)
Loss on disposals of property and equipment	—	—	3

Total operating costs and expense	112	123	155

Loss from operations	(12)	(23)	(55)

Total other expense, net	1	2	2

Net loss	(13)%	(25)%	(57)%

Years Ended December 31, 2004 and 2003

Revenue. Revenue for 2004 increased $5.9 million from $138.6 million for the year ended December 31, 2003 to $144.5 million for the year ended December 31, 2004, an increase of 4%. Our largest increase in revenue came from colocation services, which increased $5.0 million, or 24%, to $25.7 million for 2004 compared to $20.7 million for 2003 and our Edge Appliance products contributed $2.7 million of revenue for the year ended December 31, 2004 compared to $0.7 million for the prior year. Content distribution services revenue also increased to $10.6 million in 2004 from $8.7 million in 2003, a change of $1.9 million or 22%. Revenue for Internet Protocol connectivity services increased slightly to $101.1 million from $100.5 million for the years ended December 31, 2004 and 2003, respectively, in spite of continued industry-wide intense pricing pressures. We experienced a decrease in non-recurring and other revenue of $3.3 million, or 32% to $7.0 million for the year ended December 31, 2004 from $10.3 million for the year ended December 31, 2003. Non-recurring and other revenue includes termination fees and service revenue from virtual private network (VPN), managed security, managing customer premise equipment (MCPE), and data storage services. The $3.3 million decrease in non-recurring and other revenue is primarily represented by deferred termination revenue recognized throughout 2003 that concluded during the quarter ended March 31, 2004.

These overall increases in revenue were primarily due to an increase in our customer base of approximately 291 customers, a 16% increase. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. We expect the composition of any future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past, particularly from the sale of our Edge Appliance technology, which includes our Flow Control Platform solution.

Direct cost of revenue. Direct cost of revenue decreased from $78.2 million for the year ended December 31, 2003 to $77.0 million for the year ended December 31, 2004, representing a decrease of 2%. For the year ended December 31, 2004, our revenue less direct cost of revenue improved to $67.5 million compared to $60.4 million for the same period in 2003. This increase is a result of our leveraging of fixed colocation and other service point facility costs over an increased customer base and negotiating lower rates with service providers. The decrease of $1.2 million in direct cost of revenues was due to reduced network service provider costs and lower local loop pass-through costs of $8.2 million. Off-setting the decrease in network service provider costs and lower local loop pass-through costs were an increase in colocation services expense of $3.1 million due to the increased usage of these services by our customers, along with increases in channel, technology, and preferred colocation partner product cost of $1.8 million. An additional increase of $1.5 million in direct cost of revenue is attributed to resale of network equipment, resulting from acquisitions completed by us in 2003, along with an increase of $0.4 million pertaining to facilities costs.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables and are expected to continue to decrease during 2005, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2004. Content delivery network and other costs associated with reseller arrangements are generally variable in nature. We expect these costs to continue to increase during 2005 as revenue increases.

Customer support. Customer support expense increased 7% from $9.5 million for the year ended December 31, 2003 to $10.2 million for the year ended December 31, 2004. This increase of $0.7 million was primarily driven by compensation and benefits of $0.8 million for higher staffing levels, along with decreases of $0.2 million in communications.

Product development. Product development costs for the year ended December 31, 2004 decreased 9% to $6.4 million from $7.0 million for the year ended December 31, 2003. The net decrease of $0.6 million primarily reflects the redeployment of technical resources from product support to network support in general and administrative expense offset by new hiring for other responsibilities.

Sales and marketing. Sales and marketing costs for the year ended December 31, 2004 increased 9% to $23.4 million from $21.5 million for the year ended December 31, 2003. This increase of $1.9 million was primarily due to an increase in quota-bearing resources as well as the commensurate expenses associated with the new hires.   A portion of these increases can also be attributed to increased training and productivity improvements.

General and administrative. General and administrative costs for the year ended December 31, 2004 increased 49% to $24.8 million from $16.7 million for the year ended December 31, 2003. The increase of $8.1 million primarily reflects increases of $4.2 million outside professional services,  $1.3 million in office equipment repairs and maintenance, $0.8 million in employee compensation, $0.4 million in tax, license, and fees and $0.4 million in communications costs. Consulting and outside professional services principally include compliance costs related to the Sarbanes-Oxley Act of 2002.   Also included in the increase is the $1.7 million from redeployment of certain technical resources from product development to network support.

Depreciation and amortization. Depreciation and amortization, including other intangible assets, for the year ended December 31, 2004 decreased 57% to $16.0 million compared to $37.2 million for the year ended December 31, 2003. The decrease of $21.2 million was primarily due to assets becoming fully depreciated during 2004, which were not replaced by the same level of purchases of property and equipment as during prior years.

Restructuring cost (benefit). We incurred additional restructuring costs of $3.6 million during the year as a result of a comprehensive analysis of the remaining accrued restructuring liability. During the quarter ended September 30, 2004, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring. The last of our restructured network infrastructure obligations was also terminated during the quarter ended September 30, 2004. The net charge to restructuring resulted from an increase of $5.3 million relating to real estate obligations offset by a reduction of $1.7 million pertaining to network infrastructure and other obligations.

After reviewing the current analysis in the third quarter of 2004, management concluded that the facilities remaining in the restructuring accrual are taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015. All of these leases arose from the Company’s 2000 acquisition of CO Space. The network infrastructure obligations represented amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated.

During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.7 million to zero.

Restructuring costs were $1.1 million for 2003 reflecting non-cash restructuring plan adjustments and write-downs net of additional 2003 restructuring and impairment charges.

Other expense, net. Other expense, net consists of interest income, interest and financing expense, investment losses and other non-operating expense. Other expense, net for the year ended December 31, 2004 decreased to $1.2 million from $3.0 million for the year ended December 31, 2003. The decrease is due primarily to $1.0 million less interest expense from carrying less debt than in the prior year.

Years Ended December 31, 2003 and 2002

Revenue. Revenue for 2003 increased $6.1 million from $132.5 million for the year ended December 31, 2002 to $138.6 million for the year ended December 31, 2003, an increase of 5%. Revenue for Internet Protocol connectivity and third-party services at our existing network access points increased 2% primarily due to the addition of approximately 365, for a total of approximately 1,640, a 29% increase. Pricing pressures due to general market conditions caused a decrease in our revenue per customer.

Revenue from complementary managed Internet services, such as content distribution, increased 10% excluding the revenue from the acquisition of netVmg. Revenue for 2003 reflects the addition of netVmg operations subsequent to its acquisition in the fourth quarter. We expect the composition of future revenue increases will include an increasing percentage of revenue from complementary managed Internet services than in the past.

Direct cost of revenue. Direct cost of revenue decreased 9% from $85.7 million for the year ended December 31, 2002 to $78.2 million for the year ended December 31, 2003. This decrease of $7.5 million was primarily due to a reduction in negotiated rates with Internet network service and local exchange providers throughout 2003. The decrease was partially offset by a 28% increase in content distribution costs, which were in line with the increase in content distribution revenue.

Facility costs comprise approximately one-third of total direct network costs. Late in 2003, we consolidated facilities from 34 to 29, reducing costs. The resulting lower facilities costs are expected to be stable in future years with incremental increases directly related to expansion into new metropolitan market areas. The remaining direct network cost is anticipated to maintain a similar relationship with revenue.

Customer support. Customer support expense decreased 26% from $12.9 million for the year ended December 31, 2002 to $9.5 million for the year ended December 31, 2003. This decrease of $3.4 million was primarily driven by decreases in employee compensation costs of $2.6 million due to a headcount reduction of approximately 50 employees and decreased facilities costs of $1.0 million, along with a $0.2 million decrease in communications costs.

Product development. Product development costs for the year ended December 31, 2003 decreased 5% to $7.0 million from $7.4 million for the year ended December 31, 2002. The decrease of $0.4 million was due primarily to decreased facilities costs of $0.8 million. This decrease was partially offset by an increase of $0.3 million in employee benefits.

Sales and marketing. Sales and marketing costs for the year ended December 31, 2003 decreased 0.5% to $21.5 million from $21.6 million for the year ended December 31, 2002. This decrease of $0.1 million was primarily due to a decrease of $1.0 million in employee compensation costs due to a headcount reduction of approximately 30 employees. This decrease was partially offset by a $0.5 million increase in market research expenditures and a $0.3 million increase in outside professional services.

General and administrative. General and administrative costs for the year ended December 31, 2003 decreased $4.2 million or 20% to $16.7 million from $20.9 million for the year ended December 31, 2002. Changes in components of general and administrative expense include decreased employee compensation expense of $2.6 million due to a headcount reduction of approximately 20 employees, a $0.9 million decrease in outside professional services, a $0.7 million decrease in tax, license, and fees. These decreases were partially offset by a $0.3 million increase in insurance and administration fees.

Depreciation and amortization. Depreciation and amortization of property and equipment for the year ended December 31, 2003 decreased 32% to $33.9 million compared to $49.7 million for the year ended December 31, 2002. The decrease of $15.8 million was primarily due to assets becoming fully depreciated during 2003, which were not replaced by the same level of purchases of property and equipment as during prior years.

Amortization of other intangible assets for the year ended December 31, 2003 decreased 39% to $3.4 million compared to $5.6 million for the year ended December 31, 2002. The decrease of $2.2 million was due to intangible assets becoming fully amortized during 2003, which was only partially offset by amortization expense for the additional intangible assets related to the netVmg acquisition during 2003.

Pre-acquisition liability adjustment. As part of our acquisition of CO Space on June 20, 2000, we recorded a pre-acquisition liability of $1.3 million for network equipment purchased by CO Space. During 2003, we reevaluated the likelihood of settling the liability related to this equipment and concluded that a contingent obligation no longer exists. Therefore, the liability was eliminated resulting in a one-time reduction in costs and expense of $1.3 million.

Restructuring cost (benefit). A restructuring charge of $1.1 million was recorded in 2003 for costs associated with the relocation of our corporate office to Atlanta, Georgia. This compares with a restructuring benefit of ($2.9) million in 2002 reflecting non-cash restructuring plan adjustments and write-downs net of additional 2002 restructuring and impairment charges.

Other expense, net. Other expense, net consists of interest and financing expense, interest income, investment income and losses and other non-operating expense. Other expense, net for the year ended December 31, 2003 increased to $3.0 million from $2.3 million for the year ended December 31, 2002. The increase of $0.7 million is primarily attributed to less interest income during the year.

Deemed dividend related to beneficial conversion feature. Our 2003 net loss per share includes the effect of a deemed dividend of $34.6 million related to certain conversion features of our series A preferred stock in 2003. In August 2003, we completed a private placement of our common stock which resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34.5 million shares. We recorded a deemed dividend of $34.6 million in connection with the conversion price adjustment, which is attributable to the additional incremental number of shares of common stock issuable upon conversion of our series A preferred stock. See note 14 to our financial statements included in this annual report on Form 10-K.

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2004, 2003, and 2002

Net cash from operating activities.

Net cash used in operating activities was $1.2 million for the year ended December 31, 2004, and was primarily due to the net loss of $18.1 million adjusted for non-cash items of $20.8 million offset by changes in working capital items of $34.9 million. The changes in working capital items include net use of cash for accounts receivable of $3.8 million, deferred revenue of $1.87 million, and accrued liabilities of $1.3 million. These were offset by net sources of cash in inventory, prepaid expense and other assets of $1.6 million, accounts payable of $0.9 million and accrued restructuring costs of $0.5 million. The increase in receivables at December 31, 2004 compared to December 31, 2003 was related to the 4% increase in revenue compared to the prior year as day’s sales outstanding increased to 41 from 39 days. The increase in payables is primarily related to more stringent cash controls in 2004 compared to 2003.

Net cash used in operating activities was $11.2 million for the year ended December 31, 2003, and was primarily due to the net loss of $34.6 million adjusted for non-cash items of $41.7 million, offset by net uses of cash for accrued restructuring costs of $6.7 million, accounts payable of $5.9 million, deferred revenue of $4.5 million, accounts receivable of $2.7 million and accrued liabilities of $1.1 million. These uses of cash were offset by a $2.6 million decrease in inventory, prepaid expense and other assets. The increase in receivables at December 31, 2003 compared to December 31, 2002 was related to the 5% increase in revenue compared to the prior year as day’s sales outstanding remained constant at 39 days. The decrease in payables is primarily related to a lower overall level of operating expense in 2003 compared to 2002.

Net cash used in operating activities was $40.3 million for the year ended December 31, 2002, and was primarily due to the net loss of $75.7 million adjusted for non-cash items of $60.8 million, offset by net uses of cash for accrued restructuring costs of $14.8 million, deferred revenue of $4.3 million, accrued liabilities of $3.8 million, accounts receivable of $2.4 million and accounts payable of $0.8 million. These uses of cash were offset by a $0.7 million decrease in prepaid expense and other assets. The increase in receivables was related to higher overall revenue offset by a seven-day improvement in day’s sales outstanding compared to the prior year. The decrease in payables is primarily related to a lower overall level of operating expense in 2002 compared to 2001.

Net cash from investing activities.

Net cash used in investing activities for the year ended December 31, 2004 was $29.7 million and primarily consisted of capital expenditures of $13.1 million and total investments in marketable securities of $16.8 million, partially offset by proceeds from disposal of property and equipment and a reduction in restricted cash of $0.1 million. Our capital expenditures were principally comprised of the buy-out of capital leases from our primary supplier of network equipment during the third quarter and build-outs of data center and office space in the latter-half of the year.

Net cash provided by investing activities for the year ended December 31, 2003 was $0.6 million and primarily consisted of net cash received from acquired businesses of $2.3 million and a reduction in restricted cash of $2.1 million, partially offset by purchases of property and equipment of $3.8 million. The purchase of property and equipment related to the purchase of assets for our network infrastructure and the cost related to the relocation of nine network access points. We expect the purchase of property and equipment will increase during 2004 as we continued to enhance and expand our service offerings.

Net cash provided by investing activities was $9.6 million for the year ended December 31, 2002 and was primarily from proceeds of $18.7 million received on the redemption and maturity of investments, along with proceeds of $0.4 million in purchases of property, plant, and equipment, and a reduction in restricted cash of $0.4 million. Cash received was partially offset by $8.6 million used for purchases of property and equipment and $1.3 million contributed to our joint venture investment, Internap Japan. Of the $8.6 million used for purchases of property and equipment, $5.8 million related to the purchase of assets from our primary provider of leased networking equipment as part of terms of an amendment to our master lease arrangement with the lessor.

Net cash from financing activities.

Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. See “Liquidity” below. Net cash provided by financing activities for the year ended December 31, 2004 was $45.7 million. In September 2004, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with our primary supplier of network equipment. Under the terms of the buy-out agreement, the Company paid the supplier $19.7 million, representing remaining capital lease payment obligations, end-of-lease asset values and sales tax. The $19.7 million buy-out was paid with $2.2 million in cash on hand and the proceeds from the new $17.5 million term loan from Silicon Valley Bank.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expense. In addition, we received $5.0 million from the exercise of stock options and warrants during the year ended December 31, 2004. Cash used in financing activities included $24.3 million toward reducing our notes payable and aforementioned capital lease obligations and $8.4 million to repay the outstanding balance on our revolving credit facility. As a result of these activities, we held $18.5 million in notes payable and $1.3 million in capital lease obligations as of December 31, 2004, with $7.0 million in notes and capital leases scheduled as due within the next 12 months.

Net cash provided by financing activities for the year ended December 31, 2003 was $4.3 million. Cash provided included net proceeds from issuance of common stock of $9.3 million and proceeds from exercise of stock options and warrants of $4.0 million. Net cash provided by financing activities was reduced by principal payments on notes payable of $4.6 million, payments on capital lease obligations of $2.8 million and a $1.6 million net reduction in our revolving credit facility. The net proceeds of $9.3 million from issuance of common stock was received in August 2003 when we completed the sale, pursuant to a private placement, of 10.65 million shares of our common stock, par value $0.001 per share, at a price of $0.95 per share.

Net cash used in financing activities for the year ended December 31, 2002 was $7.6 million. Cash used included $10.2 million related to payments on capital lease obligations and $3.4 million for payments of notes payable. These uses were offset by proceeds of $0.4 million related to exercises of stock options and warrants and $0.7 million related to the sale of common stock, including stock issued to employees pursuant to the Amended and Restated 1999 Employee Stock Purchase Plan. During 2002 we amended the terms of our master lease agreement with our primary supplier of networking equipment. The amended terms of the master lease included a retroactive effective date to March 1, 2002, and extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million.

Capital equipment leases have been used since inception to finance the majority of our networking equipment located in our network access points other than leasehold improvements related to our colocation facilities. Payments under capital lease agreements totaled $20.3 million, $2.8 million and $10.2 million for the years ended December 31, 2004, 2003 and 2002 respectively.

Liquidity

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $18.1 million, $34.6 million and $75.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, our accumulated deficit was $855.1 million. We expect to incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in each quarterly and annual period since we began our operations in May 1996. We expect to meet our cash requirements in 2005 through a combination of existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities and proceeds from our recently completed public offering in March of 2004. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness.

At December 31, 2004, we had a $20.0 million revolving credit facility, a $5.0 million term loan which reduces availability under the revolving credit facility and a new $17.5 million term loan under a loan and security agreement with a bank. The agreement was amended as of September 30, 2004, to add the $17.5 million term loan, to extend the expiration date of the revolving credit facility from October 22, 2004 to September 29, 2005 and update loan covenants.

 The new term loan has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at December 31, 2004 was $16.4 million. The loan was used to purchase assets recorded as capital leases under a master agreement with our primary supplier of networking equipment.

Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. As of December 31, 2004, the balance outstanding under the $5.0 million term loan was $1.7 million along with $1.5 million of letters of credit issued, and we had available $11.8 million in borrowing capacity under the revolving credit facility.

As of December 31, 2004, the Company was in violation of a loan covenant in its credit facility requiring minimum Cash EBITDA, as defined, and subsequently received a formal waiver from the bank. The violation was primarily the result of (1) higher than anticipated capital expenditures in the quarter ended December 31, 2004 relating to facility and data center expansion and (2) to a lesser extent, the subsequent impact of the restatement on the minimum Cash EBITDA calculation. Even if a waiver was not received, we believe that we have sufficient cash and other resources to operate our business plan for the foreseeable future.

The Company was also in violation of a loan covenant requiring minimum Cash EBITDA, as defined, for the quarter ended September 30, 2004, and subsequently received a formal waiver from the bank. The violation resulted from the restructuring charge that caused the minimum Cash EBITDA for that period to be less than the level required under the credit facility.

In addition, subsequent to filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, management became aware of information that the Company was not in compliance with certain non-financial reporting covenants for the May 31, 2004 and June 30, 2004 reporting periods. Management promptly responded and corrected the violation within the specified cure period and received a formal waiver in conjunction with the September 30, 2004 amended credit facility with Silicon Valley Bank.

Public offering. On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and estimated offering expense. We intend to continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

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

The following table summarizes our credit obligations and future contractual commitments (in thousands, as of December 31, 2004):

	Payments Due by Period
	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	After 5 years
Notes payable	$18,514	$6,483	$8,750	$3,281	$—
Capital lease obligations	1,518	607	911	—	—
Operating lease commitments	127,634	13,953	21,263	19,734	72,684
Service commitments	46,012	21,126	8,378	4,983	11,525

Total	$193,678	$42,169	$39,302	$27,998	$84,209

Credit facility. As noted above, the Company has a $20.0 million revolving credit facility, a $5.0 million term loan which reduces availability under the revolving credit facility and a new $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 30, 2004, to add the $17.5 million term loan and to extend the expiration date of the revolving credit facility from October 22, 2004 to September 29, 2005. The new term loan is payable in 48 equal monthly installments of principal through September 1, 2008. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. At December 31, 2004, the balance outstanding under the $5.0 million and $17.5 million term loans were $1.7 million and $16.4 million, respectively, along with $1.5 million of letters of credit issued, and we had available $11.8 million in borrowing capacity under the revolving credit facility. As of December 31, 2004, the interest rate under the $5.0 million and $17.5 term loans are fixed at 8.0% and 7.5%, respectively. This credit facility expires on September 29, 2005. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms.

The credit facility contains certain covenants, including covenants that require us to achieve target minimum cash EBITDA, as defined in the agreement, maintain a minimum tangible net worth and that restrict our ability to incur further indebtedness. As discussed above, the Company was in violation of the minimum Cash EBITDA covenant for the quarter ended December 31, 2004, and subsequently received a formal waiver from the bank. The violation was primarily the result of (1) higher than anticipated capital expenditures in the quarter ended December 31, 2004 relating to facility and data center expansion and (2) to a lesser extent, the subsequent impact of the restatement on the minimum Cash EBITDA calculation.

Common and preferred stock. On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expense.

Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation. An aggregate of 1.8 million shares of convertible preferred stock with a recorded value of $51.8 million was converted into 56.2 million shares of common stock during the quarter ended September 30, 2004. Accordingly, the Company had no shares of series A convertible preferred stock outstanding subsequent to the mandatory conversion. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

On August 22, 2003, we completed a private placement of 10.65 million shares of our common stock at a price of $0.95 per share. We received $9.3 million, net of issuance costs. Because we issued shares of our common stock in the private placement at a price below the conversion price of the series A preferred stock at that time, the number of shares of common stock into which the outstanding shares of series A preferred stock were convertible increased by 34.5 million shares. In accordance with generally accepted accounting principles, we recorded a deemed dividend of $34.6 million, which was attributable to the additional incremental number of shares the series A preferred stock convertible into common stock.

Lease facilities. Since our inception, we have financed the purchase of substantial network routing equipment using capital leases with our primary supplier. As discussed above, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with our primary supplier in September 2004. Our future minimum lease payments on remaining capital lease obligations at December 31, 2004 totaled $1.5 million, with $1.3 million representing the present value of minimum lease payments.

The negotiated buy-out of all remaining lease schedules under a master lease agreement with our primary supplier of network equipment included a cash payment of $19.7 million, comprising remaining capital lease obligations as of September 30, 2004, along with end-of-lease asset values and sales tax, resulting in a $2.2 million increase to fixed assets. The $19.7 million buy-out was funded through $2.2 million in cash on hand and the proceeds from the aforementioned $17.5 million term loan from Silicon Valley Bank. As of December 31, 2004, the Company’s other remaining capital leases have expiration dates through February 2009.

Restructuring and Impairment Costs

2002 Restructuring charge. With the continuing overcapacity created in the Internet connectivity market and Internet Protocol Services market, during 2002, we implemented additional restructuring actions to align our business with market opportunities. As a result, we recorded a business restructuring charge and asset impairments of $7.6 million in the three months ended September 30, 2002. The charges were primarily comprised of real estate obligations related to a decision to relocate the corporate office from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The restructuring and asset impairment charge of $7.6 million during 2002 was offset by a $6.3 million adjustment, described above, resulting from the decision to utilize the Atlanta facility as our corporate office. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001. Included in the $7.6 million 2002 restructuring charge are $1.1 million of personnel costs related to a reduction in force of approximately 145 employees. This represents employee severance payments made during 2002.

2003 Restructuring costs. For the year ended December 31, 2003, we incurred $1.1 million in restructuring costs which primarily represented retention bonuses and moving expense related to the relocation of our corporate office to Atlanta, Georgia. We continue to evaluate our restructuring reserve as plans are being executed, which could result in additional charges in future periods.

2004 Restructuring costs. We incurred net additional restructuring costs of $3.6 million during 2004 as a result of a comprehensive analysis of the remaining accrued restructuring liability. During the quarter ended September 30, 2004, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring. The last of our restructured network infrastructure obligations was also terminated during the quarter ended September 30, 2004. The net charge to restructuring resulted from an increase of $5.3 million relating to real estate obligations offset by a reduction of $1.7 million pertaining to network infrastructure and other obligations.

After reviewing the current analysis, management concluded that the facilities remaining in the restructuring accrual were taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015.

During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.7 million to zero.

We previously reported net restructuring charges of $5.7 million in our quarterly report on Form 10-Q for the quarter ended September 30, 2004. As part of our analyses in connection with the restatement, we determined that too much of the monthly rent payments were applied towards accrued restructuring, thus understating previously recorded rent expense and the remaining restructuring liability by $1.8 million. We also obtained additional information regarding the square footage of one property that resulted in a restatement of amounts previously reported to reduce real estate obligations, the total restructuring accrual and expense as of September 30, 2004 by $0.3 million.

Real estate obligations. Both the 2001 and 2002 restructuring plans required us to abandon certain leased properties not currently in use or that would not be utilized by us in the future. Also included in real estate obligations was the abandonment of certain colocation license obligations. Accordingly, we recorded real estate related restructuring costs of $43.0 million, net of non-cash plan adjustments, which were estimates of losses in excess of estimated sublease revenue or termination fees to be incurred on these real estate obligations over the remaining lease terms expiring through 2015. These costs were determined based upon our estimate of anticipated sublease rates and time to sublease the facilities. If rental rates decrease in these markets or if it takes longer than expected to sublease these properties, the actual loss could further exceed the original estimates or revisions in September 2004.

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

Cash reductions in the following tables have been restated to correct for amounts incorrectly recorded against the restructuring liability as discussed in Note 1 of the consolidated financial statements.  Non-cash plan adjustments have been restated to correct for the effect of recording the deferred rent liability related to the Atlanta location coming out of restructuring as also discussed in Note 1 to the consolidated financial statements.

The following table displays the activity and balances for restructuring and asset impairment activity for 2002 (in thousands):

	December 31, 2001 Restructuring Liability (restated)	Restructuring and Impairment Charge	Cash Reductions (restated)	Non-cash Write Downs	Non-cash Plan Adjustments (restated)	December 31, 2002 Restructuring Liability (restated)
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$34,877	$—	$(10,512)	$(1,645)	$(12,401)	$10,319

Network infrastructure obligations	2,685		(1,388)	—	—	1,297
Other	1,904	—	(896)	—	—	1,008
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2,200	(400)	—	—	1,800
Personnel	—	1,060	(1,060)	—	—	—
Other	—	212	(112)	—	—	100
Total	39,466	3,472	(14,368)	(1,645)	(12,401)	14,524
Net asset write-downs for 2002 restructuring charge	—	4,100	—	(4,239)	—	(139)
Total	$39,466	$7,572	$(14,368)	$(5,884)	$(12,401)	$14,385

Of the $3.5 million recorded during 2002 as restructuring reserves, $0.2 million related to the direct cost of revenue and $3.3 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2003 (in thousands):

	December 31, 2002 Restructuring Liability (restated)	Restructuring Charge	Cash Reductions (restated)	December 31, 2003 Restructuring Liability (restated)
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$10,319	$—	$(4,476)	$5,843

Network infrastructure obligations	1,297		(172)	1,125
Other	1,008	—	(141)	867
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	1,800	—	(1,800)	—
Personnel	—	1,084	(1,084)	—
Other	100	—	(100)	—
Total	14,524	1,084	(7,773)	7,835
Net asset write-downs for 2002 restructuring charge	(139)	—	—	(139)
Total	$14,385	$1,084	$(7,773)	$7,696

The $1.1 million recorded during 2003 as restructuring reserves related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2004 (in thousands):

	December 31, 2003 Restructuring Liability (restated)	Additional Restructuring Charges	Cash Reductions	December 31, 2004 Restructuring Liability

Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$5,843	$5,323	$(3,013)	$8,153

Network infrastructure obligations	1,125	(951)	(174)	—
Other	867	(867)	—	—
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	—	—	—
Total	7,835	3,505	(3,187)	8,153
Net asset write-downs for 2002 restructuring charge	(139)	139	—	—
Total	$7,696	$3,644	$(3,187)	$8,153

Of the $5.3 million recorded during 2004 as additional real estate restructuring charges, $3.0 million related to the direct cost of revenue and $2.3 million related to general and administrative costs.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any arrangements that would qualify as an off-balance sheet arrangement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of December 31, 2004, all of our cash equivalents mature within three months.

Other Investments. We have a $1.2 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.2 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of December 31, 2004 we had notes payable recorded at their present value of $18.5 million bearing a rate of interest which we believe is commensurate with their associated market risk.

Capital leases. As of December 31, 2004 we had capital leases recorded at $1.3 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of December 31, 2004 we had $11.8 million available under our revolving credit facility with Silicon Valley Bank, and the balance outstanding under the $5.0 million and $17.5 million term loans were $1.7 million and $16.4 million, respectively. The interest for the $5.0 million and $17.5 million term loans were fixed at 8% and 7.5%, respectively. The interest rate under the revolving credit facility is variable and was 8% at December 31, 2004. We believe these interest rates are reasonable approximations of fair value and the market risk in minimal.

Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. The table below presents principal cash flows by expected maturity dates for the Company’s debt obligations that extend beyond one year and are sensitive to changes in interest rates as of December 31, 2004 (dollars in thousands):

	December 31, 2004
	2005	2006	2007	2008	Fair Value
Long-term debt:
Term loan	$4,375	$4,375	$4,375	$3,281	$16,406
Interest rate	7.5%	7.5%	7.5%	7.5%	7.5%

Foreign currency risk. Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, financial schedules, Report on Internal Controls Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm appear in Part IV of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to the management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. Due to the existence of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

The management of Internap (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the end of the period covered by this report, we conducted an evaluation of the effectiveness of our internal control over financial reporting, under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses:

1.
As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of its deferred rent liability and related lease expense, and leasehold improvements and related amortization. Specifically, the Company did not have adequate controls over the selection and monitoring of assumptions and factors affecting lease accounting and the amortization of leasehold improvements. The Company incorrectly applied generally accepted accounting principles to lease agreements with scheduled increases in rental payments resulting in an error in the deferred rent liability and related lease expense. Additionally, the Company amortized leasehold improvements over periods beyond the lease term, applied periodic rental expense against their restructuring liability rather than to current operations, and continued to amortize leasehold improvements related to leases no longer in force. This control deficiency resulted in an adjustment to the Company’s consolidated financial statements for the year ended December 31, 2004 and in the restatement of the Company’s consolidated financial statements for 2003 and 2002, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004. Additionally, this control deficiency could result in a misstatement to the deferred rent liability, rent expense, leasehold improvements, amortization expense and restructuring liability that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2.
As of December 31, 2004, the Company did not maintain effective controls over its procurement process. Specifically, such deficiencies include a lack of effective controls over the authorization of purchase orders, the receipt of goods, and the approval and authorization of vendor payments. In addition, users with financial accounting and reporting responsibilities have unrestricted access to financial applications and data related to the procurement process. These control deficiencies did not result in any adjustment or restatement of the 2004 annual or interim consolidated financial statements. However, these control deficiencies could result in a misstatement of accounts payable and related expense accounts, fixed assets and the related depreciation accounts, and cash payments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies when considered in the aggregate represent a material weakness.

Because of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

Our management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the restatements and to ensure that proper steps have been and are being taken to improve our internal control over financial reporting. We have assigned a high priority to the correction of these deficiencies and have taken and will continue to take action to ensure that our internal control over financial reporting and our disclosure controls and procedures are designed and operate correctly.

We have also implemented or are in the process of implementing the following remediation action plans for identified material weaknesses:

•
As a result of the deficiencies related to accounting for leases and leasehold improvements, management has established a broader review and sign-off process for all leases. The review of leases will include qualified representatives from management, facilities, accounting, legal and operations as appropriate and will include a complete abstract of all relevant terms and documentation of the appropriate accounting for the lease and any leasehold improvements.   We have also created and filled a purchasing director position with a person with prior experience in accounting for leases.

•
The Company had inadequate controls to ensure proper authorization of purchase orders, approval of invoices, receiving of goods, tracking of fixed assets along with inadequate controls over the payment authorization. The failure of controls in these areas could result in improper remittances and accounting misstatements. The IT department has upgraded the purchasing system to limit the printing of purchasing orders to only authorized purchasing personnel. We created and filled a purchasing director position responsible for designing, implementing and managing a purchasing process that ensures effective internal controls. We have reorganized the personnel in the Accounts Payable department in order to place additional management focus on internal controls to ensure there is proper authorization before invoices are paid. Additionally, we formed a taskforce to conduct a fixed asset inventory and reconcile the results to the General Ledger. Internal security deficiencies included allowing individuals access to financially significant systems and data in excess of their roles and responsibilities, which inhibited proper segregation of duties. Our IT department enhanced our internal security, through more restrictive user access and implemented stronger system password controls.

The continued implementation of the initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the plan outlined above, when completed, will remediate the material weaknesses in internal control over financial reporting as described above. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our directors will be included in our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

Executive Officers

Our executive officers and their ages as of March 18, 2005 were as follows:

Name	Age	Position	Since
Gregory A. Peters	43	President and Chief Executive Officer	2002
Eugene Eidenberg	65	Non-Executive Chairman	2002
David A. Buckel	43	Vice President and Chief Financial Officer	2004
David L. Abrahamson	43	Chief Marketing Officer and Vice President, Sales	2002
Ali Marashi	36	Vice President and Chief Technology Officer	2002

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

Eugene Eidenberg has served as a director and since November 1997 as non-executive chairman of the board of directors since April 2002. From November 1997 until April 2002, Mr. Eidenberg was the chairman of the board of directors. From July 2001 until April 2002, Mr. Eidenberg served as the Company’s Chief Executive Officer. Mr. Eidenberg has been a Managing Director of Granite Venture Associates LLC, an early-stage high tech venture capital firm, since 1999 and has served as a Principal of Hambrecht & Quist Venture Associates, an early-stage high tech venture capital firm, since 1998 and was an advisory director at the San Francisco investment-banking firm of Hambrecht & Quist from 1995 to 1998. Mr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation, one of the largest communications networks. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI’s Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI’s international businesses. Mr. Eidenberg is currently a director of several private companies. Mr. Eidenberg holds a Ph.D. and a Master of Arts degree from Northwestern University and a Bachelor of Arts degree from the University of Wisconsin.

David A. Buckel was appointed as Internap's Chief Financial Officer in May 2004. Mr. Buckel, a certified management accountant, has been with Internap since June 2003, serving in a number of key financial capacities, including as head of the company's investor relations and financial planning and analysis functions, as well as leading the company through its March 2004 public offering. Mr. Buckel has held numerous executive finance positions over a twenty-year period and was Chief Financial Officer for two NASDAQ-listed public companies, Interland Corporation and AppliedTheory Corporation. Mr. Buckel holds a Bachelor of Science degree in Accounting from Canisius College and a Master’s of Business Administration degree in Finance and Operations Management from Syracuse University.

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

Code of Ethics

Internap has adopted a code of conduct that applies to the Company’s officers and all of its employees. There is a code of conduct included as an addendum to the code of ethics that applies to Internap’s senior executive and financial officers. A copy of the code of conduct is available on Internap’s website at www.internap.com. Copies will be furnished without charge upon request to the Company at the following address: Attn: General Counsel, 250 Williams Street, Atlanta, Georgia 30303.

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

Information regarding the compensation of our executive offices and directors will be included in our definitive proxy statement for our 2005 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be included in our definitive proxy statement for our 2005 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item will be included in our definitive proxy statement for our 2005 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be included in our definitive proxy statement for our 2005 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of the report:

(1)	Consolidated Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

(a) (2)	Financial Statement Schedule.

The following financial statement schedule of the Company and its subsidiaries is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2004	F-34

(a) (3)	Index to Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated August 10, 2001).

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

10.1
Form of Indemnification Agreement between the Company and each of its directors and certain of its officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.2
Employment Agreement, dated December 2, 2004, between the Company and Gregory A. Peters (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 2, 2004).+

10.3
Employment Agreement, dated December 31, 2002, between the Company and Ali Marashi (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.4
Form of Employment Agreement, dated December 31, 2002, between the Company and David L. Abrahamson (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.5
Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.6
Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.7
Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.8
Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.9
Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.10
Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.11
Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.12
Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.13
Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.14
Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Company and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.15	Form of Warrant (incorporated herein by reference to Appendix E to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.16
Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.17
Amendment to Loan Documents between the Company and Silicon Valley Bank, dated March 25, 2003 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

10.18
Amendment to Loan Documents between the Company and Silicon Valley Bank, dated September 30, 2004, and Amended and Restated Schedule to Loan and Security Agreement, dated September 30, 2004 (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2004).

10.19
Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated November 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

10.20*	Employment Agreement, dated February 1, 2004 between the Company David A. Buckel. +

10.21*	Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated March 14, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.
_______________
*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 31, 2005

	By:	/s/ DAVID A. BUCKEL
David A. Buckel Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Peters
Gregory A. Peters	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ Eugene Eidenberg
Eugene Eidenberg	Non-Executive Chairman	March 31, 2005

/s/ David A. Buckel
David A. Buckel	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

Charles B. Coe	Director	March 31, 2005

/s/ James P. DeBlasio
James P. DeBlasio	Director	March 31, 2005

/s/ William J. Harding
William J. Harding	Director	March 31, 2005

Fredric W. Harman	Director	March 31, 2005

Patricia L. Higgins	Director	March 31, 2005

/s/ Kevin L. Ober
Kevin L. Ober	Director	March 31, 2005

Daniel C. Stanzione	Director	March 31, 2005

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated August 10, 2001).

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

10.1
Form of Indemnification Agreement between the Company and each of its directors and certain of its officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.2
Employment Agreement, dated December 2, 2004, between the Company and Gregory A. Peters (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 2, 2004).

10.3
Employment Agreement, dated December 31, 2002, between the Company and Ali Marashi (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31,2002, filed on April 15, 2003).+

10.4
Form of Employment Agreement, dated December 31, 2002, between the Company and David L. Abrahamson (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.5
Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.6
Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.7
Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.8
Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.9
Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.10
Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.11
Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.12
Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.13
Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company’s Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

42

10.14
Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Company and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on FormS-1, File No. 333-84035 dated July 29, 1999).

10.15	Form of Warrant (incorporated herein by reference to Appendix E to the Company’s Definitive Proxy Statement dated August 10, 2001).

10.16
Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.17
Amendment to Loan Documents between the Company and Silicon Valley Bank, dated March 25, 2003 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

10.18
Amendment to Loan Documents between the Company and Silicon Valley Bank, dated September 30, 2004, and Amended and Restated Schedule to Loan and Security Agreement, dated September 30, 2004 (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2004).

10.19
Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated November 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004).

10.20*	Employment Agreement, dated February 1, 2004 between the Company David A. Buckel. +

10.21*	Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated March 14, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.
_______________
*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

Internap Network Services Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Internap Network Services Corporation

We have completed an integrated audit of Internap Network Services Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Network Services Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Internap Network Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the completeness and accuracy of its deferred rent liability and related lease expense, and leasehold improvements and related amortization, and did not maintain effective controls over its procurement process, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

1.
As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of its deferred rent liability and related lease expense, and leasehold improvements and related amortization. Specifically, the Company did not have adequate controls over the selection and monitoring of assumptions and factors affecting lease accounting and the amortization of leasehold improvements. The Company incorrectly applied generally accepted accounting principles to lease agreements with scheduled increases in rental payments resulting in an error in the deferred rent liability and related lease expense. Additionally, the Company amortized leasehold improvements over periods beyond the lease term, applied periodic rental expense against their restructuring liability rather than to current operations, and continued to amortize leasehold improvements related to leases no longer in force. This control deficiency resulted in an adjustment to the Company’s consolidated financial statements for the year ended December 31, 2004 and in the restatement of the Company’s consolidated financial statements for 2003 and 2002, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004. Additionally, this control deficiency could result in a misstatement to the deferred rent liability, rent expense, leasehold improvements, amortization expense and restructuring liability that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2.
As of December 31, 2004, the Company did not maintain effective controls over its procurement process. Specifically, such deficiencies include a lack of effective controls over the authorization of purchase orders, the receipt of goods, and the approval and authorization of vendor payments. In addition, users with financial accounting and reporting responsibilities have unrestricted access to financial applications and data related to the procurement process. These control deficiencies did not result in any adjustment or restatement of the 2004 annual or interim consolidated financial statements. However, these control deficiencies could result in a misstatement of accounts payable and related expense accounts, fixed assets and the related depreciation accounts, and cash payments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies when considered in the aggregate represent a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Internap Network Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Internap Network Services Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 31, 2005

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2004	December 31, 2003 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,823	$18,885
Restricted cash	76	125
Short-term investments in marketable securities	12,162	—
Accounts receivable, net of allowance of $1,124 and $2,429, respectively	16,943	15,587
Inventory	345	492
Prepaid expenses and other assets	3,202	4,245
Total current assets	66,551	39,334
Property and equipment, net	54,378	52,725
Investments	6,693	2,371
Intangible assets, net of accumulated amortization of $17,522 and $16,941, respectively	2,898	3,488
Goodwill	36,314	36,163
Deposits and other assets	1,315	1,758
Total assets	$168,149	$135,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$8,392
Notes payable, current portion	6,483	2,790
Accounts payable	11,129	7,556
Accrued liabilities	7,269	8,585
Deferred revenue, current portion	1,826	3,674
Capital lease obligations, current portion	512	8,662
Restructuring liability, current portion	2,397	1,965
Total current liabilities	29,616	41,624
Notes payable, less current portion	12,031	2,275
Deferred revenue, less current portion	421	316
Capital lease obligations, less current portion	806	10,467
Restructuring liability, less current portion	5,756	5,731
Deferred rent	5,781	4,902
Total liabilities	54,411	65,315
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, 0 and 1,751 shares outstanding, respectively	—	51,841
Common stock, $0.001 par value, 600,000 shares authorized, 338,148 and 228,751 shares issued and outstanding, respectively	338	229
Additional paid-in capital	967,951	855,240
Accumulated deficit	(855,148)	(837,086)
Accumulated items of other comprehensive income	597	300
Total stockholders’ equity	113,738	70,524
Total liabilities and stockholders’ equity	$168,149	$135,839

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003 (restated)	2002 (restated)
Revenue	$144,546	$138,580	$132,487

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization, shown below	76,990	78,200	85,734
Customer support	10,180	9,483	12,913
Product development	6,412	6,982	7,447
Sales and marketing	23,411	21,491	21,641
General and administrative	24,772	16,711	20,907
Depreciation and amortization	15,461	33,869	49,659
Amortization of other intangible assets	579	3,352	5,626
Amortization of deferred stock compensation	—	390	260
Pre-acquisition liability adjustment	—	(1,313)	—
Lease termination expense	—	—	804
Restructuring costs (benefit)	3,644	1,084	(2,857)
(Gain) loss on disposals of property and equipment	(3)	(53)	3,722
Total operating costs and expense	161,446	170,196	205,856
Loss from operations	(16,900)	(31,616)	(73,369)
Other expense (income):
Interest expense	1,981	2,981	2,677
Interest income	(665)	(823)	(1,622)
Other (income) expense, net	(154)	827	1,244
Total other expense	1,162	2,985	2,299
Net loss	(18,062)	(34,601)	(75,668)

Less deemed dividend related to beneficial conversion feature	—	(34,576)	—
Net loss attributable to common stockholders	$(18,062)	$(69,177)	$(75,668)
Basic and diluted net loss per share	$(0.06)	$(0.40)	$(0.49)
Weighted average shares used in computing basic and diluted net loss per share	287,315	174,602	155,545

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
From January 1, 2002 to December 31, 2004
(In thousands)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2002	—	$—	151,294	$151	$794,459	$(4,371)	$(724,077)	$7	$66,169
Cumulative effect on prior years of restatement	—	—	—	—	—	—	(2,740)	—	(2,740)
Balance, January 1, 2002 (as restated)	—	—	151,294	151	794,459	(4,371)	(726,817)	7	63,429
Net loss (as restated)	—	—	—	—	—	—	(75,668)	—	(75,668)
Realized loss on investments	—	—	—	—	—	—	—	(7)	(7)
Unrealized gain on investments	—	—	—	—	—	—	—	149	149
Comprehensive loss (as restated)									(75,526)

Amortization of deferred stock compensation	—	—	—	—	(2,668)	2,928	—	—	260
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(1,047)	1,047	—	—	—
Exercise of options and warrants, including the Employee Stock Purchase Plan	—	—	3,514	4	971	—	—	—	975
Conversion of Series A preferred stock to common stock	—	—	5,174	5	6,518	—	—	—	6,523
Issuance and exercise of warrants to purchase common stock to non-employees	—	—	112	—	111	—	—	—	111
Balance, December 31, 2002 (as restated)	—	—	160,094	160	798,344	(396)	(802,485)	149	(4,228)
Net loss (as restated)	—	—	—	—	—	—	(34,601)	—	(34,601)
Unrealized gain on investments	—	—	—	—	—	—	—	151	151
Comprehensive loss (as restated)									(34,450)
Conversion of Series A convertible preferred stock into common stock before reclassification to stockholders’ equity	—	—	953	1	1,201	—	—	—	1,202
Reclassification of preferred stock to stockholders’ equity	2,888	78,589	—	—	—	—	—	—	78,589
Conversion of Series A convertible preferred stock into common stock after reclassification to stockholders’ equity	(1,483)	(40,338)	49,668	50	40,288	—	—	—	—
Amortization of deferred stock compensation and reversal for terminated employees	—	—	—	—	(6)	396	—	—	390
Exercise of options and warrants, including the Employee Stock Purchase Plan	—	—	3,689	4	2,084	—	—	—	2,088
Issuance of common stock to non-employees	—	—	12,926	13	11,480	—	—	—	11,493
Issuance of stock in conjunction with acquisitions	346	13,590	1,421	1	1,849	—	—	—	15,440
Record embedded beneficial conversion feature charge related to Series A preferred stock	—	(34,576)	—	—	34,576	—	—	—	—
Amortize deemed dividend related to beneficial conversion feature	—	34,576	—	—	(34,576)	—	—	—	—
Balance, December 31, 2003 (as restated)	1,751	51,841	228,751	229	855,240	—	(837,086)	300	70,524
Net loss	—	—	—	—	—	—	(18,062)	—	(18,062)
Unrealized gain on investments	—	—	—	—	—	—	—	297	297
Comprehensive loss									(17,765)
Conversion of Series A convertible preferred stock into common stock after reclassification to stockholders’ equity	(1,751)	(51,841)	58,994	59	51,782	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	40,250	40	55,892	—	—	—	55,932
Exercise of options and warrants, including the Employee Stock Purchase Plan	—	—	10,153	10	5,037	—	—	—	5,047
Balance, December 31, 2004	—	$—	338,148	$338	$967,951	$—	$(855,148)	$597	$113,738

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003 (restated)	2002 (restated)
Cash flows from operating activities:
Net loss	$(18,062)	$(34,601)	$(75,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,040	37,221	55,285
(Gain) loss on disposal of property and equipment	(3)	(53)	3,722
Provision for doubtful accounts	2,415	2,435	1,902
Loss on equity-method investment	390	827	1,244
Non-cash interest expense on capital lease obligations	904	1,304	702
Non-cash restructuring costs (adjustments)	—	—	(3,678)
Non-cash changes in deferred rent	879	915	876
Pre-acquisition liability adjustment	—	(1,313)	—
Non-cash compensation expense	—	390	260
Other, net	176	—	474
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,771)	(2,704)	(2,385)
Inventory, prepaid expense and other assets	1,633	2,583	712
Accounts payable	851	(5,941)	(802)
Accrued liabilities	(1,316)	(1,115)	(3,857)
Deferred revenue	(1,743)	(4,461)	(4,335)
Accrued restructuring	457	(6,662)	(14,783)
Net cash flows used in operating activities	(1,150)	(11,175)	(40,331)
Cash flows from investing activities:
Purchases of property and equipment	(13,066)	(3,799)	(8,632)
Proceeds from disposal of property and equipment	51	—	434
Reduction of restricted cash	49	2,053	379
Purchase of investments in marketable securities	(16,753)	—	—
Redemption of investments	—	—	18,747
Investment in equity-method investee	—	—	(1,347)
Net cash received from acquired businesses	—	2,307	—
Other, net	60	—	—
Net cash flows (used in) provided by investing activities	(29,659)	561	9,581
Cash flows from financing activities:
Change in revolving credit facility	(8,392)	(1,608)	5,000
Proceeds from notes payable	17,500	—	—
Principal payments on notes payable	(4,051)	(4,645)	(3,420)
Payments on capital lease obligations	(20,289)	(2,801)	(10,248)
Proceeds from issuance of common stock, net of issuance costs	55,932	9,299	698
Proceeds from exercise of stock options and warrants	5,047	4,035	388
Net cash flows provided by (used in) financing activities	45,747	4,280	(7,582)
Net increase (decrease) in cash and cash equivalents	14,938	(6,334)	(38,332)
Cash and cash equivalents at beginning of period	18,885	25,219	63,551
Cash and cash equivalents at end of period	$33,823	$18,885	$25,219

INTERNAP NETWORK SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2004	2003 (restated)	2002 (restated)
Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$1,767	$1,170	$2,125

Purchase of property and equipment financed with capital leases	1,597	125	930

Change in accounts payable attributable to purchases of property and equipment	(2,733)	(7)	(991)

Conversion of preferred stock to common stock	51,841	41,540	6,523

Value of stock issued for acquisitions	—	15,440	—

Issuance of stock related to capital lease amendment	—	250	—

Non-cash adjustment to fixed assets and capital leases due to restructuring of capital lease obligation	—	—	3,710

Equipment note transferred from revolving credit facility	—	—	5,000

Prepayment of future lease obligation via note payable	—	—	3,300

Accrued expense transferred to a note payable	—	—	1,838

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol, virtual private networks and supply chain management. We deliver services through our 34 network access points, which feature multiple direct high-speed connections to major Internet networks.

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

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 34 network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of December 31, 2004, our 34 network access points were located in 16 metropolitan areas in the United States as well as London, England and, through our joint venture with NTT-ME Corp., in Tokyo, Japan.

Through our acquisitions of netVmg, Inc. and Sockeye Networks, Inc. in 2003, we have extended the reach of our high performance connectivity capabilities from our network access points to the customer’s premises through a hardware and software route optimization product we refer to as our Flow Control Platform solution. This product enables customers to manage Internet traffic cost, performance and operational decisions directly from their corporate locations. Our Flow Control Platform solution is designed for large businesses that choose either to manage their Internet services with in-house information technology expertise or outsource these services to us.

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

We have experienced significant net operating losses since inception. During 2004, we incurred net losses of $18.1 million and used $1.2 million of net cash in operating activities. As of December 31, 2004, we have an accumulated deficit of $855.1 million. We have taken various steps to control our costs, including decreasing the size of our workforce, terminating certain real estate leases and commitments, making process enhancements and renegotiating network contracts for more favorable pricing and terms.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and estimated offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation. An aggregate of 1.7 million shares of convertible preferred stock with a recorded value of $49.6 million was converted into 56.2 million shares of common stock upon the mandatory conversion. Accordingly, the Company had no shares of series A convertible preferred stock outstanding subsequent to the mandatory conversion. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

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

Restatement of Prior Financial Information

During the course of reviewing its accounting practices with respect to leasing transactions, the Company discovered certain errors relating to accounting for leases, restructuring expense, leasehold improvements and other related matters. On February 23, 2005, Company management and the Audit Committee of the Board of Directors concluded that the Company’s historical financial statements for the years ended December 31, 2003 and 2002 should be restated. Management assessed the impact of each of the resulting errors on the historical financial statements individually and in the aggregate and concluded that it was necessary to restate the Company’s financial statements for all periods effected by the errors. As a result, the Company restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002. The December 31, 2002 financial statements also include the cumulative effect of the restatement as of January 1, 2002.

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases,” Financial Accounting Standards Board Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases” and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. In addition, the Company determined the restructuring charge previously recorded in 2001 was overstated as a result of deferred rent not previously recognized on leases that were restructured.  Additionally, the restructuring benefit recorded in 2002 related to a lease coming out of restructuring was overstated as a result of deferred rent not previously recognized. The Company has also corrected this item to properly reflect the restructuring charge. The effect of these corrections increased the net loss as follows (in thousands, except for per share amounts):

	Year Ended December 31,
	2003	2002
Straight-line rent	$915	$876
Rent expense improperly charged to restructuring reserve	584	501
Reduction in restructuring benefit due to straight-line rentals	—	924

	$1,499	$2,301

Increase in basic and diluted net loss per share	$0.01	$0.01

Lease classification

One of the Company’s facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease reduced the net loss by $0.3 million, or less than $0.01 per share for each of the years ended December 31, 2003 and 2002.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased the net loss for the year ended December 31, 2003 by $0.2 million, or less than $0.01 per share and for the year ended December 31, 2002 by $1.2 million, or approximately $0.01 per share.

Other undepreciated assets

Management also identified $0.4 million of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss by $0.1 million, or less than $0.01 per share for each of the years ended December 31, 2003 and 2002.

The following schedule reconciles net loss for the years ended December 31, 2003 and 2002, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of errors described above (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002
Net loss, as previously reported	$(33,038)	$(72,345)
Straight-line rent and restructuring	(1,499)	(2,301)
Lease classification	273	290
Leasehold improvements	(196)	(1,218)
Other undepreciated assets	(141)	(94)
Total net adjustments	(1,563)	(3,323)
Net loss, as restated	$(34,601)	$(75,668)

Basic and diluted net loss per share, as previously reported	$(0.39)	$(0.47)
Effect of adjustments	(0.01)	(0.02)
Basic and diluted net loss per share, as restated	$(0.40)	$(0.49)

As a result of correcting the errors, the Company’s financial results have been adjusted as follows (dollars in thousands, except per share data):

	2003 As Previously Reported	Restatement	Reclassification(1)	2003 As Restated
Balance Sheet
Property and equipment, net	$59,337	$(6,612)	$—	$52,725
Total assets	142,451	(6,612)	—	135,839
Capital lease obligations, current portion	8,770	(108)	—	8,662
Restructuring liability, current portion	1,965	1,290	—	3,255
Total current liabilities	41,732	1,182	—	42,914
Capital lease obligations, less current portion	15,537	(5,070)	—	10,467
Deferred rent	—	4,902	—	4,902
Total liabilities	64,301	1,014	—	65,315
Accumulated deficit	(829,460)	(7,626)	—	(837,086)
Total stockholders’ equity	78,150	(7,626)	—	70,524
Total liabilities and stockholders’ equity	142,451	(6,612)	—	135,839

Statement of Operations
Direct cost of revenue	75,730	2,598	(128)	78,200
Customer support	9,045	81	357	9,483
Product development	6,923	26	33	6,982
Sales and marketing	18,429	47	3,015	21,491
General and administrative	20,032	(44)	(3,277)	16,711
Depreciation and amortization	33,892	(23)	—	33,869
Total operating costs and expenses	167,511	2,685	—	170,196
Loss from operations	(28,931)	(2,685)	—	(31,616)
Interest expense, net	3,280	(1,122)	—	2,158
Total other expense	4,107	(1,122)	—	2,985
Net loss	(33,038)	(1,563)	—	(34,601)
Net loss attributable to common stockholders	(67,614)	(1,563)	—	(69,177)
Basic and diluted net loss per share	(0.39)	(0.01)	—	(0.40)

__________________
(1)
During 2003, the Company classified certain facilities costs related to functional areas and costs of certain sales departments as general and administrative expenses. The Company has reclassified these amounts to the correct functional area for consistent presentation.

	2002 As Previously Reported	Restatement	2002 As Restated
Statement of Operations
Direct cost of revenue	$83,207	$2,527	$85,734
General and administrative	20,848	59	20,907
Depreciation and amortization	49,600	59	49,659
Restructuring costs (benefits)	(3,781)	924	(2,857)
Loss on disposals of property and equipment	2,829	893	3,722
Total operating costs and expenses	201,394	4,462	205,856
Loss from operations	(68,907)	(4,462)	(73,369)
Interest expense, net	2,194	(1,139)	1,055
Total other expense	3,438	(1,139)	2,299
Net loss	(72,345)	(3,323)	(75,668)
Basic and diluted net loss per share	(0.47)	(0.02)	(0.49)

The cumulative effect of the adjustments for all years prior to 2002 was $2.7 million, which was recorded as an adjustment to opening stockholders’ equity at January 1, 2002. The resulting adjustments were all non-cash and had no impact on the Company’s total cash flows, cash position or revenue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Internap and all majority owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Estimates and assumptions

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, cost-basis investments, intangible assets, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

At December 31, 2004 and 2003, we had placed $76,000 and $125,000 respectively, in restricted cash accounts to collateralize letters of credit with financial institutions. These amounts are reported separately as restricted cash and are classified as current or non-current assets, based on their respective maturity dates.

Investments in marketable securities

Marketable securities include high credit quality corporate debt securities and U.S Government Agency debt securities. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company’s marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other interest income (expense), net in the consolidated statement of operations.

Other Investments

We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred based on available data, the cost basis is reduced and an investment loss is recorded. We have a $1.2 million equity investment at December 31, 2004 in Aventail Corporation (“Aventail”), an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. The carrying value of our investment in Aventail is recorded in non-current investments in the accompanying consolidated balance sheet.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2004, we have a single investment that qualifies for equity method accounting, our joint venture with NTT-ME Corporation of Japan. We record our proportional share of the losses of our investee one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of the investee’s losses as a component of loss on investment on the consolidated statements of operations.

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company currently invests the majority of its cash in money market funds and maintains them with financial institutions with high credit ratings. The Company also invests in debt instruments of the U.S. government and its agencies and corporate issuers with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash, cash equivalents or marketable securities.

Inventory

Inventory is carried at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the production of our Flow Control Platform solution.

Fair value of financial instruments

Our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, capital lease obligations, and our revolving credit facility are carried at cost. The cost of our short-term financial instruments approximate fair value due to their relatively short maturities. Our marketable investments are designated as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. The carrying value of our long-term financial instruments, including notes payable and capital lease obligations, approximate fair value as the interest rates approximate current market rates of similar debt obligations.

The Company evaluates its outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of each customer. Based on this evaluation, the Company records an allowance for accounts receivable that are estimated to not be collectible.

Property and equipment

Property and equipment are carried at original acquisition cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. Estimated useful lives used for network equipment are three years; furniture, equipment and software are three to seven years; and leasehold improvements are seven years or over the lease term, depending on the nature of the improvement, but in no event beyond the lease term. The duration of lease obligations and commitments range from 24 months for certain networking equipment to 240 months for certain facility leases. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from disposals of property and equipment are charged to operations.

Leases and leasehold improvements

We record leases as capital or operating leases and account for leasehold improvements in accordance with SFAS No. 13, “Accounting for Leases” and related literature. Rent expense for operating leases is recorded in accordance with FASB Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases.” This FTB requires lease agreements that include periods of free rent, specific escalating lease payments, or both, to be recorded on a straight-line or other systematic basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent in non-current liabilities in the consolidated balance sheets.

Costs of computer software development

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain direct costs incurred developing internal use software. We capitalized $1.9 million and $1.3 million in internal software development costs for the years ended December 31, 2004 and 2002. We did not capitalize any costs during the year ended December 31, 2003. The Company has not internally-developed any significant software to be sold, leased or otherwise marketed.

Product development costs

Product development costs are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Such costs that do not qualify for capitalization are expensed as incurred. Research and development costs, which are included in product development cost, primarily consist of compensation related to our development and enhancement of Internet Protocol Routing Technology and are expensed as incurred. Research and development costs were $2.4 million, $1.5 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill and other intangible assets

Goodwill and other intangible assets consist of goodwill, covenants not to compete and developed technology recorded as a result of our acquisitions of VPNX.com, Inc, netVmg Inc., and Sockeye Networks Inc. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” during 2002. Accordingly, effective January 1, 2002, goodwill is not being amortized and is being reviewed for impairment on an annual basis, or more frequently if indications of impairment arise. We have determined that the remainder of our intangible assets have finite lives and we have recorded these assets at cost less accumulated amortization. Intangibles, other than goodwill, are being amortized on a straight-line basis over the economic useful life of the assets, generally three to seven years, except $0.4 million of capitalized patent costs, which are being amortized over 15 years.

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

Stock-based compensation

As of December 31, 2004, we had eight stock-based employee compensation plans, which are described more fully in note 15. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31, (in thousands, except per share amounts)
	2004	2003 (restated)	2002 (restated)
Net loss, as reported	$(18,062)	$(34,601)	$(75,668)
Add: stock-based employee compensation expense included in reported net loss	—	390	260
Adjust: total stock-based employee compensation (expense) benefit determined under fair value based method for all awards	(15,364)	(8,362)	37,577
Pro forma net loss	$(33,426)	$(42,573)	$(37,831)
Loss per share:
Basic and diluted—as reported	$(0.06)	$(0.40)	$(0.49)
Basic and diluted—pro forma	$(0.12)	$(0.44)	$(0.24)

The $15.4 million and $8.4 million increases and $37.6 million reductions to the pro forma employee compensation expense during 2004, 2003 and 2002, respectively, were inclusive of reductions for the effect related to options cancelled as a result of employee terminations, offset by amortization of compensation determined under the fair-value based method.

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

We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Contracts and sales or purchase orders are used to determine the existence of an arrangement. We test for availability or use shipping documents when applicable to verify delivery of our product or service. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Deferred revenue consists of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period. Revenue associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship, as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis (generally two years). Deferred post-contract customer support (“PCS”) associated with sales of our Flow Control Platform solution and similar products are amortized ratably over the contract period (generally one year).

We routinely review the creditworthiness of our customers routinely. If we determine that collection of service revenue is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on management’s best understanding of our customers’ ability to pay. Customers’ ability to pay takes into consideration payment history, legal status (i.e., bankruptcy), and the status of services being provided by the Company.  Once all collection efforts have been exhausted, we write the uncollectible balance off against the allowance for doubtful accounts. We also estimate a reserve for sales adjustments, which reduces net accounts receivable and revenue. The reserve for sales adjustments is based upon specific and general customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer’s credit risk, additional allowances may be required.

Advertising costs

We expense all advertising costs as they are incurred. Advertising costs for 2004, 2003 and 2002 were $1.3 million, $0.9 million and $0.6 million, respectively.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less the weighted average number of unvested shares of common stock issued that are subject to repurchase. We have excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented.

	Year Ended December 31, (in thousands, except per share amounts)
	2004	2003 (restated)	2002 (restated)
Net loss	$(18,062)	$(34,601)	$(75,668)
Less deemed dividend related to beneficial conversion feature	—	(34,576)	—
Net loss attributable to common stockholders	$(18,062)	$(69,177)	$(75,668)
Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	287,315	174,602	155,545
Basic and diluted net loss per share	$(0.06)	$(0.40)	$(0.49)
Anti-dilutive securities not included in diluted net loss per share calculation:
Series A Convertible preferred stock	—	58,994	63,281
Options to purchase common stock	43,949	39,161	23,321
Warrants to purchase common stock	14,998	17,133	17,327
	58,947	115,288	103,929

Segment information

We use the management approach for determining which, if any, of our products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment. Through December 31, 2004, product revenue was not significant nor were long-lived assets located and revenue generated outside the United States.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. The Company will adopt the provisions of SFAS No. 123(R) on July 1, 2005 using the modified prospective application. Accordingly, the Company will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after July 1, 2005. Compensation cost for the unvested portion of awards that are outstanding as of July 1, 2005 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning July 1, 2005.

We estimate that the effect on net income or loss and income or loss per share in the periods following adoption of SFAS No. 123(R) will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). However, the actual effect on net income or loss and earnings or loss per share will vary depending upon the number of options granted in 2005 compared to prior years and the number of shares purchased under the Employee Stock Purchase Plan. Further, we have not yet determined the actual model we will use to calculate fair value.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity or cash flows.

3.	IMPAIRMENT AND RESTRUCTURING COSTS

Due principally to overcapacity created in the Internet connectivity and Internet Protocol services markets, the Company implemented various restructuring actions in 2001 and 2002. In 2001, the Company exited certain non-strategic real estate lease and license arrangements, consolidated and exited redundant network connections and streamlined the operating cost structure. During 2002, the Company incurred additional restructuring charges, primarily comprised of real estate obligations related to a decision to relocate the corporate office from Seattle, Washington to an existing leased facility in Atlanta, Georgia, net asset write-downs related to the departure from the Seattle office and costs associated with further personnel reductions. The 2002 restructuring and asset impairment charge of $7.6 million was partially offset by a $6.3 million adjustment resulting from the decision to utilize the Atlanta facility as our corporate office. The previously unused space in the Atlanta location had been accrued as part of the restructuring liability established during fiscal year 2001. Included in the $7.6 million 2002 restructuring charge was $1.1 million of personnel costs related to a reduction in force of 145 employees. This represents employee severance payments made during 2002.

For the year ended December 31, 2003, we incurred $1.1 million in restructuring costs which primarily represented retention bonuses and moving expense related to the relocation of our corporate office to Atlanta, Georgia. We continue to evaluate our restructuring reserve as plans are being executed, which could result in additional charges in future periods.

During the quarter ended September 30, 2004, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring in 2001, and the last of our restructured network infrastructure obligations was terminated. In conjunction with these activities, a comprehensive analysis of the remaining accrued restructuring liability was performed resulting in a net increase of $3.6 million to the restructuring liability. The adjustment is reflected in restructuring costs in the accompanying statement of operations. The net adjustment resulted from an increase of $5.3 million relating to real estate obligations offset by a reduction of $1.7 million pertaining to network infrastructure and other obligations.

Initially in 2001, real estate related restructuring charges of $43.0 million were recorded based upon an estimate of sublease rates and an estimated time to sublease the facilities. The original estimates projected vacant or below-cost sublease rentals for up to five years and assumed favorable or break-even terms after five years. The current analysis concluded that the facilities remaining in the restructuring accrual are taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceed the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015. All of these leases arose from the Company’s 2000 acquisition of CO Space. The network infrastructure obligations represented amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated. During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for these obligations from $1.7 million to zero.

Cash reductions in the following tables have been restated to correct for amounts incorrectly recorded against the restructuring liability as discussed in Note 1.  Non-cash plan adjustments have been restated to correct for the effect of recording the deferred rent liability related to the Atlanta location coming out of restructuring as discussed in Note 1.

The following table displays the activity and balances for restructuring and asset impairment activity for 2002 (in thousands):

	December 31, 2001 Restructuring Liability (restated)	Restructuring and Impairment Charge	Cash Reductions (restated)	Non-cash Write Downs	Non-cash Plan Adjustments (restated)	December 31, 2002 Restructuring Liability (restated)

Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$34,877	$—	$(10,512)	$(1,645)	$(12,401)	$10,319
Network infrastructure obligations	2,685	—	(1,388)	—	—	1,297
Other	1,904	—	(896)	—	—	1,008
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	—	2,200	(400)	—	—	1,800
Personnel	—	1,060	(1,060)	—	—	—
Other	—	212	(112)	—	—	100
Total	39,466	3,472	(14,368)	(1,645)	(12,401)	14,524
Net asset write-downs for 2002 restructuring charge	—	4,100	—	(4,239)	—	(139)
Total	$39,466	$7,572	$(14,368)	$(5,884)	$(12,401)	$14,385

Of the $3.5 million recorded during 2002 as restructuring reserves, $0.2 million related to the direct cost of revenue and $3.3 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2003 (in thousands):

	December 31, 2002 Restructuring Liability (restated)	Restructuring Charge	Cash Reductions (restated)	December 31, 2003 Restructuring Liability (restated)
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$10,319	$—	$(4,476)	$5,843
Network infrastructure obligations	1,297		(172)	1,125
Other	1,008	—	(141)	867
Restructuring costs activity for 2002 restructuring charge—
Real estate obligations	1,800	—	(1,800)	—
Personnel	—	1,084	(1,084)	—
Other	100	—	(100)	—
Total	14,524	1,084	(7,773)	7,835
Net asset write-downs for 2002 restructuring charge	(139)	—	—	(139)
Total	$14,385	$1,084	$(7,773)	$7,696

The $1.1 million recorded during 2003 as restructuring reserves related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2004 (in thousands):

	December 31, 2003 Restructuring Liability (restated)	Additional Restructuring Charges	Cash Reductions	December 31, 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge—
Real estate obligations	$5,843	$5,323	$(3,013)	$8,153
Network infrastructure obligations	1,125	(951)	(174)	—
Other	867	(867)	—	—
Total	7,835	3,505	(3,187)	8,153
Net asset write-downs for 2002 restructuring charge	(139)	139	—	—
Total	$7,696	$3,644	$(3,187)	$8,153

Of the $5.3 million recorded during 2004 as additional real estate restructuring charges, $3.0 million related to the direct cost of revenue and $2.3 million related to general and administrative costs.

4.	BUSINESS COMBINATIONS

On October 1, 2003, we completed our acquisition of netVmg, Inc. (“netVmg”) which enables customers to manage Internet traffic cost, performance and operations decisions directly from their corporate locations. The acquisition was recorded using the purchase method of accounting under SFAS No. 141, “Business Combinations.” The aggregate purchase price of the acquired company, plus related charges, was $13.7 million and was comprised of 0.3 million shares of our preferred stock, acquisition costs and warrants to purchase 1.5 million shares of our common stock.

The purchase price allocation for netVmg is as follows (in thousands):

Cash acquired	$1,443
Restricted cash	105
Inventory	421
Property and equipment	531
Other tangible assets	80
Tangible assets acquired	2,580
Product technology	3,311
Goodwill	8,216
Intangible assets acquired	11,527
Total assets acquired	$14,107
Acquisition expense incurred	$79
Liabilities assumed	438
Value of stock issued	13,590
Total liabilities assumed and preferred stock issued	$14,107

On October 15, 2003, we completed our acquisition of Sockeye Networks, Inc., (“Sockeye”). The acquisition was recorded using the purchase method of accounting under SFAS No. 141. The aggregate purchase price of the acquired company, plus related charges, was $1.9 million and was comprised of 1,420,775 shares of our common stock and acquisition costs.

The purchase price allocation for Sockeye is as follows (in thousands):

Cash acquired	$864
Restricted cash	20
Property and equipment	291
Other tangible assets	109
Tangible assets acquired	1,284
Goodwill	926
Total assets acquired	$2,210
Acquisition expense incurred	$79
Liabilities assumed	281
Value of stock issued	1,850
Total liabilities assumed and common stock issued	$2,210

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

As part of our acquisition of CO Space on June 20, 2000, we recorded a pre-acquisition liability of $1.3 million for network equipment purchased by CO Space. During 2003, we reevaluated the likelihood of settling the liability related to this equipment and concluded that a contingent obligation no longer exists. Therefore, the liability was eliminated resulting in a one-time reduction in costs and expense of $1.3 million.

5.	INVESTMENTS

On April 10, 2001, we announced the formation of a joint venture with NTT-ME Corporation of Japan. The formation of the joint venture involved our cash investment of $2.8 million to acquire 51% of the common stock of the newly formed entity, Internap Japan. We are unable to assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated (due to certain minority interest protections afforded to our joint venture partner, NTT-ME Corporation). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and consistent with EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

During the year ended December 31, 2002, the joint venture authorized a capital call pursuant to which we invested an additional $1.3 million and maintained our 51% ownership interest. We recognized our proportional share of Internap Japan’s losses totaling $1.2 million and recorded an unrealized translation gain of $149,000, resulting in a net investment balance of $1.9 million at December 31, 2002. During the year ended December 31, 2003, we recognized our proportional share of Internap Japan’s losses totaling $0.8 million and recorded an unrealized translation gain of $151,000, resulting in a net investment balance of $1.2 million at December 31, 2003. During the year ended December 31, 2004, we recognized our proportional share of Internap Japan’s losses totaling $0.4 million and recorded an unrealized translation gain of $55,000, resulting in a net investment balance of $0.9 million at December 31, 2004.

We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Aventail is a privately held enterprise for which no active market for its securities exists. During 2001, we concluded based on available information, specifically Aventail’s most recent round of financing, that our investment in Aventail had experienced a decline in value that was other than temporary. As a result, during 2001 we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 31, 2004.

Investments in marketable securities include high credit quality corporate debt securities and U.S Government Agency debt securities. These investments are classified as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income.

Investments consist of the following (in thousands):

	As of December 31, 2004
	Cost Basis	Unrealized Gain (Loss)	Recorded Value
Short-term investments in marketable securities	$12,083	$79	$12,162
Investments in marketable securities, non-current	4,671	(15)	4,656
Equity-method investments	505	356	861
Cost basis investments	1,176	—	1,176
	$18,435	$420	$18,855

	As of December 31, 2003
	Cost Basis	Unrealized Gain	Recorded Value
Equity-method investments	$895	$300	$1,195
Cost basis investments	1,176	—	1,176
	$2,071	$300	$2,371

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003 (restated)
Network equipment	$95,149	$48,117
Network equipment under capital lease	1,596	37,075
Furniture, equipment and software	32,319	27,549
Furniture, equipment and software under capital lease	—	4,434
Leasehold improvements	63,314	63,338
Property and equipment, gross	192,378	180,513
Less: Accumulated depreciation and amortization ($310 and $37,849 related to capital leases at December 31, 2004 and 2003, respectively)	(138,000)	(127,788)
Property and equipment, net	$54,378	$52,725

Assets under capital leases are pledged as collateral for the underlying lease agreements. Assets not under lease are pledged as collateral under our revolving credit facility or notes payable facilities.

On September 30, 2004, management negotiated the buy-out of all remaining lease schedules under a Master Lease Agreement with our primary supplier of network equipment for $19.7 million (note 10). This purchase resulted in a $35.5 million transfer from network equipment under capital lease to network equipment and a transfer of $35.3 million of accumulated amortization under capital lease to accumulated depreciation. During the year ended December 31, 2002, the Company entered into a similar amendment to the same master lease agreement purchasing a portion of our leased network equipment for $5.8 million. This purchase resulted in a $23.7 million transfer from network equipment under capital lease to network equipment and a transfer of $19.6 million of accumulated amortization under capital lease to accumulated depreciation.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test as of August 1 of each calendar year. With the assistance of a third party valuation expert, the Company estimated the fair value of its reporting units utilizing a discounted cash flow method. Based on the results of these analyses the Company’s goodwill was not impaired as of August 1, 2004.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by us. As of December 31, 2004 and 2003, the recorded amount of goodwill totaled $36.3 million and $36.2 million, respectively.

Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expense. We will perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142 “Goodwill and Other Intangible Assets.”

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$14,518	$(14,234)	$14,518	$(14,207)
Technology based	5,911	(3,297)	5,911	(2,734)
	$20,429	$(17,531)	$20,429	$(16,941)

Amortization expense for identifiable intangible assets during 2004, 2003 and 2002 was $0.6 million, $3.4 million and $5.6 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,
2005	$578
2006	545
2007	443
2008	443
2009	443
Thereafter	446
$2,898

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Taxes	$4,051	$2,206
Compensation payable	1,225	1,791
Network commitments	608	2,616
Insurance payable	303	830
Other	1,082	1,142
	$7,269	$8,585

9.	REVOLVING CREDIT FACILITY AND NOTES PAYABLE

Revolving credit facility and notes payable consist of the following (in thousands):

	December 31,
	2004	2003
Revolving credit facility	$—	$8,392
Notes payable to financial institutions	18,073	3,349
Notes payable to vendors	441	1,716
	$18,514	$13,457

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

The new term loan has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at December 31, 2004 was $16.4 million. The loan was used to purchase assets recorded as capital leases under a master agreement with our primary supplier of networking equipment (note 10).

Availability under the revolving credit facility, including the $5.0 million term loan, is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. At December 31, 2004, the balance outstanding under the $5.0 million term loan was $1.7 million along with $1.5 million of letters of credit issued, and we had available $11.8 million in borrowing capacity under the revolving credit facility. As of December 31, 2004, the interest rate under the $5.0 million term loan was fixed at 8.0%. This credit facility expires on September 29, 2005. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms.

The credit facility contains certain covenants, including the maintenance of a minimum quick ratio not less than 1.50 to 1, minimum cash EBITDA, as defined in the credit facility, through certain pre-determined periods and restrictions on our ability to incur further indebtedness. As of December 31, 2004, the Company was in violation of a loan covenant requiring minimum Cash EBITDA, as defined, and subsequently received a formal waiver from the bank. The violation was primarily the result of (1) higher than anticipated capital expenditures in the quarter ended December 31, 2004 relating to facility and data center expansion and (2) to a lesser extent, the subsequent impact of the restatement on the minimum Cash EBITDA calculation.

The Company was also in violation of a loan covenant requiring minimum Cash EBITDA, as defined, for the quarter ended September 30, 2004, and subsequently received a formal waiver from the bank. The violation resulted from the restructuring charge that caused the minimum Cash EBITDA for that period to be less than the level required under the credit facility.

In addition, subsequent to filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, management became aware of information that the Company was not in compliance with certain non-financial reporting covenants for the May 31, 2004 and June 30, 2004 reporting periods. Management promptly responded and corrected the violation within the specified cure period and received a formal waiver in conjunction with the September 30, 2004 amended credit facility with Silicon Valley Bank.

During 2002, we completed negotiations with a colocation space provider that resulted in a reduction of the periodic rents paid to the provider for 36 months in exchange for a $2.7 million note payable in quarterly installments over 36 months. The note bears interest at a rate of 5.5% and is secured by leasehold improvements, equipment, and customer revenue at one of our network access points. The note payable was recorded with an equal prepaid asset that is being amortized to direct cost of revenue over 36 months. Outstanding borrowings under this note were $0.4 million and $1.3 million at December 31, 2004 and 2003, respectively. In addition, two other installment notes with vendors having a combined outstanding balance of $0.4 million were paid-off in 2004.

Maturities of notes payable at December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$6,483
2006	4,375
2007	4,375
2008	3,281
Total maturities and principal payments	18,514
Less: current portion	(6,483)
Notes payable, less current portion	$12,031

The carrying value of our notes payable as of December 31, 2004, approximates fair value as the interest rates approximate current market rates of similar debt obligations.

10.	CAPITAL LEASES

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the related lease agreement. On September 30, 2004, management negotiated the buy-out of all remaining lease schedules under a master lease agreement with our primary supplier of network equipment. Under the terms of the buy-out agreement, the Company paid $19.7 million, comprising remaining capital lease obligations as of September 30, 2004, along with end-of-lease asset values and sales tax, resulting in a $2.2 million increase to fixed assets. The $19.7 million buy-out was funded through $2.2 million in cash on hand and the proceeds from the aforementioned $17.5 million term loan from Silicon Valley Bank. As of December 31, 2004, the Company’s other remaining capital lease has an expiration date of June 2007. The lease includes a bargain purchase option allowing us to purchase the equipment at the end of the lease.

An amendment in 2002 of the master lease agreement noted above extended the payment terms and provided for a deferral of lease payments of the underlying lease schedules for a period of 24 months in exchange for a buy-out payment of $12.1 million in satisfaction of the outstanding lease obligation on 14 schedules totaling $6.3 million and for the purchase of the equipment leased under the same schedules totaling $5.8 million.

This extension of payment terms reduced the present value of our future lease payments and, therefore, we reduced our capital lease obligation and the cost basis of our related leased property and equipment by $2.6 million. At December 31, 2003, the capital lease obligation and leased property accounts were reduced by $0.9 million representing the remaining discount. Interest continued to accrue on a periodic basis and added to the capital lease obligation through March 2004, the remaining deferral period.

Future minimum capital lease payments together with the present value of the minimum lease payments are as follows (in thousands):

Years Ending December 31,
2005	$607
2006	607
2007	303
1,517
Less: amounts representing imputed interest	(199)
Present value of minimum lease payments	1,318
Less: current portion	(512)
Capital lease obligations, less current portion	$806

11.	INCOME TAXES

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

A reconciliation of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal income tax benefit at statutory rates	(34)%	(34)%	(34)%
State income tax benefit at statutory rates	(4)	(4)	(4)
Foreign operating losses at statutory rates	—	1	—
Stock compensation expense	—	(1)	—
Other, net	1%	1	—
Change in valuation allowance	37%	37%	38%
Effective tax rate	0%	0%	0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following:

	December 31,
	2004	2003 (restated)
Deferred income tax assets:
Net operating loss carryforwards	$132,181	$123,212
Capital loss carryforwards	5,383	5,446
Investments	1,824	1,824
Restructuring costs	3,098	2,435
Provision for doubtful accounts	402	1,017
Deferred revenue	832	1,491
Accrued compensation	157	144
Property and equipment	23,372	24,532
Deferred rent	2,120	2,353
Other	675	448
	170,044	162,902
Deferred income tax liabilities:
Purchased intangibles	(1,059)	(1,228)
Other	(3)	—
	(1,062)	(1,228)
	168,982	161,674
Valuation allowance	(168,982)	(161,674)
Net deferred tax assets	$—	$—

As of December 31, 2004, we have net operating loss carryforwards and capital loss carryforwards of approximately $554.2 million and $14.0 million, respectively. The net operating loss carryforwards expire during 2012 through 2024. The capital loss carryforwards expire in 2006. Utilization of net operating losses and capital loss carryforwards are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Under this provision, we will be precluded from utilizing approximately $220.3 million of our net operating and capital loss. The occurrence of additional changes in ownership pursuant to Section 382 of the Internal Revenue Code may have the impact of additional limitations on the use of our net operating losses. We have placed a valuation allowance against our deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax asset and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

12.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.2 million, and $0.3 million for 2004 and 2002, respectively. No employer contributions were made during 2003.

13.	COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating leases

We, as lessee, have entered into leasing arrangements relating to office and service point rental space and office equipment that are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2004 (in thousands):

Years Ending December 31,
2005	$13,953
2006	10,633
2007	10,630
2008	9,908
2009	9,826
Beyond 2009	72,684
$127,634

Rent expense was $12.9 million, $13.1 million and $14.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sub-lease income, recorded as a reduction of rent expense, was $0.3 million, $0.3 million, and $0.4 million during the years ended December 31, 2004, 2003, and 2002, respectively.

Service commitments

We have entered into service commitment contracts with Internet network service providers to provide interconnection services and colocation providers to provide space for customers. Minimum payments under these service commitments are as follows at December 31, 2004 (in thousands):

Years Ending December 31,
2005	$21,126
2006	5,692
2007	2,686
2008	2,685
2009	2,298
Beyond 2009	11,525
$46,012

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

In July 2004, the Company received an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of the Company’s state income tax returns for the years 2000-2002. The assessment relates to an unpaid license fee due upon the Company’s entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment as of June 30, 2004, reflected in accrued liabilities and general and administrative expense in the accompanying financial statements as of and for the year ended December 31, 2004. Management continues to believe that any difference between the accrued liability and final resolution of the assessment will not have a negative material impact on the results of operations, financial position or liquidity of the Company.

14.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Convertible preferred stock

Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation. An aggregate of 1.7 million shares of convertible preferred stock with a recorded value of $49.6 million was converted into 56.2 million shares of common stock. Accordingly, as of December 31, 2004, the Company had no shares of series A convertible preferred stock outstanding. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

The series A preferred stock was initially reported as mezzanine financing because holders of the series A preferred stock had rights to receive payment of shares under specific circumstances which were deemed to be outside our control. In July 2003, we amended the deemed liquidation provisions of our charter to eliminate the events that could result in payment to the series A preferred stockholders such that the events giving rise to payment would be within our control. As a result, 2.9 million shares of our series A preferred stock, with a recorded value of $78.6 million, were reclassified from mezzanine financing to stockholders’ equity during 2003.

The August 2003 common stock private placement discussed below resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34.5 million shares. We recorded a deemed dividend of $34.6 million, which is attributable to the additional incremental number of shares the series A preferred stock convertible into common stock. Also as a result of the private placement, under the terms of the common stock warrants issued on September 14, 2001 by us in connection with issuance of the series A preferred stock, the exercise price for the warrants to purchase 17.3 million shares of or common stock was adjusted from $1.48 per share of common stock to $0.95 per share.

During 2003, series A stockholders converted 1.5 million shares of series A preferred stock into 50.6 million shares of common stock at a recorded value of $41.5 million. Including the mandatory conversion on September 14, 2004, 1.8 million shares of series A preferred stock were converted in to 59.0 million shares of common stock at a recorded value of $51.8 million during 2004.

Common Stock

On February 18, 2004, our common stock began trading on the American Stock Exchange, or AMEX, under the symbol “IIP.” We voluntarily delisted our common stock from the NASDAQ SmallCap Market effective February 17, 2004.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and estimated offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include capital investments in our network access point infrastructure and systems, repayment of debt and capital lease obligations and potential acquisitions of complementary businesses or technologies.

On August 22, 2003, we issued 10.65 million shares of our common stock in a private placement at a price of $0.95 per share. We received $9.5 million, net of issuance cost. In addition, in connection with the amendment of one of our equipment leases, we issued 0.2 million shares of common stock to our primary supplier.

On October 15, 2003, in connection with our acquisition of Sockeye and as discussed in note 4, we issued an aggregate of 1.4 million shares of our common stock in a private placement to the stockholders of Sockeye.

Warrants to purchase common stock

As of December 31, 2004, there were warrants outstanding to purchase 15.0 million shares of our common stock at a weighted average exercise price of $0.95 per share.

On September 14, 2001, in conjunction with our series A preferred stock financing, we issued warrants to purchase up to 17.1 million shares of common stock at $1.48256 per share for a period of five years. The value allocated to these warrants was estimated to be $9.3 million based upon the Black-Scholes model. As a result of the private placement of our common stock in August 2003, the exercise price of the warrants was adjusted to $0.95 per share.

On October 20, 2003, we issued warrants to purchase 0.4 million shares of common stock at an exercise price of $0.95 in connection with a private placement of our common stock. These warrants expire on August 22, 2008.

In connection with our acquisition of netVmg Inc., we granted warrants to purchase an aggregate of 1.5 million shares of our common stock to stockholders of netVmg Inc. These warrants are exercisable if netVmg Inc. stockholders participate in a private placement of shares of our common or preferred stock and their participation is in an amount equal to or greater than $4.4 million. Each warrant is exercisable for one share of our common stock at an exercise price of $0.95 per share and expires on October 1, 2006. There was no value allocated to these warrants as of December 31, 2004.

Outstanding warrants to purchase shares of common stock at December 31, 2004, are as follows (shares in thousands):

Year of Expiration	WeightedAverage Exercise Price	Shares
2005	$—	—
2006	0.95	14,657
2007	—	—
2008	0.95	341
		14,998

15.	STOCK-BASED COMPENSATION PLANS

During March 1998, our board of directors adopted the 1998 Stock Options/Stock Issuance Plan (the “1998 Plan”), which provides for the issuance of incentive stock options and non-qualified options to eligible individuals responsible for Internap’s management, growth and financial success. Shares of common stock reserved for the 1998 Plan during March 1998 totaled 8.1 million and were increased to 10.1 million during January 1999. As of December 31, 2004 there were 2.0 million options outstanding and 0.6 million options available for grant pursuant to the 1998 Plan.

During June 1999, our board of directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of incentive stock options and nonqualified stock options to eligible individuals responsible for Internap’s management, growth and financial success. As of December 31, 1999, 13.0 million shares of common stock were reserved for the 1999 Plan. Upon the first nine anniversaries of the adoption date of the 1999 Plan, the number of shares reserved for issuance under the 1999 Plan will automatically be increased by 3.5% of the total shares of common stock then outstanding or, if less, by 6.5 million shares. Accordingly on June 19, 2000 and 2001, the number of shares reserved for the grant of stock options under the 1999 Plan was increased by 4.8 million and 5.3 million shares, respectively. There was no increase to options reserved for issuance under the 1999 Plan during 2002 to 2004. The terms of the 1999 Plan are the same as the 1998 Plan with respect to incentive stock options treatment and vesting. As of December 31, 2004, there were 15.2 million options outstanding and no options available for grant pursuant to the 1999 Plan.

During July 1999, we adopted the 1999 Non-Employee Directors’ Stock Option Plan (the “Director Plan”). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 1.0 million shares of Internap’s common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, 0.5 million fully vested options were granted to existing directors on the effective date of our initial public offering with an exercise price of $10.00 per share. Subsequent to our 1999 initial public offering, initial grants, which are fully vested as of the date of the grant, of 80,000 shares of our common stock are to be made under the Director Plan to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. During December 2003, the number of shares reserved for grant under the Director Plan was increased by 3.0 million shares. As of December 31, 2004, there were 0.9 million options outstanding and 2.9 million options available for grant pursuant to the Director Plan.

During May 2000, we adopted the 2000 Non-Officer Equity Incentive Plan (the “2000 Plan”). The 2000 Plan initially authorized the issuance of 1.0 million shares of our common stock. On July 18, 2000, our board of directors increased the shares reserved under the 2000 Plan to 4.5 million. Under the 2000 Plan, we may grant stock options only to Internap employees who are not officers or directors. Options granted under the 2000 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code. Otherwise, options granted under the 2000 Plan generally will be subject to the same terms and conditions as options granted under the 1999 Plan. As of December 31, 2004, there were 2.8 million options outstanding and 0.8 million options available for grant pursuant to the 2000 Plan.

In connection with the 2000 acquisition of CO Space, we assumed the CO Space, Inc. 1999 Stock Incentive Plan (the “CO Space Plan”). After applying the acquisition conversion ratio, the CO Space plan authorizes the issuance of up to 1.3 million options to purchase shares of Internap’s common stock. As of December 31, 2004, there were 0.3 million options outstanding and 0.8 million options available for grant pursuant to the CO Space Plan.

In connection with the 2000 acquisition of VPNX, we assumed the Switchsoft Systems, Inc. Founders 1996 Stock Option Plan and the Switchsoft Systems, Inc. 1997 Stock Option Plan (the “VPNX Plans”). After applying the acquisition conversion ratio, the VPNX Plans authorize the issuance of up to 0.3 million options to purchase shares of our common stock. As of December 31, 2004, there were 0.2 million options outstanding and no options available for grant pursuant to the VPNX Plans.

On September 10, 2002, we adopted the Internap Network Services Corporation 2002 stock compensation plan (“2002 Plan”). The 2002 Plan provides for the grant of non-qualified stock options to employees and non-employees. A total of 32.0 million shares of our common stock have been reserved for issuance under the 2002 Plan; however, this overall share reserve is reduced by any outstanding options issued under the existing plans discussed above. The maximum number of shares granted to a single participant in any particular year is 10.0 million shares. Also, subject to certain exclusions, the maximum number of awards issued to officers and directors is limited to 50% of the shares eligible for issuance at the time of the award or grant. During December 2003, the number of shares reserved for grant under the 2002 Plan was increased by 21.0 million shares. As of December 31, 2004, there were 22.8 million options outstanding and 3.6 million options available for grant pursuant to the 2002 Plan.

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

Option activity for each of the three years ended 2004 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2001	25,732	$4.21
Granted	11,668	0.60
Exercised	(1,252)	0.25
Cancelled	(12,827)	4.49
Balance, December 31, 2002	23,321	2.43
Granted	25,499	1.22
Exercised	(1,974)	0.89
Cancelled	(7,685)	3.47

Balance, December 31, 2003	39,161	1.52

Granted	16,376	1.74
Exercised	(7,502)	0.57
Cancelled	(4,086)	2.25
Balance, December 31, 2004	43,949	$1.70

The following table summarizes information about options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding		Options Exercisable (Excluding Options Which Shares Would Be Subject to the Company’s Right of Repurchase)
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Prices
$0.03 - $0.43	3,821	7.2	1,805	$0.27
$0.44 - $0.60	7,910	8.1	3,233	0.47
$0.62 - $1.10	5,779	8.1	2,689	0.85
$1.11 - $1.43	5,494	8.2	3,312	1.24
$1.45 - $1.87	5,992	8.9	3,510	1.55
$1.88 - $2.00	7,926	8.9	2,196	2.14
$2.24 - $2.44	6,019	9.1	20	2.43
$2.45 - $69.88	1,008	5.5	954	17.01
$0.03 - $ 69.88	43,949	8.4	17,719	1.70

During July 1999, we adopted the 1999 Employee Stock Purchase Plan (the 1999 “ESPP”). The 1999 ESPP provides a means by which employees may purchase Internap common stock through payroll deductions. The purchase plan is implemented by offering rights to eligible employees. Under the purchase plan, management may specify offerings with duration of not more than 27 months, and may specify shorter purchase periods within each offering. The first offering began on September 29, 1999 and terminated on September 30, 2002. Purchase dates occurred each March 31 and September 30 through March 31, 2004. The plan was suspended at that time. Employees who participate in an offering under the purchase plan may have up to 15% of their earnings withheld. The amount withheld is then used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in an offering at any time during the offering except during the 15-day period immediately prior to a purchase date. Employees’ participation in all offerings ends automatically on termination of their employment with Internap or one of its subsidiaries. A total of 3.0 million shares of common stock have been reserved for issuance pursuant to the 1999 ESPP. Upon the first nine anniversaries of the adoption date of the ESPP, the number of shares reserved for issuance under the ESPP will be increased by 2% of the total number of shares of common stock then outstanding or, if less, by 3.0 million shares. Accordingly, on July 24, 2000 and July 23, 2001, pursuant to the terms of the ESPP, the number of shares reserved for the sale of stock under the ESPP was increased by 1.5 million shares on each date. There was no increase to shares reserved during 2002 to 2004. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. A total of 1.0 million shares were issued under the 1999 ESPP on March 31, 2004.

Effective June 15, 2004, we adopted the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). Purchase dates now occur each June 30 and December 31. The 2004 ESPP operates similarly to the 2002 ESPP with the initial purchase period ending December 31, 2004. A total of 6.0 million shares of common stock have been reserved for issuance pursuant to the 2004 ESPP. A total of 0.5 million shares were issued under the 2004 ESPP on December 31, 2004.

We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if we had accounted for its employee stock options (including ESPP participation) under the fair value method. The fair value of options granted in each year during the three years ended December 31, 2004 (including ESPP participation) was estimated at the date of grant using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk free interest rate	4.27%	4.01%	3.52%
Volatility	142%	144%	100%
Expected life	4 years	4 years	4 years

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

During 2002, primarily related to reductions in our workforce, we cancelled the options of individuals for whom we had recognized deferred stock compensation and had recognized related expense on unvested options using an accelerated amortization method. Accordingly, during the year ended December 31, 2002, we reduced our deferred stock compensation, which would have been amortized to future expense, by $1.0 million, and we reduced our amortization to expense of deferred stock compensation by $2.7 million to record the benefit of previously recognized expense on unvested options.

As of December 31, 2003, the deferred stock compensation related to such options granted during 1998 and 1999 for the total amount of $28.9 million has been entirely written-off to expense. Amortization of deferred stock compensation was $0.4 million and $0.3 million during the years ended December 31, 2003 and 2002, respectively.

16.	RELATED PARTY TRANSACTIONS

As discussed in note 5, we have an investment in Aventail, who is also a customer for colocation and connectivity services. We invoiced Aventail $0.3 million each year, 2002 through 2004. As of December 31, 2004 and 2003, our outstanding receivables balance with Aventail was less than $0.1 million.

In 2003 and 2002, we engaged Korn/Ferry International, a national executive recruiting firm, to assist in the identification and recruitment of senior executives. For 2003 and 2002, we paid Korn/Ferry $3,178 and $262,000, respectively, in connection with executive placements. As of December 31, 2003, the Company had a liability of $75,000 to be paid to Korn/Ferry. Gregory A. Peters, our president and chief executive officer, is the son-in-law of a managing director of Korn/Ferry.

On January 1, 2002, we entered into a consulting agreement with Lyford Cay Securities Corp., an affiliate of one of our stockholders, INT Investments, Inc., that beneficially owned more than 5% of our outstanding common stock. Under the terms of this consulting agreement, which was completed in 2002, we paid Lyford Cay Securities Corp. $0.4 million to provide us with financial advisory and strategic advice.

We have entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expense to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

17.	UNAUDITED QUARTERLY RESULTS

The following table sets forth unaudited selected quarterly data our unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 as originally reported and on a restated basis. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments and the effects of the restatement as disclosed in note 1, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results below are not necessarily indicative of those of future periods (in thousands, except for per share data).

	Quarter Ended
	March 31	June 30	September 30
2004	(restated)	(restated)	(restated)	December 31

Revenue	$36,250	$35,999	$35,151	$37,146
Net loss	(2,544)	(4,521)	(7,591)	(3,406)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.01)

The restated amount of net loss differs from the amounts previously reported as a result of the correction of errors described in Note 1, as follows:
Net loss as previously reported	$(2,217)	$(3,981)	$(9,184)
Straight-line rent and restructuring	(379)	(392)	1,687
Lease classification	28	(38)	(21)
Leasehold improvements	(134)	(81)	(48)
Other undepreciated assets	(43)	(29)	(25)
Other	—	201	-
Net loss as restated	$(2,745)	$(4,320)	$(7,591)

The effect of the corrections reduced the previously reported loss per share by $0.01, from the amount previously reported for the quarter ended September 30, 2004.

	Quarter Ended
	March 31	June 30	September 30	December 31
2003	(restated)	(restated)	(restated)	(restated)

Revenue	$34,177	$34,240	$34,379	$35,784
Net loss	(12,777)	(10,442)	(8,433)	(2,949)
Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.25)	$(0.01)

The restated amount of net loss differs from the amounts previously reported as a result of the correction of errors described in Note 1, as follows:
Net loss as previously reported	$(12,374)	$(10,031)	$(8,078)	$(2,555)
Straight-line rent and restructuring	(389)	(396)	(338)	(376)
Lease classification	70	69	68	66
Leasehold improvements	(49)	(49)	(49)	(48)
Other undepreciated assets	(35)	(35)	(36)	(36)
Net loss as restated	$(12,777)	$(10,442)	$(8,433)	$(2,949)

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning Of Fiscal Period	Charges to Costs and Expense	Charges to Other Accounts	Deductions	Balance at End of Fiscal Period
Year ended December 31, 2002
Provision for doubtful accounts	$1,183	$1,902	$—	$(1,490)	$1,595
Tax valuation allowance, as restated	108,267	—	30,084	—	138,351
Year ended December 31, 2003
Provision for doubtful accounts	1,595	2,435	—	(1,601)	2,429
Tax valuation allowance, as restated	138,351	—	23,323	—	161,674
Year ended December 31, 2004
Provision for doubtful accounts	2,429	2,415	—	(3,720)	1,124
Tax valuation allowance	161,674	—	7,308	—	168,982