Form 10-Q
period 2005-03-31
INTERNAP NETWORK SERVICES CORP
filed 2005-05-10
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 327,805,044 shares of common stock, $0.001 par value, outstanding as of April 30, 2005.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$29,173	$33,823
Restricted cash	76	76
Short-term investments in marketable securities	10,393	12,162
Accounts receivable, net of allowance of $1,375 and $1,124, respectively	16,602	16,943
Inventory	270	345
Prepaid expenses and other assets	3,125	3,202

Total current assets	59,639	66,551

Property and equipment, net of accumulated depreciation of $141,107 and $138,000	53,689	54,378
Investments	6,602	6,693
Intangible assets, net of accumulated amortization of $17,667 and $17,522 respectively	2,762	2,898
Goodwill	36,314	36,314
Deposits and other assets	1,473	1,315

Total assets	$160,479	$168,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$5,847	$6,483
Accounts payable	6,740	11,129
Accrued liabilities	5,537	7,269
Deferred revenue, current portion	1,833	1,826
Capital lease obligations, current portion	523	512
Restructuring liability, current portion	1,827	2,397

Total current liabilities	22,307	29,616

Notes payable, less current portion	10,938	12,031
Deferred revenue, less current portion	450	421
Capital lease obligations, less current portion	671	806
Restructuring liability, less current portion	5,706	5,756
Deferred rent	6,250	5,781
Other liabilities	971	—

Total liabilities	47,293	54,411

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 600,000 shares authorized; 338,417 and 338,148 shares issued and outstanding, respectively	338	338
Additional paid in capital	968,050	967,951
Accumulated deficit	(855,718)	(855,148)
Accumulated items of other comprehensive income	516	597

Total stockholders’ equity	113,186	113,738

Total liabilities and stockholders’ equity	$160,479	$168,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Three months ended March 31,
	2005	2004 (restated)

Revenues	$37,855	$36,250

Costs and expenses:
Direct cost of revenues, exclusive of depreciation and amortization shown below	19,887	19,152
Customer support	2,662	2,599
Product development	1,445	1,626
Sales and marketing	6,326	5,506
General and administrative	4,490	5,100
Depreciation and amortization	3,496	4,747
Loss (gain) on sale and retirement of property and equipment	6	(10)

Total operating costs and expenses	38,312	38,720

Loss from operations	(457)	(2,470)

Non-operating (income) and expense:
Interest income	(275)	(62)
Interest expense	374	598
Other expense (income), net	14	(361)

Total non-operating expense	113	175

Net loss	(570)	(2,645)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	338,199	243,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2005	2004 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(570)	$(2,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,496	4,747
Provision for doubtful accounts	363	680
Loss from equity method investment	16	145
Non-cash interest expense on capital lease obligations	—	338
Non-cash changes in deferred rent	470	230
Other, net	(48)	304
Changes in operating assets and liabilities:
Accounts receivable	(22)	(684)
Inventory, prepaid expenses, deposits and other assets	(6)	678
Accounts payable	(4,389)	306
Accrued liabilities	(427)	(716)
Deferred revenue	36	(1,534)
Accrued restructuring charge	(620)	(690)

Net cash (used in) provided by operating activities	(1,701)	1,159

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,958)	(1,401)
Proceeds from sale of investments in marketable securities	1,815	—
Change in restricted cash	—	29
Proceeds from disposal of property and equipment	—	10
Other	(52)	(56)

Net cash used in investing activities	(1,195)	(1,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,729)	(702)
Payments on capital lease obligations	(124)	(37)
Proceeds from exercise of stock options and warrants	99	1,197
Change in revolving credit facility	—	6,908
Proceeds from issuance of common stock	—	55,931

Net cash (used in) provided by financing activities	(1,754)	63,297

Net (decrease) increase in cash and cash equivalents	(4,650)	63,038
Cash and cash equivalents at beginning of period	33,823	18,885

Cash and cash equivalents at end of period	$29,173	$81,923

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$358	$380
Non-cash acquisition of fixed assets	971	--
Changes in accounts payable attributable to purchases of property and equipment	(1,306)	--
Conversion of preferred stock to common stock	--	2,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2005
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2004	338,148	$338	$967,951	$(855,148)	$597	$113,738
Net loss	—	—	—	(570)		(570)
Unrealized gain/(loss) on investments	—	—	—	—	(81)	(81)

Comprehensive loss						(651)

Exercise of stock options	269	—	99	—	—	99

Balance, March 31, 2005	338,417	$338	$968,050	$(855,718)	$516	$113,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2005 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2004 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2005.

2.  Restatement of Prior Financial Information

As previously discussed in the financial statements included in our form 10-K, as a result of a review of the company's accounting practices with respect to leasing transactions, the company has restated its consolidated financial statements for certain prior periods in order to comply with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases” Financial Accounting Standards Board Technical Bulletin (FTB) No. 88-1, “Issues Relating to Accounting for Leases” and other related matters. On February 23, 2005, Company management and the Audit Committee of the Board of Directors concluded that the Company's historical financial statements for the fiscal years ended December 31, 2003 and 2002, and its unaudited financial statements for the quarters ended March 31, June 30, and September 30, 2004 and 2003, as well as the quarter ended December 31, 2003 should be restated.  Management assessed the impact of each of the resulting errors on the historical financial statements individually and in the aggregate and concluded that it was necessary to restate the Company's financial statements for all periods effected by the errors. As the correction related solely to accounting treatment, it did not affect the company's historical or future cash flow or the timing of payments under its relevant leases. The effect of the restatement is reflected throughout this document.

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with SFAS No. 13, FTB No. 88-1 and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. The effect of these corrections increased the net loss for the three months ended March 31, 2004 less than $0.01 per share, summarized as follows (in thousands):

Straight-line rent	$229
Rent expense improperly charged to restructuring reserve	149

Total	$378

Lease classification

One of the Company's facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease reduced the net loss by $28,000, or less than $0.01 per share, for the three months ended March 31, 2004.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased the net loss for the three months ended March 31, 2004 by $43,000, or less than $0.01 per share.

Other undepreciated assets

Management also identified $0.4 million of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $35,000, or less than $0.01 per share, for the three months ended March 31, 2004.

The following schedule reconciles net loss for the three months ended March 31, 2004 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of errors described above (in thousands, except per share amounts):

Net loss, as previously reported	$(2,217)
Straight-line rent and restructuring	(378)
Lease classification	28
Leasehold improvements	(43)
Other undepreciated assets	(35)
Total net adjustments	(428)
Net loss, as restated	$(2,645)

Basic and diluted net loss per share, as previously reported	$(0.01)
Effect of adjustments	(0.00)
Basic and diluted net loss per share, as restated	$(0.01)

As a result of correcting the errors, the Company's statement of operations for the three months ended March 31, 2004 has been adjusted as follows (dollars in thousands, except per share data):

	2004 As Previously Reported	Restatement	Reclassification(1)	2004 As Restated

Direct cost of revenue	$18,548	$604	$--	$19,152
Customer support	2,177		422	2,599
Product development	1,430	--	196	1,626
Sales and marketing	4,658	--	848	5,506
General and administrative	6,522	44	(1,466)	5,100
Depreciation and amortization	4,759	(12)	--	4,747
Gain on sales and retirements of property and equipment	--	--	(10)	(10)
Total operating costs and expenses	38,094	636	(10)	38,720
Loss from operations	(1,844)	(636)	10	(2,470)
Interest expense, net	743	(208)	1	536
Other (income), net	(370)	--	9	(361)
Total other expense	373	(208)	10	175
Net loss	(2,217)	(428)	--	(2,645)

__________________
(1)
During 2004, the Company classified certain facilities costs related to functional areas and costs of certain sales departments as general and administrative expenses. The Company has reclassified these amounts to the correct functional area for consistent presentation.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

3.  Restructuring Charges

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004, the Company announced plans in 2001 and 2002 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and Internet Protocol services market. All remaining activities for the 2002 restructuring plan were settled during 2004. The following table displays the 2005 activity and balances for restructuring activity relating to the remaining real estate obligations from the 2001 restructuring charges (in thousands):

Restructuring liability balance, December 31, 2004	$8,153
Less: Cash reductions relating to real estate activities	(620)

Restructuring liability balance, March 31, 2005	$7,533

4.  Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants, outstanding options to purchase common stock, shares subject to repurchase, and all series A convertible preferred stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company’s Certificate of Incorporation.

Basic and diluted net loss per share for the three months ended March 31, 2005 and 2004 are calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004 (restated)
Net loss	$(570)	$(2,645)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	338,199	243,452

Basic and diluted net loss per share	$(0.00)	$(0.01)

Anti-dilutive securities not included in diluted net loss per share calculation:
Series A convertible preferred stock-equivalent common shares	—	56,343
Options to purchase common stock	41,642	46,416
Warrants to purchase common stock	14,998	15,191

Total anti-dilutive securities	56,640	117,950

5.  Stock-Based Compensation Plans

As of March 31, 2005, we had eight stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB Opinion No. 25 states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of our common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, related to stock options granted to employees. SFAS No. 123 requires disclosure of pro forma net losses based on the estimated fair value of the options granted at the date of the grant.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Fair Value Disclosures

We calculated the estimated fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	March 31, 2005	March 31, 2004
Risk-free interest rate	4.30%	4.01%
Expected life	4 years	4 years
Dividend yield	None	None
Expected volatility	132%	148%

Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004 (restated)
Net loss:
As reported	$(570)	$(2,645)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,616)	(3,451)

Pro forma net loss	$(3,186)	$(6,096)

Basic and diluted net loss per share:
As reported	$(0.00)	$(0.01)

Pro forma	$(0.01)	$(0.03)

6.  Legal Proceedings and Subsequent Event

    In July 2004, the Company received an assessment from the New York State Department of Taxation and Finance for $1.6 million, including interest and penalties, resulting from an audit of the Company's state franchise tax returns for the years 2000-2002. The assessment related to an unpaid license fee due upon the Company's entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment in accrued liabilities and general and administrative expense as of June 30, 2004 and engaged a professional service provider to initiate an appeal.

In April 2005, management became aware that the assessment had been reduced to $89,000, including interest and with penalties waived. The substantial decrease from the original assessment resulted from including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York. The adjustment for the revised New York assessment, as well as other tax accruals based on our best estimate of probable liabilities, resulted in a reduction of non-income based tax expenses of approximately $1.7 million as of March 31, 2005. These tax adjustments are reflected in accrued liabilities and general and administrative expense in the accompanying financial statements.

In addition to the above matter, we currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

7.  Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, providing the SEC Staff’s view regarding the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R) and guidance in SAB No. 107 on January 1, 2006 and anticipate using the modified prospective application transition method. Accordingly, we plan to recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the January 1, 2006 purchase period.

We estimate that the effect on net income or loss and income or loss per share in the periods following adoption of SFAS No. 123(R) will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). However, the actual effect on net income or loss and earnings or loss per share after adopting SFAS No. 123(R) will vary depending upon the number of options granted in 2006 compared to prior years and the number of shares purchased under the Employee Stock Purchase Plan. Further, we have not yet determined the actual model we will use to calculate fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board Opinion No. 29". SFAS No. 153 is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS No. 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. Management believes that SFAS No. 153 will not have an impact on the Company's consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Prior Financial Information

As a result of a review of the company's accounting practices with respect to leasing transactions, the company has restated its consolidated financial statements for certain prior periods in order to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” and other related matters. On February 23, 2005, Company management and the Audit Committee of the Board of Directors concluded that the Company's historical financial statements for the fiscal years ended December 31, 2003 and 2002, and its unaudited financial statements for the quarters ended March 31, June 30, and September 30, 2004 and 2003, as well as the quarter ended December 31, 2003 should be restated.  Management assessed the impact of each of the resulting errors on the historical financial statements individually and in the aggregate and concluded that it was necessary to restate the Company's financial statements for all periods effected by the errors. As the correction related solely to accounting treatment, it did not affect the company's historical or future cash flow or the timing of payments under its relevant leases. The effect of the restatement is reflected throughout this document.

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, “Accounting for Leases,” Financial Accounting Standards Board ("FASB") Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases” and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. The effect of these corrections increased the net loss for the three months ended March 31, 2004 less than $0.01 per share, summarized as follows (in thousands):

Straight-line rent	$229
Rent expense improperly charged to restructuring reserve	149

Total	$378

Lease classification

One of the Company's facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease reduced the net loss by $28,000, or less than $0.01 per share, for the three months ended March 31, 2004.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased the net loss for the three months ended March 31, 2004 by $43,000, or less than $0.01 per share.

Other undepreciated assets

Management also identified $0.4 million of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $35,000, or less than $0.01 per share, for the three months ended March 31, 2004.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high-performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high-performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol (“VoIP”), virtual private networks (“VPN’s”), and supply chain management. We deliver Internet Protocol services through our 37 network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers’ Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of March 31, 2005, we provided our services to approximately 1,980 customers in the United States and abroad.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (Gigabit Ethernet) from Internap’s 37 network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of March 31, 2005, we operated 37 network access points in 21 major metropolitan market areas.

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

Results of Operations

Our revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection. We also offer T-1 and fractional DS-3 connections at fixed rates. In addition to our connectivity services, we also provide premised-based hardware and software route optimization products and other ancillary services, such as colocation, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services and video conferencing. We recognize revenues when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage-based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Unbilled amounts related to the prior month are included in accounts receivable and are billed on the first day of the following month. Deferred revenue consist of revenues for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

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

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since May 1996, we have undergone substantial operational restructurings in the past and have incurred net losses in each quarterly and annual period since we began operations. As of March 31, 2005, our accumulated deficit was $855.5 million.

Three-month Periods Ended March 31, 2005 and 2004

Revenues. Revenues for the three months ended March 31, 2005 increased by 4% to $37.9 million, up from $36.3 million for the three months ended March 31, 2004, summarized as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenues:
Internet Protocol	$24,898	$25,250
Collocation	8,081	5,593
Content Delivery Network	2,810	2,649
Edge Appliances	827	508
Other	1,239	2,250

Total Revenues	$37,855	$36,250

The revenue increase is primarily attributed to increases in collocation service revenues of $2.5 million principally resulting from growth in existing customers. Additional revenue increases include Edge Appliances of $0.3 million and content delivery network services of $0.2 million. Offsetting the increase in collocation service revenue were decreases of $0.4 million in revenues from Internet Protocol (IP) connectivity services and decreases of $1.0 million in non-recurring and other revenue. Our IP volume has increased from the quarter ended March 31, 2004, but is more than offset by the loss of two existing customers who migrated IP volumes to satisfy contract minimums and put more traffic on their internal networks at year end. In addition, overall IP pricing trends for acquiring new customers stabilized in the first quarter of 2005. Non-recurring and other revenue includes termination fees and service revenue from virtual private network (VPN), managed security, managing customer premise equipment (MCPE), and data storage services.

As of March 31, 2005, our customer base totaled approximately 1,980 customers across our 21 metropolitan markets, an increase of 16% from approximately 1,710 customers as of March 31, 2004. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. We expect the composition of future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Direct Cost of Revenues. Direct cost of revenues for the three months ended March 31, 2005 increased 4% to $19.9 million from $19.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, our gross margins, defined as revenues less direct cost of revenues, improved to $18.0 million compared to $17.1 million for the same period in 2004. This increase in gross margin is a result of our leveraging fixed collocation and other service point facility costs over an increased customer base and negotiating lower rates with service providers. The increase of $0.7 million in direct cost of revenues from 2004 primarily reflects higher collocation facility costs of $1.4 million as we have expanded for customer growth. Offsetting the increase in collocation costs was a reduction of $0.5 million in costs from our IP connectivity services due to largely to greater network utilization by our customers. Specifically, network service provider costs decreased $0.6 million. Connectivity costs vary based upon customer traffic and other demand-based pricing variables and are expected to continue to decrease during 2005, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2004 and 2005.

Product Development. Product development costs for the three months ended March 31, 2005 decreased 11% to $1.4 million from $1.6 million for the same period in 2004. The decrease of $0.2 million primarily reflects a decrease in compensation and office equipment maintenance costs, which were partially offset by an increase in outside professional services fees.

Sales and Marketing. Sales and marketing costs for the three months ended March 31, 2005 increased 15% to $6.3 million from $5.5 million for the same period in 2004 primarily due to an increase of $0.6 million relating to total compensation costs including benefits and other associated costs with higher headcount. We also incurred modest increases of $0.1 million each in outside professional services, facilities, and training costs.

General and Administrative. General and administrative costs for the three months ended March 31, 2005 decreased 12% to $4.5 million from $5.1 million for the same period in 2004. The decrease of $0.6 million reflects a reduction of $1.8 million in tax, license and fees, along with modest decreases of $0.1 million each in bad debt expense and facilities. The decrease is partially offset by an increase of $1.1 million in outside professional services fees, $0.3 million in compensation and $0.1 million increase in insurance and administration costs. Outside professional services principally include compliance costs related to the Sarbanes-Oxley Act of 2002 and additional costs associated with the restatement of our financial statements. The increase in compensation costs is due to a slightly higher headcount from March 31, 2004.

The $1.8 million reduction in taxes, licenses and fees is largely due to a favorable tax settlement with the state of New York. In July 2004, the Company received an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of the Company's state franchise tax returns for the years 2000-2002. The assessment related to an unpaid license fee due upon the Company's entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment in accrued liabilities and general and administrative expense as of June 30, 2004 and engaged a professional service provider to initiate an appeal.

In April 2005, management became aware that the assessment had been reduced to $89,000, including interest and with penalties waived. The substantial decrease from the original assessment was a result of including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York. The adjustment for the revised New York assessment, as well as other tax accruals based on our best estimate of probable liabilities, resulted in a reduction of non-income based tax expenses of approximately $1.6 million as of March 31, 2005. These tax adjustments are reflected in accrued liabilities and general and administrative expense in the accompanying financial statements.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2005 decreased 26% to $3.5 million as compared to $4.7 million for the quarter ended March 31, 2004. The decrease was primarily due to assets becoming fully depreciated and amortized.

Cash Flow for the Three Months Ended March 31, 2005 and 2004

Net Cash Flows From Operating Activities. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2005, and was comprised of the net loss of $0.6 million adjusted for non-cash items of $4.3 million offset by changes in working capital items of $5.4 million. The changes in working capital items include net cash used to pay down accounts payable of $4.4 million, accrued restructuring of $0.6 million and accrued liabilities of $0.4 million.

Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2004, and was comprised of the net loss of $2.6 million, adjusted for non-cash items of $6.4 million offset by changes in working capital items of $2.6 million. Working capital changes for the three months ended March 31, 2004 primarily consisted of a decrease in deferred revenue of $1.5 million, a reduction in the restructuring liability of $0.7 million, a decrease in accrued liabilities of $0.7 million and an increase in accounts receivable of $0.7 million. These effects were partially offset by a $0.7 million increase in prepaid expenses and other assets, along with a $0.3 million decrease in accounts payable.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Net Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 2005 was $1.2 million and primarily consisted of capital expenditures of $3.0 million offset by proceeds from sale of investments in marketable securities of $1.8 million.

Net cash used in investing activities was $1.4 million for the quarter ended March 31, 2004, which primarily consisted of purchases of property and equipment for our network infrastructure.

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash used in financing activities for the three months ended March 31, 2005 was $1.8 million, primarily representing the repayment of notes payable.

Net cash provided by financing activities for the quarter ended March 31, 2004 was $63.3 million. On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expenses. In addition to the public offering, we borrowed $6.9 million under our revolving credit facility, and received $1.2 million from the exercise of stock options and warrants.

Liquidity. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $0.6 million and $2.7 million for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, our accumulated deficit was $855.7 million. We expect to incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have also experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. We expect to meet our cash requirements in 2005 and 2006 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $20.0 million credit facility with Silicon Valley Bank has been extended to September 29, 2005. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

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

Credit Facility. The Company has a $20.0 million revolving credit facility, a $5.0 million term loan, which reduces availability under the revolving credit facility, and a $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 30, 2004, to add the $17.5 million term loan and to extend the expiration date of the revolving credit facility from October 22, 2004 to September 29, 2005. The term loan is payable in 48 equal monthly installments of principal through September 1, 2008. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. At March 31, 2005, the balance outstanding under the $5.0 million and $17.5 million term loans were $1.3 million and $15.3 million, respectively, along with $4.3 million of letters of credit issued, and we had available $9.1 million in borrowing capacity under the revolving credit facility. The interest rates under the $5.0 million and $17.5 million term loans are fixed at 8.0% and 7.5%, respectively. This credit facility expires on September 29, 2005. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain credit facilities on commercially favorable terms.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

The credit facility contains certain covenants, including covenants that require us to maintain a minimum tangible net worth and that restrict our ability to incur further indebtedness. As of March 31, 2005, we were in compliance with the covenants.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, providing the SEC Staff’s view regarding the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R) and guidance in SAB No. 107 on January 1, 2006 and anticipate using the modified prospective application transition method. Accordingly, we plan to recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the January 1, 2006 purchase period.

We estimate that the effect on net income or loss and income or loss per share in the periods following adoption of SFAS No. 123(R) will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). However, the actual effect on net income or loss and earnings or loss per share after adopting SFAS No. 123(R) will vary depending upon the number of options granted in 2006 compared to prior years and the number of shares purchased under the Employee Stock Purchase Plan. Further, we have not yet determined the actual model we will use to calculate fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board Opinion No. 29". SFAS No. 153 is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS No. 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. Management believes that SFAS No. 153 will not have an impact on the Company's consolidated financial statements.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the following and the other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other documents we file with the Securities and Exchange Commission:

•	our ability to achieve profitability;

•	our ability to secure adequate funding;

•	the incurrence of additional restructuring charges;

•	the success of our recent operational restructurings;

•	our ability to compete against existing and future competitors;

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

•	pricing pressures;

•	our ability to deploy new access points in a cost-efficient manner;

•	our ability to successfully complete future acquisitions;

•	risks associated with international operations;

•	the availability of services from Internet network service providers;

•	failure of suppliers to deliver their products and services as agreed;

•	failures in our network operations centers, network access points or computer systems;

•	fluctuations in our operating results;

•	our ability to operate in light of restrictions in our existing credit facility;

•	our ability to attract and retain qualified personnel;

•	our ability to protect our intellectual property;

•	litigation due to infringement of third party intellectual property rights;

•	evolution of the high performance Internet connectivity and services industry;

•	our ability to respond to technological change;

•	our ability to protect ourselves and our customers from security breaches;

•	effects of terrorist activity;

•	government regulation of the Internet;

•	risks associated with weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 and related increases in expenses;

•	the dilutive effects of our stock price due to warrants;

•	future sales of stock; and

•	volatility of our stock price.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of March 31, 2005, and Internap undertakes no duty to update this information. Should events occur subsequent to March 31, 2005 that make it necessary to update the forward-looking information contained in this Quarterly Report on Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a subsequent Quarterly Report on Form 10-Q, or as a press release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of our previously filed Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of March 31, 2005, all of our cash equivalents mature within three months and our short-term investments mature in less than one year.

Investments. We have a $1.1 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore, we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.7 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses. The joint venture investment is also subject to foreign currency exchange rate risk and the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of March 31, 2005, we had notes payable recorded at their present value of $16.8 million bearing fixed rates of interest, which we believe are commensurate with their associated market risk.

Capital leases. As of March 31, 2005, we had capital leases recorded at $1.2 million reflecting the present value of future lease payments. We believe the interest rate used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of March 31, 2005 we had $9.1 million available under our revolving credit facility with Silicon Valley Bank, and the balance outstanding under the $5.0 million and $17.5 million term loans were $1.3 million and $15.3 million, respectively. The interest rates for the $5.0 million and $17.5 million term loans were fixed at 8% and 7.5%, respectively. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal.  As of March 31, 2005, we had no balance outstanding under our revolving credit facility with Silicon Valley Bank.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of March 31, 2005, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have an investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to such entity are necessarily more limited.

In the ordinary course of business, we review the effectiveness of controls and procedures that affect financial reporting. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(c) and 15d-15(e). Based upon the foregoing, our chief executive officer along with our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weaknesses in internal control over financial reporting related to accounting for leases and related to our procurement process as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2004.

In light of the material weaknesses described in our Form 10-K, we performed additional analysis and other post-closing procedures to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in internal controls over financial reporting. Based on the aforementioned evaluation, we have identified the following changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
As a result of the deficiencies related to accounting for leases and leasehold improvements, management has established a broader review and sign-off process for all leases. The review of leases include qualified representatives from management, facilities, accounting, legal and operations as appropriate and include a complete abstract of all relevant terms and documentation of the appropriate accounting for the lease and any leasehold improvements.

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

The continued implementation of the initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the plan outlined above, when completed, will remediate the material weaknesses in internal control over financial reporting as described above. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 10, 2001).

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

10.1*	Employment Agreement, dated May 1, 2004 between the Company and David A. Buckel. +

10.2
Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated March 14, 2005 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 1, 2005).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

_______________
*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2005