Form 10-Q
period 2005-06-30
INTERNAP NETWORK SERVICES CORP
filed 2005-08-09
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 339,498,983 shares of common stock, $0.001 par value, outstanding as of July 31, 2005.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,066	$33,823
Restricted cash	51	76
Short-term investments in marketable securities	12,536	12,162
Accounts receivable, net of allowance of $1,203 and $1,124, respectively	16,964	16,943
Inventory	317	345
Prepaid expenses and other assets	2,760	3,202

Total current assets	58,694	66,551

Property and equipment, net of accumulated depreciation of $144,811 and $138,000, respectively	54,500	54,378
Investments	5,846	6,693
Intangible assets, net of accumulated amortization of $17,811 and $17,522, respectively	2,618	2,898
Goodwill	36,314	36,314
Deposits and other assets	1,428	1,315

Total assets	$159,400	$168,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$5,208	$6,483
Accounts payable	7,056	11,129
Accrued liabilities	6,570	7,269
Deferred revenue, current portion	1,862	1,826
Capital lease obligations, current portion	535	512
Restructuring liability, current portion	1,540	2,397

Total current liabilities	22,771	29,616

Notes payable, less current portion	9,844	12,031
Deferred revenue, less current portion	458	421
Capital lease obligations, less current portion	533	806
Restructuring liability, less current portion	5,601	5,756
Deferred rent	7,077	5,781
Other liabilities	1,002	--

Total liabilities	47,286	54,411

Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value, 600,000 shares authorized; 339,096 and 338,148 shares issued and outstanding, respectively	339	338
Additional paid in capital	968,321	967,951
Accumulated deficit	(856,765)	(855,148)
Accumulated items of other comprehensive income	219	597

Total stockholders' equity	112,114	113,738

Total liabilities and stockholders' equity	$159,400	$168,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)

Revenue	$37,571	$35,999	$75,426	$72,248

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization shown below	19,109	18,934	38,996	38,086
Customer support	2,608	2,517	5,269	5,116
Product development	1,105	1,547	2,550	3,173
Sales and marketing	6,587	5,878	12,913	11,384
General and administrative	5,269	7,036	9,759	12,135
Depreciation and amortization	3,862	3,799	7,358	8,545
(Gain) loss on disposal of property and equipment	(11)	2	(4)	(8)

Total operating costs and expense	38,529	39,713	76,841	78,431

Loss from operations	(958)	(3,714)	(1,415)	(6,183)

Non-operating expense (income):
Interest income	(290)	(161)	(564)	(224)
Interest expense	373	584	747	1,183
Other expense (income), net	5	134	19	(226)

Total non-operating expense	88	557	202	733

Net loss	$(1,046)	$(4,271)	$(1,617)	$(6,916)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average shares used in computing basic and diluted net loss per share	338,447	276,371	338,324	259,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(1,617)	$(6,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,358	8,545
Provision for doubtful accounts	648	1,475
Loss from equity method investment	9	278
Non-cash interest expense on capital lease obligations	--	677
Non-cash changes in deferred rent	1,296	473
Other, net	(49)	87
Changes in operating assets and liabilities:
Accounts receivable	(669)	(2,625)
Inventory, prepaid expenses, deposits and other assets	357	1,566
Accounts payable	(4,440)	1,877
Accrued liabilities	(698)	(1,254)
Deferred revenue	73	(1,644)
Accrued restructuring charge	(1,012)	(1,472)

Net cash provided by operating activities	1,256	1,067

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,815)	(2,216)
Purchases of investments in marketable securities	(8,475)	--
Proceeds from sales of investments in marketable securities	8,806	--
Change in restricted cash	25	--
Other	(243)	44

Net cash used in investing activities	(5,702)	(2,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,462)	(1,695)
Payments on capital lease obligations	(250)	(2,199)
Proceeds from exercise of stock options and warrants	371	4,364
Change in revolving credit facility	--	(8,392)
Proceeds from issuance of common stock	--	55,932
Other	30	--

Net cash (used in) provided by financing activities	(3,311)	48,010

Net (decrease) increase in cash and cash equivalents	(7,757)	46,905
Cash and cash equivalents at beginning of period	33,823	18,885

Cash and cash equivalents at end of period	$26,066	$65,790

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Supplemental disclosure of cash flow information:

Changes in accounts payable and accrued liabilities attributable to purchases of property and equipment	$367	$--
Non-cash acquisition of property and equipment	971	1,597
Conversion of preferred stock to common stock	--	2,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Items of Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2004	338,148	$338	$967,951	$(855,148)	$597	$113,738

Net loss	--	--	--	(1,617)	--	(1,617)
Unrealized loss on investments and foreign exchange, net	--	--	--	--	(378)	(378)

Comprehensive loss						(1,995)

Exercise of stock options, including the Employee Stock Purchase Plan	948	1	370	--	--	371

Balance, June 30, 2005	339,096	$339	$968,321	$(856,765)	$219	$112,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,”“we,”“us,”“our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2005 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The balance sheet at December 31, 2004 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenue and expense in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances, the allowance for doubtful accounts, network cost accruals and sales, use and other taxes. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2005.

2.  Restatement of Prior Financial Information

As previously discussed in the financial statements included in our form 10-K, as a result of a review of the Company's accounting practices with respect to leasing transactions, the Company has restated its consolidated financial statements for certain prior periods in order to comply with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” Financial Accounting Standards Board Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases” and other related matters. On February 23, 2005, Company management and the Audit Committee of the Board of Directors concluded that the Company's historical audited financial statements for the fiscal years ended December 31, 2003 and 2002, and its unaudited financial statements for the quarters ended March 31, June 30, and September 30, 2004 and 2003, as well as the quarter ended December 31, 2003, should be restated.  Management assessed the impact of each of the resulting errors on the historical financial statements individually and in the aggregate and concluded that it was necessary to restate the Company's financial statements for all periods effected by the errors. As the correction related solely to accounting treatment, it did not affect the Company's historical or future cash flow or the timing of payments under its relevant leases. The effect of the restatement is reflected throughout this document.

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with SFAS No. 13, FTB No. 88-1 and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. The effect of these corrections increased the net loss for the three and six months ended June 30, 2004, summarized as follows (in thousands, except per share amounts):

	Periods ended June 30, 2004
	Three months	Six months

Straight-line rent	$(244)	$(472)
Rent expense improperly charged to restructuring reserve	(149)	(298)

Total adjustment	$(393)	$(770)

Total adjustment per share	$(0.00)	$(0.00)

Lease classification

One of the Company's facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease increased the net loss by $38,000 and $10,000, or less than $0.01 per share, for the three and six months ended June 30, 2004, respectively.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased the net loss for the three and six months ended June 30, 2004 by $29,000 and $72,000, respectively, or less than $0.01 per share.

Other undepreciated assets

Management also identified $0.4 million of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $32,000 and $67,000, or less than $0.01 per share, for the three and six months ended June 30, 2004, respectively.

Security deposit

Finally, management discovered a security deposit for a facility lease in the amount of $0.2 million that was initially associated with a previously abandoned facility. In the quarter ended June 30, 2004, the deposit was written-off to other expense because of its identification to the abandoned facility. In connection with the restatement, management determined that the deposit should not have been written-off and reversed the entry recorded as of June 30, 2004. The impact of re-recording the security deposit was to reduce the net loss by $0.2 million, or less than $0.01 per share, for both the three and six months ended June 30, 2004.

The following schedule reconciles net loss for the three and six months ended June 30, 2004 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of errors described above (in thousands, except per share amounts):

	Periods ended June 30, 2004
	Three Months	Six Months

Net loss, as previously reported	$(3,981)	$(6,199)

Straight-line rent and restructuring	(393)	(770)
Lease classification	(38)	(10)
Leasehold improvements	(29)	(72)
Other undepreciated assets	(32)	(67)
Security deposit	202	202
Total net adjustments	(290)	(717)

Net loss, as restated	$(4,271)	$(6,916)

Basic and diluted net loss per share, as previously reported	$(0.01)	$(0.02)
Effect of adjustments	(0.01)	(0.01)
Basic and diluted net loss per share, as restated	$(0.02)	$(0.03)

As a result of correcting the errors, the Company's statement of operations for the three months ended June 30, 2004 has been adjusted as follows (in thousands, except per share data):

Three months ended June 30, 2004	As Previously Reported	Restatement	Reclassification (1)	As Restated

Direct cost of revenue, exclusive of depreciation and amortization shown below	$18,400	$534	$--	$18,934
Customer support	2,113	--	404	2,517
Product development	1,370	--	177	1,547
Sales and marketing	4,966	--	912	5,878
General and administrative	8,468	63	(1,495)	7,036
Depreciation and amortization	3,837	(40)	2	3,799
Loss on sales and retirements of property and equipment	--	--	2	2
Total operating costs and expense	39,154	557	2	39,713
Loss from operations	(3,155)	(557)	(2)	(3,714)
Interest expense, net	488	(65)	--	423
Other expense, net	338	(202)	(2)	134
Total other expense	826	(267)	(2)	557
Net loss	(3,981)	(290)	--	(4,271)
Basic and diluted net loss per share	(0.01)	(0.01)	--	(0.02)

As a result of correcting the errors, the Company's statement of operations for the six months ended June 30, 2004 has been adjusted as follows (in thousands, except per share data):

Six months ended June 30, 2004	As Previously Reported	Restatement	Reclassification (1)	As Restated

Direct cost of revenue, exclusive of depreciation and amortization shown below	$36,949	$1,137	$--	$38,086
Customer support	4,290	--	826	5,116
Product development	2,800	--	373	3,173
Sales and marketing	9,624	--	1,760	11,384
General and administrative	14,991	107	(2,963)	12,135
Depreciation and amortization	8,594	(52)	3	8,545
Gain on sales and retirements of property and equipment	--	--	(8)	(8)
Total operating costs and expense	77,248	1,192	(9)	78,431
Loss from operations	(5,000)	(1,192)	9	(6,183)
Interest expense, net	1,232	(273)	--	959
Other (income), net	(33)	(202)	9	(226)
Total other expense	1,199	(475)	9	733
Net loss	(6,199)	(717)	--	(6,916)
Basic and diluted net loss per share	(0.02)	(0.01)	--	(0.03)
__________________
(1)
During 2004, the Company classified certain facilities and benefits costs as general and administrative expense. The Company has reclassified these amounts to the correct functional area for consistent presentation.

3.  Restructuring Charges

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004, the Company announced plans in 2001 and 2002 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and Internet Protocol (“IP”) services market. All remaining activities for the 2002 restructuring plan were settled during 2004. The following table displays the 2005 activity and balances for restructuring activity relating to the remaining real estate obligations from the 2001 restructuring charges (in thousands):

Restructuring liability balance, December 31, 2004 Less: Cash reductions relating to real estate activities	$8,153 (1,012)

Restructuring liability balance, June 30, 2005	$7,141

4.  Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants, outstanding options to purchase common stock, shares subject to repurchase and all series A convertible preferred stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of the Company's Certificate of Incorporation.

Basic and diluted net loss per share for the three and six months ended June 30, 2005 and 2004 are calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net loss	$(1,046)	$(4,271)	$(1,617)	$(6,916)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	338,447	276,371	338,324	259,912

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	39,455	44,724	39,455	44,724
Warrants to purchase common stock	14,998	15,191	14,998	15,191
Series A convertible preferred stock - equivalent common shares	--	56,193	--	56,193

Total anti-dilutive securities	54,453	116,108	54,453	116,108

5.  Stock-Based Compensation Plans

As of June 30, 2005, we had eight stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB Opinion No. 25 states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of our common stock and the exercise price of the stock option is recorded as unearned compensation.

Unearned compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, related to stock options granted to employees. SFAS No. 123 requires disclosure of pro forma net losses based on the estimated fair value of the options granted at the date of the grant.

Fair Value Disclosures

We calculated the estimated fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	June 30, 2005	June 30, 2004
Risk-free interest rate	4.36%	4.30%
Expected life	4.0 years	4.0 years
Dividend yield	none	none
Expected volatility	108%	146%

Had compensation cost for the Company's stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company's pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net loss:
As reported	$(1,046)	$(4,271)	$(1,617)	$(6,916)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,175)	(5,824)	(6,043)	(9,272)
Pro forma	$(4,221)	$(10,095)	$(7,660)	$(16,188)

Basic and diluted net loss per share:
As reported	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Pro forma	(0.01)	(0.04)	(0.02)	(0.06)

6.  Legal Proceedings, Commitments and Contingencies

   We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

We also have various commitments for operating leases and minimum service and purchase commitments, as discussed in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004. In March 2005, we entered into an amended agreement with an equipment vendor containing minimum purchase commitments of $200,000 for the three months ended June 30, 2005 and $300,000 each for the three month periods ended September 30, 2005 and December 31, 2005.

7.  Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections - a replacement of APB No. 20 and FAS No.3” to prescribe the related accounting and disclosures. The provisions of SFAS No. 154 are effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Provisions of FIN 47 are effective no later than December 31, 2005. We do not currently have any conditional asset retirement obligations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing the SEC Staff's view regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R) and guidance in SAB No. 107, which is currently scheduled to be effective for the Company beginning in the first quarter of 2006 and anticipate using the modified prospective application transition method. Accordingly, we plan to recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the January 1, 2006 purchase period.

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

In December 2004, the FASB also issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board Opinion No. 29". SFAS No. 153 is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS No. 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. We adopted this pronouncement July 1, 2005.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Internap Network Services Corporation’s (“Internap,”“we,”“us,”“our” or the “Company”) consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2005. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will”. Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The section entitled “Risk Factors” and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC’s website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

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

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” Financial Accounting Standards Board Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases” and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. The effect of these corrections increased the net loss for the three and six months ended June 30, 2004, summarized as follows (in thousands, except per share amounts):

	Periods ended June 30, 2004
	Three months	Six months

Straight-line rent	$(244)	$(472)
Rent expense improperly charged to restructuring reserve	(149)	(298)

Total adjustment	$(393)	$(770)

Total adjustment per share	$(0.00)	$(0.00)

Lease classification

One of the Company's facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease increased the net loss by $38,000 and $10,000, or less than $0.01 per share, for the three and six months ended June 30, 2004, respectively.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased net loss for the three and six months ended June 30, 2004 by $29,000 and $72,000, respectively, or less than $0.01 per share.

Other undepreciated assets

Management also identified $0.4 million of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $32,000 and $67,000, or less than $0.01 per share, for the three and six months ended June 30, 2004, respectively.

Security deposit

Finally, management discovered a security deposit for a facility lease in the amount of $0.2 million that was initially associated with a previously abandoned facility. In the quarter ended June 30, 2004, the deposit was written-off to other expense because of its identification to the abandoned facility. In connection with the restatement, management determined that the deposit should not have been written-off and reversed the entry recorded as of June 30, 2004. The impact of re-recording the security deposit was to reduce the net loss by $0.2 million, or less than $0.01 per share, for both the three and six months ended June 30, 2004.

Overview

We provide high-performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high-performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol (“VoIP”), virtual private networks (“VPN's”), and supply chain management. We deliver Internet Protocol (“IP”) services through our network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers' Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across the Internet in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of June 30, 2005, we provided our services to approximately 2,019 customers in the United States and abroad.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (“Gigabit Ethernet”) from our network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of June 30, 2005, we operated 38 network access points in 21 major metropolitan market areas.

Results of Operations

Our revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection. We also offer T-1 and fractional DS-3 connections at fixed rates. In addition to our connectivity services, we also provide colocation services, premise-based hardware and software route optimization products and other ancillary services, such as content distribution, server management and installation services, virtual private networking services and managed security services. We recognize revenue when persuasive evidence of an arrangement exists, the service has been provided, the fees for the service rendered are fixed or determinable and collectibility is probable. Customers are billed on the first day of each month either on a usage or a flat-rate basis. The usage-based billing relates to the month prior to the month in which the billing occurs, whereas certain flat rate billings relate to the month in which the billing occurs. Unbilled amounts related to the prior month are included in accounts receivable and are billed on the first day of the following month. Deferred revenue consist of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period and billings for initial installation of customer network equipment, which are amortized over the estimated life of the customer relationship.

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

Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. Costs associated with internal use software are capitalized when the software enters the application development stage until implementation of the software has been completed. Costs for software to be sold, leased or otherwise marketed are capitalized upon establishing technological feasibility and end when the software is available for general release to customers. All other product development costs are expensed as incurred.

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

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since May 1996, we have undergone substantial operational restructurings in the past and have incurred net losses in each quarterly and annual period since we began operations. As of June 30, 2005, our accumulated deficit was $856.8 million.

Three months ended June 30, 2005 and 2004

Revenue. Revenue for the three months ended June 30, 2005 increased by 4.4% to $37.6 million, up from $36.0 million for the three months ended June 30, 2004, summarized as follows (in thousands):

	Three months ended June 30,
	2005	2004
Revenue: Internet Protocol (“IP”) Services
	$25,039	$25,365
Colocation	8,513	6,002
Content Delivery Network	2,561	2,544
Edge Appliances	612	699
Non-Recurring and Other	846	1,389
Total Revenue	$37,571	$35,999

The revenue increase is primarily attributed to increases in colocation service revenue of $2.5 million principally resulting from growth in existing customers as we have expanded our available colocation space. Offsetting the increase in colocation service revenue were decreases of $0.3 million in revenue from Internet Protocol (“IP”) connectivity services and decreases of $0.5 million in non-recurring and other revenue. Our IP volume has increased from the quarter ended June 30, 2004, but is more than offset by the loss of two existing customers who migrated IP volumes to satisfy contract minimums and put more traffic on their internal networks at the end of 2004. In addition, overall IP pricing trends for acquiring new customers continued to stabilize for the three months ended June 30, 2005 and overall volume on our networks continues to increase. This is consistent with activity during the first part of 2005. Content delivery network (“CDN”) services include caching, streaming audio and video, and other web content management functions such as performance reporting, failover (or redundancy) and storage. Other revenue includes termination fees and service revenue from virtual private network (“VPN”), managed security and managing customer premise equipment (“MCPE”).

As of June 30, 2005, our customer base totaled approximately 2,019 customers across our 21 metropolitan markets, an increase of 12% from approximately 1,800 customers as of June 30, 2004. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. In addition, we expect the composition of future revenue will include an increasing percentage of revenue from non-connectivity products and services than in the past.

Direct Cost of Revenue. Direct cost of revenue for the three months ended June 30, 2005 increased 1% to $19.1 million from $18.9 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, our gross margins, defined as revenue less direct cost of revenue excluding depreciation and amortization expense, improved to $18.5 million compared to $17.1 million for the same period in 2004. This increase in gross margin is a result of our leveraging fixed colocation and other service point facility costs over an increased customer base and negotiating lower rates with service providers. The increase of $0.2 million in direct cost of revenue from 2004 primarily reflects higher colocation facility costs of $2.6 million related to expansion for customer growth. Offsetting the increase in colocation costs was a reduction of $2.2 million in costs from our IP connectivity services due largely to greater network utilization by our customers and lower recurring costs due to favorable contract negotiations with the underlying network service providers. Specifically, network service provider costs decreased $0.9 million. Connectivity costs vary based upon customer traffic and other demand-based pricing variables and are expected to continue to decrease throughout 2005, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2004 and 2005.

Customer Support. Customer support costs for the three months ended June 30, 2005 increased 4% to $2.6 million from $2.5 million for the same period in 2004. The increase of $0.1 million primarily reflects an increase in employee benefits costs of $0.1 million.

Product Development. Product development costs for the three months ended June 30, 2005 decreased 29% to $1.1 million from $1.5 million for the same period in 2004. The decrease of $0.4 million primarily reflects a decrease in total compensation costs including benefits and office equipment maintenance costs, which were partially offset by an increase in outside professional services fees.

Sales and Marketing. Sales and marketing costs for the three months ended June 30, 2005 increased 12% to $6.6 million from $5.9 million for the same period in 2004 primarily due to an increase of $0.3 million relating to total compensation costs and other associated costs with higher headcount. We also incurred modest increases of $0.2 million each in outside professional services, marketing, and travel, entertainment and training costs. These increases were offset by $0.1 million reductions in commissions and facilities costs, each.

General and Administrative. General and administrative costs for the three months ended June 30, 2005 decreased 25% to $5.3 million from $7.0 million for the same period in 2004. The decrease of $1.7 million reflects a reduction of $1.2 million in taxes, licenses and fees, a reduction of $0.7 million in bad debt expense, a decrease of $0.7 million in outside professional services, a $0.2 million decrease in insurance and administration costs, along with modest decreases of $0.1 million each in communications and facilities costs. The decrease is partially offset by an increase of $1.1 million in total compensation costs including benefits, along with a $0.1 million increase in office equipment maintenance costs. The increase in compensation costs is due to a slightly higher headcount from June 30, 2004, an accrual for a company-wide bonus plan and some severance costs.

The reduction in taxes, licenses and fees related to an accrual in July 2004 for an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of the Company's state franchise tax returns for the years 2000-2002. In April 2005, we became aware that the assessment had been reduced to $89,000, including interest and with penalties waived. The reduction in bad debt expense is due largely to an accrual for a large customer balance in 2004 along with more favorable collections experience in 2005.

Depreciation and amortization. Depreciation and amortization increased 2% from $3.8 million for the three months ended June 30, 2004 to $3.9 million for the three months ended June 30, 2005. This $0.1 million increase was due to new depreciation for recent capital expenditures exceeding assets that have become fully depreciated and amortized.

Six Months Ended June 30, 2005 and 2004

Revenue. Revenue increased 4%, from $72.2 million for the six months ended June 30, 2004 to $75.4 million for the six months ended June 30, 2005, summarized as follows (in thousands):

	Six months ended June 30,
	2005	2004
Revenue: Internet Protocol Services
	$49,938	$50,615
Colocation	16,594	11,595
Content Delivery Network	5,371	5,193
Edge Appliances	1,438	1,207
Non-Recurring and Other	2,085	3,638

Total Revenue	$75,426	$72,248

The increase in total revenue of $3.2 million was attributable to increases in colocation service revenue of $5.0 million principally resulting from growth in new and existing customers as we have expanded our available colocation space. Offsetting the increase in colocation service revenue were decreases of $0.7 million in revenue from IP connectivity services and decreases of $1.6 million in non-recurring and other revenue. Our IP volume has increased from the six months ended June 30, 2004, but is more than offset by the loss of two customers who migrated IP volumes to satisfy contract minimums and put more traffic on their internal networks at the end of 2004. In addition, overall volume on our networks continues to increase.

Direct cost of revenue. Direct cost of revenue increased 2% from $38.1 million for the six months ended June 30, 2004 to $39.0 million for the six months ended June 30, 2005. This increase of $0.9 million was primarily due to increased costs related to expanded colocation facilities, representing $4.1 million, offset by decreases in costs from our IP connectivity services of $2.7 million due to continued industry-wide pricing pressures. For the six months ended June 30, 2005, our gross margins, defined as revenue less direct cost of revenue excluding depreciation and amortization, improved to $36.4 million compared to $34.2 million for the same period in 2004.

Customer support. Customer support expense increased 3% from $5.1 million for the six months ended June 30, 2004 to $5.3 million for the six months ended June 30, 2005. This increase of $0.2 million was primarily due to increases of $0.1 million each in compensation costs, travel, entertainment and training, and outside professional services, offset by a $0.1 million decrease in facilities.

Product Development. Product development costs decreased 20% from $3.2 million for the six months ended June 30, 2004 to $2.6 million for the six months ended June 30, 2005. This decrease of $0.6 million was due primarily to a $0.5 million decrease in compensation and employee benefits, along with a $0.1 million decrease in office equipment maintenance costs.

Sales and Marketing. Sales and marketing costs increased 13% from $11.4 million for the six months ended June 30, 2004 to $12.9 million for the six months ended June 30, 2005. This increase of $1.5 million was primarily due to increases in compensation of $0.8 million, travel, entertainment and training of $0.3 million and outside professional services of $0.3 million.

General and Administrative. General and administrative costs decreased 20% from $12.1 million for the six months ended June 30, 2004 to $9.8 million for the six months ended June 30, 2005. This decrease of $2.3 million was primarily due to a $3.0 million gross reduction in taxes, licenses, and fees, a $0.8 million decrease in bad debt expense, and a $0.2 million decrease in facilities costs. These reductions are partially offset by increases of $1.3 million in employee compensation and benefits, and a $0.4 million increase in outside professional services.  The increase in compensation costs is due to a slightly higher head count from June 2004 and an accrual for a company-wide bonus plan.

The reduction in taxes, licenses and fees related to the combination of (1) an accrual in July 2004 for an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of the Company's state franchise tax returns for the years 2000-2002 and (2) a reduction of the accrual in April 2005 when we became aware that the assessment had been reduced to $89,000, including interest and with penalties waived. The substantial decrease from the original assessment was a result of including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York. The reduction in bad debt expense is due largely to an accrual for a large customer balance in 2004 along with more favorable collections experience in 2005.

Depreciation and amortization. Depreciation and amortization decreased 14% from $8.5 million for the six months ended June 30, 2004 to $7.4 million for the six months ended June 30, 2005. This $1.1 million decrease was primarily due to assets becoming fully depreciated and amortized.

Cash Flow for the Six Months Ended June 30, 2005 and 2004

Net Cash Flows From Operating Activities. Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2005, and was comprised of the net loss of $1.6 million adjusted for non-cash items of $9.3 million offset by changes in working capital items of $6.4 million. The changes in working capital items include net cash used to pay down and reduce accounts payable of $4.4 million, accrued liabilities of $0.7 million  and accrued restructuring of $1.0 million as well as an increase in accounts receivable of $0.7 million.

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2004, and was comprised of the net loss of $6.9 million, adjusted for non-cash items of $11.5 million offset by changes in working capital items of $3.5 million. Working capital changes for the six months ended June 30, 2004 primarily consisted of an increase in accounts receivable of $2.6 million, a decrease in deferred revenue of $1.6 million and a reduction in the restructuring liability of $1.5 million. These effects were partially offset by a $1.6 million decrease in inventory, prepaid expenses, deposits and other assets, along with a $0.6 million net increase in accounts payable and accrued liabilities.

Net Cash Flows From Investing Activities. Net cash used in investing activities for the six months ended June 30, 2005 was $5.7 million, which primarily consisted of capital expenditures of $5.8 million, purchases of investments in marketable equity securities of $8.5 million offset by proceeds from sales of investments in marketable securities of $8.8 million. The capital expenditures related primarily to our expansion of colocation facilities.

Net cash used in investing activities for the six months ended June 30, 2004 was $2.2 million, which primarily consisted of purchases of property and equipment for our network infrastructure.

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash used in financing activities for the six months ended June 30, 2005 was $3.3 million, primarily representing the repayment of notes payable.

Net cash provided by financing activities for the six months ended June 30, 2004 was $48.0 million. On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expense. In addition to the public offering, we received $4.4 million from the exercise of stock options and warrants. Uses of cash for the six months ended June 30, 2004 included repayment of our revolving credit facility for $8.4 million, payments on capital lease obligations of $2.2 million and principal payments on notes payable of $1.7 million.

Liquidity. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $1.6 million and $6.9 million for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, our accumulated deficit was $856.8 million. We may incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Credit Facility. The Company has a $20.0 million revolving credit facility, a $5.0 million term loan, which reduces availability under the revolving credit facility, and a $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 30, 2004, to add the $17.5 million term loan and to extend the expiration date of the revolving credit facility from October 22, 2004 to September 29, 2005. The $5.0 million term loan is payable in 36 equal monthly installments of principal through December 1, 2005 and the $17.5 million term loan is payable in 48 equal monthly installments of principal through September 1, 2008. Availability under the revolving credit facility and term loan is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. At June 30, 2005, the balance outstanding under the $5.0 million and $17.5 million term loans were $0.8 million and $14.2 million, respectively, along with $4.4 million in letters of credit issued, and we had available $9.8 million in borrowing capacity under the revolving credit facility. The interest rates under the $5.0 million and $17.5 million term loans are fixed at 8.0% and 7.5%, respectively. This credit facility expires on September 29, 2005. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to obtain other credit facilities on commercially favorable terms.

The credit facility contains certain covenants, including covenants that require us to maintain a minimum quick ratio not less than 1.50 to 1, a minimum cash EBITDA, as defined in the credit facility, through certain pre-determined periods and that restrict our ability to incur further indebtedness. As of June 30, 2005, we were in compliance with the covenants.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections- a replacement of APB No. 20 and FAS No.3” to prescribe the related accounting and disclosures. The provisions of SFAS No. 154 are effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.  We will adopt this pronouncement January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005. We do not anticipate this statement will have any impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing the SEC Staff's view regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R) and guidance in SAB No. 107, which is currently scheduled to be effective for the Company beginning in the first quarter of 2006 and anticipate using the modified prospective application transition method. Accordingly, we plan to recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the January 1, 2006 purchase period.

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

In December 2004, the FASB also issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board Opinion No. 29". SFAS No. 153 is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS No. 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. We adopted this pronouncement July 1, 2005.

Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.

•	we have a history of losses and may experience losses in the future;

•	we may need to raise additional capital, which might not be available or which, if available, could be on terms adverse to our common stockholders;

•	the incurrence of additional restructuring charges;

•	the success of our recent operational restructurings;

•	our ability to compete against existing and future competitors;

•	pricing pressures;

•	changes in the accounting treatment of stock options will adversely effect our results of operations;

•	our ability to deploy new access points in a cost-efficient manner;

•	our ability to successfully complete future acquisitions;

•	the availability of services from Internet network service providers;

•	failure of suppliers to deliver their products and services as agreed;

•	failures in our network operations centers, network access points or computer systems;

•	fluctuations in our operating results;

•	our ability to operate in light of restrictions in our existing credit facility;

•	our ability to attract and retain qualified personnel;

•	our ability to protect our intellectual property;

•	third party claims regarding intellectual property matters could cause us to stop selling products or services, pay monetary damages or obtain licenses on adverse terms;

•	evolution of the high performance Internet connectivity and services industry;

•	our ability to respond to technological change;

•	our ability to protect ourselves and our customers from security breaches;

•	risks associated with international operations;

•	effects of terrorist activity;

•	government regulation of the Internet;

•	risks associated with weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 and related increases in expense;

•	the dilutive effects of our stock price due to warrants; and

•	volatility of our stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, the recorded amounts on the balance sheet approximate fair value. As of June 30, 2005, all of our cash equivalents mature within three months and our short-term investments mature in less than one year.

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

Capital leases. As of June 30, 2005, we had capital leases recorded at $1.1 million reflecting the present value of future lease payments. We believe the interest rate used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of June 30, 2005 we had $9.8 million available under our revolving credit facility with Silicon Valley Bank, and the balance outstanding under the $5.0 million and $17.5 million term loans were $0.8 million and $14.2 million, respectively. The interest rates for the $5.0 million and $17.5 million term loans were fixed at 8% and 7.5%, respectively. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal.  As of June 30, 2005, we had no balance outstanding under our revolving credit facility with Silicon Valley Bank.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of June 30, 2005, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. We also have an investment in an unconsolidated entity. As we do not control or manage this entity, our disclosure controls and procedures with respect to such entity are necessarily more limited.

In the ordinary course of business, we review the effectiveness of controls and procedures that affect financial reporting. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer, along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(c) and 15d-15(e). Based upon the foregoing, our chief executive officer, along with our chief financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weaknesses in internal control over financial reporting related to accounting for leases and related to our procurement process as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

(b) Changes in internal controls over financial reporting. Based on the aforementioned evaluation, we have identified the following change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
During the fiscal quarter ended June 30, 2005, we continued the remediation initiatives we disclosed in Item 4(b) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and we continued preparation for the physical count of fixed assets, including analyzing fixed asset accounting records and purchasing and implementing new fixed asset accounting software to track the Company’s fixed assets at a detailed level.

The continued implementation of the remediation initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the remediation initiatives described above, when completed, will remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2004. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

There were no other changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of Internap Network Services Corp was held on June 23, 2005.

(b)
The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c)	A brief description of each matter voted on and the approximate number of votes cast are as follows:

		Number of Votes (millions)
				Withheld/	Broker
Description of Proposals		For	Against	Abstain	Non-Votes
1)	Election of Directors:
	Patricia L. Higgins	279.9	N/A	4.7	N/A
	Eugene Eidenberg	281.7	N/A	2.9	N/A
	William J. Harding	282.3	N/A	2.3	N/A
	Daniel C. Stanzione	281.7	N/A	2.9	N/A

2)	Approval of the 2005
	Incentive Stock Plan	88.6	26.7	0.9	N/A

3)	Ratification of PricewaterhouseCoopers LLP
	As Independent Registered Public Accountants	282.6	1.8	0.2	N/A

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 10, 2001).

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference herein to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Gregory A. Peters, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

_______________
*	Documents filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2005