Form 10-Q
period 2005-09-30
INTERNAP NETWORK SERVICES CORP
filed 2005-11-14
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 340,802,383 shares of common stock, $0.001 par value, outstanding as of November 10, 2005.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$22,549	$33,823
Restricted cash	-	76
Short-term investments in marketable securities	17,272	12,162
Accounts receivable, net of allowance of $1,861 and $1,124, respectively	17,102	16,943
Inventory	577	345
Prepaid expense and other assets	3,250	3,202

Total current assets	60,750	66,551

Property and equipment, net	51,994	54,378
Investments	4,597	6,693
Intangible assets, net of accumulated amortization of $17,956 and $17,522, respectively	2,474	2,898
Goodwill	36,314	36,314
Deposits and other assets	1,254	1,315

Total assets	$157,383	$168,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$4,792	$6,483
Accounts payable	8,028	11,129
Accrued liabilities	7,304	7,269
Deferred revenue, current portion	1,891	1,826
Capital lease obligations, current portion	546	512
Restructuring liability, current portion	1,357	2,397

Total current liabilities	23,918	29,616

Notes payable, less current portion	8,750	12,031
Deferred revenue, less current portion	512	421
Capital lease obligations, less current portion	392	806
Restructuring liability, less current portion	5,361	5,756
Deferred rent	7,820	5,781
Other liabilities	1,019	--

Total liabilities	47,772	54,411

Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 600,000 shares authorized; 340,801 and 338,148 shares issued and outstanding, respectively	341	338
Additional paid in capital	969,592	967,951
Unearned stock compensation	(480)	--
Accumulated deficit	(859,935)	(855,148)
Accumulated items of other comprehensive income	93	597

Total stockholders' equity	109,611	113,738

Total liabilities and stockholders' equity	$157,383	$168,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)

Revenue	$37,999	$35,151	$113,425	$107,399

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization shown below	21,188	18,931	60,184	57,017
Customer support	2,870	2,480	8,139	7,596
Product development	1,405	1,405	3,955	4,578
Sales and marketing	6,639	6,089	19,552	17,472
General and administrative	5,385	6,229	15,121	18,365
Depreciation and amortization	3,921	3,718	11,279	12,265
Restructuring costs	13	3,953	36	3,953
Loss (gain) on disposal of property and equipment	--	87	(4)	176

Total operating costs and expense	41,421	42,892	118,262	121,422

Loss from operations	(3,422)	(7,741)	(4,837)	(14,023)

Non-operating (income) expense:
Interest income	(339)	(195)	(903)	(419)
Interest expense	342	387	1,089	1,570
Other, net	(254)	(56)	(236)	(380)

Total non-operating (income) expense	(251)	136	(50)	771

Net loss	$(3,171)	$(7,877)	$(4,787)	$(14,794)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	340,055	291,317	339,328	270,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(4,787)	$(14,794)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,279	12,265
(Gain) loss on disposal of assets	(4)	176
Provision for doubtful accounts	1,011	1,986
(Gain) loss from equity method investment	(25)	359
Non-cash interest expense on capital lease obligations	--	904
Non-cash changes in deferred rent	2,039	683
Other, net	(45)	--
Changes in operating assets and liabilities:
Accounts receivable	(1,170)	(3,563)
Inventory, prepaid expense, deposits and other assets	(219)	2,737
Accounts payable	(3,507)	701
Accrued liabilities	1,059	(1,506)
Deferred revenue	156	(1,813)
Accrued restructuring liability	(1,435)	1,418

Net cash provided by (used in) operating activities	4,352	(447)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,072)	(8,363)
Purchases of investments in marketable securities	(16,727)	--
Proceeds from sales of investments in marketable securities	13,561	--
Change in restricted cash	76	49
Other	(326)	(107)

Net cash used in investing activities	(11,488)	(8,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,972)	(2,324)
Payments on capital lease obligations	(380)	(20,170)
Proceeds from exercise of stock options and warrants and employee stock purchase plan	1,164	4,525
Change in revolving credit facility	--	(8,392)
Proceeds from issuance of common stock	--	55,932
Proceeds from notes payable	--	17,500
Other	50	--

Net cash (used in) provided by financing activities	(4,138)	47,071

Net (decrease) increase in cash and cash equivalents	(11,274)	38,203
Cash and cash equivalents at beginning of period	33,823	18,885

Cash and cash equivalents at end of period	$22,549	$57,088

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Changes in accounts payable and accrued liabilities attributable to purchases of property and equipment	$405	$--
Non-cash acquisition of property and equipment	971	1,597
Unearned stock compensation	480	--
Conversion of preferred stock to common stock	--	51,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Common Stock		Additional	Unearned		Accumulated Items of Other	Total
	Shares	Par Value	Paid-In Capital	Stock Compensation	Accumulated Deficit	Comprehensive Income	Stockholders' Equity

Balance, December 31, 2004	338,148	$338	$967,951	$--	$(855,148)	$597	$113,738

Net loss	--	--	--	--	(4,787)	--	(4,787)
Unrealized loss on investments and foreign exchange, net	--	--	--	--	--	(504)	(504)

Comprehensive loss (*)							(5,291)

Unearned stock compensation	--	--	480	(480)	--	--	--

Proceeds from exercise of stock options, including the Employee Stock Purchase Plan	2,653	3	1,161	--	--	--	1,164

Balance, September 30, 2005	340,801	$341	$969,592	$(480)	$(859,935)	$93	$109,611

____________
(*) Total comprehensive loss was $3,298 for the three months ended September 30, 2005. For the three and nine months ended September 30, 2004, total comprehensive loss was $7,890 and $14,810, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2005 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The balance sheet at December 31, 2004 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2005.

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $4.8 million and $14.8 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, our accumulated deficit was $859.9 million. We may incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have also experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. We expect to meet our cash requirements through the remainder of 2005 and 2006 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot be certain that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $15.0 million credit facility with Silicon Valley Bank has been has been extended to December 28, 2005. We cannot be certain that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

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

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with SFAS No. 13, FTB No. 88-1 and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. The effect of these corrections decreased the net loss for the three and nine months ended September 30, 2004, summarized as follows (in thousands, except per share amounts):

	Periods ended September 30, 2004
	Three months	Nine months

Straight-line rent	$(210)	$(682)
Rent expense improperly charged to restructuring reserve	1,587	1,289

Total adjustment	$1,377	$607

Total adjustment per share	$(0.00)	$(0.00)

Lease classification

One of the Company's facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease increased the net loss by $21,000 and $31,000, or less than $0.01 per share, for the three and nine months ended September 30, 2004, respectively.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased the net loss for the three and nine months ended September 30, 2004 by $23,000 and $97,000, respectively, or less than $0.01 per share.

Other undepreciated assets

Management also identified $375,000 of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $26,000 and $93,000, or less than $0.01 per share, for the three and nine months ended September 30, 2004, respectively.

Security deposit

Finally, management discovered a security deposit for a facility lease in the amount of $202,000 that was initially associated with a previously abandoned facility. In the quarter ended June 30, 2004, the deposit was written-off to other expense because of its identification to the abandoned facility. In connection with the restatement, management determined that the deposit should not have been written-off and reversed the entry recorded as of June 30, 2004. The impact of re-recording the security deposit was to reduce the net loss by $202,000, or less than $0.01 per share, for the nine months ended September 30, 2004. The re-recording of the security deposit did not impact the loss reported for the three months ended September 30, 2004.

The following schedule reconciles net loss for the three and nine months ended September 30, 2004 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the correction of errors described above (in thousands, except per share amounts):

	Periods ended September 30, 2004
	Three Months	Nine Months

Net loss, as previously reported	$(9,184)	$(15,382)

Straight-line rent and restructuring	1,377	607
Lease classification	(21)	(31)
Leasehold improvements	(23)	(97)
Other undepreciated assets	(26)	(93)
Security deposit	--	202
Total net adjustments	1,307	588

Net loss, as restated	$(7,877)	$(14,794)

Basic and diluted net loss per share, as previously reported	$(0.03)	$(0.06)
Effect of adjustments	0.00	0.01
Basic and diluted net loss per share, as restated	$(0.03)	$(0.05)

As a result of correcting the errors, the Company's statement of operations for the three months ended September 30, 2004 has been adjusted as follows (in thousands, except per share data):

Three months ended September 30, 2004	As Previously Reported	Restatement	Reclassification (1)	As Restated

Direct cost of revenue, exclusive of depreciation and amortization shown below	$18,413	$518	$--	$18,931
Customer support	2,162	--	318	2,480
Product development	1,324	--	81	1,405
Sales and marketing	5,317	--	772	6,089
General and administrative	7,352	48	(1,171)	6,229
Depreciation and amortization	3,790	(72)	--	3,718
Restructuring costs	5,692	(1,739)		3,953
Total operating costs and expense	44,137	(1,245)	--	42,892
Loss from operations	(8,986)	1,245	--	(7,741)
Interest expense	449	(62)	--	387
Total non-operating expense	198	(62)	--	136
Net loss	(9,184)	1,307	--	(7,877)
Basic and diluted net loss per share	(0.03)	0.00	--	(0.03)

As a result of correcting the errors, the Company's statement of operations for the nine months ended September 30, 2004 has been adjusted as follows (in thousands, except per share data):

Nine months ended September 30, 2004	As Previously Reported	Restatement	Reclassification (1)	As Restated

Direct cost of revenue, exclusive of depreciation and amortization shown below	$55,360	$1,657	$--	$57,017
Customer support	6,448	--	1,148	7,596
Product development	4,123	--	455	4,578
Sales and marketing	14,976	--	2,496	17,472
General and administrative	22,311	153	(4,099)	18,365
Depreciation and amortization	12,387	(122)	--	12,265
Restructuring costs	5,692	(1,739)	--	3,953
Total operating costs and expense	121,473	(51)	--	121,422
Loss from operations	(14,074)	51	--	(14,023)
Interest expense	1,905	(335)	--	1,570
Other, net	(178)	(202)	--	(380)
Total non-operating expense	1,308	(537)	--	771
Net loss	(15,382)	588	--	(14,794)
Basic and diluted net loss per share	(0.06)	0.01	--	(0.05)
__________________
(1)
During 2004, the Company classified certain facilities and benefits costs as general and administrative expense. The Company has reclassified these amounts to the correct functional area for consistent presentation.

3.  Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Network equipment	$87,065	$95,149
Network equipment under capital lease	1,597	1,596
Furniture, equipment and software	33,110	32,319
Leasehold improvements	71,981	63,314
Property and equipment, gross	193,753	192,378
Less: Accumulated depreciation and amortization ($709 and $310 related to capital leases at September 30, 2005 and December 31, 2004, respectively)	(141,759)	(138,000)
Property and equipment, net	$51,994	$54,378

Assets under capital leases are pledged as collateral for the underlying lease agreements. Assets not under lease are pledged as collateral under our revolving credit facility or notes payable facilities.

During the three-month period ended September 30, 2005, $6.7 million in fully depreciated assets were retired.

4.  Revolving Credit Facility, Notes Payable and Subsequent Event

The Company has a $15.0 million revolving credit facility, a $5.0 million term loan, which reduces availability under the revolving credit facility, and a $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 28, 2005 to extend the expiration date of the revolving credit facility from September 29, 2005 to December 28, 2005 and to reduce the minimum aggregate amount in accounts that must be maintained by the Company at Silicon Valley Bank and its affiliates from $40.0 million to $30.0 million in order to maintain the maximum available credit of $15.0 million. At September 30, 2005, the balance outstanding under the $5.0 million and $17.5 million term loans were $0.4 million and $13.1 million, respectively, along with $4.1 million in letters of credit issued, and we had available $10.5 million in borrowing capacity under the revolving credit facility. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to retain other credit facilities on commercially favorable terms.

The credit facility contains certain covenants that (1) require us to maintain a minimum quick ratio not less than 1.50 to 1, (2) maintain a minimum Cash EBITDA, as defined in the credit facility, through certain pre-determined periods and (3) restrict our ability to incur further indebtedness. The Company was in violation of the loan covenant that requires minimum Cash EBITDA, as defined in the credit facility, for the quarter ended September 30, 2005 by $1.3 million. On November 3, 2005 we received a formal waiver of the covenant violation and amended the maturity date of Term Loan I from December 1, 2005 to November 1, 2005. Based on current projections we believe we will meet our loan covenants in the future.

During the course of completing our financial statements for the three-month period ended September 30, 2005, we discovered an error in the amount of $218,000 related to the recording of certain amounts that should have been recognized during the three-month period ended June 30, 2005. We have considered the impact of the error, including the assessment of any potential impact on prior period loan covenants. We have concluded that the error was not material to our financial statements for any period and did not affect our compliance with prior period loan covenants.

5.  Restructuring Charges

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

Restructuring liability balance, December 31, 2004	$8,153
Less: Cash reductions relating to real estate activities	(1,435)
Restructuring liability balance, September 30, 2005	$6,718

6.  Net Loss Per Share

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

Basic and diluted net loss per share for the three and nine months ended September 30, 2005 and 2004 are calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net loss	$(3,171)	$(7,877)	$(4,787)	$(14,794)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	340,055	291,317	339,328	270,457

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	43,603	44,568	43,603	44,568
Restricted stock grant	1,000	--	1,000	--
Warrants to purchase common stock	14,998	15,156	14,998	15,156

Total anti-dilutive securities	59,601	59,724	59,601	59,724

7.  Stock-Based Compensation Plans

As of September 30, 2005, we had nine stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB Opinion No. 25 states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of our common stock and the exercise price of the stock option is recorded as unearned compensation.

Unearned compensation is amortized to compensation expense over the vesting period of the stock option. We have adopted the disclosures related to stock options granted to employees, as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 123 requires disclosure of pro forma net losses based on the estimated fair value of the options at the date of the grant.

Fair Value Disclosures

We calculated the estimated fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

Period ended September 30,	2005	2004
Risk-free interest rate	4.4%	4.3%
Expected life	4.0 years	4.0 years
Dividend yield	none	none
Expected volatility	104%	145%

Had compensation cost for the Company's stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company's pro forma net loss would have been as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net loss:
As reported	$(3,171)	$(7,877)	$(4,787)	$(14,794)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,411)	(3,133)	(7,879)	(12,401)
Pro forma	$(5,582)	$(11,010)	$(12,666)	$(27,195)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Pro forma	(0.02)	(0.04)	(0.04)	(0.10)

Pro forma stock-based compensation expense above includes an option to purchase 5.0 million shares of the Company’s common stock granted in connection with the hiring of the Company’s new President and Chief Operating Officer on September 30, 2005. The exercise price of the option is $0.48 per share, the closing price of our common stock as of the grant date. The option was immediately vested 25% as of the grant date, September 30, 2005, but is restricted from exercise unless and until the executive remains continuously employed by the Company through September 30, 2006. The remaining options vest and become exercisable in four equal annual installments, with the first such annual installment being September 30, 2006.

In addition, the executive was granted 1.0 million shares of restricted stock on September 30, 2005 in connection with his employment agreement. The shares of restricted stock vest 50% as of September 30, 2006 so long as the executive remains continuously employed by the Company through September 30, 2006. The remaining shares vest in three equal annual installments, with the first such annual installment being September 30, 2007. The fair value of the restricted stock was $480,000 as of the grant date, September 30, 2005, and has been reflected in stockholders’ equity in the accompanying balance sheet. Compensation expense will be recognized ratably in accordance with the terms of vesting. The employment agreement provides for accelerated vesting of both the stock options and restricted stock granted to the executive under certain events of termination of the executive’s employment.

8.  Legal Proceedings, Commitments and Contingencies

   We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

We also have various commitments for operating leases and minimum service and purchase commitments. In March 2005, we entered into an amended agreement with an equipment vendor containing minimum purchase commitments of $200,000 for the three months ended June 30, 2005 and $300,000 each for the three month periods ended September 30, 2005 and December 31, 2005. As of September 30, 2005 we have fulfilled our purchase commitments.

9.  Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3” to prescribe the related accounting and disclosures. The provisions of SFAS No. 154 are effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement on January 1, 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing the SEC Staff's view regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R) and guidance in SAB No. 107, which is currently scheduled to be effective for the Company beginning in the first quarter of 2006. Accordingly, we plan to recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the January 1, 2006 purchase period.

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

In December 2004, the FASB also issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS No. 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. We adopted this pronouncement as of July 1, 2005.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Internap Network Services Corporation’s (“Internap,” “we,” “us,” “our” or the “Company”) consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2005. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

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

Restatement of Prior Financial Information

As a result of a review of the company's accounting practices with respect to leasing transactions, the company has restated its consolidated financial statements for certain prior periods in order to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” and other related matters. On February 23, 2005, Company management and the Audit Committee of the Board of Directors concluded that the Company's historical financial statements for the fiscal years ended December 31, 2003 and 2002, and its unaudited financial statements for the quarters ended March 31, September 30, and September 30, 2004 and 2003, as well as the quarter ended December 31, 2003 should be restated.  Management assessed the impact of each of the resulting errors on the historical financial statements individually and in the aggregate and concluded that it was necessary to restate the Company's financial statements for all periods effected by the errors. As the correction related solely to accounting treatment, it did not affect the company's historical or future cash flow or the timing of payments under its relevant leases. The effect of the restatement is reflected throughout this document.

Straight-line rent and restructuring

Management reviewed all facility lease agreements and identified 28 leases that included periods of free rent, specific escalating lease payments, or both. Historically, the Company recorded rent expense based upon scheduled rent payments, rather than on a straight-line basis in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” Financial Accounting Standards Board Technical Bulletin (“FTB”) No. 88-1, “Issues Relating to Accounting for Leases” and other relevant accounting literature. Included in the total were 20 leases entered into in 2000 or prior thereto. In the process of correcting for straight-line rent, the Company identified three leases for which a restructuring charge had been recorded in 2001 that erroneously had period rental expense charged against the restructuring liability rather than through current operations. The effect of these corrections decreased the net loss for the three and nine months ended September 30, 2004, summarized as follows (in thousands, except per share amounts):

	Periods ended September 30, 2004
	Three months	Nine months

Straight-line rent	$(210)	$(682)
Rent expense improperly charged to restructuring reserve	1,587	1,289

Total adjustment	$1,377	$607

Total adjustment per share	$(0.00)	$(0.00)

Lease classification

One of the Company's facility leases for a data center contained an additional lease payment representing a charge for electrical infrastructure integral to the building that the Company occupied. The Company incorrectly identified this additional payment as a separate capital lease of leasehold improvements rather than as an additional payment related to the data center space. The effect of recording the electrical infrastructure as an operating lease increased the net loss by $21,000 and $31,000, or less than $0.01 per share, for the three and nine months ended September 30, 2004, respectively.

Leasehold improvements

In connection with reviewing lease agreements and related lease terms, management determined that leasehold improvements for 21 locations were being amortized beyond the lease term. In some cases, leases were no longer in force and the sites had been abandoned, yet the leasehold improvements had not been written-off, but rather continued to be amortized. The effect of correcting the amortizable life of the assets and writing-off abandoned leasehold improvements increased net loss for the three and nine months ended September 30, 2004 by $23,000 and $97,000, respectively, or less than $0.01 per share.

Other undepreciated assets

Management also identified $375,000 of property and equipment for which depreciation had never been recorded. The impact of recording depreciation expense on these assets was to increase the net loss before income taxes by $26,000 and $93,000, or less than $0.01 per share, for the three and nine months ended September 30, 2004, respectively.

Security deposit

Finally, management discovered a security deposit for a facility lease in the amount of $202,000 that was initially associated with a previously abandoned facility. In the quarter ended June 30, 2004, the deposit was written-off to other expense because of its identification to the abandoned facility. In connection with the restatement, management determined that the deposit should not have been written-off and reversed the entry recorded as of June 30, 2004. The impact of re-recording the security deposit was to reduce the net loss by $202,000, or less than $0.01 per share, for the nine months ended September 30, 2004. The re-recording of the security deposit did not impact the loss reported for the three months ended September 30, 2004.

Overview

We provide high-performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high-performance levels for business-critical applications, such as e-commerce, video and audio streaming, voice over Internet Protocol (“VoIP”), virtual private networks (“VPN's”), and supply chain management. We deliver Internet Protocol (“IP”) services through our network access points, which feature multiple direct high-speed connections to major Internet networks. Our proprietary route optimization technology monitors the performance of these Internet networks and allows us to intelligently route our customers' Internet traffic over the optimal Internet path in a way that minimizes data loss and network delay. We believe this approach provides better performance, control, predictability and reliability than conventional Internet connectivity providers. Our service level agreements guarantee performance across every major Internet route in the United States, excluding local connections, whereas conventional Internet connectivity providers typically only guarantee performance on their own network. We provide services to customers in various industry verticals, including financial services, media and communications, travel, e-commerce, retail and technology. As of September 30, 2005, we provided our services to approximately 2,030 customers in the United States and abroad.

Our high-performance Internet connectivity services are available at speeds ranging from fractional T-1 (256 kbps) to OC-12 (622 mbps), and Ethernet Connectivity from 10 mbps to 1,000 mbps (“Gigabit Ethernet”) from our network access points to customers. We provide our connectivity services through the deployment of network access points, which are redundant network infrastructure facilities coupled with our proprietary routing technology. Network access points maintain high-speed, dedicated connections to major global Internet networks, commonly referred to as backbones. As of September 30, 2005, we operated 38 network access points in 21 major metropolitan market areas.

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

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since May 1996, we have undergone substantial operational restructurings in the past and have incurred net losses in each quarterly and annual period since we began operations. As of September 30, 2005, our accumulated deficit was $859.9 million.

Three months ended September 30, 2005 and 2004

Revenue. Revenue for the three months ended September 30, 2005 increased by 8.0% to $38.0 million, up from $35.2 million for the three months ended September 30, 2004, summarized as follows (in thousands):

	Three months ended September 30,

	2005	2004
Revenue:
Internet Protocol (“IP”) Services	$24,708	$24,977
Colocation	9,195	6,664
Content Delivery Network	2,307	2,608
Edge Appliances	1,013	884
Other	776	18
Total Revenue	$37,999	$35,151

The revenue increase is primarily attributed to increases of $2.5 million in colocation revenue which is the result of continued growth in existing customers, as we have expanded our available colocation space. In addition, the $0.7 million increase in other revenue was primarily driven by increased termination fees, as well as service revenue from virtual private network (“VPN”) and managed security. Offsetting the increase in colocation service revenue was a decrease of $0.3 million in revenue from Internet Protocol (“IP”). Our IP volume has increased from the quarter ended September 30, 2004, but is more than offset by the loss of two existing customers who migrated IP volumes to satisfy contract minimums and put more traffic on their internal networks at the end of 2004. In addition, overall IP pricing trends for acquiring new customers continued to stabilize for the three months ended September 30, 2005 and overall volume on our networks continues to increase connectivity services. Increases in colocation service revenue were also partially offset by decreases of $0.3 million in revenue from our content delivery network (“CDN”) services which includes caching, streaming audio and video and other web content management functions such as reporting failover and storage.

As of September 30, 2005, our customer base totaled approximately 2,030 customers across our 21 metropolitan markets, an increase of 7% from approximately 1,900 customers as of September 30, 2004. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. In addition, we expect the composition of future revenue will continue to include an increasing percentage of revenue from non-connectivity products and services than in the past.

A significant colocation customer has recently begun terminating their service with us. The three-month period ended December 31, 2005 will be the final period of their contract. We expect that the ongoing impact beginning in the three-month period ended March 31, 2006 will be a reduction in revenue of approximately $700,000 per quarter.

Direct cost of revenue. Direct cost of revenue for the three months ended September 30, 2005 increased 12% to $21.2 million from $18.9 million for the three months ended September 30, 2004. Our gross margins, defined as revenue less direct cost of revenue excluding depreciation and amortization expense, improved to $16.8 million for the three months ended September 30, 2005, compared to $16.2 million for the same period in 2004. This increase in gross margin is a result of our leveraging fixed colocation and other service point facility costs over an increased customer base and negotiating lower rates with service providers. The $2.3 million increase in direct cost of revenue is primarily attributable to a $3.2 million increase in colocation facility costs related to expansion for customer growth. This increase was partially offset by decreases of $0.6 million in network costs and a $0.5 million decrease in CDN related expense. Connectivity costs vary based upon customer traffic and other demand-based pricing variables and are expected to continue to decrease throughout 2005, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2004 and 2005.

Customer support. Customer support costs for the three months ended September 30, 2005 increased 16% to $2.9 million from $2.5 million for the same period in 2004. The increase of $0.4 million primarily reflects an increase in costs related to employee benefits of $0.2 million.

Product development. Product development costs for the three months ended September 30, 2005 remained flat when compared to the same period in 2004. During the third quarter of 2005, we incurred increased costs of $0.3 million related to outside professional services. This increase was offset by decreases in employee compensation costs.

Sales and marketing. Sales and marketing costs for the three months ended September 30, 2005 increased 8% to $6.6 million from $6.1 million for the same period in 2004 primarily due to a $0.3 million increase in total employee compensation and a $0.4 million increase in costs related to the rental of sales and marketing facilities. These increases were offset by combined decreases of $0.1 million in travel and training related expense for our sales and marketing employees.

General and administrative. General and administrative costs for the three months ended September 30, 2005 decreased 13% to $5.4 million from $6.2 million for the same period in 2004. The decrease of $0.8 million reflects a reduction of $1.2 million in costs related to outside professional services as well as a $0.1 million decrease in bad debt expense. These decreases were offset by increases of $0.5 million in total employee compensation and benefit related costs.

Depreciation and amortization. Depreciation and amortization increased 5% from $3.7 million for the three months ended September 30, 2004 to $3.9 million for the three months ended September 30, 2005. This $0.2 million increase was due to new depreciation for recent capital expenditures exceeding assets that have become fully depreciated and amortized.

Other income, net. Other income, net increased from $0.1 million of expense for the three months ended September 30, 2004 to $0.3 million in income for the three months ended September 30, 2005. The increase was largely due to the proceeds from an insurance claim.

Nine Months Ended September 30, 2005 and 2004

Revenue. Revenue increased 6%, from $107.4 million for the nine months ended September 30, 2004 to $113.4 million for the nine months ended September 30, 2005, summarized as follows (in thousands):

	Nine months ended September 30,

	2005	2004
Revenue:
Internet Protocol Services	$74,646	$75,592
Colocation	25,789	18,258
Content Delivery Network	7,678	7,801
Edge Appliances	2,451	2,091
Other	2,861	3,657
Total Revenue	$113,425	$107,399

The increase in total revenue of $6.0 million was attributable to increases in colocation service revenue of $7.5 million principally resulting from growth in new and existing customers as we have expanded our available colocation space. Offsetting the increase in colocation service revenue were decreases of $0.9 million in revenue from IP connectivity services and decreases of $0.8 million in non-recurring and other revenue. Our IP volume has increased from the nine months ended September 30, 2004, but is more than offset by the loss of two customers who migrated IP volumes to satisfy contract minimums and put more traffic on their internal networks at the end of 2004. In addition, overall volume on our networks continues to increase.

Direct cost of revenue. Direct cost of revenue increased 6% from $57.0 million for the nine months ended September 30, 2004 to $60.2 million for the nine months ended September 30, 2005. This increase of $3.2 million was primarily due to increased costs related to expanded colocation facilities, representing $7.3 million, offset by decreases in costs from our IP connectivity services of $2.7 million due to continued industry-wide pricing pressures. The increase was also offset by decreased expense related to PNAP facility costs of $0.7 million and decreased CDN expense of $0.7 million. For the nine months ended September 30, 2005, our gross margins, defined as revenue less direct cost of revenue excluding depreciation and amortization, improved to $53.2 million compared to $50.4 million for the same period in 2004.

Customer support. Customer support expense increased 7% from $7.6 million for the nine months ended September 30, 2004 to $8.1 million for the nine months ended September 30, 2005. This increase of $0.5 million was primarily due to increases of $0.3 million in compensation costs, as well as increases of $0.2 million in outside professional services.

Product development. Product development costs decreased 13%from $4.5 million for the nine months ended September 30, 2004 to $3.9 million for the nine months ended September 30, 2005. This decrease of $0.6 million was due primarily to a $0.8 million decrease in compensation and employee benefits, along with a $0.2 million decrease in office equipment maintenance costs. These decreases were offset by an increase in outside professional service expense of $0.4 million.

Sales and marketing. Sales and marketing costs increased 12% from $17.5 million for the nine months ended September 30, 2004 to $19.6 million for the nine months ended September 30, 2005. This increase of $2.1 million was primarily due to increases in compensation expense of $1.2 million as well as increases in outside professional services totaling $0.5 million, and a $0.4 million increase in facility expense.

General and administrative. General and administrative costs decreased 17% from $18.4 million for the nine months ended September 30, 2004 to $15.1 million for the nine months ended September 30, 2005. This decrease of $3.3 million was primarily due to a $3.0 million gross reduction in taxes, licenses, and fees, a $1.0 million decrease in bad debt expense, and a $0.9 million decrease in outside professional services. These reductions were partially offset by increases of $1.9 million in employee compensation and benefits, and a $0.1 million increase in travel, entertainment and training related expense.

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

Depreciation and amortization. Depreciation and amortization decreased 8% from $12.3 million for the nine months ended September 30, 2004 to $11.3 million for the nine months ended September 30, 2005. This $1.0 million decrease was primarily due to assets becoming fully depreciated and amortized.

Cash Flow for the Nine Months Ended September 30, 2005 and 2004

Net cash flows from operating activities. Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2005, and was comprised of the net loss of $4.8 million adjusted for non-cash items of $14.3 million offset by changes in working capital items of $5.1 million. The changes in working capital items include net cash used to pay down and reduce accounts payable of $3.5 million and accrued restructuring of $1.4 million as well as an increase in accounts receivable of $1.2 million. The reduction in accounts payable was partially offset by an increase in accrued liabilities of $1.1 million.

Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2004, and was comprised of the net loss of $14.8 million, adjusted for non-cash items of $16.4 million offset by changes in working capital items of $2.0 million. Working capital changes for the nine months ended September 30, 2004 consisted of an increase in accounts receivable of $3.6 million, a reduction in deferred revenue of $1.8 million, and a decrease in accrued liabilities of $1.5 million. These effects were offset by a decrease in inventory, prepaid expense, deposits and other assets of $2.7 million as well as an increase in restructuring charges of $1.4 million and a increase in accounts payable of $0.7 million.

Net cash flows from investing activities. Net cash used in investing activities for the nine months ended September 30, 2005 was $11.5 million, which primarily consisted of purchases of investments in marketable equity securities of $16.7 million and capital expenditures of $8.1 million offset by proceeds from sales of investments in marketable securities of $13.6 million. The capital expenditures related primarily to our expansion of colocation facilities.

Net cash used in investing activities for the nine months ended September 30, 2004 was $8.4 million, which primarily consisted of purchases of property and equipment for our network infrastructure.

Net cash flows from financing activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash used in financing activities for the nine months ended September 30, 2005 was $4.1 million, primarily representing the repayment of notes payable and capital lease obligations, partially offset by proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $47.1 million. In September 2004, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with our primary supplier of network equipment. Under the terms of the buyout agreement the Company paid the supplier $19.7 million representing remaining capital lease payment obligations, end-of-lease asset values and sales tax. The $19.7 million buy-out was paid with $2.2 million in cash on hand and the proceeds from a $17.5 million term loan from Silicon Valley Bank. On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expense. In addition to the public offering, we received $4.5 million from the exercise of stock options and warrants. Uses of cash for the nine months ended September 30, 2004 included repayment of our revolving credit facility for $8.4 million, and principal payments on notes payable of $2.3 million.

Liquidity. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $4.8 million and $14.8 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, our accumulated deficit was $859.9 million. We may incur additional operating losses in the future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have also experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. We expect to meet our cash requirements through the remainder of 2005 and 2006 through a combination of existing cash, cash equivalents and short-term investments, borrowings under our credit facilities and proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot be certain that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $15.0 million credit facility with Silicon Valley Bank has been has been extended to December 28, 2005. We cannot be certain that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

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

Credit facility. The Company has a $15.0 million revolving credit facility, a $5.0 million term loan, which reduces availability under the revolving credit facility, and a $17.5 million term loan under a loan and security agreement with Silicon Valley Bank. The agreement was amended as of September 28, 2005 to extend the expiration date of the revolving credit facility from September 29, 2005 to December 28, 2005 and to reduce the minimum aggregate amount in accounts that must be maintained by us at Silicon Valley Bank and its affiliates from $40.0 million to $30.0 million in order to maintain the maximum available credit of $15.0 million. The $5.0 million term loan is payable in 36 equal monthly installments of principal through December 1, 2005 and the $17.5 million term loan is payable in 48 equal monthly installments of principal through September 1, 2008. Availability under the revolving credit facility and term loan is based on 85% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. In addition, the loan and security agreement will make available to us an additional $5.0 million under a term loan if we meet certain debt coverage ratios. At September 30, 2005, the balance outstanding under the $5.0 million and $17.5 million term loans were $0.4 million and $13.1 million, respectively, along with $4.1 million in letters of credit issued, and we had available $10.5 million in borrowing capacity under the revolving credit facility. The interest rates under the $5.0 million and $17.5 million term loans are fixed at 8.0% and 7.5%, respectively. There can be no assurance that the credit facility will be renewed upon expiration or that we will be able to retain other credit facilities on commercially favorable terms.

The credit facility contains certain covenants that (1) require us to maintain a minimum quick ratio not less than 1.50 to 1, (2) maintain a minimum Cash EBITDA, as defined in the credit facility, through certain pre-determined periods and (3) restrict our ability to incur further indebtedness. The Company was in violation of the loan covenant that requires minimum Cash EBITDA, as defined in the credit facility, for the quarter ended September 30, 2005 by $1.3 million. The violation resulted primarily from our continued expansion of colocation facilities that caused the minimum Cash EBITDA for the period to be less than the level required under the agreement. On November 3, 2005 we received a formal waiver of the covenant violation and amended the maturity date of Term Loan I from December 1, 2005 to November 1, 2005. Based on current projections we believe we will meet our loan covenants in the future.

During the course of completing our financial statements for the three-month period ended September 30, 2005, we discovered an error in the amount of $218,000 related to the recording of certain amounts that should have been recognized during the three-month period ended June 30, 2005. We have considered the impact of the error, including the assessment of any potential impact on prior period loan covenants. We have concluded that the error was not material to our financial statements for any period and did not affect our compliance with prior period loan covenants.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No.3” to prescribe the related accounting and disclosures. The provisions of SFAS No. 154 are effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement on January 1, 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R) and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing the SEC Staff's view regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R) and guidance in SAB No. 107, which is currently scheduled to be effective for the Company beginning in the first quarter of 2006. Accordingly, we plan to recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards will be based on the fair value at the date of grant, similar to calculations for our pro forma disclosure under SFAS No. 123. Based on our current Employee Stock Purchase Plan, we will recognize compensation expense beginning with the January 1, 2006 purchase period.

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

In December 2004, the FASB also issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS No. 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. We adopted this pronouncement as of July 1, 2005.

Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.

·	we have a history of losses and may experience losses in the future;

·	we may need to raise additional capital, which might not be available or which, if available, could be on terms adverse to our common stockholders;

·	the incurrence of additional restructuring charges;

·	the success of our recent operational restructurings;

·	our ability to compete against existing and future competitors;

·	pricing pressures;

·	changes in the accounting treatment of stock options will adversely effect our results of operations;

·	our ability to deploy new access points in a cost-efficient manner;

·	our ability to successfully complete future acquisitions;

·	the availability of services from Internet network service providers;

·	failure of suppliers to deliver their products and services as agreed;

·	failures in our network operations centers, network access points or computer systems;

·	fluctuations in our operating results;

·	acceleration of payment obligations under our existing credit facility if we are unable to obtain a waiver in the event we fail to comply with covenants under such credit facility;

·	our ability to operate in light of restrictions in our existing credit facility;

·	our ability to attract and retain qualified personnel;

·	our ability to protect our intellectual property;

·	third party claims regarding intellectual property matters could cause us to stop selling products or services, pay monetary damages or obtain licenses on adverse terms;

·	evolution of the high performance Internet connectivity and services industry;

·	our ability to respond to technological change;

·	our ability to protect ourselves and our customers from security breaches;

·	risks associated with international operations;

·	effects of terrorist activity;

·	government regulation of the Internet;

·	risks associated with weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 and related increases in expense;

·	the dilutive effects of our stock price due to warrants; and

·	volatility of our stock price.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, the recorded amounts on the balance sheet approximate fair value. As of September 30, 2005, all of our cash equivalents mature within three months and our short-term investments mature in less than one year.

Investments. We have a $1.1 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore, we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation. This investment is accounted for using the equity-method and to date we have recognized $3.4 million in net equity-method losses, representing our proportionate share of the aggregate joint venture losses. The joint venture investment is also subject to foreign currency exchange rate risk and the market for services being offered by Internap Japan has not been proven and may never materialize.

Capital leases. As of September 30, 2005, we had capital leases recorded at $0.9 million reflecting the present value of future lease payments. We believe the interest rate used in calculating the present values of these lease payments is a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of September 30, 2005, we had $10.5 million available under our revolving credit facility with Silicon Valley Bank, and the balance outstanding under the $5.0 million and $17.5 million term loans were $0.4 million and $13.1 million, respectively. The interest rates for the $5.0 million and $17.5 million term loans were fixed at 8% and 7.5%, respectively. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal. As of September 30, 2005, we had no balance outstanding under our revolving credit facility with Silicon Valley Bank.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of September 30, 2005, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

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

(b) Changes in internal controls over financial reporting. Based on the aforementioned evaluation, we have identified the following change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
During the fiscal quarter ended September 30, 2005, we continued the remediation initiatives disclosed in Item 4(b) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and we continued our initiative to complete a physical count of fixed assets. For the fiscal quarter ended September 30, 2005, we completed initial counts of fixed assets, continued analyzing fixed asset accounting records and began preliminary reconciliations of fixed asset accounting records to physical counts.

The continued implementation of the remediation initiatives described above is among our highest priorities. Our Audit Committee continually assesses the progress and sufficiency of these initiatives and makes adjustments as and when necessary. As of the date of this report, our management believes that the remediation initiatives described above, when completed, will remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2004. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

There were no other changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1
Employment Agreement dated as of September 30, 2005 between the Company and James DeBlasio (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2005).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1*	Section 1350 Certification of Principal Executive Officer of the Company.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company.

_______________
*	Documents filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2005