Form 10-K
period 2005-12-31
INTERNAP NETWORK SERVICES CORP
filed 2006-03-10
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Company's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant was $ 139.8 million based on a closing price of $0.47 on June 30, 2005 as quoted on the American Stock Exchange.

As of March 1, 2006, 343,621,574 shares of the registrant's common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for its 2006 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

i

FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth in this annual report under “Item 1A - Risk Factors,” including, but not limited to:

•  our ability to achieve profitability;

•  our ability to secure adequate funding;

•  the incurrence of additional restructuring charges;

•  the success of our operational restructurings;

•  our ability to compete against existing and future competitors;

•  pricing pressures;

•  the availability of services from Internet network service providers and local access providers on favorable terms or at all;

•  failure of suppliers to deliver their products and services as agreed;

•  failures in our network operations centers, network access points or computer systems;

•  fluctuations in our operating results;

•  our ability to respond to technological change;

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

•  litigation based on claims of infringement of third-party intellectual property rights;

•  evolution of the high performance Internet connectivity and services industry;

•  our ability to protect ourselves and our customers from security breaches;

•  effects of terrorist activity;

•  government regulation of the Internet;

•  risks associated with material weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 at any time in the future;

•  changes in estimates regarding disputed costs;

ii

•  the dilutive effects on our stock price of outstanding stock options and warrants;

•  future sales of stock; and

•  volatility of our stock price.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time for any reason.

iii

PART I

ITEM 1. BUSINESS

Overview

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) was incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. Our principal executive offices are located at 250 Williams Street, Suite E-100, Atlanta, Georgia 30303, and our telephone number at that location is (404) 302-9700. Our common stock trades on the American Stock Exchange under the symbol “IIP.”

We market products and services that optimize the performance and reliability of strategic business Internet applications for e-commerce, customer relationship management (CRM), multimedia streaming, Voice-over Internet-Protocol (VoIP), virtual private networks (VPNs), and supply chain management. Our product and service offerings are delivered by IP access services such as colocation and data center services, content distribution networks (CDN) and managed security services. Additionally, we offer high levels of pre and post installation service and consulting. As of December 31, 2005, we delivered services through our 38 network access points across North America, Europe, Asia and Australia, which feature direct high-speed connections to multiple major Internet backbones such as AT&T, Sprint, Verizon (formerly MCI), Savvis, Global Crossing Telecommunications and Level 3 Communications. Our proprietary route optimization technology monitors the performance of Internet networks allowing our customer traffic to be “intelligently” routed over the optimal path in a way that maximizes performance and reliability of the transactions by minimizing loss and delays inherent across the Internet. We believe our unique carrier-neutral approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements (SLAs) guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. Internap serves customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of December 31, 2005, we provided our services to approximately 2,100 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

Industry Background

The emergence of multiple Internet networks

The Internet originated as a restricted network designed to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and organizations. As the Internet evolved, businesses began to use the Internet for functions critical to their core business and communications. Telecommunications companies established additional networks to supplement the original public infrastructure and satisfy increasing demand. Currently, the Internet is a global collection of tens of thousands of interconnected computer networks, forming a network of networks. These networks were developed at great expense but are nonetheless constrained by the fundamental limitations of the Internet's architecture. Each network must connect to one another, or peer, to permit its users to communicate with each other. Consequently, many Internet network service providers have agreed to exchange large volumes of data traffic through a limited number of public network access points and a growing number of private connections called peering.

Peering network access points are not centrally managed, and we believe that no single entity has the economic incentive or ability to facilitate problem resolution or to optimize peering within the public network access points, nor the authority to bring about centralized routing administration. Additionally, since these arrangements are based on non-regulated agreements, there is an element of volatility that has demonstrated performance impacts when disagreements arise between carriers. As a consequence of the lack of coordination among networks at these public peering points, and in order to avoid the increasing congestion and the potential for resulting data loss at the public network access points, a number of the Internet network service providers have established private interfaces connecting pairs of networks for the exchange of traffic. Although private peering arrangements are helpful for exchanging traffic, they do not overcome the structural and economic shortcomings of the Internet.

The problem of inefficient routing of data traffic on the Internet

The individual Internet network service providers only control the routing of data within their networks, and their routing practices tend to compound the inefficiencies of the Internet. When an Internet network service provider receives a packet that is not destined for one of its own customers, it must route that packet to another Internet network service provider to complete the delivery of the packet on the Internet. Since the use of a public network access point or a private peering point typically involves no economic settlement, an Internet network service provider will often route the data to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor's network as quickly as possible. In this manner, the Internet network service provider reduces capacity and management burdens on its transport network. Once the origination traffic leaves the network of an Internet network service provider, service level agreements with that Internet network service provider typically do not apply since that carrier cannot control the quality of service on another Internet network service provider's network. Consequently, in order to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. For customers of conventional Internet connectivity providers, this can result in lost data, slower and more erratic transmission speeds, and an overall lower quality of service. Equally important, these customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels, such as poor data transmission performance, or service failures. As a result, it is virtually impossible for a single Internet network service provider to offer a high quality of service across disparate networks.

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

The growing importance of the Internet for business-critical Internet-based applications

Once primarily used for e-mail and basic information retrieval, the Internet is now being used as a communications platform for an increasing number of business-critical Internet-based applications, such as those relating to electronic commerce, VoIP, supply chain management, customer relationship management, project coordination, streaming media, and video conferencing and collaboration.

Businesses are unable to benefit from the full potential of the Internet primarily because of performance issues discussed above. The emergence of technologies and applications that rely on network quality and require consistent, high-speed data transfer, such as VoIP, multimedia document distribution and streaming, and audio and video conferencing and collaboration, are hindered by inconsistent performance. We believe that the market for Internet services will be driven by providers that, through superior performance Internet routing services, provide a consistently high quality of service that enables businesses to successfully and cost effectively execute their business-critical Internet-based applications over the public network infrastructure.

Our Market Opportunity

Historically, network service providers (NSPs) have maintained at-will agreements to deliver Internet traffic on a “best efforts” basis without guaranteeing various levels of quality of service. This best efforts delivery is sub-optimal for time-sensitive and/or real-time applications that require uninterrupted streams of data such as voice and video. For companies like our customers that rely on the Internet as a medium for commerce or relationship management, this unpredictable performance often translates into lost revenue, decreased productivity and dissatisfied customers.

Today the public Internet serves as a core component of many direct sales, supply chain and collaboration strategies and has extended our customer's ability to reach global partners, suppliers and customers. This changing landscape, combined with an increasingly dispersed workforce and the adoption of emerging technologies like VoIP and streaming media, has increased the need for fast, reliable connectivity. We believe Internap meets this requirement and is well positioned to help businesses leverage the Internet to attain improved productivity, decreased transactional costs and new revenue streams.

Services and Technology

We offer the following managed services and premise-based products:

High Performance IP
Our managed intelligent routing service provides fast, reliable connectivity to all major backbones and dynamically identifies the optimal path for our customers’ traffic. The service is also supported by industry-leading service level agreements with 100 percent network availability, excluding local connections. Our customers are supported 24 hours a day, 7 days a week and every day of the year by our team of certified network engineers. Services are charged based on a fixed-fee, usage or a combination of both fixed fee and usage.

Data Center Services
We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and managed services such as content delivery along with hosting customers’ applications. We charge monthly fees for data center services based on the amount of square footage that is leased in our facilities. We also have relationships with various providers to extend our Private Network Access Point (P-NAP®) model into markets with high demand.

Our data center services allow us to expand the reach of our High Performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high performance facilities. To maximize this footprint, we use a combination of partner facilities and owned to our best strategic and financial advantage. We also leverage this unique product combination position to create a differentiated offer that has proven to be that has to be competitive.

Flow Control Platform (FCP)
Internap’s FCP is our premise-based intelligent routing product, for customers who run their own multiple network installations, known as multi-homing. There are over 16,000 multi-homed networks in operation today. To operate each network at the highest performance level, a significant amount of expertise is required to monitor and adjust to global Internet routing, which is very dynamic in nature. FCP functions similarly to our P-NAP, monitoring the global Internet and automatically routing changes real-time to balance the traffic across multiple links with the highest performance. FCP can be tuned to manage the performance on two dimensions: cost and performance. The user can set thresholds that balance performance against cost, for example routing all traffic across a low cost provider until a specific minimum performance threshold is surpassed then the traffic can be routed over a more costly provider. This allows the customer to offer service with the best performance and economics. Another key feature is minute-by-minute visibility reports and logs on the performance and operation of the customer’s network. Our customers find this information to be very useful for carrier SLA verification, monitoring, and overall network management.

FCP is one of the industry’s only route control appliances that analyzes and re-routes Internet traffic flows in real-time. We offer FCP as a one-time hardware purchase and as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product also has the opportunity for us to serve customers outside of our geographical footprint.

Flow Control Xcelerator (FCX)
FCX is an appliance that accelerates the performance of applications across wide area networks (WANs) and significantly reduces the effects of network latency. By optimizing how our customers use available bandwidth, the FCX boosts performance for Transmission Control Protocol (TCP)-based traffic, creating highly functional communications links between users of collaborative applications. Where typical compression technologies may offer 4-times throughput improvements, the FCX delivers as much as 20-times or more wide area network (WAN) performance improvement for TCP-based traffic.

BusinessNet Service
Our managed data acceleration service, BusinessNet, was created for customers with a one-to-many (business-to-consumer or “B2C”) model who deploy large files over long distances, such as from the United States to Asia. This fully managed solution is easily provisioned within minutes and managed through a Domain Name System (DNS) routing change with no capital investment for the customer. BusinessNet is ideal for collaboration and supply chain management applications. We currently operate in North America, Europe, and Asia Pacific with 38 Service Delivery Points and have plans to add more as customer geography requirements dictate.

Other Products & Services
To complement our existing portfolio, we also offer managed Internet services via third parties. These include Akamai CDN services, virtual private networking, and managed security services, including Verisign intrusion detection/prevention and managed firewall services to more broadly support our clients’ Internet applications.

Network Access Points and Data Centers

We provide our services through our network access points across North America, and in Europe, Asia, and Australia. Our network access points and data centers feature direct high speed connections to multiple major Internet network service providers, including

AT&T, Sprint, Verizon (formally MCI), Savvis, Global Crossing Telecommunications, Level 3 Communications, and Verio - an NTT Communications company as well as Internet Initiative Japan, Inc. and KDDI Corp. in Asia. As of December 31, 2005 we directly operated six network access points and have operating agreements with third parties for the remaining 32 network access points in the following markets:

Internap operated	Operated under third-party agreements
Seattle	New York	Philadelphia	Tokyo[1]
Boston	San Jose	Denver	Miami
Houston	Washington DC	San Diego	Phoenix
New York	Los Angeles	San Francisco	Hong Kong
Atlanta	Boston	Dallas	Singapore
	Chicago	London	Sydney
___________________
1 Through our joint venture with NTT-ME Corp. of Japan

Sales and Marketing

Our sales and marketing objective is to achieve market penetration and increase brand recognition among business customers in key industries that use the Internet for strategic and business-critical operations. We employ a direct sales team with extensive and relevant sales experience with our target market. Our sales offices are located in key cities across the U.S., as well as one office each in the United Kingdom and Singapore.

Customers

As of December 31, 2005, we had approximately 2,100 customers. Our customer base is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. We provide services to customers in multiple vertical industry segments including: financial services, media and communications, travel, e-commerce and retail and technology.

Competition

The industry for managed services and premise-based products is intensely competitive and is characterized by technology change and price erosion. We believe that the principal factors of competition for service providers in our target markets include: speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price and brand recognition. We believe that we compete favorably with respect to each of these factors.

Our current and potential competition primarily consists of:

•	network service providers that provide connectivity services, including AT&T, Sprint, Verizon (formally MCI), Level 3 Communications, Global Crossing Telecommunications, Savvis and Verio;

•  regional Bell operating companies that offer Internet access and managed services;

•  global, national and regional Internet service providers such as Equant, Infonet and Savvis;

•
providers of specific applications or solutions, such as content distribution, security or storage such as AKAMAI, Limelight Networks, VitalStream, Mirror Image Internet, Symantec Corporation, Network Appliance and Virtela Communications;

•  software-based, Internet infrastructure companies focused on IP route control and WAN optimization products such as F5 Networks and Radware and;

•  colocation and data center providers, including Equinix, Terremark, Navisite, 365 Main, Savvis, and Globix.

Competition has resulted and will continue to result in declining prices for our IP services.

Many of our competitors have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products or services based on new or emerging technologies, and customers that choose to develop their own network solutions. We also may encounter further consolidation in the markets in which we compete. In addition, competitors may develop technologies that more effectively address our markets with services that offer enhanced features or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

See “Risk Factors--We may not be able to compete successfully against current and future competitors” below.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products or services effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

Employees

As of December 31, 2005, we had approximately 330 full-time employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.

Available Information

A copy of this annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available free of charge on our website, www.internap.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission (SEC). The reference to our website address does not constitute incorporation by reference of the information contained on the website and that information should not be considered part of this document.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability.

We have incurred net losses in each quarterly and annual period since we began operations in May 1996. We incurred net losses of $5.0 million, $18.1 million, and $34.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, our accumulated deficit was $860.1 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our operations have historically been cash flow negative, and we have depended on equity and debt financings to meet our cash requirements, which may not be available to us in the future on favorable terms.

We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in most quarterly and annual periods since we began our operations in May 1996. We expect to meet our cash requirements in 2006 through a combination of cash flows from operations, existing cash, cash equivalents and investments in marketable securities, borrowings under our credit facilities, and the proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our credit facility limit our ability to incur additional indebtedness.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

In the course of our ongoing evaluation of our internal controls over financing reporting, we have identified areas requiring improvement and are in the process of designing enhanced processes and controls to address the issues identified during our evaluation. We cannot be certain that our efforts will be effective or sufficient for us, or our auditors, to issue unqualified reports in the future.

It may be difficult to design and implement effective financial controls for combined operations and differences in existing controls of any acquired businesses may result in weaknesses that require remediation when the financial controls and reporting are combined. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies in existing systems and controls.

We may not be able to compete successfully against current and future competitors.

The Internet connectivity and Internet Protocol services market is highly competitive, as evidenced by recent declines in pricing for Internet connectivity services. We expect competition from existing competitors to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors currently include: regional Bell operating companies that offer Internet access; global, national and regional Internet service providers; providers of specific applications or solutions such as content distribution, security or storage; software-based and other Internet infrastructure providers and manufacturers; and colocation and data center providers. In addition, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our products and services.

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

We depend on a number of Internet network service providers to provide Internet connectivity to our network access points. If we are unable to obtain required connectivity services on a cost-effective basis or at all, or if such services are interrupted or terminated, our growth prospects and business, results of operations and financial conditions would be adversely affected.

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

We depend on third-party suppliers for key elements of our network infrastructure and to provide services. If we are unable to obtain products or services, such as network access loops or local loops, on favorable terms or at all, or in the event of a failure of these suppliers to deliver their products and services as agreed, our ability to provide our services on a competitive and timely basis would be impaired and our results of operations and financial conditions would be adversely affected.

Any failure to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our services on a competitive and timely basis. In addition to depending on services from third party Internet network service we depend on other companies to supply various key elements of our infrastructure, including the network access loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers' networks. Pricing for such network access loops and local loops has been rising significantly over time, and we generally bill these charges to our customers at low or no margin, while some of our competitors have their own network access loops and local loops and are therefore not subject to similar availability and pricing issues. In addition, we currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

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

The increased use of high power density equipment may limit our ability to fully utilize our data centers.

Customers are increasing their use of high-density equipment, such as blade servers, in our data centers, which has significantly increased the demand for power on a per cabinet basis. Because most of our centers were built several years ago, the current demand for electrical power may exceed our designed capacity in these facilities. As electrical power, not space, is typically the limiting factor in our data centers, our ability to fully utilize our data centers may be limited in these facilities.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our data centers and P-NAPs are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages or natural disasters, and limitations, especially internationally, on availability of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and Uninterruptible Power Systems (UPS), however, we may not be able to limit our exposure entirely even with these protections in place, as has been the case with power outages we have experienced in the past and may experience in the future.  In addition, the overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers.

In each of our markets, we rely on utility companies to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We do not have long-term power agreements in all our markets for long-term guarantees of provisioned amounts. This means that we could face power limitations in our centers. This could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ data center and P-NAP infrastructure and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of the data centers operated by us or any of our colocation providers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our data centers could result in difficulty maintaining service level commitments to these customers. If we incur significant financial commitments to our customers in connection with a loss of power, or our failure to meet other service level commitment obligations, our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon Internet service providers and telecommunications carriers in the U.S., Europe and Asia Pacific, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

There is no known prevention or defense against denial of service attacks. During a prolonged denial of service attack, Internet service may not be available for several hours, thus negatively impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances. Our property and liability insurance may not be adequate to cover these customer claims.

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

•  continued pricing pressures resulting from competitors' strategies or excess bandwidth supply;

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

As of December 31, 2005, we were in compliance with all loan covenants.

We were in violation of a previous loan covenant that required a minimum Cash EBITDA, as defined in the credit facility, for the three-month period ended September 30, 2005 by $1.3 million. The violation resulted primarily from our continued expansion of data centers that caused the minimum Cash EBITDA for the period to be less than the level required under the agreement. On November 3, 2005, we received a formal waiver of the covenant violation. The loan agreement was amended as of December 27, 2005 to eliminate the minimum Cash EBITDA requirement.

In the event of overcapacity created in the Internet connectivity and IP services market, we may record additional significant restructuring charges and goodwill impairment.

As a result of the overcapacity created in the Internet connectivity and IP services market during the past several years, we have undertaken significant operational restructurings and have taken restructuring charges and recorded total restructuring costs of less than $0.1 million for the year ended December 31, 2005 and $3.6 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively. If the Internet connectivity and IP services market continues to experience overcapacity and uncertainty or declines in the future, we may incur additional restructuring charges or adjustments in the future. Such additional restructuring charges or adjustments could adversely affect our business, net profit and stockholders' equity.

If we are unable to deploy new network access points or do not adequately control expense associated with the deployment of new network access points, our results of operations could be adversely affected.

As part of our strategy, we intend to continue to expand our network access points, particularly into new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive network access point sites, negotiating leases for centers on competitive terms, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new network access point. We cannot assure you that we will be able to open and operate new network access points on a timely or profitable basis. Deployment of new network access points will increase operating expense, including expense associated with hiring, training, retaining and managing new employees, provisioning capacity from Internet network service providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. If we are unable to control our costs as we expand in geographically dispersed locations, our results of operations could be adversely affected.

We have acquired and may acquire other businesses, and these acquisitions involve numerous risks.

We intend to pursue additional acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures and issue additional shares of our common stock or securities convertible into our common stock as consideration, which will dilute our existing stockholders' ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks including the following:

•  the ability to identify and consummate complementary acquisition candidates;

•	the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•  diversion of management's attention from normal daily operations to negotiate acquisitions and integrate acquired businesses;

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

We have limited experience operating internationally. We currently have network access points in London, Hong Kong, Singapore and Sydney, Australia, participate in a joint venture with NTT-ME Corporation and another NTT affiliate that operates a network access point in Tokyo, Japan and maintain a marketing agreement with Telefonica USA, which provides us with further access in Europe and access to the Latin American market. As part of our strategy to expand our geographic markets, we may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

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

Disputes with vendors regarding the delivery of services may materially impact our results of operations and cash flows.

In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provision services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. Disputed costs, both in the vendors’ favor and our favor, are researched and discussed with vendors on an ongoing basis until ultimately resolved. We record the cost and a liability based on our estimate of the most likely outcome of the dispute. These estimates are periodically reviewed by management and modified in light of new information or developments, if any. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

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

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products or services effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

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

We face the risk that the market for high performance Internet connectivity services might develop more slowly or differently than currently projected, or that our services may not achieve continued and/or widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge a premium for our services, which may affect market acceptance of our services or adversely impact the rate of market acceptance. We believe the danger of non-acceptance is particularly acute during economic slowdowns and when there is significant pricing pressure on Internet service providers. Finally, if the Internet becomes subject to a form of central management, or if Internet network service providers establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our Internet connectivity services could be adversely affected.

If we are unable to respond effectively and on a timely basis to rapid technological change, we may lose or fail to establish a competitive advantage in our market.

The Internet connectivity and IP services industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. Our failure to anticipate the prevailing standard, to adapt our technology to any changes in the prevailing standard or the failure of a common standard to emerge could hurt our business. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternative access devices and technologies.

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. For example, a federal law regulating unsolicited commercial e-mail, or “spam,” was enacted in 2003. In addition, federal and state agencies are actively considering regulation of various aspects of the Internet, including taxation of transactions, and imposing access fees for VoIP. The Federal Communications Commission and state agencies are also reviewing the regulatory requirements, if any, that should be applicable to VoIP. If we seek to offer voice over IP services, we could be required to obtain certain authorizations from regulatory agencies. We may not be able to obtain such authorizations in a timely manner, or at all, and conditions could be imposed upon such authorization that may not be favorable to us. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet in some respects as has been done with traditional telecommunications services, or otherwise increase the cost of doing business on the Internet or in some other manner. Any of these actions could have a significantly harmful effect on our customers or us. Moreover, the nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

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

Holders of our stock options and warrants to purchase common stock may exercise their options or warrants to purchase our common stock which would increase the number of outstanding shares of common stock in the future. As of December 31, 2005, (1) options to purchase an aggregate of 35.6 million shares of our common stock at a weighted average exercise price of $1.35 were outstanding, and (2) warrants to purchase 15.0 million shares of our common stock at an exercise price of $0.95 per share were outstanding. The issuance of our common stock upon the exercise of options and warrants could depress the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located in Atlanta, Georgia adjacent to our network operations center, service point and data center facilities. The Atlanta facility consists of 120,298 square feet under a lease agreement that expires in 2020. We lease other facilities to fulfill our real estate requirements in metropolitan areas and specific cities where our network access points are located. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the American Stock Exchange (AMEX) under the symbol “IIP” and has traded on the AMEX since February 18, 2004. Our common stock traded on the NASDAQ SmallCap Market from October 4, 2002 through February 17, 2004. Prior to that, our common stock traded on the NASDAQ National Market from September 29, 1999, the date of our initial public offering, until October 4, 2002 when we fell below certain listing criteria of the NASDAQ National Market. The last reported sale price of our common stock on March 1, 2006 was $0.54 per share.

The following table sets forth on a per share basis the high and low closing prices for our common stock on the AMEX, NASDAQ National Market or the NASDAQ SmallCap Market, as applicable, during the periods indicated.

Year Ended December 31, 2005:	High	Low
Fourth Quarter	$0.51	$0.37
Third Quarter	0.57	0.44
Second Quarter	0.60	0.42
First Quarter	0.94	0.52

Year Ended December 31, 2004:	High	Low
Fourth Quarter	$1.04	$0.50
Third Quarter	1.22	0.52
Second Quarter	1.96	1.05
First Quarter	2.71	1.47

As of March 1, 2006, the number of stockholders of record of our common stock was 36,757. Because brokers and other institutions on behalf of stockholders hold many of our shares, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The consolidated statement of operations data and other financial data presented below were prepared using the consolidated financial statements of Internap for the five years ended December 31, 2005. You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our 2004 Annual Report on Form 10-K report filed with the SEC, as well as the section of this Report and of our 2004 Annual Report on Form 10-K entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$153,717	$144,546	$138,580	$132,487	$117,404

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization, shown below	81,958	76,990	78,200	85,734	101,545
Customer support	10,670	10,180	9,483	12,913	21,480
Product development	4,864	6,412	6,982	7,447	12,233
Sales and marketing	25,864	23,411	21,491	21,641	38,151
General and administrative	20,096	24,772	16,711	20,907	44,787
Depreciation and amortization	14,737	15,461	33,869	49,659	48,576
Amortization of goodwill (1) and other intangible assets	577	579	3,352	5,626	38,116
Amortization of deferred stock compensation	60	--	390	260	4,217
Pre-acquisition liability adjustment	--	--	(1,313)	--	--
Lease termination expense	--	--	--	804	--
Restructuring cost (benefit) (2)	44	3,644	1,084	(2,857)	62,974
Impairment of goodwill and other intangible assets (3)	--	--	--	--	195,986
(Gain) loss on sales and retirements of property and equipment	(19)	(3)	(53)	3,722	2,802
Total operating costs and expense	158,851	161,446	170,196	205,856	570,867
Loss from operations	(5,134)	(16,900)	(31,616)	(73,369)	(453,463)
Other (income) expense	(170)	1,162	2,985	2,299	26,465
Net loss	(4,964)	(18,062)	(34,601)	(75,668)	(479,928)
Less deemed dividend related to beneficial conversion feature (4)	--	--	(34,576)	--	--

Net loss attributable to common stockholders	$(4,964)	$(18,062)	$(69,177)	$(75,668)	$(479,928)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.40)	$(0.49)	$(3.19)

Weighted average shares used in computing basic and diluted net loss per share (4)	339,387	287,315	174,602	155,545	150,328

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$40,494	$45,985	$18,885	$25,219	$82,306
Non-current marketable investments	--	4,656	--	--	--
Total assets	155,369	168,149	135,839	166,334	279,294
Notes payable and capital lease obligations, less current portion	7,903	12,837	12,742	22,739	11,184
Series A convertible preferred stock (5)	--	--	--	79,790	86,314
Total stockholders' equity	109,728	113,738	70,524	(4,228)	63,429

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Other Financial Data:
Purchases of property and equipment	$(10,161)	$(13,066)	$(3,799)	$(8,632)	$(32,094)
Net cash provided by (used in) operating activities	5,846	(1,150)	(11,175)	(40,331)	(123,105)
Net cash (used in) provided by investing activities	(9,781)	(29,659)	561	9,581	12,292
Net cash (used in) provided by financing activities	(5,454)	45,747	4,280	(7,582)	72,204

(1)
We adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” during 2002. Accordingly, effective January 1, 2002, goodwill is no longer amortized and is instead reviewed for impairment annually, or more frequently, if indications of impairment arise.

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

(5)
In July 2003, we amended the deemed liquidation provisions of our charter to eliminate the events that could result in payment to the series A preferred stockholders such that the events giving rise to payment would be within our control. As a result, 2,887,661 shares of our series A preferred stock, with a recorded value of $78.6 million, were reclassified from mezzanine financing to stockholders' equity during 2003. Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of our Certificate of Incorporation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.

Overview

We market products and services that provide managed and premise-based IP and route optimization technologies that enable business-critical applications such as e-commerce, CRM, video and audio streaming, VoIP, VPNs, and supply chain management. Our product and service offerings are complemented by IP access solutions such as data center services, CDN and managed security. At December 31, 2005, we delivered services through our 38 network access points, across North America, London, and the Asia-Pacific region including Tokyo and Sydney, Australia. Internap’s Private Network Access Points (P-NAP®) feature direct high-speed connections to major Internet backbones such as AT&T, Sprint, Verizon (formerly MCI), Savvis, Global Crossing Telecommunications and Level 3 Communications.

The key characteristic that differentiates us from our competition is our portfolio of patented and patent-pending route optimization solutions that address the inherent weaknesses of the Internet and overcome the inefficiencies of traditional IP connectivity options. Our intelligent routing technology can facilitate traffic over multiple carriers, as opposed to just one carrier’s network, to ensure highly reliable performance over the Internet.

We believe our unique carrier-neutral approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. Internap serves customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of December 31, 2005, we provided our services to approximately 2,100 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

Highlights and Outlook

•
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

•
Our success in executing our premium pricing strategy depends, to a significant degree, on our ability to differentiate our connectivity solutions from lower cost alternatives. The key measures of our success in achieving this differentiation are revenue and customer growth. During 2005, we added more than 150 net new customers, bringing our total to approximately 2,100 enterprise customers as of December 31, 2005. Revenue for the year ended December 31, 2005 increased 6% to $153.7 million, compared to revenue of $144.5 million for the year ended December 31, 2004.

•
Solidified management team is focused on achieving profitability and revenue by leveraging operating efficiencies. In November 2005, James P. DeBlasio, a 20-year technology veteran and former Lucent executive, was appointed CEO. Through a renewed emphasis on aggressive cost containment our management team will focus on reducing net losses and driving gross profit to improve shareholder value.

•
We intend to increase revenue by leveraging the capabilities of our existing network access points. In our existing markets, we realize incremental margins as new customers are added. Additional volume in an existing market allows improved utilization of existing facilities and an improved ability to cost-effectively predict and acquire additional network capacity. Conversely, decreases in the number of customers in an established market lead to decreased facility utilization and increase the possibility that direct network resources are not cost-efficiently employed. These factors have a direct bearing on our financial position and results of operations.

•
We also intend to increase revenue by expanding our geographic coverage in key markets in the United States and abroad. As we enter new geographic markets, operatin     results will be affected by increased expense for hiring, training and managing new employees, acquiring and implementing new systems and expense for new facilities. Our ability to generate increased revenue depends on the success of our cost control measures as we expand our geographic coverage.

•
We believe that our data center services will continue to be drivers of revenue in 2006. During 2005, we focused on selling, investing in and managing data center services. In order to meet the current and future anticipated demand for our data center services, we invested more than $10 million in 2005 to upgrade and expand our existing facilities. Of the 85,064 total square feet of data center space directly operated by Internap, approximately 71% was utilized as of December 31, 2005. We have 38,894 total square feet of data center space operated under agreements with third parties of which approximately 87% was utilized as of December 31, 2005. During the year, we also focused on bundling our IP and data center services. Our approach to expanding data center capabilities is needs driven, as it serves to enhance our customers’ access to Internap’s core IP services. We believe this bundling brings great value to our customers, as evidenced by the fact that approximately 95% of our data center customers also purchase IP services.

•
We sell approximately two-thirds of new monthly recurring revenue to new customers. Selling new monthly recurring revenue to new customers allows us to expand our customer base as well as guard against customer loss.

•
While we have limited our execution of traditional advertising over the past year, we are focused on increasing brand awareness through appropriate marketing vehicles. We will continue to develop integrated marketing campaigns that identify qualified leads, generate interest and promote business benefits among key audiences. We will also conduct public relations efforts focused on securing third party recognition of our products and services from the media and industry analysts. Our marketing organization is also responsible for creating our product strategy based upon primary and secondary market research and the advancement of new technologies.

Business Combinations

On October 1, 2003, we completed our acquisition of netVmg, Inc. (netVmg). The acquisition was recorded using the purchase method of accounting under SFAS No. 141, “Business Combinations.” The aggregate purchase price of the acquired company, plus related charges, was $13.7 million and was comprised of 345,905 shares of our series A preferred stock, acquisition costs and warrants to purchase 1.5 million shares of our common stock.

On October 15, 2003, we completed our acquisition of Sockeye Networks, Inc. (Sockeye). The acquisition was recorded using the purchase method of accounting under SFAS No. 141. The aggregate purchase price of the acquired company, plus related charges, was $1.9 million and was comprised of 1.4 million shares of our common stock and acquisition costs.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those summarized below. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. The majority of our revenue is derived from high-performance Internet connectivity and related data center services. Our revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services. Ancillary services include data center services, CDN, server management and installation services, virtual private networking services, managed security services, data backup, and remote storage and restoration services. We also offer T-1 and fractional DS-3 connections at fixed rates.

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

Deferred revenue consists of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period. Revenue associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship (generally two years), as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis. Deferred post-contract customer support (PCS) associated with sales of our FCP solution and similar products are amortized ratably over the contract period (generally one year).

Customer credit risk. We routinely review the creditworthiness of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on management's best understanding of the customers' ability to pay. Customers' ability to pay takes into consideration payment history, legal status (i.e., bankruptcy), and the status of services we are providing.  Once all collection efforts have been exhausted, we write the uncollectible balance off against the allowance for doubtful accounts. We also estimate a reserve for sales adjustments, which reduces net accounts receivable and revenue. The reserve for sales adjustments is based upon specific and general customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity.  If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer's credit risk, additional allowances may be required.

Accounting for leases and leasehold improvements. We record leases as capital or operating leases and account for leasehold improvements in accordance with SFAS No. 13, “Accounting for Leases” and related literature. Rent expense for operating leases is recorded in accordance with FASB Technical Bulletin Financial Accounting Standards Board (FTB) No. 88-1, “Issues Relating to Accounting for Leases.” This FTB requires lease agreements that include periods of free rent or other incentives, specific escalating lease payments, or both, to be recorded on a straight-line or other systematic basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent in non-current liabilities in the consolidated balance sheets.

Investments. We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost-basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred, based on available data, the cost basis is reduced and an investment loss is recorded. We have a $1.2 million equity investment at December 31, 2005 in Aventail Corporation (Aventail), an early-stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. The carrying value of our investment in Aventail is recorded in non-current investments in our consolidated balance sheet.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2005, Internap Japan Co, Ltd. (Internap Japan), our joint venture with NTT-ME Corporation of Japan and another NTT affiliate, qualifies for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the consolidated balance sheets as a component of non-current investments and as other income, net on the consolidated statement of operations.

Investments in marketable securities primarily include high credit quality corporate debt securities and U.S. Government Agency debt securities. These investments are classified as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income.

Goodwill. We recorded goodwill as a result of our acquisitions of CO Space, VPNX.com, netVmg, and Sockeye. We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires an impairment-only approach to accounting for goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to the carrying value for goodwill. Any shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We selected August 1 as our annual testing date.

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

Accruals for disputed telecommunication costs. In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provision services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. For potential billing errors made in the vendor’s favor, for example a duplicate billing, we initiate a formal dispute with the vendor and record the related cost and liability on a range of 5% to 100% of the disputed amount, depending on our assessment of the likely outcome of the dispute. Conversely, for billing errors in our favor, such as the vendor’s failure to invoice us for new service, we record an estimate for the related cost and liability based on the full amount that we should have been invoiced. Disputed costs, both in the vendors’ favor and our favor, are researched and discussed with vendors on an ongoing basis until ultimately resolved. Estimates are periodically reviewed by management and modified in light of new information or developments, if any. Conversely, any resolved disputes which will result in a credit over the disputed amounts are recognized in the appropriate month when the resolution has been determined. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

Accrued liabilities. Similar to accruals for disputed telecommunications costs above, it is necessary for us to estimate other significant costs such as utilities and sales, use, telecommunications and other taxes. These estimates are often necessary either because invoices for services are not received on a timely basis from our vendors or by virtue of the complexity surrounding the costs. In every instance in which an estimate is necessary, we record the related cost and liability based on all available facts and circumstances, including but not limited to historical trends, related usage, forecasts and quotes. Estimates are periodically reviewed by management and modified in light of new information or developments, if any. Because estimates regarding accrued liabilities include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

Restructuring liability. When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management's best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management's estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect our results of operations. A 10% change in our restructuring estimates in a future period, compared to the $6.3 million restructuring liability at December 31, 2005 would result in an $0.6 million expense or benefit in the statement of operations during the period in which the change in estimate occurred.

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

Recent accounting pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No.3” to prescribe the related accounting and disclosures. The provisions of SFAS No. 154 are effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, providing the SEC Staff's view regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R), subsequent FASB Staff Positions, and guidance in SAB No. 107, beginning in the first quarter of 2006. We are evaluating the requirements under SFAS No. 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share, comparable to our pro forma disclosure under SFAS No. 123. However, the actual effect on net income or loss and earnings or loss per share after adopting SFAS No. 123(R) will vary depending upon the number of options granted in 2006 compared to prior years. In addition, we will also recognize compensation expense related to our employee stock purchase plan for the six-month purchase period ending June 30, 2006. We have modified our employee stock purchase plan to make it a non-compensatory plan for all purchase periods subsequent to June 30, 2006.  Based on the level of participation and volatility of our stock in 2005, we estimate that compensation expense will be less than $0.1 million per purchase period in 2006.

Results of Operations

Revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and related data center services. In addition to our connectivity and data center services, we also provide premised-based route optimization products and other ancillary services, such as CDN, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services.

Direct cost of revenue is comprised primarily of:

•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;
•	costs related to operating and maintaining network access points and data centers;
•	costs incurred for providing additional third-party services to our customers and;
•	costs of Flow Control Platform solution and similar products sold.

To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct cost of revenue does not include compensation, depreciation or amortization.

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

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, a reduction in headcount from a high of 860 employees to 334 employees at December 31, 2005, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our corporate office from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have incurred net losses in each quarterly and annual period since we began operations in May 1996. As of December 31, 2005, our accumulated deficit was $860.1 million.

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenue	100%	100%	100%

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization shown below	53	53	56
Customer support	7	7	7
Product development	3	5	5
Sales and marketing	17	16	16
General and administrative	13	17	12
Depreciation and amortization	10	11	27
Restructuring costs	--	3	1
Other operating expense	--	--	(1)
Total operating costs and expense	103	112	123

Loss from operations	(3)	(12)	(23)

Total other expense, net	--	1	2

Net loss	(3)%	(13)%	(25)%

Years Ended December 31, 2005 and 2004

Revenue. Revenue for 2005 increased $9.1 million, or 6%, from $144.5 million for the year ended December 31, 2004 to $153.7 million for the year ended December 31, 2005 summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004
Revenue:
IP Services	$99,848	$101,103
Data Center Services	36,226	25,737
CDN, Edge Appliance and Other	17,643	17,706
	$153,717	$144,546

The increase in total revenue was primarily attributable to increases in data center services revenue of $10.5 million, or 41%, to $36.2 million. This increase principally results from growth in new and existing customers as we have expanded our available data center space. A generally positive technology services environment along with a continued focus on selling and managing data center services also contributed to the revenue increase compared to the year ended December 31, 2004. Similar to past years, revenue for the three months ending December 31, 2005 was also modestly enhanced by our customers’ increased holiday traffic, much of which was subject to “bursting rates” for exceeding rate caps. Revenue from our Edge Appliance products contributed $4.2 million of revenue for the year ended December 31, 2005 compared to $2.7 million for the prior year. Offsetting the increase in revenue from data center services and Edge Appliance products were decreases of $1.3 million from IP connectivity services and decreases of $0.9 million in non-recurring and other revenue. Although the number of IP customers and volume has increased during the year ended December 31, 2005, revenue from IP connectivity services continues to decrease as a result of repricing of our customer base. Non-recurring and other revenue includes termination fees and service revenue from VPN, managed security, managing customer premise equipment, and data storage services.

Our customer base increased by more than 150 customers to approximately 2,100 at December 31, 2005, an 8% increase from December 31, 2004. While our customer base grew from a year ago, revenue per customer continued to decrease due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. We expect a continuing trend of future revenue increases to include an increasing percentage of revenue from non-connectivity products and services than in the past, particularly from data centers and the sale of our FCP solution and other Edge Appliance technology.

One of our largest data center customer’s contract expired as of December 31, 2005 and was not renewed due largely to the customer’s financial constraints. Because of the customer’s financial status, substantially all of the customer’s uncollected 2005 revenue and accounts receivable were reserved as services were invoiced. At December 31, 2005, we believe the financial statements accurately reflect collectible revenue and accounts receivable for this customer. In spite of the loss of this customer, we fully anticipate the lost revenue to be more than replaced from new and existing customers.

Direct cost of revenue. Direct cost of revenue increased from $77.0 million for the year ended December 31, 2004 to $82.0 million for the year ended December 31, 2005, representing an increase of 6%. Our gross margins, defined as revenue less direct cost of revenue excluding depreciation and amortization expense, improved to $71.8 million for the year ended December 31, 2005 compared to $67.6 million for the same period in 2004. This increase in gross margin is a result of our leveraging fixed data center and other service point facility costs over an increased customer base and negotiating lower rates with service providers.

The increase of $5.0 million in direct cost of revenues was primarily due to increased costs related to expanded data centers, representing $10.7 million, offset by decreases in costs from our IP connectivity services of $3.5 million due to favorable contract negotiations with service providers and improved network efficiencies. The increase was also offset by decreased expenses related to P-NAP® facility costs and decreased CDN expense of $1.1 million each.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables. Edge appliance and CDN and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during 2006 as revenue increases. Data center services are giving us access to new customers in which we can bundle hosting and connectivity services together, potentially generating greater combined gross margins. At December 31, 2005, we had approximately 124,000 square feet of data center space with a utilization rate of approximately 76%.

Customer support. Customer support expense increased 5% from $10.2 million for the year ended December 31, 2004 to $10.7 million for the year ended December 31, 2005. This increase of $0.5 million is comparable to revenue growth and was primarily driven by compensation and benefits of $0.3 million for higher staffing levels, along with increases of $0.2 million in costs for outside professional services.

Product development. Product development costs for the year ended December 31, 2005 decreased 23% to $4.9 million from $6.4 million for the year ended December 31, 2004. The decrease of $1.5 million was primarily driven by a decrease of $1.6 million in compensation and employee benefits, along with a $0.2 million decrease in office equipment maintenance costs. The decrease in compensation and employee benefit costs were related to organizational changes that allowed us to reprioritize projects and more efficiently utilize certain employees. The decrease in product development costs is also attributed to the capitalization of certain project development costs in 2005. These decreases were partially offset by an increase in outside professional service expense of $0.3 million.

Sales and marketing. Sales and marketing costs for the year ended December 31, 2005 increased 11% to $25.9 million from $23.4 million for the year ended December 31, 2004 due to an increased focus for marketing Edge Appliances and technology and expansion in the Asia-Pacific region. The net increase of $2.5 million was primarily due to increases in commissions and other compensation expense of $2.1 million as well as increases in outside professional services totaling $0.4 million, and a $0.5 million increase in facility expense. These increases were partially offset by decreases in marketing-related expenses of $0.4 million.

General and administrative. General and administrative costs for the year ended December 31, 2005 decreased 19% to $20.1 million from $24.8 million for the year ended December 31, 2004. The decrease of $4.7 million primarily reflects a $2.7 million gross reduction in taxes, licenses, and fees, a $1.7 million decrease in outside professional services, $1.3 million reduction in facility, communication, and office equipment, repairs, and maintenance expense, and a $1.0 million decrease in bad debt expense. These reductions were partially offset by increases of $2.0 million in employee compensation and benefits.

The reduction in taxes, licenses and fees related to the combination of (1) an accrual in July 2004 for an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of our state franchise tax returns for the years 2000-2002 and (2) a reduction of the accrual in April 2005 when we became aware that the assessment had been reduced to $0.1 million, including interest and with penalties waived. The substantial decrease from the original assessment was a result of including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York.

The decrease in outside professional services of $1.7 million is largely due to substantially less use of consultants and contractors in 2005 compared to the Sarbanes-Oxley initiatives and implementation in 2004. The improvement in facility and related costs are attributed to focused cost controls and a much more-centrally managed purchasing function. The reduction in bad debt expense is due largely to an accrual for a large customer balance in 2004 along with more favorable collections experience in 2005.

Depreciation and amortization. Depreciation and amortization, including other intangible assets, for the year ended December 31, 2005 decreased 4% to $15.3 million compared to $16.0 million for the year ended December 31, 2004. The decrease of $0.7 million was primarily due to assets becoming fully depreciated during 2005, which were not replaced by the same level of purchases of property and equipment as during prior years.

Restructuring cost. For the year ended December 31, 2005 we incurred less than $0.1 million of additional restructuring costs. These additional costs were primarily the result of a change in estimated expenses related to real estate obligations.

For the year ended December 31, 2004, the net charge of $3.6 million to restructuring resulted from an increase of $5.3 million relating to real estate obligations offset by a reduction of $1.7 million pertaining to network infrastructure and other obligations. After reviewing the analysis in the third quarter of 2004, management concluded that the facilities remaining in the restructuring accrual were taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms. During the quarter ended September 30, 2004, all remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.7 million to zero.

Years Ended December 31, 2004 and 2003

	Year Ended December 31,
	2004	2003
Revenue:
IP Services	$101,103	$100,474
Data Center Services	25,737	20,697
CDN, Edge Appliance and Other	17,706	17,409
	$144,546	$138,580

Revenue. Revenue for 2004 increased $5.9 million from $138.6 million for the year ended December 31, 2003 to $144.5 million for the year ended December 31, 2004, an increase of 4%. Our largest increase in revenue came from data center services, which increased $5.0 million, or 24%, to $25.7 million for 2004 compared to $20.7 million for 2003 and our Edge Appliance products contributed $2.7 million of revenue for the year ended December 31, 2004 compared to $0.7 million for the prior year. Revenue for IP connectivity services increased slightly to $101.1 million from $100.5 million for the years ended December 31, 2004 and 2003, respectively, in spite of continued industry-wide intense pricing pressures.

These overall increases in revenue were primarily due to an increase in our customer base of approximately 291 customers, a 16% increase. While our customer base grew from a year ago, revenue per customer decreased due to price reductions in charges for our Internet connectivity services necessitated by general market conditions. We expect the composition of any future revenue increases will include an increasing percentage of revenue from non-connectivity products and services than in the past, particularly from the sale of our Edge Appliance technology, which includes our FCP solution.

Direct cost of revenue. Direct cost of revenue decreased from $78.2 million for the year ended December 31, 2003 to $77.0 million for the year ended December 31, 2004, representing a decrease of 2%. For the year ended December 31, 2004, our revenue less direct cost of revenue improved to $67.5 million compared to $60.4 million for the same period in 2003. This increase is a result of our leveraging of fixed data center and other service point facility costs over an increased customer base and negotiating lower rates with service providers. The decrease of $1.2 million in direct cost of revenues was due to reduced network service provider costs and lower local loop pass-through costs of $8.2 million. Off-setting the decrease in network service provider costs and lower local loop pass-through costs were an increase in data center services expense of $3.1 million due to the increased usage of these services by our customers, along with increases in channel, technology, and preferred colocation partner product cost of $1.8 million. An additional increase of $1.5 million in direct cost of revenue is attributed to resale of network equipment, resulting from acquisitions completed by us in 2003, along with an increase of $0.4 million pertaining to facilities costs.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables and are expected to continue to decrease during 2005, even with modest revenue growth, due to the full-year effect of pricing improvements negotiated during 2004. CDN and other costs associated with reseller arrangements are generally variable in nature. We expect these costs to continue to increase during 2005 as revenue increases.

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

General and administrative. General and administrative costs for the year ended December 31, 2004 increased 49% to $24.8 million from $16.7 million for the year ended December 31, 2003. The increase of $8.1 million primarily reflects increases of $4.2 million in outside professional services,  $1.3 million in office equipment repairs and maintenance, $0.8 million in employee compensation, $0.4 million in tax, license, and fees and $0.4 million in communications costs. Consulting and outside professional services principally include compliance costs related to the Sarbanes-Oxley Act of 2002.   Also included in the increase is the $1.7 million from redeployment of certain technical resources from product development to network support.

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

Restructuring cost (benefit). We incurred restructuring costs of $3.6 million during the year ended December 31, 2004 as a result of a comprehensive analysis of the remaining accrued restructuring liability. During the quarter ended September 30, 2004, a new sublease was negotiated on one abandoned property and new terms involving a reconfiguration of usable and abandoned space were negotiated with the lessor on another abandoned property, both of which were included in the original restructuring. The last of our restructured network infrastructure obligations was also terminated during the quarter ended September 30, 2004. The net charge to restructuring resulted from an increase of $5.3 million relating to real estate obligations offset by a reduction of $1.7 million pertaining to network infrastructure and other obligations.

After reviewing the analysis in the third quarter of 2004, management concluded that the facilities remaining in the restructuring accrual are taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the currently projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015. All of these leases arose from our 2000 acquisition of CO Space. The network infrastructure obligations represented amounts to be incurred under contractual obligations in existence at the time the restructuring plan was initiated.

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

Other expense, net. Other expense, net consists of interest income, interest and financing expense, investment losses and other non-operating expense. Other expense, net for the year ended December 31, 2004 decreased to $1.2 million from $3.0 million for the year ended December 31, 2004. The decrease is due primarily to $1.0 million less interest expense from carrying less debt than in the prior year.

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2005, 2004, and 2003

Net cash from operating activities.

Net cash provided by operating activities was $5.8 million for the year ended December 31, 2005, and was primarily due to the net loss of $5.0 million adjusted for non-cash items of $20.1 million offset by changes in working capital items of $9.3 million. The changes in working capital items include net use of cash for accounts payable of $5.4 million, accounts receivable of $3.6 million, accrued restructuring of $1.9 million, and $0.2 million of inventory, prepaid expense and other assets. These were offset by net sources of cash in accrued liabilities of $0.8 million and deferred revenue of $1.0 million. The increase in receivables at December 31, 2005 compared to December 31, 2004 was related to the 6% increase in revenue. The decrease in payables is primarily related to a general decrease in expenses when compared to last year.

Net cash used in operating activities was $1.2 million for the year ended December 31, 2004, and was primarily due to the net loss of $18.1 million adjusted for non-cash items of $20.8 million offset by changes in working capital items of $3.9 million. The changes in working capital items include net use of cash for accounts receivable of $3.8 million, deferred revenue of $1.7 million, and accrued liabilities of $1.3 million. These were offset by net sources of cash in inventory, prepaid expense and other assets of $1.6 million, accounts payable of $0.9 million and accrued restructuring costs of $0.5 million. The increase in receivables at December 31, 2004 compared to December 31, 2003 was related to the 4% increase in revenue compared to the prior year as day's sales outstanding increased to 41 from 39 days. The increase in payables is primarily related to more stringent cash controls in 2004 compared to 2003.

Net cash used in operating activities was $11.2 million for the year ended December 31, 2003, and was primarily due to the net loss of $34.6 million adjusted for non-cash items of $41.7 million, offset by net uses of cash for accrued restructuring costs of $6.7 million, accounts payable of $5.9 million, deferred revenue of $4.5 million, accounts receivable of $2.7 million and accrued liabilities of $1.1 million. These uses of cash were offset by a $2.6 million decrease in inventory, prepaid expense and other assets. The increase in receivables at December 31, 2003 compared to December 31, 2002 was related to the 5% increase in revenue compared to the prior year as day's sales outstanding remained constant at 39 days. The decrease in payables is primarily related to a lower overall level of operating expense in 2003 compared to 2002.

Net cash from investing activities.

Net cash used in investing activities for the year ended December 31, 2005 was $9.8 million primarily due to capital expenditures of $10.2 million. Our capital expenditures were principally comprised of leasehold improvements related to the upgrade of several data center facilities.

Net cash used in investing activities for the year ended December 31, 2004 was $29.7 million and primarily consisted of capital expenditures of $13.1 million and total investments in marketable securities of $16.8 million, partially offset by proceeds from disposal of property and equipment and a reduction in restricted cash of $0.1 million. Our capital expenditures were principally comprised of the buy-out of capital leases from a primary supplier of network equipment during the third quarter and build-outs of data center and office space in the latter-half of the year.

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

Net cash from financing activities.

Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. See “Liquidity” below. Net cash used in financing activities for the year ended December 31, 2005 was $5.4 million. Cash used in financing activity included principal payments on notes payable of $6.5 million and payments on capital lease obligations of $0.5 million. These payments were partially offset by proceeds received from the exercise of stock options of $1.5 million. As a result of these activities, we had $12.0 million in notes payable and $0.8 million in capital lease obligations as of December 31, 2005 with $4.9 million in notes payable and capital leases scheduled as due within the next 12 months.

Net cash provided by financing activities for the year ended December 31, 2004 was $45.7 million. In September 2004, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with a primary supplier of network equipment. Under the terms of the buy-out agreement, we paid the supplier $19.7 million, representing remaining capital lease payment obligations, end-of-lease asset values and sales tax. The $19.7 million buy-out was paid with $2.2 million in cash on hand and the proceeds from the new $17.5 million term loan from a bank.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes primarily include capital investments in our network access point infrastructure and systems, expansion of data center facilities and repayment of debt and capital lease obligations. General corporate purposes could also include potential acquisitions of complementary businesses or technologies. In addition, we received $5.0 million from the exercise of stock options and warrants during the year ended December 31, 2004. Cash used in financing activities included $24.3 million toward reducing our notes payable and aforementioned capital lease obligations and $8.4 million to repay the outstanding balance on our revolving credit facility.

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

Capital equipment leases have been used since inception to finance the majority of our networking equipment located in our network access points other than leasehold improvements related to our data center facilities. Payments under capital lease agreements totaled $0.6 million, $20.3 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Liquidity

We have a history of quarterly and annual period net losses. We incurred net losses of $5.0 million, $18.1 million and $34.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, our accumulated deficit was $860.1 million. We may incur additional operating losses in the future. Given the competitive and evolving nature of the industry in which we operate, we cannot guarantee that we will sustain or increase profitability on a quarterly or annual basis. Our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we experienced positive operating cash flow for the year ended December 31, 2005, we have a history of negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements. In 2006, we expect a steady increase in cash flows from operations based on current projections in our 2006 business plan. We expect to meet our cash requirements in 2006 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities and proceeds from our public offering in March of 2004. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness.

Revolving credit facility.   At December 31, 2005, we had a $10.0 million revolving credit facility and a $17.5 million term loan under a loan and security agreement with a bank. The agreement was reviewed amended as of December 27, 2005, to reduce the amount available for borrowing under the revolving credit agreement from $15.0 million to $10.0 million, increase letter of credit sub-limit from $5.0 million to $6.0 million, to extend the expiration date of the revolving credit facility from December 27, 2005 to December 27, 2006 and update loan covenants.

Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. As of December 31, 2005, $4.1 million of letters of credit were issued, and we had available $5.9 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtedness. The December 28, 2005 changes to the loan covenants include the elimination of the minimum Cash EBITDA requirement, as defined by the agreement, and the addition of a minimum tangible net worth requirement.

As of December 31, 2005, we were in compliance with the various loan covenants. We were in violation of a previous loan covenant that required a minimum Cash EBITDA, as defined in the credit facility, for the three-month period ended September 30, 2005 by $1.3 million. The violation resulted primarily from our continued expansion of data center facilities that caused the minimum Cash EBITDA for the period to be less than the level required under the agreement. On November 3, 2005, we received a formal waiver of the covenant violation. As discussed above, the agreement was amended as of December 27, 2005 to eliminate the minimum Cash EBITDA requirement.

Note payable to financial institutions. The $17.5 million term loan noted with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at December 31, 2005 was $12.0 million. Proceeds from the loan were used to purchase assets recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our, except patents.

Commitments and other obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. Network commitments primarily represent purchase commitments made to our largest bandwidth vendors and contractual payments to license data center space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our credit obligations and future contractual commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1- 3 Years	3-5 Years	More than 5 years

Note payable (1)	$12,031	$4,375	$7,656	$--	$--
Capital lease obligations (2)	860	607	253	--	--
Operating lease commitments	102,912	9,824	19,389	12,008	61,691
Service commitments	13,676	6,110	5,534	2,032	--

	$128,479	$20,916	$32,832	$14,040	$61,691

(1)	Note payable does not include interest expense of $0.7 million and $0.5 million due in less than one year and between one and three years, respectively.
(2)	Capital lease obligations include imputed interest expense of less than $0.1 million.

Common and preferred stock. Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms our Certificate of Incorporation. An aggregate of 1.8 million shares of convertible preferred stock with a recorded value of $51.8 million was converted into 56.2 million shares of common stock during the quarter ended September 30, 2004. Accordingly, we had no shares of series A convertible preferred stock outstanding subsequent to the mandatory conversion. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes primarily include capital investments in our network access point infrastructure and systems, expansion of data center facilities and repayment of debt and capital lease obligations. General corporate purposes could also include potential acquisitions of complementary businesses or technologies.

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

Lease facilities. Since our inception, we have financed the purchase of substantial network routing equipment using capital leases with a primary supplier. As discussed below, we negotiated the buy-out of all remaining lease schedules under a master lease agreement with the primary supplier in September 2004. Our future minimum lease payments on remaining capital lease obligations at December 31, 2005 totaled $0.9 million, with $0.8 million representing the present value of minimum lease payments.

The negotiated buy-out of all remaining lease schedules under the master lease agreement with the supplier of network equipment included a cash payment of $19.7 million, comprising remaining capital lease obligations as of September 30, 2004, along with end-of-lease asset values and sales tax, resulting in a $2.2 million increase to fixed assets. The $19.7 million buy-out was funded through $2.2 million in cash on hand and the proceeds from the aforementioned $17.5 million term loan from a bank. As of December 31, 2005, our other remaining capital lease has an expiration date of June 2007.

Restructuring and Impairment Costs

With overcapacity created in the Internet connectivity market and IP services market, we implemented restructuring plans that resulted in significant charges in 2001 and 2002 for real estate and network infrastructure obligations, personnel and other charges. Additional charges were also incurred during 2003 and 2004 as we continued to evaluate our restructuring reserve. We may incur additional changes in future periods.

2003 Restructuring costs. For the year ended December 31, 2003, we incurred $1.1 million in restructuring costs which primarily represented retention bonuses and moving expenses related to the relocation of our corporate office to Atlanta, Georgia from Seattle, Washington.

2004 Restructuring costs. We incurred net additional restructuring costs of $3.6 million during 2004 as a result of a comprehensive analysis of the remaining accrued restructuring liability. After reviewing the analysis, management concluded that the facilities remaining in the restructuring accrual were taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015. During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.7 million to zero.

2005 Restructuring costs. Restructuring charges totaling less than $0.1 million during 2005 primarily resulted from a change in estimated expenses related to real estate obligations.

The following table displays the activity and balances for restructuring and asset impairment activity for 2003 (in thousands):

	December 31, 2002 Restructuring Liability	Restructuring Charge	Cash Reductions	December 31, 2003 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$10,319	$--	$(4,476)	$5,843
Network infrastructure obligations	1,297		(172)	1,125
Other	1,008	--	(141)	867
Restructuring costs activity for 2002 restructuring charge:
Real estate obligations	1,800	--	(1,800)	--
Personnel	--	1,084	(1,084)	--
Other	100	--	(100)	--
	14,524	1,084	(7,773)	7,835
Net asset write-downs for 2002 restructuring charge	(139)	--	--	(139)
	$14,385	$1,084	$(7,773)	$7,696

The $1.1 million recorded during 2003 as restructuring reserves related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2004 (in thousands):

	December 31, 2003 Restructuring Liability	Restructuring Charge (Benefit)	Cash Reductions	December 31, 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$5,843	$5,323	$(3,013)	$8,153
Network infrastructure obligations	1,125	(951)	(174)	--
Other	867	(867)	--	--
	7,835	3,505	(3,187)	8,153
Net asset write-downs for 2002 restructuring charge	(139)	139	--	--
	$7,696	$3,644	$(3,187)	$8,153

Of the $5.3 million recorded during 2004 as additional real estate restructuring charges, $3.0 million related to the direct cost of revenue and $2.3 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2005 (in thousands):

	December 31 2004 Restructuring Liability	Restructuring Charge	Cash Reductions	December 31, 2005 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$8,153	$44	$(1,920)	$6,277

 Off-Balance Sheet Arrangements

As discussed in note 5 to the consolidated financial statements, we maintain a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation of Japan and another NTT affiliate. We are unable to assert control over the joint venture's operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated (due to certain minority interest protections afforded to our joint venture partners).

As discussed in note 14 to the consolidated financial statements, there were warrants outstanding to purchase 15.0 million shares of our common stock at an exercise price of $0.95 per share as of December 31, 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of December 31, 2005, all of our cash equivalents mature within three months.

Other investments. We have a $1.2 million equity investment in Aventail, an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and another NTT affiliate. This investment is accounted for using the equity-method and to date we have recognized $3.6 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. In addition, the market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of December 31, 2005 we had notes payable recorded at their present value of $12.0 million bearing a rate of interest which we believe is commensurate with their associated market risk.

Capital leases. As of December 31, 2005 we had capital leases recorded at $0.8 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of December 31, 2005 we had $5.9 million available under our revolving credit facility with a bank, and the balance outstanding under the $17.5 million term loan was $12.0 million. The interest rate for the loan was fixed at 7.5%. The interest rate under the revolving credit facility is variable and was 8% at December 31, 2005. We believe these interest rates are reasonable approximations of fair value and the market risk in minimal.

Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. The table below presents principal cash flows by expected maturity dates for our debt obligations that extend beyond one year as of December 31, 2005 (dollars in thousands):

	2006	2007	2008	Fair Value
Long-term debt:
Term loan	$4,375	$4,375	$3,281	$12,031
Interest rate	7.5%	7.5%	7.5%	7.5%

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operated effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Based on the aforementioned evaluation, we have identified one change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
During the fiscal quarter ended December 31, 2005, we completed the remediation initiatives disclosed in Item 4(b) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 by concluding our initiative to complete a physical count of fixed assets and the related reconciliations of fixed asset accounting records to the physical counts.

There were no other changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our directors and executive officers will be included in our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

Code of Ethics

We have adopted a code of conduct that applies to our officers and all of our employees. There is a code of conduct included as an addendum to the code of ethics that applies to Internap's senior executive and financial officers. A copy of the code of conduct is available on Internap's website at www.internap.com. Copies will be furnished without charge upon request to the Company at the following address: Attn: General Counsel, 250 Williams Street, Atlanta, Georgia 30303.

If we make any amendments to the code of conduct other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from the addendum to this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the captions, “Executive Compensation” “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” contained in our definitive proxy statement for our 2006 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2006 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our 2006 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report, hereby is incorporated in this annual report on Form 10-K by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for our 2006 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year covered by this report is hereby incorporated in this annual report on Form 10-K by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of the report:

(1)	Consolidated Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

(2)	Financial Statement Schedule.

The following financial statement schedule of the Company and its subsidiaries is filed herewith:
Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2005	S-1

(3)	Index to Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 10, 2001).

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

10.1
Form of Indemnification Agreement between the Company and each of its directors and certain of its officers (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.2
Form of Employment Agreement, dated December 31, 2002, between the Company and David L. Abrahamson (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).+

10.3
Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

10.4
Internap Network Services Corporation 1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.5
Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.6
Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).+

*****

10.7
Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.8
Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.9
Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.10
Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(1) to the Company's Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.11
Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 99(d)(2) to the Company's Tender Offer Statement on Schedule TO, filed on November 18, 2002).+

10.12
Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Company and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).

10.13	Form of Warrant (incorporated herein by reference to Appendix E to the Company's Definitive Proxy Statement dated August 10, 2001).

10.14
Loan and Security Agreement, dated October 21, 2002, and Amendments to Loan Documents, dated October 21, 2002 and October 29, 2002, between Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.15
Amendment to Loan Documents between the Company and Silicon Valley Bank, dated March 25, 2003 (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 15, 2003).

10.16
Amendment to Loan Documents between the Company and Silicon Valley Bank, dated September 30, 2004, and Amended and Restated Schedule to Loan and Security Agreement, dated September 30, 2004 (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company's Current Report on Form 8-K dated September 30, 2004).

10.17
Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated November 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 18, 2004).

10.18
Employment Agreement dated February 1, 2004 between the Company and David A. Buckel (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report of Form 10-K for the year ended December 1, 2004 filed on April 1, 2005). +

10.19
Limited Waiver and Amendment to Loan Documents between the Company and Silicon Valley Bank dated March 14, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 1, 2005.

10.20	Employment Agreement, dated May 1, 2004 between the Company and David A. Buckel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2005).

10.21	2005 Incentive Stock Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 29, 2005).

10.22
Employment Agreement dated as of September 30, 2005 between the Company and James DeBlasio (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2005).

10.23
Amendment to Loan Documents dated as of September 28, 2005 between the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2005).

10.24	Limited Waiver and Amendment to Loan Documents dated November 3, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2005).

10.25
General Release Agreement dated as of December 15, 2005 between the Company and Gregory Peters (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2005).

10.26
Amendment to Loan Documents dated as of December 27, 2005 between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2005).

10.27*	Employment Agreement dated as of February 1, 2004 between the Company and Eric Suddith. +

10.28*	Employment Agreement dated as of May 2, 2005 between the Company and Robert Smith. +

10.29*	Employment Agreement dated as of June 15, 2005 between the Company and Eric Klinker. +

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed James P. DeBlasio, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.
_______________
*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 10, 2006

	By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James P. DeBlasio
James P. DeBlasio	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ Eugene Eidenberg
Eugene Eidenberg	Non-Executive Chairman	March 10, 2006

/s/ David A. Buckel
David A. Buckel	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006
/s/ Charles B. Coe
Charles B. Coe	Director	March 10, 2006

/s/ William J. Harding
William J. Harding	Director	March 10, 2006

/s/ Fredric W. Harman
Fredric W. Harman	Director	March 10, 2006

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	March 10, 2006

/s/ Kevin L. Ober
Kevin L. Ober	Director	March 10, 2006

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Director	March 10, 2006

Internap Network Services Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Internap Network Services Corporation

We have completed integrated audits of Internap Network Services Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Network Services Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 6, 2006

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$24,434	$33,823
Restricted cash	--	76
Short-term investments in marketable securities	16,060	12,162
Accounts receivable, net of allowance of $963 and $1,124, respectively	19,128	16,943
Inventory	779	345
Prepaid expenses and other assets	2,957	3,202

Total current assets	63,358	66,551

Property and equipment, net	50,072	54,378
Investments	1,999	6,693
Intangible assets, net	2,329	2,898
Goodwill	36,314	36,314
Deposits and other assets	1,297	1,315

	$155,369	$168,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$4,375	$6,483
Accounts payable	5,766	11,129
Accrued liabilities	7,267	7,269
Deferred revenue, current portion	2,737	1,826
Capital lease obligations, current portion	559	512
Restructuring liability, current portion	1,202	2,397

Total current liabilities	21,906	29,616

Notes payable, less current portion	7,656	12,031
Deferred revenue, less current portion	533	421
Capital lease obligations, less current portion	247	806
Restructuring liability, less current portion	5,075	5,756
Deferred rent	9,185	5,781
Other long-term liabilities	1,039	--

Total liabilities	45,641	54,411

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 600,000 shares authorized, 341,677 and 338,148 shares issued and outstanding, respectively	342	338
Additional paid-in capital	969,913	967,951
Deferred stock compensation	(420)	--
Accumulated deficit	(860,112)	(855,148)
Accumulated items of other comprehensive income	5	597

Total stockholders' equity	109,728	113,738

	$155,369	$168,149

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue	$153,717	$144,546	$138,580

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization, shown below	81,958	76,990	78,200
Customer support	10,670	10,180	9,483
Product development	4,864	6,412	6,982
Sales and marketing	25,864	23,411	21,491
General and administrative	20,096	24,772	16,711
Depreciation and amortization	15,314	16,040	37,221
Amortization of deferred stock compensation	60	--	390
Pre-acquisition liability adjustment	--	--	(1,313)
Restructuring costs	44	3,644	1,084
Gain on disposals of property and equipment	(19)	(3)	(53)

Total operating costs and expense	158,851	161,446	170,196

Loss from operations	(5,134)	(16,900)	(31,616)

Non-operating (income) expense:
Interest expense	1,373	1,981	2,981
Interest income	(1,284)	(665)	(823)
Other, net	(259)	(154)	827

Total non-operating (income) expense	(170)	1,162	2,985

Net loss	(4,964)	(18,062)	(34,601)

Less deemed dividend related to beneficial conversion feature	--	--	(34,576)

Net loss attributable to common stockholders	$(4,964)	$(18,062)	$(69,177)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	339,387	287,315	174,602
The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2005
(In thousands)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, January 1, 2003	--	$--	160,094	$160	$798,344	$(396)	$(802,485)	$149	$(4,228)
Net loss	--	--	--	--	--	--	(34,601)	--	(34,601)
Other comprehensive income	--	--	--	--	--	--	--	151	151
Total comprehensive loss									(34,450)
Conversion of Series A convertible preferred stock into common stock before reclassification to stockholders' equity	--	--	953	1	1,201	--	--	--	1,202
Reclassification of preferred stock to stockholders' equity	2,888	78,589	--	--	--	--	--	--	78,589
Conversion of Series A convertible preferred stock into common stock after reclassification to stockholders' equity	(1,483)	(40,338)	49,668	50	40,288	--	--	--	--
Amortization of deferred stock compensation and reversal for terminated employees	--	--	--	--	(6)	396	--	--	390
Stock compensation plans and warrant activity	--	--	3,689	4	2,084	--	--	--	2,088
Issuance of common stock to non-employees	--	--	12,926	13	11,480	--	--	--	11,493
Issuance of stock in conjunction with acquisitions	346	13,590	1,421	1	1,849	--	--	--	15,440
Record embedded beneficial conversion feature charge related to Series A preferred stock	--	(34,576)	--	--	34,576	--	--	--	--
Amortize deemed dividend related to beneficial conversion feature	--	34,576	--	--	(34,576)	--	--	--	--
Balance, December 31, 2003	1,751	51,841	228,751	229	855,240	--	(837,086)	300	70,524
Net loss	--	--	--	--	--	--	(18,062)	--	(18,062)
Other comprehensive income	--	--	--	--	--	--	--	297	297
Total comprehensive loss									(17,765)
Conversion of Series A convertible preferred stock	(1,751)	(51,841)	58,994	59	51,782	--	--	--	--
Issuance of common stock, net of issuance cost	--	--	40,250	40	55,892	--	--	--	55,932
Stock compensation plans and warrant activity	--	--	10,153	10	5,037	--	--	--	5,047
Balance, December 31, 2004	--	--	338,148	338	967,951	--	(855,148)	597	113,738
Net loss	--	--	--	--	--	--	(4,964)	--	(4,964)
Other comprehensive loss	--	--	--	--	--	--	--	(592)	(592)
Total comprehensive loss									(5,556)
Deferred stock compensation grant	--	--	--	--	480	(480)	--	--	--
Amortization of deferred stock compensation						60			60
Stock compensation plans activity	--	--	3,529	4	1,482	--	--	--	1,486
Balance, December 31, 2005	--	$--	341,677	$342	$969,913	$(420)	$(860,112)	$5	$109,728

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,964)	$(18,062)	$(34,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,314	16,040	37,221
Gain on disposal of property and equipment, net	(19)	(3)	(53)
Provision for doubtful accounts	1,431	2,415	2,435
(Gain) loss on equity-method investment, net	(83)	390	827
Non-cash interest expense on capital lease obligations	--	904	1,304
Non-cash changes in deferred rent	2,690	879	915
Lease incentives	713	--	--
Pre-acquisition liability adjustment	--	--	(1,313)
Non-cash compensation expense	75	--	390
Other, net	(44)	176	--
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,616)	(3,771)	(2,704)
Inventory, prepaid expense and other assets	(170)	1,633	2,583
Accounts payable	(5,433)	851	(5,941)
Accrued liabilities	805	(1,316)	(1,115)
Deferred revenue	1,023	(1,743)	(4,461)
Accrued restructuring	(1,876)	457	(6,662)

Net cash flows provided by (used in) operating activities	5,846	(1,150)	(11,175)

Cash flows from investing activities:
Purchases of property and equipment	(10,161)	(13,066)	(3,799)
Proceeds from disposal of property and equipment	17	51	--
Reduction of restricted cash	76	49	2,053
Purchase of investments in marketable securities	(18,710)	(16,753)	--
Maturities of marketable securities	19,350	--	--
Net cash received from acquired businesses	--	--	2,307
Other, net	(353)	60	--

Net cash flows (used in) provided by investing activities	(9,781)	(29,659)	561

Cash flows from financing activities:
Change in revolving credit facility	--	(8,392)	(1,608)
Proceeds from notes payable	--	17,500	--
Principal payments on notes payable	(6,483)	(4,051)	(4,645)
Payments on capital lease obligations	(512)	(20,289)	(2,801)
Proceeds from issuance of common stock, net of issuance costs	--	55,932	9,299
Proceeds from stock options, employee stock purchase plan, and exercise of warrants	1,471	5,047	4,035
Other, net	70	--	--

Net cash flows (used in) provided by financing activities	(5,454)	45,747	4,280

Net (decrease) increase in cash and cash equivalents	(9,389)	14,938	(6,334)
Cash and cash equivalents at beginning of period	33,823	18,885	25,219

Cash and cash equivalents at end of period	$24,434	$33,823	$18,885

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$1,223	$1,767	$1,170
Non-cash acquisition of property and equipment	971	1,597	125
Change in accounts payable attributable to purchases of property and equipment	(381)	(2,733)	(7)
Issuance of stock related to capital lease amendment	--	--	250
Deferred stock compensation grant	480	--	--
Conversion of preferred stock to common stock	--	51,841	41,540
Value of stock issued for acquisitions	--	--	15,440

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) provides high performance, managed Internet connectivity solutions to business customers who require guaranteed network availability and high performance levels for business-critical applications, such as e-commerce, customer relationship management (CRM), multimedia streaming, Voice over Internet Protocol (VoIP), virtual private networks (VPNs) and supply chain management. We deliver services through our 38 network access points, which feature multiple direct high-speed connections to major Internet networks.

We have a limited operating history and our operations are subject to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, competition within the industry and technology trends.

We have significant net operating losses since inception. During 2005, we incurred net losses of $5.0 million. As of December 31, 2005, we have an accumulated deficit of $860.1 million. We have taken various steps to control our costs, including decreasing the size of our workforce, terminating certain real estate leases and commitments, making process enhancements and renegotiating network contracts for more favorable pricing and terms.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes primarily include capital investments in our network access point infrastructure and systems, expansion of data center facilities and repayment of debt and capital lease obligations. General corporate purposes could also include potential acquisitions of complementary businesses or technologies.

Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of our Certificate of Incorporation. An aggregate of 1.7 million shares of convertible preferred stock with a recorded value of $49.6 million was converted into 56.2 million shares of common stock upon the mandatory conversion. Accordingly, we had no shares of series A convertible preferred stock outstanding subsequent to the mandatory conversion. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, the rate of expansion of new data centers and Private Network Access Points, (P-NAP®s), our ability to execute our current business plan and other factors. If we fail to generate sufficient cash flow from operations, we may require additional financing sooner than anticipated. We cannot assure such financing will be available on commercially favorable terms or at all.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents. We invest our cash and cash equivalents with major financial institutions and may at times exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to cash and cash equivalents.

At December 31, 2004 we had placed $0.1 million in restricted cash accounts to collateralize letters of credit with financial institutions. These amounts are reported separately as restricted cash and are classified as current or non-current assets based on their respective maturity dates. There were no restricted cash accounts as of December 31, 2005.

Investments in marketable securities

Marketable securities primarily include high credit quality corporate debt securities and U.S. Government Agency debt securities. Management determines the appropriate classification of marketable securities at the time of purchase. At December 31, 2005 and 2004, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Our marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other non-operating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

Other Investments

We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred based on available data, the cost basis is reduced and an investment loss is recorded. We have a $1.2 million equity investment at December 31, 2005 in Aventail Corporation (Aventail), an early stage, privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. The carrying value of our investment in Aventail is recorded in non-current investments in the accompanying consolidated balance sheet.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2005, Internap Japan Co. Ltd. (Internap Japan), our joint venture with NTT-ME Corporation of Japan and another NTT affiliate, qualifies for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of Internap Japan’s losses and income as other income, net on the consolidated statement of operations.

Fair value of financial instruments

Our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, and capital lease obligations are carried at cost. The cost of our short-term financial instruments approximate fair value due to their relatively short maturities. Our marketable investments are designated as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. The carrying value of our long-term financial instruments, including notes payable and capital lease obligations, approximate fair value as the interest rates approximate current market rates of similar debt obligations.

Management evaluates outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of customers. Based on this evaluation, we record an allowance for accounts receivable that are estimated to not be collectible.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. We currently invest the majority of our cash in money market funds and maintain them with financial institutions with high credit ratings. We also invest in debt instruments of the U.S. government and its agencies and corporate issuers with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of these financial institutions. We have not experienced any credit losses on our cash, cash equivalents or marketable securities.

Inventory

Inventory is carried at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the production of our Flow Control Platform (FCP) and our Flow Control Xcelerator (FCX) solutions.

Property and equipment

Property and equipment are carried at original acquisition cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. Estimated useful lives used for network equipment are generally three years; furniture, equipment and software are three to seven years; and leasehold improvements are seven years or over the lease term, depending on the nature of the improvement, but in no event beyond the lease term. The duration of lease obligations and commitments range from 24 months for certain networking equipment to 240 months for certain facility leases. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from disposals of property and equipment are charged to operations.

Leases and leasehold improvements

We record leases as capital or operating leases and account for leasehold improvements in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases” and related literature. Rent expense for operating leases is recorded in accordance with Financial Accounting Standards Board (FASB) Technical Bulletin (FTB) No. 88-1, “Issues Relating to Accounting for Leases.” This FTB requires lease agreements that include periods of free rent or other incentives, specific escalating lease payments, or both, to be recorded on a straight-line or other systematic basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent in non-current liabilities in the consolidated balance sheets.

Research and product development costs

Product development costs are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Such costs that do not qualify for capitalization as software development are expensed as incurred. Research and development costs, which are included in product development cost and are expensed as incurred, primarily consist of compensation related to our development and enhancement of IP Routing Technology, the FCP and BusinessNet acceleration technologies. Research and development costs were $2.9 million, $2.4 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Costs of computer software development

For the year ended December 31, 2005 we capitalized $0.4 million of costs for internally developed software in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” No amounts were capitalized for the year ended December 31, 2004 or 2003.

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain direct costs incurred developing internal use software. We capitalized $1.9 million in internal software development costs for the year ended December 31, 2004. We did not capitalize any costs for the years ended December 31, 2005 or 2003.

Goodwill and other intangible assets

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We completed our annual goodwill impairment test as of August 1, 2005 and determined that the carrying amount of goodwill was not impaired.

Other acquired intangible assets, including developed technologies and patents, have finite lives and we have recorded these assets at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated economic useful life of the assets, which is three to seven years for developed technologies and 15 years for patents.

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

Stock-based compensation

As of December 31, 2005, we had three active stock-based employee compensation plans, which are described more fully in note 15. We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and therefore account for the plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(4,964)	$(18,062)	$(34,601)
Add: stock-based employee compensation expense included in reported net loss	75	--	390
Adjust: total stock-based employee compensation expense determined under fair value based method for all awards	(9,678)	(15,364)	(8,362)

Pro forma net loss	$(14,567)	$(33,426)	$(42,573)

Loss per share:
Basic and diluted--as reported	$(0.01)	$(0.06)	$(0.40)
Basic and diluted--pro forma	(0.04)	(0.12)	(0.44)

As described in note 15, our newly appointed President and Chief Executive Officer was awarded 1.0 million shares of restricted stock on September 30, 2005. For the year ended December 31, 2005, the amortization related to this restricted stock grant was $60,000. In conjunction with providing transition services in December 2005, the Vice Chair of our Board of Directors was granted 36,586 shares of fully-vested restricted stock with an aggregate value of $15,000. The expense related to these shares is included in general and administrative expenses on the consolidated statement on income for the year ended December 31, 2005.

The $9.7 million, $15.4 million, and $8.4 million increases to the pro forma employee compensation expense during 2005, 2004 and 2003, respectively, were inclusive of reductions for the effect related to options cancelled as a result of employee terminations, offset by amortization of compensation determined under the fair-value based method.

The fair value of options granted in each year during the three years ended December 31, 2005 was estimated at the date of grant using the Black-Scholes model assuming no expected dividends and the following weighted average assumptions:

Year Ended December 31,
	2005	2004	2003
Risk free interest rate	4.22%	4.27%	4.01%
Volatility	118%	142%	144%
Expected life	4 years	4 years	4 years

Revenue recognition and concentration of credit risk

The majority of our revenue is derived from high-performance Internet connectivity and related data center services. Our revenues are generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services, such as data center services, content distribution, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services, and video conferencing services. We also offer T-1 and fractional DS-3 connections at fixed rates.

We recognize revenue when persuasive evidence of an arrangement exists, the product, service or software license has been delivered, the fees are fixed or determinable and collectibility is probable. Contracts and sales or purchase orders are used to determine the existence of an arrangement. We test for availability or use shipping documents when applicable to verify delivery of our services, products or software licenses. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Deferred revenue consists of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period. Revenue associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship (generally two years), as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis. Deferred post-contract customer support associated with sales of our FCP solution and similar products are amortized ratably over the contract period (generally one year).

We routinely review the creditworthiness of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on management's best understanding of our customers' ability to pay. Customers' ability to pay takes into consideration payment history, legal status (i.e., bankruptcy), and the status of services we are providing. Once all collection efforts have been exhausted, we write the uncollectible balance off against the allowance for doubtful accounts. We also estimate a reserve for sales adjustments, which reduces net accounts receivable and revenue. The reserve for sales adjustments is based upon specific and general customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer's credit risk, additional allowances may be required.

Advertising costs

We expense all advertising costs as they are incurred. Advertising costs for 2005, 2004 and 2003 were $0.2 million, $1.3 million and $0.9 million, respectively.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Net loss	$(4,964)	$(18,062)	$(34,601)
Less deemed dividend related to beneficial conversion feature	--	--	(34,576)

Net loss attributable to common stockholders	$(4,964)	$(18,062)	$(69,177)

Basic and diluted:
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	339,387	287,315	174,602

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.40)

Anti-dilutive securities not included in diluted net loss per share calculation:
Series A convertible preferred stock	--	--	58,994
Options to purchase common stock	35,562	43,949	39,161
Restricted stock	1,000	--	--
Warrants to purchase common stock	14,998	14,998	17,133
	51,560	58,947	115,288

Segment information

We use the management approach for determining which, if any, of our products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment. Through December 31, 2005, product revenue was not significant nor were long-lived assets located and revenue generated outside the United States.

Recent accounting pronouncements

In June 2005, FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No.3” to prescribe the related accounting and disclosures. The provisions of SFAS No. 154 are effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement on January 1, 2006.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is known as SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." Among other things, SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS No. 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, providing the SEC Staff's view regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and the valuation of share-based payment arrangements. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X, extending the effective date of SFAS No. 123(R) to the first annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.

We will adopt the provisions of SFAS No. 123(R), subsequent FASB Staff Positions, and guidance in SAB No. 107, beginning in the first quarter of 2006. We are evaluating the requirements under SFAS No. 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share, comparable to our pro forma disclosure under SFAS No. 123. See "Stock-Based Compensation" above for the pro forma net loss and net loss per share amounts, for years 2003 through 2005, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. However, the actual effect on net income or loss and earnings or loss per share after adopting SFAS No. 123(R) will vary depending upon the number of options granted in 2006 compared to prior years. In addition, we will also recognize compensation expense related to our employee stock purchase plan for the six-month purchase period ending June 30, 2006. We have modified our employee stock purchase plan to make it a non-compensatory plan for all purchase periods subsequent to June 30, 2006.

3.	IMPAIRMENT AND RESTRUCTURING COSTS

With overcapacity created in the Internet connectivity market and IP Services market, we implemented restructuring plans that resulted in significant charges in 2001 and 2002. Additional charges were also incurred during 2003 and 2004 as we continued to evaluate our restructuring reserve.

For the year ended December 31, 2003, we incurred $1.1 million in restructuring costs which primarily represented retention bonuses and moving expense related to the relocation of our corporate office to Atlanta, Georgia from Seattle, Washington.

We incurred net additional restructuring costs of $3.6 million during 2004 as a result of a comprehensive analysis of the remaining accrued restructuring liability. After reviewing the analysis, management concluded that the facilities remaining in the restructuring accrual were taking longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015. During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.7 million to zero.

The following table displays the activity and balances for restructuring and asset impairment activity for 2003 (in thousands)

	December 31, 2002 Restructuring Liability	Restructuring Charge	Cash Reductions	December 31, 2003 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$10,319	$--	$(4,476)	$5,843
Network infrastructure obligations	1,297		(172)	1,125
Other	1,008	--	(141)	867
Restructuring costs activity for 2002 restructuring charge:
Real estate obligations	1,800	--	(1,800)	--
Personnel	--	1,084	(1,084)	--
Other	100	--	(100)	--
	14,524	1,084	(7,773)	7,835
Net asset write-downs for 2002 restructuring charge	(139)	--	--	(139)
	$14,385	$1,084	$(7,773)	$7,696

The $1.1 million recorded during 2003 as restructuring reserves related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2004 (in thousands):

	December 31, 2003 Restructuring Liability	Restructuring Charge (Benefit)	Cash Reductions	December 31, 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$5,843	$5,323	$(3,013)	$8,153
Network infrastructure obligations	1,125	(951)	(174)	--
Other	867	(867)	--	--
	7,835	3,505	(3,187)	8,153
Net asset write-downs for 2002 restructuring charge	(139)	139	--	--
	$7,696	$3,644	$(3,187)	$8,153

Of the $5.3 million recorded during 2004 as additional real estate restructuring charges, $3.0 million related to the direct cost of revenue and $2.3 million related to general and administrative costs.

The following table displays the activity and balances for restructuring and asset impairment activity for 2005 (in thousands):

	December 31, 2004 Restructuring Liability	Restructuring Charge	Cash Reductions	December 31, 2005 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$8,153	$44	$(1,920)	$6,277

Restructuring charges totaling less than $0.1 million during 2005 primarily resulted from a change in estimated expenses related to real estate obligations.

4.	BUSINESS COMBINATIONS

On October 1, 2003, we completed our acquisition of netVmg, Inc. (netVmg) which enables customers to manage Internet traffic cost, performance and operations decisions directly from their corporate locations. The acquisition was recorded using the purchase method of accounting under SFAS No. 141, “Business Combinations.” The aggregate purchase price of the acquired company, plus related charges, was $13.7 million and was comprised of 0.3 million shares of our preferred stock, acquisition costs and warrants to purchase 1.5 million shares of our common stock.

The purchase price allocation for netVmg was as follows (in thousands):

Cash acquired	$1,443
Restricted cash	105
Inventory	421
Property and equipment	531
Other tangible assets	80
Tangible assets acquired	2,580

Product technology	3,311
Goodwill	8,216
Intangible assets acquired	11,527

Total assets acquired	$14,107

Acquisition expense incurred	$79
Liabilities assumed	438
Value of stock issued	13,590

Total liabilities assumed and preferred stock issued	$14,107

On October 15, 2003, we completed our acquisition of Sockeye Networks, Inc., (Sockeye). The acquisition was recorded using the purchase method of accounting under SFAS No. 141. The aggregate purchase price of the acquired company, plus related charges, was $1.9 million and was comprised of 1,420,775 shares of our common stock and acquisition costs.

The purchase price allocation for Sockeye was as follows (in thousands):

Cash acquired	$864
Restricted cash	20
Property and equipment	291
Other tangible assets	109
Tangible assets acquired	1,284

Goodwill	926

Total assets acquired	$2,210

Acquisition expense incurred	$79
Liabilities assumed	281
Value of stock issued	1,850

Total liabilities assumed and common stock issued	$2,210

In accordance with SFAS No. 141, all identifiable assets were assigned a portion of the purchase price of the acquired companies on the basis of their respective fair values. Intangible assets other than goodwill are amortized over their average estimated useful lives of three to seven years (with a weighted-average life of 6.5 years). The value assigned to the identifiable intangible assets was based on an analysis performed by an independent third party as of the date of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to our results of operations. Goodwill is not deductible for tax purposes from either of the acquisitions.

As part of our acquisition of CO Space, Inc (CO Space) on June 20, 2000, we recorded a pre-acquisition liability of $1.3 million for network equipment purchased by CO Space. During 2003, we reevaluated the likelihood of settling the liability related to this equipment and concluded that a contingent obligation no longer exists. Therefore, the liability was eliminated resulting in a one-time reduction in costs and expense of $1.3 million.

5.	INVESTMENTS

We maintain a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation of Japan and another NTT affiliate. We are unable to assert control over the joint venture's operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated (due to certain minority interest protections afforded to our joint venture partners). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting pursuant to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and consistent with Emerging Issues Task Force No. 96-16 “Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

Our investment activity in the joint venture is as follows (in thousands):

	2005	2004	2003
Investment Balance, January 1,	$861	$1,195	$1,870
Proportional share of net income (loss)	83	(390)	(827)
Unrealized foreign currency translation (loss) gain, net	(121)	56	152

Investment Balance, December 31,	$823	$861	$1,195

We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Aventail is a privately held enterprise for which no active market for its securities exists. In connection with Aventail's 2001 round of financing, we concluded that our investment in Aventail had experienced a decline in value that was other than temporary. As a result, during 2001 we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its estimated value as of December 31, 2005.

Investments in marketable securities primarily include high credit quality corporate debt securities and U.S. Government Agency debt securities. These investments are classified as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. All proceeds were from the maturity of the securities, not from sales.  Accordingly, we have not recognized any realized gains or losses.

Summaries of our investments in marketable securities are as follows (in thousands):

	As of December 31, 2005
	Cost Basis	Unrealized Loss	Recorded Value
Short-term investments in marketable securities	$16,113	$(53)	$16,060

	As of December 31, 2004
	Cost Basis	Unrealized Gain (Loss)	Recorded Value
Short-term investments in marketable securities	$12,083	$79	$12,162
Investments in marketable securities, non-current	4,671	(15)	4,656
	$16,754	$64	$16,818

During the years ended December 31, 2005 and 2004, we recorded a net unrealized holding loss of $0.1 million and a net unrealized holding gain of less than $0.1 million, respectively.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Network equipment	$87,467	$95,149
Network equipment under capital lease	1,596	1,596
Furniture, equipment and software	31,571	32,319
Leasehold improvements	73,124	63,314

Property and equipment, gross	193,758	192,378
Less: Accumulated depreciation and amortization ($843 and $310 related to capital leases at December 31, 2005 and 2004, respectively)	(143,686)	(138,000)

	$50,072	$54,378

During 2005 and 2004, $8.4 million and $3.5 million of fully depreciated assets were retired. Depreciation and amortization expense for property and equipment was $14.7 million, $15.5 million, and $33.9 million during 2005, 2004, and 2003, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

We perform our annual goodwill impairment test as of August 1 of each calendar year. With the assistance of a third party valuation expert, we estimated the fair value of our reporting units utilizing a discounted cash flow method. Based on the results of these analyses our goodwill was not impaired as of August 1, 2005.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by us. As of December 31, 2005 and 2004, the recorded amount of goodwill totaled $36.3 million.

Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expense. We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142 “Goodwill and Other Intangible Assets.”

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$14,518	$(14,263)	$14,518	$(14,234)
Technology based	5,911	(3,837)	5,911	(3,297)
	$20,429	$(18,100)	$20,429	$(17,531)

Amortization expense for identifiable intangible assets during 2005, 2004 and 2003 was $0.6 million, $0.6 million and $3.4 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows as of December 31, 2005 (in thousands):

2006	$544
2007	443
2008	443
2009	443
2010	339
Thereafter	117
$2,329

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Taxes	$1,753	$4,051
Compensation payable	2,463	1,225
Network commitments	305	608
Insurance payable	639	303
Other	2,107	1,082
	$7,267	$7,269

9.	REVOLVING CREDIT FACILITY AND NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2005	2004
Notes payable to financial institutions	$12,031	$18,073
Notes payable to vendors	--	441
Notes payable	$12,031	$18,514

At December 31, 2005, we had a $10.0 million revolving credit facility and a $17.5 million term loan under a loan and security agreement with a bank. The agreement was amended as of December 27, 2005, to reduce the amount available for borrowing under the revolving credit agreement from $15.0 million to $10.0 million, increase letter of credit sub-limit from $5.0 million to $6.0 million, to extend the expiration date of the revolving credit facility from December 28, 2005 to December 27, 2006 and update loan covenants.

Availability under the revolving credit facility is based on 80% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. As of December 31, 2005, $4.1 million of letters of credit were issued, and we had available $5.9 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtedness. The December 27, 2005 changes to the loan covenants include the elimination of the minimum Cash EBITDA requirement, as defined by the agreement, and the addition of a minimum tangible net worth requirement.

As of December 31, 2005, we were in compliance with the various loan covenants.

We were in violation of a previous loan covenant that required a minimum Cash EBITDA, as defined in the credit facility, for the three-month period ended September 30, 2005 by $1.3 million. The violation resulted primarily from our continued expansion of data center facilities that caused the minimum Cash EBITDA for the period to be less than the level required under the agreement. On November 3, 2005, we received a formal waiver of the covenant violation. As discussed above, the agreement was amended as of December 27, 2005 to eliminate the minimum Cash EBITDA requirement.

The term loan under the security agreement noted above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding under the term loan was $12.0 million and $16.4 million at December 31, 2005 and 2004, respectively. The loan was used to purchase assets previously recorded as capital leases under a master agreement with a primary supplier of networking equipment. At December 31, 2004, an additional $2.1 million was outstanding under other loan agreements that were subsequently repaid during 2005. The loan is secured by all of our assets, except patents.

The maturity of the term loan at December 31, 2005 is as follows (in thousands):

2006	$4,375
2007	4,375
2008	3,281
Total maturities and principal payments	12,031
Less: current portion	(4,375)
$7,656

The carrying value of our notes payable as of December 31, 2005, approximates fair value as the interest rates approximate current market rates of similar debt obligations.

10.	CAPITAL LEASES

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the related lease agreement. On September 30, 2004, management negotiated the buy-out of all remaining lease schedules under a master lease agreement with a primary supplier of network equipment. Under the terms of the buy-out agreement, we paid $19.7 million, comprising remaining capital lease obligations as of September 30, 2004, along with end-of-lease asset values and sales tax, resulting in a $2.2 million increase to fixed assets. The $19.7 million buy-out was funded through $2.2 million in cash on hand and the proceeds from a $17.5 million term loan from a bank (note 9). As of December 31, 2005, our other remaining capital lease has an expiration date of June 2007.

Future minimum capital lease payments together with the present value of the minimum lease payments as of December 31, 2005, are as follows (in thousands):

2006	$607
2007	253
Remaining capital lease payments	860
Less: amounts representing imputed interest	(54)
Present value of minimum lease payments	806
Less: current portion	(559)
$247

11.	INCOME TAXES

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal income tax benefit at statutory rates	(34)%	(34)%	(34)%
State income tax benefit at statutory rates	(4)	(4)	(4)
Foreign operating losses at statutory rates	--	--	1
Stock compensation expense	--	--	(1)
Other, net	1	1	1
Change in valuation allowance	37	37	37

Effective tax rate	0%	0%	0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at December 31 (in thousands):

	2005	2004
Current deferred income tax assets:
Provision for doubtful accounts	$329	$402
Deferred revenue	860	682
Accrued compensation	433	157
Restructuring costs	457	911
Capital loss carryforwards	5,383	--
Other	854	672
Current deferred income tax assets	8,316	2,824
Less: Valuation allowance	(8,263)	(2,806)
	53	18
Non-current deferred income tax assets:
Net operating loss carryforwards	133,917	132,181
Capital loss carryforwards	--	5,383
Property and equipment	22,738	23,372
Investments	1,824	1,824
Deferred revenue, less current portion	367	150
Restructuring costs, less current portion	1,438	2,187
Deferred rent	3,413	2,120
Non- current deferred income tax assets	163,697	167,217
Less: Valuation allowance	(162,667)	(166,176)
	1,030	1,041
Non-current deferred income tax liabilities:
Purchased intangibles	(1,083)	(1,059)
Non-current deferred income tax liabilities, net	(53)	(18)
Net deferred tax assets (liabilities)	$--	$--

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of December 31, 2005 we have net operating loss carryforwards and capital loss carryforwards of approximately $560.6 million and $14.0 million, respectively. The net operating loss carryforwards expire from 2012 through 2025. The capital loss carryforwards expire in 2006. Utilization of net operating losses and capital loss carryforwards are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Under this provision, we will be precluded from utilizing approximately $222.1 million of our net operating and capital losses. The occurrence of additional changes in ownership pursuant to Section 382 of the Internal Revenue Code may have the impact of additional limitations on the use of our net operating losses. We have placed a valuation allowance against our deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

12.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.6 million and $0.2 million for 2005 and 2004, respectively. No employer contributions were made during 2003.

13.	COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating leases

We, as a lessee, have entered into leasing arrangements relating to office and service point rental space and office equipment that are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2005 (in thousands):

2006	$9,824
2007	9,828
2008	9,561
2009	7,486
2010	4,522
Thereafter	61,691
$102,912

Rent expense was $13.6 million, $12.9 million and $13.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sub-lease income, recorded as a reduction of rent expense, was $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Service commitments

We have entered into service commitment contracts with Internet network service providers to provide interconnection services and data center providers to provide space for our customers. In conjunction with rate negotiations during 2005, we eliminated several long-term minimum commitments compared to prior years. Future minimum payments under these service commitments having terms in excess of one year are as follows at December 31, 2005 (in thousands):

2006	$6,110
2007	2,765
2008	2,769
2009	2,032
$13,676

Vendor disputes

In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provision services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. Disputed costs, both in the vendors’ favor and our favor, are researched and discussed with vendors on an ongoing basis until ultimately resolved. We record the cost and a liability based on our estimate of the most likely outcome of the dispute. These estimates are periodically reviewed by management and modified in light of new information or developments, if any. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

Concentrations of risk

We participate in a highly volatile industry that is characterized by strong competition for market share. We, and others in the industry encounter aggressive pricing practices, evolving customer demands and continual technological developments. Our operating results could be negatively affected should we not be able to adequately address pricing strategies, customers' demands, and technological advancements.

We depend on other companies to supply various key elements of our infrastructure including the network access local loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers' networks. In addition, the routers and switches used in our network infrastructure are currently supplied by a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

Litigation

We may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

In July 2004, we received an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of our state franchise tax returns for the years 2000-2002. The assessment related to an unpaid license fee due upon our entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment in accrued liabilities and general and administrative expense as of June 30, 2004 and engaged a professional service provider to initiate an appeal. In April 2005, management became aware that the assessment had been reduced to $0.1 million including interest and with penalties waived. The substantial decrease from the original assessment resulted from including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York. The adjustment for the revised New York assessment, as well as other tax accruals based on our best estimate of probable liabilities, resulted in a reduction of non-income based tax expenses of approximately $1.7 million as of March 31, 2005. These tax adjustments are reflected in accrued liabilities and general and administrative expense in the accompanying financial statements.

14.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Convertible preferred stock

Effective September 14, 2004, all shares of our outstanding series A convertible preferred stock were mandatorily converted into common stock in accordance with the terms of our Certificate of Incorporation. An aggregate of 1.7 million shares of convertible preferred stock with a recorded value of $49.6 million was converted into 56.2 million shares of common stock. Accordingly, as of December 31, 2004, we had no shares of series A convertible preferred stock outstanding. The mandatory conversion had no effect on the outstanding warrants to purchase common stock that were issued in conjunction with the series A preferred stock.

The series A preferred stock was initially reported as mezzanine financing because holders of the series A preferred stock had rights to receive payment of shares under specific circumstances which were deemed to be outside our control. In July 2003, we amended the deemed liquidation provisions of our charter to eliminate the events that could result in payment to the series A preferred stockholders such that the events giving rise to payment would be within our control. As a result, 2.9 million shares of our series A preferred stock, with a recorded value of $78.6 million, were reclassified from mezzanine financing to stockholders' equity during 2003.

The August 2003 common stock private placement discussed below resulted in a decrease of the conversion price of our series A preferred stock to $0.95 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 34.5 million shares. We recorded a deemed dividend of $34.6 million in 2003, which is attributable to the additional incremental number of shares the series A preferred stock convertible into common stock. Also as a result of the private placement, under the terms of the common stock warrants issued on September 14, 2001 by us in connection with issuance of the series A preferred stock, the exercise price for the warrants to purchase 17.3 million shares of or common stock was adjusted from $1.48 per share of common stock to $0.95 per share.

During 2003, series A stockholders converted 1.5 million shares of series A preferred stock into 50.6 million shares of common stock at a recorded value of $41.5 million. Including the mandatory conversion on September 14, 2004, 1.8 million shares of series A preferred stock were converted in to 59.0 million shares of common stock at a recorded value of $51.8 million during 2004.

Common Stock

On February 18, 2004, our common stock began trading on the American Stock Exchange (AMEX), under the symbol “IIP.” We voluntarily delisted our common stock from the NASDAQ SmallCap Market effective February 17, 2004.

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes primarily include capital investments in our network access point infrastructure and systems, expansion of data center facilities and repayment of debt and capital lease obligations. General corporate purposes could also include potential acquisitions of complementary businesses or technologies.

On August 22, 2003, we issued 10.65 million shares of our common stock in a private placement at a price of $0.95 per share. We received $9.5 million, net of issuance cost. In addition, in connection with the amendment of a former equipment lease, we issued 0.2 million shares of common stock to the equipment supplier.

On October 15, 2003, in connection with our acquisition of Sockeye and as discussed in note 4, we issued an aggregate of 1.4 million shares of our common stock in a private placement to the stockholders of Sockeye.

Warrants to purchase common stock

As of December 31, 2005, there were warrants outstanding to purchase 15.0 million shares of our common stock at an exercise price of $0.95 per share.

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

In connection with our acquisition of netVmg, we granted warrants to purchase an aggregate of 1.5 million shares of our common stock to stockholders of netVmg. These warrants are exercisable if netVmg stockholders participate in a private placement of shares of our common or preferred stock and their participation is in an amount equal to or greater than $4.4 million. Each warrant is exercisable for one share of our common stock at an exercise price of $0.95 per share and expires on October 1, 2006. There was no value allocated to these warrants as of December 31, 2005 or 2004.

Outstanding warrants to purchase shares of common stock at December 31, 2005, are as follows (shares in thousands):

Year of Expiration	Weighted Average Exercise Price	Shares
2006	$0.95	14,657
2007	--	--
2008	0.95	341

	$0.95	14,998

15.	STOCK-BASED COMPENSATION PLANS

We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if we had accounted for employee stock options under the fair value method as described in note 2.

Stock compensation and option plans

On June 23, 2005, we adopted the Internap Network Services Corporation 2005 Stock Compensation Plan (2005 Plan). The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors and is administered by the compensation committee of the board of directors. A total of 67.9 million shares of stock are reserved for issuance under the 2005 Plan, comprised of 20.0 million shares designated in the 2005 Plan plus 9.7 million shares which remain available for issuance of options and awards and 38.2 million shares of unexercised options under certain preexisting plans. No further grants shall be made under the specified preexisting plans however, each of the specified preexisting plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of December 31, 2005, there were 34.4 million options outstanding and 31.7 million options available for issuance.

The 2005 Plan also provides that in any calendar year, no eligible employee or director shall be granted an option to purchase more than 5.0 million shares of stock or a stock appreciation right based on the appreciation with respect to more than 5.0 million shares of stock, and no stock grant or stock unit grant shall be made to any eligible employee or director in any calendar year where the fair market value of the stock subject to such grant on the date of the grant exceeds  $10.0 million.  Furthermore, no more than 5.0 million non-forfeitable shares of stock shall be issued pursuant to stock grants.

The option price for each share of stock subject to an option shall be no less than the fair market value of a share of stock on the date the option is granted; provided, however, if the option is an incentive stock option (ISO) granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISO’s granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISO’s may be granted only to eligible employees. Terms for stock appreciation rights are similar to those of options. Upon exercise of a stock appreciation right, the compensation committee of the board of directors shall determine the form of payment as cash, shares of stock issued under the 2005 Plan based on the fair market value of a share of stock on the date of exercise, or a combination of cash and shares.

During July 1999, we adopted the 1999 Non-Employee Directors' Stock Option Plan (the Director Plan). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 4.0 million shares of Internap's common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, fully-vested and exercisable initial grants of 80,000 shares of our common stock are to be made to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of December 31, 2005, there were 1.1 million options outstanding and 2.7 million options available for grant pursuant to the Director Plan.

Options and stock appreciation rights become exercisable in whole or in part from time to time as determined at the date of grant by the compensation committee of the board of directors. Stock options generally vest 25% after one year and ratably over the following three years, except for non-employee directors who usually receive immediately exercisable options. Similarly, conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the date of grant by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the date of grant.

On September 30, 2005, pursuant to an employment agreement, our newly appointed President and Chief Operating Officer was granted an option to purchase 5.0 million shares of our common stock and 1.0 million restricted shares of common stock, further discussed below. The exercise price of the option is $0.48 per share, the closing price of our common stock as of the grant date. The option was immediately vested 25% as of the grant date, September 30, 2005, but is restricted from exercise unless and until the executive remains continuously employed with the Company through September 30, 2006. The remaining unvested portion of the option becomes exercisable in four equal annual installments, with the first such annual installment being September 30, 2006.

We have elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price to be paid to acquire the stock.

On January 6, 2003, under the terms of a related tender offer to allow domestic employees to cancel certain outstanding stock option grants, we accepted cancellation of 2.0 million options to purchase shares of common stock. On that date, we agreed to grant the same employees options to purchase 2.0 million shares of common stock to be granted six months and one day after the cancellation, or subsequent to June 7, 2003. The tender offer provided, however, that (i) the exercise price of the future grant must be the fair value of our common stock on the date of grant; the participating employees must also cancel all options granted six months prior to November 18, 2002, offer exchange date; (ii) the participating employees must not receive any additional grants of options prior to the future grant date; and (iii) the participating employees must be domestic common law employees of the Company on the date of grant. Since we account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price to be paid to acquire the stock. Therefore, we did not recognize compensation expense related to the grant of the new options.

Option activity for each of the three years ended 2005 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, January 1, 2003	23,321	$2.43
Granted	25,499	1.22
Exercised	(1,974)	0.89
Cancelled	(7,685)	3.47

Balance, December 31, 2003	39,161	1.52

Granted	16,376	1.74
Exercised	(7,502)	0.57
Cancelled	(4,086)	2.25

Balance, December 31, 2004	43,949	1.70

Granted	9,476	0.48
Exercised	(2,017)	0.45
Cancelled	(15,846)	1.91
Balance, December 31, 2005	35,562	$1.35

Options cancelled during the year ended December 31, 2005 included 10.2 million shares for our former Chief Executive Officer and other former members of the executive management team.

The following table summarizes information about options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Prices
$0.03 - $0.46	5,483	6.9	4,752	$0.34
$0.47 - $0.52	9,320	6.7	1,138	0.48
$0.53 - $1.23	6,315	7.3	4,549	0.94
$1.27 - $2.00	5,777	7.1	4,924	1.50
$2.15 - $2.78	8,211	8.0	5,315	2.25
$5.00 - $69.88	456	4.0	455	19.07
$0.03 - $69.88	35,562	7.2	21,133	$1.63

None of our stock options or the underlying shares are subject to any right to repurchase by the Company.

Employee Stock Purchase Plans

Effective June 15, 2004, we adopted the 2004 Internap Network Services Corporation Employee Stock Purchase Plan (the 2004 ESPP). The purpose of the Plan is to encourage ownership of our common stock by each of our eligible employees by permitting eligible employees to purchase our common stock at a discount. Eligible employees may elect to participate in the Plan for two consecutive calendar quarters, referred to as a “purchase period,” at any time during a designated period immediately preceding the purchase period. Purchase periods have been established as the six-month periods ending June 30 and December 31 of each year. A participation election is in effect until it is amended or revoked by the participating employee, which may be done at any time on or before the last day of the purchase period. Participants must authorize us to withhold a minimum of $10.00 per pay period of his or her compensation during the purchase period, subject to a maximum of $12,500 during any purchase period. Contributions under the Plan are permitted only through payroll deductions.

On the last day of each purchase period, participating employee’s payroll deductions are automatically used to exercise an “option” to purchase shares of our common stock from us at the purchase price, up to the maximum number of shares permitted under the Plan. In accordance with section 423 of the Internal Revenue Code of 1985, in no event may a participating employee purchase more than $25,000 of common stock under the Plan during any calendar year. The purchase price for shares of common stock under the Plan for a purchase period is the lesser of 85% of the closing sale price per share of common stock on the first day of the offering period or 85% of such closing price on the last day of the purchase period. A total of 1.4 million and 0.5 million shares were issued under the 2004 ESPP during 2005 and 2004, respectively.

The 2004 ESPP was intended to be a non-compensatory plan for both tax and financial reporting purposes. However upon our adoption of SFAS No. 123(R) in the first quarter of 2006, we will recognize compensation expense for the amount of the discount offered on shares purchased in the plan. In January 2006, the plan was amended to change the purchase price from 85% to 95% of the closing sale price per share of common stock on the last day of the purchase period and to eliminate the alternative to use the first day of the offering period as a basis for determining the purchase price. This amendment restores the plan to being non-compensatory for financial reporting purposes and will be effective for the purchase period ending December 31, 2006.

Previously, eligible employees could elect to participate in the 1999 Employee Stock Purchase Plan, which had similar terms to the 2004 ESPP. A total of 6.0 million shares of common stock were reserved for issuance pursuant to the 1999 ESPP, as increased annually, and 6.0 million shares have been issued since adoption. During the years ended December 31, 2004 and 2003, a total of 1.0 million and 1.7 million shares, respectively, were issued under the 1999 ESPP.

Deferred stock compensation

In addition to stock options, our newly appointed President and Chief Executive Officer was also awarded 1.0 million shares of restricted stock on September 30, 2005. The shares of restricted stock vest 50% as of September 30, 2006 so long as the executive remains continuously employed by the Company through September 30, 2006. The remaining restricted shares vest in three equal annual installments, with the first such annual installment being September 30, 2007. The fair value of the restricted stock was $0.5 million as of the grant date, September 30, 2005, and has been reflected as deferred stock compensation in stockholders’ equity in the accompanying balance sheet. Compensation expense will be recognized ratably in accordance with the terms of vesting. The executive’s employment agreement provides for accelerated vesting of the restricted stock under certain events of termination of the executive’s employment. Amortization of deferred stock compensation was less than $0.1 million for the year ended December 31, 2005.

For the year ended December 31, 2003, amortization of deferred stock compensation was $0.4 million, related to stock options granted to certain employees with exercise prices below the deemed fair value of the stock option. No deferred stock compensation was recognized for the year ended December 31, 2004.

16.	RELATED PARTY TRANSACTIONS

As discussed in note 5, we have an investment in Aventail, who is also a customer for data center and connectivity services. We invoiced Aventail $0.3 million each year from 2003 through 2005. As of December 31, 2005 and 2004, our outstanding receivable balances with Aventail were less than $0.1 million.

In 2003 and 2004, we engaged Korn/Ferry International, a national executive recruiting firm, to assist in the identification and recruitment of senior executives. For 2003 and 2004 we paid Korn/Ferry $3,178 and $75,000, respectively, in connection with executive placements. Our former president and chief executive officer is the son-in-law of a managing director of Korn/Ferry.

We have entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expense to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

17.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data for the years ended December 31, 2005 and 2004. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to present fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results below are not necessarily indicative of those of future periods (in thousands, except for per share data).

	Quarter Ended
	March 31	June 30	September 30	December 31
2005

Revenue	$37,855	$37,571	$37,999	$40,292
Net loss	(570)	(1,046)	(3,171)	(177)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

	Quarter Ended
2004	March 31	June 30	September 30	December 31

Revenue	$36,250	$35,999	$35,151	$37,146
Net loss	(2,645)	(4,271)	(7,877)	(3,269)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.01)

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning Of Fiscal Period	Charges to Costs and Expense	Charges to Other Accounts	Deductions	Balance at End of Fiscal Period
Year ended December 31, 2003
Provision for doubtful accounts	$1,595	$2,435	$--	$(1,601)	$2,429
Tax valuation allowance	138,351	--	23,323	--	161,674
Year ended December 31, 2004
Provision for doubtful accounts	2,429	2,415	--	(3,720)	1,124
Tax valuation allowance	161,674	--	7,308	--	168,982
Year ended December 31, 2005
Provision for doubtful accounts	1,124	1,431	--	(1,592)	963
Tax valuation allowance	168,982	--	1,948	--	170,930__

S-1