Form 10-Q
period 2006-03-31
INTERNAP NETWORK SERVICES CORP
filed 2006-05-10
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 344,357,504 shares of common stock, $0.001 par value, outstanding as of April 30, 2006.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended March 31,
	2006	2005

Revenue	$42,625	$37,855

Costs and expense:
Direct cost of revenue, exclusive of depreciation and amortization, shown below	22,217	19,887
Customer support	2,897	2,662
Product development	1,225	1,445
Sales and marketing	6,970	6,326
General and administrative	5,190	4,490
Depreciation and amortization	3,932	3,496
Loss on disposals of property and equipment	2	6

Total operating costs and expense	42,433	38,312

Income (loss) from operations	192	(457)

Non-operating (income) expense:
Interest expense	251	374
Interest income	(424)	(275)
Other, net	(176)	14

Total non-operating (income) expense	(349)	113

Income (loss) before income taxes	541	(570)

Income taxes	--	--
Net income (loss)	$541	$(570)

Net income (loss) per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Shares used in per share calculations:
Basic	342,928	338,199
Diluted	344,567	338,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$30,007	$24,434
Short-term investments in marketable securities	14,402	16,060
Accounts receivable, net of allowance of $711 and $963, respectively	17,148	19,128
Inventory	610	779
Prepaid expenses and other assets	4,048	2,957

Total current assets	66,215	63,358

Property and equipment, net of accumulated depreciation of $145,910 and $143,686, respectively	47,674	50,072
Investments	2,068	1,999
Intangible assets, net of accumulated amortization of $18,244 and $18,100, respectively	2,185	2,329
Goodwill	36,314	36,314
Deposits and other assets	1,134	1,297

	$155,590	$155,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$4,375	$4,375
Accounts payable	4,396	5,766
Accrued liabilities	6,370	7,267
Deferred revenue, current portion	2,544	2,737
Capital lease obligations, current portion	571	559
Restructuring liability, current portion	1,246	1,202

Total current liabilities	19,502	21,906

Notes payable, less current portion	6,563	7,656
Deferred revenue, less current portion	607	533
Capital lease obligations, less current portion	100	247
Restructuring liability, less current portion	4,687	5,075
Deferred rent	10,301	9,185
Other long-term liabilities	1,058	1,039

Total liabilities	42,818	45,641

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 600,000 shares authorized, 343,999 and 341,677 shares issued and outstanding, respectively	344	342
Additional paid-in capital	971,908	969,913
Deferred stock compensation	--	(420)
Accumulated deficit	(859,571)	(860,112)
Accumulated items of other comprehensive income	91	5

Total stockholders' equity	112,772	109,728

	$155,590	$155,369

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$541	$(570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,932	3,496
Provision for doubtful accounts	(23)	363
(Income) loss from equity method investment	(47)	16
Non-cash changes in deferred rent	1,116	470
Stock-based compensation expense	1,511	--
Other, net	2	(48)
Changes in operating assets and liabilities:
Accounts receivable	2,002	(22)
Inventory	169	75
Prepaid expenses, deposits and other assets	(928)	(81)
Accounts payable	(1,369)	(4,389)
Accrued liabilities	(897)	(427)
Deferred revenue	(120)	36
Accrued restructuring charge	(344)	(620)

Net cash provided by (used in) operating activities	5,545	(1,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,391)	(2,958)
Purchases of investments in marketable securities	(2,996)	--
Maturities of marketable securities	4,704	1,815
Other, net	15	(52)

Net cash provided by (used in) investing activities	332	(1,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,094)	(1,729)
Payments on capital lease obligations	(135)	(124)
Proceeds from exercise of stock options	906	99
Other, net	19	--

Net cash used in financing activities	(304)	(1,754)

Net increase (decrease) in cash and cash equivalents	5,573	(4,650)
Cash and cash equivalents at beginning of period	24,434	33,823

Cash and cash equivalents at end of period	$30,007	$29,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized	$229	$358
Non-cash acquisition of fixed assets	--	971
Changes in accounts payable attributable to purchases of property and equipment	--	(1,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional			Accumulated Items of	Total
		Par	Paid-In	Deferred Stock	Accumulated	Comprehensive	Stockholders'
Three months ended March 31, 2006:	Shares	Value	Capital	Compensation	Deficit	Income	Equity
Balance, December 31, 2005	341,677	$342	$969,913	$(420)	(860,112)	5	$109,728
Net income	--	--	--	--	541	--	541
Change in unrealized gains and losses on investments, net of taxes	--	--	--	--	--	50	50
Foreign currency translation adjustment	--	--	--	--	--	36	36
Total comprehensive income	--	--	--	--	--	--	627
Reclassification of deferred stock compensation resulting from implementation of FAS 123(R)	--	--	(420)	420	--	--	--
Exercise of stock options	2,074	2	904	--	--	--	906
Stock-based compensation	248	--	1,511	--	--	--	1,511
Balance, March 31, 2006	343,999	$344	$971,908	$--	$(859,571)	$91	$112,772

	Common Stock		Additional Paid-In	Accumulated	Accumulated Items of Other Comprehensive	Total Stockholders'
Three months ended March 31, 2005:	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2004	338,148	$338	$967,951	$(855,148)	$597	$113,738
Net loss	--	--	--	(570)	--	(570)
Change in unrealized gains and losses on investments, net of taxes	--	--	--	--	(11)	(11)
Foreign currency translation adjustment	--	--	--	--	(70)	(70)
Total comprehensive loss	--	--	--	--	--	(651)
Exercise of stock options	269	--	99	--	--	99
Balance, March 31, 2005	338,417	$338	$968,050	$(855,718)	$516	$113,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2006 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The balance sheet at December 31, 2005 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances, stock-based compensation, the allowance for doubtful accounts, network cost accruals and sales, use and other taxes. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2006.

2.   Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations, using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided disclosures in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures—an Amendment of FASB Statement No. 123.” Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006 was $1.5 million, or less than $0.01 per share, lower than had we continued to account for stock-based employee compensation under APB Opinion No. 25.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company is still in the process of calculating the APIC pool and has not yet determined if it will elect to adopt the simplified method.

The following table summarizes the amount of stock-based compensation expense, net of estimated forfeitures in accordance with SFAS No. 123R, included in the accompanying consolidated statements of operations for the three-month period ended March 31, 2006 (in thousands):

Customer support	$378
Product development	159
Sales and marketing	585
General and administrative	389
Total stock-based compensation expense included in net loss	$1,511

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

No stock-based compensation expense was capitalized during the three-month period ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands except per share amounts):

Net loss, as reported	$(570)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,616)

Pro forma net loss	$(3,186)

Basic and diluted net loss per share:
As reported	$(0.00)

Pro forma	$(0.01)

Note that the above pro forma disclosure was not presented for the three-month period ended March 31, 2005 because stock-based compensation has been accounted for in the statement of operations using the fair value recognition method under SFAS No. 123R for this period.

The fair value of stock-based compensation awards was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions in the following table. Expected volatilities are based on historical volatility of our stock. We have used historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31,	March 31,
	2006	2005
Expected volatility	118%	132%
Expected life	4 years	4 years
Risk-free interest rate	4.27%	4.30%
Dividend yield	--	--

Stock compensation and option plans

On June 23, 2005, we adopted the Internap Network Services Corporation 2005 Incentive Stock Plan (2005 Plan). The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors and is administered by the compensation committee of the board of directors. A total of 67.9 million shares of stock are reserved for issuance under the 2005 Plan, comprised of 20.0 million shares designated in the 2005 Plan plus 9.7 million shares which remain available for issuance of options and awards and 38.2 million shares of unexercised options under certain preexisting plans. No further grants shall be made under the specified preexisting plans; however, each of the specified preexisting plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As March 31, 2006, there were 31.5 million options outstanding and 6.1 million shares of nonvested restricted stock awards outstanding and 48.3 million shares of stock available for issuance under the 2005 plan.

During July 1999, we adopted the 1999 Non-Employee Directors' Stock Option Plan (the Director Plan). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 4.0 million shares of Internap's common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, fully-vested and exercisable initial grants, of 80,000 shares of our common stock are to be made to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 20,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of March 31, 2006, there were 1.1 million options outstanding and 2.7 million options available for grant pursuant to the Director Plan.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The option price for each share of stock subject to an option shall generally be no less than the fair market value of a share of stock on the date the option is granted. Stock options generally have a maximum term of ten years from the date of grant. Incentive stock options (ISO’s) may be granted only to eligible employees and if granted to a 10% shareholder, the terms of the grant will be more restrictive than for other eligible employees. Terms for stock appreciation rights are similar to those of options. Upon exercise of a stock appreciation right, the compensation committee of the board of directors shall determine the form of payment as cash, shares of stock issued under the 2005 Plan based on the fair market value of a share of stock on the date of exercise, or a combination of cash and shares.

Options and stock appreciation rights become exercisable in whole or in part from time to time as determined at the date of grant by the compensation committee of the board of directors. Stock options generally vest 25% after one year and ratably over the following three years, except for non-employee directors who usually receive immediately exercisable options. Similarly, conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the date of grant by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the date of grant. Common stock has been reserved under each of the stock compensation plans to satisfy option exercises with newly issued stock.

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

The purchase price for shares of common stock under the Plan for a purchase period is the lesser of 85% of the closing sale price per share of common stock on the first day of the offering period or 85% of such closing price on the last day of the purchase period. No shares were granted under the 2004 ESPP during the three-month period ended March 31, 2006 or 2005.

The 2004 ESPP was intended to be a non-compensatory plan for both tax and financial reporting purposes. However, upon our adoption of SFAS No. 123R in the first quarter of 2006, we recognized compensation expense of less than $0.1 million for the amount of the discount offered on shares purchased in the plan. In January 2006, the plan was amended to change the purchase price from 85% to 95% of the closing sale price per share of common stock on the last day of the purchase period and to eliminate the alternative to use the first day of the offering period as a basis for determining the purchase price. This amendment restores the plan to being non-compensatory for financial reporting purposes and will be effective for the purchase period ending December 31, 2006.

At March 31, 2006, total shares reserved for future awards under all plans were 56.2 million shares.

Option activity for the three months ended March 31, 2006, for all of our stock option plans is as follows:

	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000)
Balance, January 1, 2006	35,562	$1.35
Granted	4,688	0.55
Exercised	(2,074)	0.44
Forfeited	(5,595)	1.59

Outstanding at March 31, 2006	32,581	$1.25	7.2	$8,561

Exercisable at March 31, 2006	16,428	$1.66	6.5	$3,239

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $145,000 and $57,000 respectively.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock activity for the three months ended March 31, 2006 is a follows:

	Shares (000)	Weighted- Average Grant Date Fair Value
Nonvested, January 1, 2006	1,000	$0.48
Granted	5,361	0.46
Vested	(248)	(0.42)
Forfeited	--	--

Nonvested at March 31, 2006	6,113	$0.50

The total fair value of restricted stock awards vested during the three months ended March 31, 2006 was $0.1 million. The cumulative effect of the change in the forfeiture rate for nonvested restricted stock was immaterial and recorded as part of operating expense. There were no restricted stock awards for the three-month period ended March 31, 2005.

Grant Date Fair Values. The weighted average estimated fair value of our employee stock options granted at grant date market prices was $0.43 and $0.42 per share during the three-months ended March 31, 2006 and 2005, respectively. The weighted average estimated fair value of our restricted stock awards granted at grant date market prices was $0.46 per share for the three months ended March 31, 2006. There were no restricted share awards for the three-month period ended March 31, 2005.

Included in the consolidated statement of operations for the three-months ended March 31, 2006 is stock-based compensation of less than $0.1 million related to the estimated fair value of shares to be purchased at the end of the current employee stock purchase plan purchase period. Cash received from option exercises under all stock-based payment arrangements for the three months ended March 31, 2006 and 2005 was $1.0 million and $0.1 million, respectively.

Total unrecognized compensation costs related to nonvested stock-based compensation as of March 31, 2006, is summarized as follows (dollars in thousands):

	Unrecognized Compensation	Weighted- Average Remaining Life in Years
Stock options	$11,610	1.6
Nonvested restricted stock	2,695	3.5

Nonvested at March 31, 2006	$14,305	1.9

3.   Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net income (loss) per share if their effect is antidilutive.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic and diluted net income (loss) per share for the three months ended March 31, 2006, and 2005 are calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Net income (loss)	$541	$(570)

Weighed average shares outstanding, basic	342,928	338,199

Effect of dilutive securities:
Unvested restricted stock awards	578	--
Stock options	1,061	--
Weighted average shares outstanding, diluted	344,567	338,199

Basic net income (loss) per share	$0.00	$(0.00)
Diluted net income (loss) per share	$0.00	$(0.00)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock	22,678	41,642
Warrants to purchase common stock	14,998	14,998

Total anti-dilutive securities	37,676	56,640

4.   Restructuring

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005, the Company announced plans in 2001 and 2002 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and Internet Protocol (“IP”) services market. All remaining activities for the 2002 restructuring plan were settled during 2004. The following table displays the restructuring activity relating to the remaining real estate obligations from the 2001 restructuring charges (in thousands):

Restructuring liability balance, December 31, 2005	$6,277
Less: Cash reductions relating to real estate activities	(344)

Restructuring liability balance, March 31, 2006	$5,933

5.   Legal Proceedings

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

6.   Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows issuers of financial statements to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the first fiscal year beginning after September 15, 2006. We believe that SFAS No. 155 will not have a material impact on our consolidated financial statements.

In March 2006, the FASB issues SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We believe that SFAS No. 156 will not have a material impact on our consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We market products and services that provide managed and premise-based Internet Protocol (IP) and route optimization technologies that enable business-critical applications such as e-commerce, customer relationship management (CRM), video and audio streaming, voice-over-IP (VoIP), virtual private networks (VPNs), and supply chain management. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks (CDN) and managed security. At March 31, 2006, we delivered services through our 38 network access points across North America, London, and the Asia-Pacific region including Tokyo. Internap’s Private Network Access Points (P-NAP®) feature direct high-speed connections to major Internet backbones such as AT&T, Sprint, Verizon (formerly MCI), Savvis, Global Crossing Telecommunications and Level 3 Communications.

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

We believe our unique carrier-neutral approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. Internap serves customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of March 31, 2006, we provided our services to approximately 2,100 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

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

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including stock-based compensation, summarized below. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies with respect to stock-based compensation affect the judgments and estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation. We account for stock-based instruments issued to employees in exchange for their services under the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) and related interpretations. We adopted this statement using the modified prospective transition method and therefore have not restated prior periods’ results. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we utilized the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company is still in the process of calculating the APIC pool and has not yet determined if it will elect to adopt the simplified method.

The fair value of equity instruments granted to employees is estimated using the Black-Scholes option-pricing model. To determine the fair value, this model requires that we make certain assumptions regarding the volatility of our stock, the expected term of each option and the risk-free interest rate. Further, we also make assumptions regarding employee termination and stock option forfeiture rates that impact the timing of aggregate compensation expense recognized. These assumptions are subjective and generally require significant analysis and judgment to develop.

Because our options are not publicly traded, assumed volatility is based on the historical volatility of our stock. We have also used historical data to estimate option exercises, employee termination and stock option forfeiture rates. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Changes in any of these assumptions could materially impact our results of operations in the period the change is made.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Three-month Periods Ended March 31, 2006 and 2005

Revenues. Revenues for the three months ended March 31, 2006 increased by 12% to $42.6 million, up from $37.9 million for the three months ended March 31, 2005, summarized as follows (in thousands):

	Three months ended March 31,
	2006	2005
Revenues:
Internet Protocol (IP) Services	$25,311	$24,898
Data Center Services	11,027	8,081
CDN, Edge Appliances and Other	6,287	4,876
Total Revenues	$42,625	$37,855

The revenue increase is primarily attributed to increases in data center services revenue of $2.9 million, which principally result from growth in new and existing customers and a recovery of revenue previously reserved as uncollectible. Customer growth is facilitated in part by the continued expansion of our available data center space as well as our continued efforts to bundle our IP and data center services.

The revenue increase is also the result of an increase in customer traffic of approximately 78%. We continue to see both existing and new customers requiring greater overall capacity due to growth in the usage of their applications as well as in the nature of applications consuming greater amounts of bandwidth. CDN revenue contributed to overall revenue growth due to a number of customers exceeding their rate caps. Other revenues reflect a $0.5 million partial recovery of previously reserved revenue from a financially troubled company who was formerly one of our largest customers.

As of March 31, 2006, our customer base totaled approximately 2,100 customers across our 21 metropolitan markets, an increase of 6% from approximately 1,980 customers as of March 31, 2005.

Direct Cost of Revenues. Direct cost of revenues for the three months ended March 31, 2006, increased 12% to $22.2 million from $19.9 million for the three months ended March 31, 2005. Our gross margins, defined as revenues less direct cost of revenues, improved to $20.4 million for the three months ended March 31, 2006, compared to $18.0 million for the same period in 2005. This increase in gross margin is a continuing result of our leveraging fixed data center and other service point facility costs over an increased customer base and negotiating lower rates with service providers.

The components of the $2.3 million increase in direct cost of revenues from 2005 primarily reflects higher variable data center facility costs of $3.1 million as we have expanded for customer growth. Offsetting the increase in data center costs was a reduction of $0.6 million in network costs due to favorable contract negotiations with service providers and improved network efficiencies.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities. CDN, Edge appliance and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during the remainder of 2006 with any revenue increases. In addition, data center services provide us with access to new customers in which we can bundle hosting and connectivity services together, potentially generating greater combined gross margins. At March 31, 2006 we had approximately 129,000 square feet of data center space with a utilization rate of approximately 80%.

Operating Expense. As discussed in note 2 of the consolidated financial statements, we adopted SFAS 123(R) on January 1, 2006. Accordingly, operating expense and net income for the three-month period ended March 31, 2006 includes stock-based compensation expense in the following amounts:

Customer support	$378
Product development	159
Sales and marketing	585
General and administrative	389
Total stock-based compensation expense included in net income	$1,511

Prior to the adoption of SFAS No. 123R on January 1, 2006, we utilized the disclosure only provisions of SFAS No. 123 and accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant for any periods prior to January 1, 2006.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Pro forma stock-based compensation expense as previously reported for the three-month period ended March 31, 2005 was $2.6 million. The decrease of $1.1 million in recorded stock-based compensation expense for the three-month period ended March 31, 2006 compared to the pro forma stock-based compensation expense for the three months ended March 31, 2005 is due primarily to estimated and actual forfeitures and cancellations of outstanding stock options. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation of Mr. Gregory Peters, our former CEO, thus reducing the number of outstanding stock options for determining stock-based compensation expense for the three-month period ended March 31, 2006.

Customer Support. Customer support expense for the three months ended March 31, 2006, increased 9% to $2.9 million from $2.7 million for the same period in 2005. The increase of $0.2 million is primarily attributed to increased compensation expense resulting from stock-based compensation expense of $0.4 million. Offsetting this increase were decreases of $0.1 million of other employee compensation and benefits as well as decreases in outside professional services of $0.1 million.

Product Development. Product development costs for the three months ended March 31, 2006, decreased 15% to $1.2 million from $1.4 million for the same period in 2005. The decrease of $0.2 million primarily reflects the redeployment of technical resources from product support to internal network support, which is accounted for in general and administrative expense. The decrease in expense resulting from the redeployment of certain resources was partially offset by stock-based compensation expense of $0.2 million.

Sales and Marketing. Sales and marketing costs for the three months ended March 31, 2006, increased 10%, or $0.7 million, to $7.0 million from $6.3 million for the same period in 2005. The increase is primarily related to stock compensation expense of $0.6 million as well as increased commissions expense of $0.6 million. Commissions expense increased along with revenue and sales. These increases in stock compensation and commissions expense were partially offset by decreases in other employee compensation and benefits of $0.4 million as well as a decrease in marketing related expense of $0.1 million.

General and Administrative. General and administrative costs for the three months ended March 31, 2006, increased 16% to $5.2 million from $4.5 million for the same period in 2005. The increase was driven by a net increase in taxes (non-income based), licenses, and fees of $1.8 million over the same period in 2005 as well as an overall increase in employee compensation of $0.7 million. The increase in compensation expense includes $0.4 million of stock-based compensation and redeployment of certain technical resources from product support to network support, as noted above. These increases in general and administrative costs were partially offset by a decrease of $1.3 million in outside professional services as well as a decrease of $0.2 million of bad debt expense and $0.3 million of other general expenses. The realignment of technical resources also helped us reduce our reliance in outside professional services provided by consultants.

The increase in taxes, licenses and fees is principally related to a March 2005 reduction in an accrual for an assessment of $1.4 million, including interest and penalties, received in July 2004 from the New York State Department of Taxation and Finance. The New York assessment resulted from an audit of our state franchise tax returns for the years 2000-2002. In March 2005, we became aware that the assessment had been reduced to $0.1 million, including interest and with penalties waived.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2006 increased 12% to $3.9 million as compared to $3.5 million for the quarter ended March 31, 2005. The increase was primarily attributed to an increased depreciable base of assets as we continue to expand our data center facilities.

Cash Flow for the Three Months Ended March 31, 2006 and 2005

Net Cash Flows From Operating Activities. Net cash provided by operating activities was $5.5 million for the three months ended March 31, 2006, and was comprised of net income of $0.5 million adjusted for non-cash items of $6.5 million offset by changes in working capital items of $1.5 million. The principal non-cash items include depreciation and amortization, stock-based compensation expense and non-cash changes in deferred rent. The changes in working capital items include net cash used to pay down accounts payable of $1.4 million, accrued restructuring of $0.3 million and accrued liabilities of $0.9 million. Other uses of cash include a $0.9 million increase in prepaid expenses, deposits, and other assets. These decreases were offset by a net source of cash of $2.0 million related to the decrease in accounts receivable. The decrease in accounts receivable is primarily attributable to strong cash collections during the three months ended March 31, 2006, along with a decrease in the allowance for doubtful accounts. The decrease in the allowance for doubtful accounts is primarily related to the partial recovery of a previously reserved balance. The decrease in accounts payable is due in part to more timely payments.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2005 and was comprised of the net loss of $0.6 million adjusted for non-cash items of $4.3 million offset by changes in working capital items of $5.4 million. The changes in working capital items include net cash used to pay down accounts payable of $4.4 million, accrued restructuring of $0.6 million and accrued liabilities of $0.4 million.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Net Cash Flows From Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2006 was $0.3 million and primarily consisted of the maturity of marketable securities of $4.7 million which was offset by offset by the purchase of investments in marketable securities of $3.0 million and purchases of property and equipment of $1.4 million primarily related to the expansion of our data centers and upgrade of our P-NAP® facilities.

Net cash used in investing activities for the three months ended March 31, 2005 was $1.2 million and primarily consisted of capital expenditures of $3.0 million offset by maturities of marketable investments of $1.8 million.

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash used in financing activities for the three months ended March 31, 2006 was $0.3 million, primarily representing the repayment of notes payable and capital leases of $1.1 million and $0.1 million, respectively. This was partially offset by the proceeds from stock compensation plan activity of $0.9 million.

Net cash used in financing activities for the three months ended March 31, 2005 was $1.8 million, primarily representing the repayment of notes payable.

Liquidity. We recorded net income of $0.5 million and a net loss of $0.6 million for the quarters ended March 31, 2006 and 2005, respectively. As of March 31, 2006, our accumulated deficit was $859.6 million. We cannot guarantee that we will remain profitable given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we experienced positive operating cash flow for the three-month period ended March 31, 2006, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. For the remainder of 2006, we expect a steady increase in cash flows from operations based on current projections in our 2006 business plan. We expect to meet our cash requirements through the remainder of 2006 and 2007 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities, and proceeds from our public offering in March of 2004. Our capital requirements depend on several factors, including the rate of market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $10.0 million credit facility with a bank has been extended to December 27,2006. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

Revolving Credit Facility. At March 31, 2006, we had a $10.0 million revolving credit facility, and a $17.5 million term loan under a loan and security agreement with a bank.

Availability under the revolving credit facility and term loan is based on 85% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. As of March 31, 2006, $3.9 million of letters of credit were issued, and we had available $6.1 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtness. As of March 31, 2006, we were in compliance with the various covenants.

Note Payable to Financial Institutions. The $17.5 million term loan noted with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at March 31, 2006, was $10.9 million. Proceeds from the loan were used to purchase assets recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our assets, except patents.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows issuers of financial statements to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the first fiscal year beginning after September 15, 2006. Management believes that SFAS No. 155 will not have a material impact to the Company’s consolidated financial statements.

In March 2006, the FASB issues SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management believes that SFAS No. 156 will not have a material impact to the Company’s consolidated financial statements.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and may be identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the following and the other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 and other documents we file with the Securities and Exchange Commission:

•	our ability to maintain profitability;
•	our ability to secure adequate funding;
•	the incurrence of additional restructuring charges;
•	the success of our operational restructurings;
•	our ability to compete against existing and future competitors;
•	pricing pressures;
•	the availability of services from Internet network service providers and local access providers on favorable terms or at all;
•	failure of suppliers to deliver their products and services as agreed;
•	failures in our network operations centers, network access points or computer systems;
•	fluctuations in our operating results;
•	our ability to respond to technological change;
•	our ability to operate in light of restrictions in our credit facility, including our ability to maintain ratios set forth in the credit facility;
•	our ability to deploy new access points in a cost-efficient manner;
•	our ability to successfully complete future acquisitions;
•	risks associated with international operations;
•	our ability to attract and retain qualified personnel;
•	our ability to protect our intellectual property;
•	litigation based on claims of infringement of third-party intellectual property rights;

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

•	evolution of the high performance Internet connectivity and services industry;
•	our ability to protect ourselves and our customers from security breaches;
•	effects of terrorist activity;
•	government regulation of the Internet;
•	risks associated with material weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 at any time in the future;
•	changes in estimates regarding disputed costs;
•	the dilutive effects on our stock price of outstanding stock options and warrants;
•	future sales of stock; and
•	volatility of our stock price.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements for any reason.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of March 31, 2006, all of our cash equivalents mature within three months.

Investments. We have a $1.2 million cost basis, equity investment in Aventail, after having reduced the balance for an impairment loss of $4.8 million in 2001. Aventail is privately held company and this strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore, we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and another NTT affiliate. This investment is accounted for using the equity-method and to date we have recognized $3.5 million in cumulative equity-method losses, representing our proportionate share of the aggregate joint venture losses. The joint venture investment is also subject to foreign currency exchange rate risk and the market for services being offered by Internap Japan has not been proven and may never materialize.

Note payable. As of March 31, 2006, we had a note payable recorded at its present value of $10.9 million bearing a fixed rate of interest, which we believe is commensurate with its associated market risk.

Capital leases. As of March 31, 2006, we had a capital lease recorded at $0.7 million reflecting the present value of future lease payments. We believe the interest rate used in calculating the present value of the lease payments is a reasonable approximation of fair value and the associated market risk is minimal.

Credit facility. As of March 31, 2006 we had $6.1 million available under our revolving credit facility with a bank, and the balance outstanding under the $17.5 million term loan was $10.9 million. The interest rate for the $17.5 million term loan is 7.5%. The interest rate under the revolving credit facility is variable and was 8.25% at March 31, 2006. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal. As of March 31, 2006, we had no balance outstanding under our revolving credit facility.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of March 31, 2006, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. During our quarter ended March 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Amended and Restated 2005 Stock Incentive Plan dated March 15, 2006+

10.2*	Amended and Restated 2004 Internap Network Services Corporation Employee Stock Purchase Plan dated January 11, 2006+

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

_______________

*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2006