Form 10-Q
period 2006-06-30
INTERNAP NETWORK SERVICES CORP
filed 2006-08-08
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 34,875,493 shares of common stock, $0.001 par value, outstanding as of July 31, 2006.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$43,905	$37,571	$86,530	$75,426

Costs and expense:
Direct cost of network and sales, exclusive of depreciation and amortization shown below	23,744	19,247	46,098	39,225
Direct cost of customer support	2,769	2,608	5,666	5,269
Product development	1,158	1,105	2,383	2,550
Sales and marketing	7,072	6,587	14,042	12,913
General and administrative	5,080	5,269	10,270	9,759
Depreciation and amortization	3,849	3,724	7,643	7,129
Gain on disposal of property and equipment	(117)	(11)	(114)	(4)

Total operating costs and expense	43,555	38,529	85,988	76,841

Income (loss) from operations	350	(958)	542	(1,415)

Non-operating (income) expense:
Interest income	(520)	(290)	(944)	(564)
Interest expense	232	373	483	747
(Income) loss from equity method investment	(57)	(7)	(104)	9
Other (income) expense, net	(18)	12	(147)	10

Total non-operating (income) expense	(363)	88	(712)	202

Income (loss) before income taxes	713	(1,046)	1,254	(1,617)

Income taxes	—	—	—	—
Net income (loss)	$713	$(1,046)	$1,254	$(1,617)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.04	$(0.05)
Diluted	$0.02	$(0.03)	$0.04	$(0.05)

Shares used in per share calculations:
Basic	34,465	33,845	34,384	33,832
Diluted	35,787	33,845	35,003	33,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,339	$24,434
Short-term investments in marketable securities	9,413	16,060
Accounts receivable, net of allowance of $1,060 and $963, respectively	19,622	19,128
Inventory	580	779
Prepaid expenses and other assets	3,884	2,957

Total current assets	71,838	63,358

Property and equipment, net of accumulated depreciation and amortization of $147,777 and $143,686, respectively	48,142	50,072
Investments	2,159	1,999
Intangible assets, net of accumulated amortization of $18,389 and $18,100, respectively	2,040	2,329
Goodwill	36,314	36,314
Deposits and other assets	1,095	1,297

	$161,588	$155,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$4,375	$4,375
Accounts payable	7,697	5,766
Accrued liabilities	6,181	7,267
Deferred revenue, current portion	2,654	2,737
Capital lease obligations, current portion	582	559
Restructuring liability, current portion	1,105	1,202

Total current liabilities	22,594	21,906

Notes payable, less current portion	5,469	7,656
Deferred revenue, less current portion	680	533
Capital lease obligations, less current portion	109	247
Restructuring liability, less current portion	4,430	5,075
Deferred rent	10,788	9,185
Other long-term liabilities	1,069	1,039

Total liabilities	45,139	45,641

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 34,646 and 34,168 shares issued and outstanding, respectively	35	34
Additional paid-in capital	975,035	970,221
Deferred stock compensation	—	(420)
Accumulated deficit	(858,858)	(860,112)
Accumulated items of other comprehensive income	237	5

Total stockholders' equity	116,449	109,728

	$161,588	$155,369

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,254	$(1,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,918	7,358
Gain on disposal of assets	(114)	(4)
Provision for doubtful accounts	(119)	648
(Income) loss from equity method investment	(104)	9
Non-cash changes in deferred rent	1,603	1,296
Stock-based compensation expense	3,079	—
Other, net	—	(45)
Changes in operating assets and liabilities:
Accounts receivable	(375)	(669)
Inventory	199	28
Prepaid expenses, deposits and other assets	(725)	329
Accounts payable	1,931	(4,440)
Accrued liabilities	(1,086)	(698)
Deferred revenue	64	73
Accrued restructuring charge	(742)	(1,012)

Net cash provided by operating activities	12,783	1,256

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,543)	(5,815)
Purchases of investments in marketable securities	(4,215)	(8,475)
Maturities of marketable securities	10,956	8,806
Proceeds from disposal of property and equipment	127	40
Other, net	82	(258)

Net cash provided by (used in) investing activities	1,407	(5,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,187)	(3,462)
Payments on capital lease obligations	(277)	(250)
Proceeds from exercise of stock options, employee stock purchase plan and warrants	2,149	371
Other, net	30	30

Net cash used in financing activities	(285)	(3,311)

Net increase (decrease) in cash and cash equivalents	13,905	(7,757)
Cash and cash equivalents at beginning of period	24,434	33,823

Cash and cash equivalents at end of period	$38,339	$26,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized	$437	$730
Non-cash acquisition of fixed assets	169	971

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
Six months ended June 30, 2006:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2005	34,168	$34	$970,221	$(420)	$(860,112)	$5	$109,728
Net income	—	—	—	—	1,254	—	1,254
Change in unrealized gains and losses on investments	—	—	—	—	—	94	94
Foreign currency translation adjustment	—	—	—	—	—	138	138
Total comprehensive income (*)	—	—	—	—	—	—	1,486
Reclassification of deferred stock compensation resulting from implementation of FAS 123R	—	—	(420)	420	—	—	—
Exercise of stock options, including the Employee Stock Purchase Plan	370	1	1,746	—	—	—	1,747
Stock-based compensation	46	—	3,086				3,086
Exercise of warrants	62	—	402	—	—	—	402
Balance, June 30, 2006	34,646	$35	$975,035	$—	$(858,858)	$237	$116,449

	Common Stock
Six months ended June 30, 2005:	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2004	33,815	$34	$968,255	$(855,148)	$597	$113,738
Net loss	—	—	—	(1,617)	—	(1,617)
Change in unrealized gains and losses on investments	—	—	—	—	(95)	(95)
Foreign currency translation adjustment	—	—	—	—	(283)	(283)
Total comprehensive loss (*)	—	—	—	—	—	(1,995)
Exercise of stock options, including the Employee Stock Purchase Plan	95	—	371	—	—	371
Balance, June 30, 2005	33,910	$34	$968,626	$(856,765)	$219	$112,114

(*) Total comprehensive income (loss) was $859 and $(1,344) for the three months ended June 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2006 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The December 31, 2005 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2006.

Reclassification

Previously, direct cost of network and sales did not include amortization of purchased technology and such amounts were included in depreciation and amortization. In accordance with Question 17 of the SFAS No. 86 FASB Implementation Guide, we have reclassified these costs from “Depreciation and amortization” to “Direct cost of network and sales” in the accompanying Condensed Consolidated Statements of Operations with the following effect (in thousands):

	Three months ended		Six months ended
	March 31, 2006	June 30, 2005	June 30, 2005
Direct cost of network and sales, exclusive of deprecation and amortization shown below:
Previously reported	$22,217	$19,109	$38,996
Reclassification	138	138	229
As reclassified	$22,355	$19,247	$39,225

Depreciation and amortization:
Previously reported	$3,932	$3,862	$7,358
Reclassification	(138)	(138)	(229)
As reclassified	$3,794	$3,724	$7,129

These reclassifications had no effect on previously reported operating loss or net loss.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (continued)

Depreciation and amortization

Depreciation and amortization of property and equipment associated with direct cost of network and sales and other depreciation expense is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Direct cost of network and sales	$3,043	$2,847	$6,012	$5,332
Other depreciation and amortization	806	877	1,631	1,797
Total deprecation and amortization	$3,849	$3,724	$7,643	$7,129

Reverse Stock Split

On July 10, 2006, we implemented a one-for-ten reverse stock split on our common stock and amended our Certificate of Incorporation to reduce our authorized shares from 600 million to 60 million. The Company began trading on the American Stock Exchange on a post reverse split basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option data) reflect this reverse split.

2.  Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations, using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures—an Amendment of FASB Statement No. 123.” Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and net income for the three and six months ended June 30, 2006 was $1.6 million, or $0.05 per basic share ($0.04 per diluted share), and $3.1 million, or $0.09 per basic and diluted share, respectively, lower than had we continued to account for stock-based employee compensation under APB Opinion No. 25.

The following table summarizes the amount of stock-based compensation expense, net of estimated forfeitures in accordance with SFAS No. 123R, included in the accompanying consolidated statements of operations for the three and six month period ended June 30, 2006 (in thousands):

	Periods ended June 30, 2006
	Three months	Six months
Direct cost of customer support	$214	$592
Product development	174	332
Sales and marketing	608	1,194
General and administrative	572	961
Total stock-based compensation expense included in net income	$1,568	$3,079

Less than $0.1 million of stock-based compensation was capitalized during the three and six-month periods ended June 30, 2006.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (continued)

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005 (in thousands except per share amounts):

	Periods ended June 30, 2005
	Three months	Six months
Net loss, as reported	$(1,046)	$(1,617)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,175)	(6,043)

Pro forma net loss	$(4,221)	$(7,660)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.05)

Pro forma	$(0.12)	$(0.23)

Note that the above pro forma disclosure was not presented for the three or six month period ended June 30, 2006 because stock-based compensation has been accounted for in the statement of operations using the fair value recognition method under SFAS No. 123R for this period.

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

	June 30, 2006	June 30, 2005
Expected volatility	114%	108%
Expected life	4 years	4 years
Risk-free interest rate	5.1%	4.4%
Dividend yield	—	—

Stock compensation and option plans

On June 23, 2005, we adopted the Internap Network Services Corporation 2005 Incentive Stock Plan, which was amended and restated on March 15, 2006 (2005 Plan). The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors and is administered by the compensation committee of the board of directors. A total of 6.8 million shares of stock are reserved for issuance under the 2005 Plan, comprised of 2.0 million shares designated in the 2005 Plan plus 1.0 million shares which remain available for issuance of options and awards and 3.8 million shares of unexercised options under certain preexisting plans. No further grants shall be made under the specified preexisting plans; however, each of the specified preexisting plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of June 30, 2006, there were 3.1 million options outstanding, 0.6 million shares of nonvested restricted stock awards outstanding and 2.6 million shares of stock available for issuance under the 2005 plan.

During July 1999, we adopted the 1999 Non-Employee Directors' Stock Option Plan (the Director Plan). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 0.4 million shares of Internap's common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, fully-vested and exercisable initial grants of 8,000 shares of our common stock are to be made to all non-employee directors on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director will automatically be granted a fully vested and exercisable option for 2,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of June 30, 2006, there were 0.1 million options outstanding and 0.3 million options available for grant pursuant to the Director Plan.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (continued)

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

Options and stock appreciation rights become exercisable in whole or in part from time to time as determined at the date of grant by the compensation committee of the board of directors. Stock options generally vest 25% after one year and monthly over the following three years, except for non-employee directors who usually receive immediately exercisable options. Similarly, conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the date of grant by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the date of grant. Common stock has been reserved under each of the stock compensation plans to satisfy option exercises with newly issued stock.

Employee Stock Purchase Plans

Effective June 15, 2004, we adopted the 2004 Internap Network Services Corporation Employee Stock Purchase Plan (the 2004 ESPP). The purpose of the 2004 ESPP is to encourage ownership of our common stock by each of our eligible employees by permitting eligible employees to purchase our common stock at a discount. Eligible employees may elect to participate in the 2004 ESPP for two consecutive calendar quarters, referred to as a “purchase period,” at any time during a designated period immediately preceding the purchase period. Purchase periods have been established as the six-month periods ending June 30 and December 31 of each year. A participation election is in effect until it is amended or revoked by the participating employee, which may be done at any time on or before the last day of the purchase period.

Initially, the price for shares of common stock purchased under the 2004 ESPP was the lesser of 85% of the closing sale price per share of common stock on the first day of the purchase period or 85% of such closing price on the last day of the purchase period. Approximately 0.1 million shares were granted under the 2004 ESPP during each of the six-month periods ended June 30, 2006 and 2005. The 2004 ESPP was intended to be a non-compensatory plan for both tax and financial reporting purposes. However, upon our adoption of SFAS No. 123R in the first quarter of 2006, we recognized compensation expense of $0.1 million during the six months ended June 30, 2006, representing the estimated fair value of the benefit to participants as of the beginning of the purchase period. In January 2006, the 2004 ESPP was amended to change the purchase price from 85% to 95% of the closing sale price per share of common stock on the last day of the purchase period and to eliminate the alternative to use the first day of the offering period as a basis for determining the purchase price. This amendment restores the plan to being non-compensatory for financial reporting purposes and will be effective for the purchase period July 1 through December 31, 2006. Cash received from participation in the 2004 ESPP was $0.3 million for the each of the six-month periods ended June 30, 2006 and 2005. At June 30, 2006, 0.3 million shares were reserved for future issuance under the 2004 ESPP.

At June 30, 2006, total shares reserved for future awards under all plans were 6.4 million shares.

Option activity for the six months ended June 30, 2006, for all of our stock option plans is as follows:

	Shares (000)	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000)
Balance, January 1, 2006	3,556	$13.49
Granted	540	7.24
Exercised	(273)	5.13
Forfeited	(616)	15.59

Outstanding at June 30, 2006	3,207	$12.74	7.8	$9,943

Exercisable at June 30, 2006	1,690	$16.48	6.8	$4,243

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  (continued)

The total intrinsic value of options exercised was $0.3 million and $0.4 million during the three and six months ended June 30, 2006, respectively, and less than $0.1 million for both the three and six months ended June 30, 2005.

Restricted stock activity for the six months ended June 30, 2006 is a follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	100	$4.80
Granted	566	6.15
Vested	(46)	5.38
Forfeited	(33)	5.30

Nonvested, June 30, 2006	587	$5.21

The total fair value of restricted stock awards vested during the three and six months ended June 30, 2006 was $0.2 million and $0.5 million, respectively. The cumulative effect of the change in the forfeiture rate for nonvested restricted stock was immaterial and recorded as part of operating expense. There were no restricted stock awards for the three- or six-month periods ended June 30, 2005.

Grant Date Fair Values. The weighted average estimated fair value of our employee stock options and restricted stock granted at grant date market prices are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	$6.46	$3.42	$5.27	$3.62
Restricted stock	10.30	—	6.15	—

Cash received from option exercises under all stock-based payment arrangements was $0.8 million and $1.7 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.4 million for the three months and six months ended June 30, 2005, respectively.

Total unrecognized compensation costs related to nonvested stock-based compensation as of June 30, 2006, is summarized as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$8,950	$3,537	$12,487

Weighted-average remaining recognition period (in years)	1.5	1.8	1.6

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

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Basic and diluted net income (loss) per share for the three and six months ended June 30, 2006 and 2005 are calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$713	$(1,046)	$1,254	$(1,617)

Weighed average shares outstanding, basic	34,465	33,845	34,384	33,832

Effect of dilutive securities:
Stock options	703	—	402	—
Restricted stock awards	325	—	217	—
Warrants	294	—	—	—
Weighted average shares outstanding, diluted	35,787	33,845	35,003	33,832

Basic net income (loss) per share	$0.02	$(0.03)	$0.04	$(0.05)
Diluted net income (loss) per share	$0.02	$(0.03)	$0.04	$(0.05)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Stock options	1,437	3,946	1,946	3,946
Restricted stock awards	—	—	15	—
Warrants	—	1,499	1,385	1,499
Total anti-dilutive securities	1,437	5,445	3,346	5,445

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

Restructuring liability balance, December 31, 2005	$6,277
Less: Cash reductions relating to real estate activities	(742)
Restructuring liability balance, June 30, 2006	$5,535

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

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We believe that SFAS No. 156 will not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the possible impact of FIN 48 on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We market products and services that provide managed and premise-based Internet Protocol (IP) and route optimization technologies that enable business-critical applications such as e-commerce, customer relationship management (CRM), video and audio streaming, voice-over-IP (VoIP), virtual private networks (VPNs), and supply chain management. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks (CDN) and managed security. At June 30, 2006, we delivered services through our 38 network access points across North America, London, and the Asia-Pacific region including Tokyo. Internap’s Private Network Access Points (P-NAP®) feature direct high-speed connections to major Internet backbones such as AT&T, Sprint, Verizon (formerly MCI), Savvis, Global Crossing Telecommunications and Level 3 Communications.

The key characteristic that differentiates us from our competition is our portfolio of patented and patent-pending route optimization solutions that address the inherent weaknesses of the Internet and overcome the inefficiencies of traditional IP connectivity options. Our intelligent routing technology can facilitate traffic over multiple carriers, as opposed to just a single carrier’s network, to ensure highly reliable performance over the Internet.

We believe our unique carrier-neutral approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. Internap serves customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of June 30, 2006, we provided our services to more than 2,100 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

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

Recent developments

On July 10, 2006, we implemented a one-for-ten reverse stock split of our common stock. Authorization to implement the reverse stock split was approved on June 21, 2006, by our stockholders at our annual stockholders’ meeting. Our common stock began trading on the American Stock Exchange on a split-adjusted basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) reflect the reverse stock split.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical accounting policies and estimates

Overview. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including stock-based compensation, summarized below. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. See the section entitled “Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these critical accounting policies and estimates.

Management believes the following critical accounting policies with respect to stock-based compensation affect the judgments and estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation. We account for stock-based instruments issued to employees in exchange for their services under the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations. We adopted this statement using the modified prospective transition method and therefore have not restated prior period’s results. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we utilized the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006.

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

Direct cost of network and sales is comprised primarily of:
•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;
•	costs related to operating and maintaining network access points and data centers;
•	costs incurred for providing additional third-party services to our customers;
•	costs of Flow Control Platform solution and similar products sold and;
•	amortization of technology based intangible assets.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct cost of network and sales does not include compensation or depreciation.

Direct cost of customer support consist primarily of compensation costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in customer support costs.

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

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our corporate office from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have a history of quarterly and annual period net losses. At June 30, 2006, our accumulated deficit was $858.9 million.

Three-month Periods Ended June 30, 2006 and 2005

Revenues. Revenues for the three months ended June 30, 2006 increased by 17% to $43.9 million, up from $37.6 million for the three months ended June 30, 2005, summarized as follows (in thousands):

	Three months ended June 30,
	2006	2005
Revenues:
Internet Protocol (IP) Services	$25,820	$25,039
Data Center Services	12,884	8,513
Other/Partner Services	5,201	4,019
Total Revenues	$43,905	$37,571

The revenue increase is primarily attributed to growth in new and existing data center customers, resulting in an increase in data center services revenue of $4.4 million. Customer growth is facilitated in part by the continued expansion of our available data center space as well as our continued efforts to bundle our IP and data center services.

The revenue increase is also the result of an increase in customer traffic. We continue to see both existing and new customers requiring greater overall capacity due to growth in the usage of their applications as well as in the nature of applications consuming greater amounts of bandwidth. Other/partner services revenue contributed to overall revenue growth due to a number of customers exceeding their rate caps.

As of June 30, 2006, our customer base totaled more than 2,100 customers across our 21 metropolitan markets, an increase of 8% from approximately 2,000 customers as of June 30, 2005.

Direct cost of network and sales. Direct cost of network and sales for the three months ended June 30, 2006, increased 23% to $23.7 million from $19.2 million for the three months ended June 30, 2005. The components of the $4.5 million increase in direct cost of network and sales from 2005 primarily reflects higher variable data center facility costs of $2.6 million as we have begun to upgrade our P-NAP facilities and expanded for customer growth. The increase is also the result of increased costs related to IP services of $1.0 million principally due to increased customer traffic and $0.5 million increased expense related to our content delivery network services.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities. CDN, Edge appliance and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during the remainder of 2006 with any revenue increases. In addition, data center services provide us with access to new customers in which we can bundle hosting and connectivity services together, potentially generating greater profitability. At June 30, 2006 we had approximately 134,000 square feet of data center space with a utilization rate of approximately 85%.

Direct Cost of Customer Support. Direct cost of customer support expense for the three months ended June 30, 2006, increased 6% to $2.8 million from $2.6 million for the same period in 2005. The increase of $0.2 million is primarily attributed to increased compensation expense resulting from stock-based compensation expense of $0.2 million and increased expense related to facility costs of $0.1 million. Offsetting these increases was a decrease of $0.1 million of other employee compensation.

Product Development. Product development costs for the three months ended June 30, 2006, increased 5% to $1.2 million from $1.1 million for the same period in 2005. The increase of $0.1 million is primarily the result of stock-based compensation expense of $0.2 million which was partially offset by the redeployment of technical resources from product support to internal network support, which is accounted for in general and administrative expense.

Sales and Marketing. Sales and marketing costs for the three months ended June 30, 2006, increased 7%, or $0.5 million, to $7.1 million from $6.6 million for the same period in 2005. The increase is primarily related to stock compensation expense of $0.6 million as well as increased commissions expense of $0.9 million. Commissions expense increased in response to increased revenue and sales. These increases in stock compensation and commissions expense were partially offset by decreases in other employee compensation of $0.3 million, a lower expense related to outside professional services of $0.3 million, and a decrease in training and travel related expense of $0.2 million.

General and Administrative. General and administrative costs for the three months ended June 30, 2006, decreased 4% to $5.1 million from $5.3 million for the same period in 2005. The decrease was driven by a $0.4 million reduction in outside professional services, a $0.2 million decrease in employee compensation and benefit expense, and a $0.2 million reduction in bad debt expense. The realignment of technical resources also helped us reduce our reliance on outside professional services provided by information technology and other consultants. These decreases were partially offset by stock-based compensation expense of $0.6 million.

Stock-Based Compensation Expense. As discussed in note 3 of the consolidated financial statements, we adopted SFAS No. 123R on January 1, 2006. Accordingly, total operating costs and expense and net income for the three-month period ended June 30, 2006 includes stock-based compensation expense in the following amounts (in thousands):

Direct cost of customer support	$214
Product development	174
Sales and marketing	608
General and administrative	572
Total stock-based compensation	$1,568

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Pro forma stock-based compensation expense as previously reported for the three-month period ended June 30, 2005 was $3.2 million. The decrease of $1.6 million in recorded stock-based compensation expense for the three-month period ended June 30, 2006 compared to the pro forma stock-based compensation expense for the three months ended June 30, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation of Mr. Gregory Peters, our former CEO, thus reducing the number of outstanding stock options for determining stock-based compensation expense for the six-month period ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2006 increased 3% to $3.8 million as compared to $3.7 million for the quarter ended June 30, 2005. The increase was primarily attributed to an increased depreciable base of assets as we begun upgrading our PNAP® facilities and continue to expand our data center facilities.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Six-month Periods Ended June 30, 2006 and 2005

Revenues. Revenues for the six months ended June 30, 2006 increased by 15% to $86.5 million, up from $75.4 million for the six months ended June 30, 2005, summarized as follows (in thousands):

	Six months ended June 30,
	2006	2005
Revenues:
Internet Protocol (IP) Services	$51,131	$49,938
Data Center Services	23,912	16,594
Other/Partner Services	11,487	8,894
Total Revenues	$86,530	$75,426

The revenue increase is primarily attributed to growth in new and existing data center customers, resulting in an increase in data center services revenue of $7.3 million, which principally result from growth in new and existing customers and a recovery of revenue previously reserved as uncollectible. Customer growth is facilitated in part by the continued expansion of our available data center space as well as our continued efforts to bundle our IP and data center services.

We continue to see both existing and new customers requiring greater overall capacity due to growth in the usage of their applications as well as in the nature of applications consuming greater amounts of bandwidth. Other/partner services revenue contributed to overall revenue growth due to a number of customers exceeding their rate caps. Other revenues reflect a $0.5 million partial recovery of previously reserved revenue from a financially troubled company who was formerly one of our largest customers.

Direct cost of network and sales. Direct cost of network and sales for the six months ended June 30, 2006, increased 18% to $46.1 million from $39.2 million for the six months ended June 30, 2005. The primary component of the $6.9 million increase in direct cost of network and sales from 2005 is higher variable data center facility costs of $5.8 million as we have begun upgrading our P-NAP® facilities and expanded for customer growth. The increase was also attributed to a $1.0 million increase in expense related to other/partner services revenue.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities. CDN, Edge appliance and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during the remainder of 2006 with any revenue increases. In addition, data center services provide us with access to new customers in which we can bundle hosting and connectivity services together, potentially generating greater profitability.

Direct Cost of Customer Support. Direct cost of customer support expense for the six months ended June 30, 2006, increased 8% to $5.7 million from $5.3 million for the same period in 2005. The increase of $0.4 million is primarily attributed to increased compensation expense resulting from stock-based compensation expense of $0.6 million. Offsetting this increase were decreases of $0.2 million of other employee compensation.

Product Development. Product development costs for the six months ended June 30, 2006, decreased 7% to $2.4 million from $2.6 million for the same period in 2005. The decrease of $0.2 million primarily reflects the redeployment of technical resources from product support to internal network support, which is accounted for in general and administrative expense. This redeployment resulted in decreased compensation and employee benefit expense of $0.4 million. The decrease in expense resulting from the redeployment of certain resources was partially offset by stock-based compensation expense of $0.3 million.

Sales and Marketing. Sales and marketing costs for the six months ended June 30, 2006, increased 9%, or $1.1 million, to $14.0 million from $12.9 million for the same period in 2005. The increase is primarily related to stock compensation expense of $1.2 million as well as increased commissions expense of $1.4 million. Commissions expense increased along with revenue and sales. These increases in stock compensation and commissions expense were partially offset by decreases in other employee compensation and benefits of $0.7 million as well as decreases in training and travel related expense of $0.3 million and decreased expense resulting from less reliance on outside professional services of $0.1 million.

General and Administrative. General and administrative costs for the six months ended June 30, 2006, increased 5% to $10.3 million from $9.8 million for the same period in 2005. The increase was largely driven by a net increase in taxes (non-income based), licenses, and fees of $2.1 million over the same period in 2005 as well as stock based compensation of $1.0 million. The increase in compensation expense is partially the result of the redeployment of certain technical resources from product support to network support, as noted above. These increases in general and administrative costs were partially offset by a decrease of $1.9 million in outside professional services as well as a decrease of $0.4 million of bad debt expense and a $0.3 million reduction in other compensation costs. The realignment of technical resources also helped us reduce our reliance on outside professional services provided by information technology and other consultants.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

The increase in taxes, licenses and fees is principally related to a March 2005 reduction in an accrual for an assessment of $1.4 million, including interest and penalties, received in July 2004 from the New York State Department of Taxation and Finance. The New York assessment resulted from an audit of our state franchise tax returns for the years 2000-2002. In March 2005, we became aware that the assessment had been reduced to $0.1 million, including interest, and with penalties waived.

Stock-Based Compensation Expense. As discussed in note 3 of the consolidated financial statements, we adopted SFAS No. 123R on January 1, 2006. Accordingly, total operating costs and expense and net income for the six-month period ended June 30, 2006 includes stock-based compensation expense in the following amounts:

Direct cost of customer support	$592
Product development	332
Sales and marketing	1,194
General and administrative	961
Total stock-based compensation	$3,079

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

Pro forma stock-based compensation expense as previously reported for the six-month period ended June 30, 2005 was $6.0 million. The decrease of $3.0 million in recorded stock-based compensation expense for the six-month period ended June 30, 2006 compared to the pro forma stock-based compensation expense for the six months ended June 30, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation of Mr. Gregory Peters, our former CEO, thus reducing the number of outstanding stock options for determining stock-based compensation expense for the six-month period ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2006 increased 7% to $7.6 million as compared to $7.1 million for the same period in 2005. The increase was primarily attributed to an increased depreciable base of assets as we begun upgrading our P-NAP facilities and continue to expand our data center facilities.

Cash Flow for the Six Months Ended June 30, 2006 and 2005

Net Cash Flows From Operating Activities. Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2006, and was comprised of net income of $1.3 million adjusted for non-cash items of $12.3 million offset by a net use of cash for changes in working capital items of $0.7 million. The principal non-cash items include depreciation and amortization, stock-based compensation expense and non-cash changes in deferred rent. The net cash used for working capital items included $0.4 million for a modest increase in accounts receivable from December 31, 2005 to June 30, 2006 and an increase of $0.7 million in prepaid expenses, deposits and other assets for the same period. The annual renewal of several prepaid expense arrangements contributed to most of the $0.7 million increase in prepaid expenses, deposits and other assets. A net increase of $0.2 million in the liability components of working capital from December 31, 2005 to June 30, 2006 resulted in a net source of cash. The net increase in the liability components was principally a $0.8 million net increase in accounts payable and accrued liabilities, especially for additional network costs, offset by cash payments on restructuring liabilities of $0.7 million.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Net Cash Flows From Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2006 was $1.4 million and primarily consisted of the maturity of marketable securities of $11.0 million. Additional sources of cash include proceeds from the disposal of property and other investing activities each of $0.1 million. These sources of cash were offset by the purchase of property and equipment of $5.5 million and investments in marketable securities of $4.2 million. The purchases of property and equipment primarily related to the expansion of our data centers and upgrade of our P-NAP facilities.

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

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash used in financing activities for the six months ended June 30, 2006 was $0.3 million, primarily representing the repayment of notes payable and capital leases of $2.2 million and $0.2 million, respectively. This was partially offset by the proceeds from stock compensation plans and warrant activity of $2.1 million.

Net cash used in financing activities for the six months ended June 30, 2005 was $3.3 million, primarily representing the repayment of notes payable.

Liquidity. We recorded net income of $0.7 million and a net loss of $1.0 million for the quarters ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, we recorded net income of $1.3 million and a net loss of $1.6 million, respectively. As of June 30, 2006, our accumulated deficit was $858.9 million. We cannot guarantee that we will remain profitable given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we experienced positive operating cash flow for the six-month period ended June 30, 2006, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. For the remainder of 2006, we expect a steady increase in cash flows from operations based on current projections in our 2006 business plan. We expect to meet our cash requirements through the remainder of 2006 and 2007 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities, and proceeds from our public offering in March of 2004. Our capital requirements depend on several factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $10.0 million credit facility with a bank has been extended to December 27, 2006. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

Revolving Credit Facility. At June 30, 2006, we had a $10.0 million revolving credit facility, and a $17.5 million term loan under a loan and security agreement with a bank.

Availability under the revolving credit facility and term loan is based on 85% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. As of June 30, 2006, $3.9 million of letters of credit were issued, and we had available $6.1 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtness. As of June 30, 2006, we were in compliance with the various covenants.

Note Payable to Financial Institutions. The $17.5 million term loan noted with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at June 30, 2006, was $9.8 million. Proceeds from the loan were used to purchase assets initially recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our assets, except patents.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management believe that SFAS No. 156 will not have a material impact to the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the possible impact of FIN 48 on our consolidated financial statements.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and may be identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the following and the other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 and other documents we file with the Securities and Exchange Commission:

•	our ability to maintain profitability;

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

•	our ability to secure adequate funding;
•	our ability to compete against existing and future competitors;
•	pricing pressures;
•	the availability of services from Internet network service providers and local access providers on favorable terms or at all;
•	failure of suppliers to deliver their products and services as agreed;
•	failures in our network operations centers, network access points or computer systems;
•	fluctuations in our operating results;
•	our ability to respond to technological change;
•	evolution of the high performance Internet connectivity and services industry;
•	our ability to deploy new access points in a cost-efficient manner;
•	risks associated with international operations;
•	our ability to attract and retain qualified personnel;
•	our ability to protect our intellectual property;
•	litigation based on claims of infringement of third-party intellectual property rights;
•	our ability to successfully complete future acquisitions;
•	our ability to protect ourselves and our customers from security breaches;
•	the incurrence of additional restructuring charges;
•	the success of our operational restructurings;
•	our ability to operate in light of restrictions in our credit facility, including our ability to maintain ratios set forth in the credit facility;
•	effects of terrorist activity;
•	government regulation of the Internet;
•	risks associated with material weaknesses in our internal controls identified as part of our evaluation under section 404 of the Sarbanes-Oxley Act of 2002 at any time in the future;
•	changes in estimates regarding disputed costs;
•	the dilutive effects on our stock price of outstanding stock options and warrants;
•	future sales of stock; and
•	volatility of our stock price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of June 30, 2006, all of our cash equivalents mature within three months.

Investments. We have a $1.2 million cost-basis equity investment in Aventail, after having reduced the balance for an impairment loss of $4.8 million in 2001. Aventail is a privately held company and this strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire initial investment in Aventail. Furthermore, we have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and another NTT affiliate. This investment is accounted for using the equity-method and to date we have recognized $3.5 million in cumulative equity-method losses, representing our proportionate share of the aggregate joint venture losses. The joint venture investment is also subject to foreign currency exchange rate risk and the market for services being offered by Internap Japan has not been proven and may never materialize.

Note payable. As of June 30, 2006, we had a note payable recorded at its present value of $9.8 million bearing a fixed rate of interest, which we believe is commensurate with its associated market risk.

Capital leases. As of June 30, 2006, we had capital leases recorded at $0.7 million reflecting the present value of future minimum lease payments. We believe the interest rate used in calculating the present value of the lease payments is a reasonable approximation of fair value and the associated market risk is minimal.

Credit facility. As of June 30, 2006 we had $6.1 million available under our revolving credit facility with a bank, and the balance outstanding under a $17.5 million term loan was $9.8 million. The interest rate for the $17.5 million term loan was 7.5%. The interest rate under the revolving credit facility is variable and was 8.75% at June 30, 2006. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal. As of June 30, 2006, we had no balance outstanding under our revolving credit facility.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of June 30, 2006, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls Over Financial Reporting. During our quarter ended June 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no significant changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of Internap Network Services Corporation was held on June 21, 2006.

(b)
The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c)	A brief description of each matter voted on and the approximate number of votes cast are as follows (on an actual vote cast, pre-split adjusted basis, in millions):

		Number of Votes
				Withheld/	Broker
Description of Proposals		For	Against	Abstain	Non-Votes
1.	Election of Directors for a term expiring in 2009:
	Patricia L. Higgins	289.1	N/A	5.3	N/A
	Charles Coe	289.3	N/A	5.5	N/A

	The following directors, who did not stand for election at the 2006 Annual Meeting, also currently sit on our Board of Directors: James DeBlasio, Frederic Harman and Kevin Ober, whose terms expire in 2007; Eugene Eidenberg,William Harding and Daniel Stanzione, whose terms expire in 2008.

2.	Approval of a proposal to grant the board of directors the authority to amend our certificate of incorportion to effect a referse stock split	277.8	16.3	0.5	N/A

3.	Approval of a proposal to grant the board of directors the authority to implement an option exchange program.	87 .7	36.3	1.5	N/A

4.	Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006	292.0	1.3	1.4	N/A

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan.+

10.2*	Form of Stock Option Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan.+

31.1*	Certification of the Chief Executive Officer Pursuant Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 8, 2006