Form 10-Q
period 2006-09-30
INTERNAP NETWORK SERVICES CORP
filed 2006-11-07
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,310,480 shares of common stock, $0.001 par value, outstanding as of October 31, 2006.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$45,874	$37,999	$132,404	$113,425

Costs and expense:
Direct cost of network and sales, exclusive of depreciation and amortization	25,373	21,325	71,471	60,550
Direct cost of customer support	2,930	2,870	8,596	8,139
Product development	1,107	1,405	3,490	3,955
Sales and marketing	6,569	6,639	20,611	19,552
General and administrative	5,618	5,385	15,888	15,121
Depreciation and amortization	4,074	3,784	11,717	10,913
Asset impairment and restructuring	319	13	319	36
Gain on disposal of property and equipment	—	—	(114)	(4)

Total operating costs and expense	45,990	41,421	131,978	118,262

(Loss) income from operations	(116)	(3,422)	426	(4,837)

Non-operating (income) expense:
Interest income	(619)	(339)	(1,563)	(903)
Interest expense	215	342	698	1,089
Income from equity method investment	(7)	(33)	(111)	(25)
Other income, net	—	(221)	(146)	(211)

Total non-operating (income) expense	(411)	(251)	(1,122)	(50)

Income (loss) before income taxes	295	(3,171)	1,548	(4,787)

Income taxes	100	—	100	—
Net income (loss)	$195	$(3,171)	$1,448	$(4,787)

Net income (loss) per share:
Basic	$0.01	$(0.09)	$0.04	$(0.14)
Diluted	$0.01	$(0.09)	$0.04	$(0.14)

Shares used in per share calculations:
Basic	34,839	34,006	34,537	33,933
Diluted	35,894	34,006	35,343	33,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$41,389	$24,434
Short-term investments in marketable securities	12,507	16,060
Accounts receivable, net of allowance of $1,117 and $963, respectively	19,823	19,128
Inventory	600	779
Prepaid expenses and other assets	3,324	2,741

Total current assets	77,643	63,142

Property and equipment, net of accumulated depreciation and amortization of $149,853 and $143,686, respectively	48,099	50,072
Investments	2,123	1,999
Intangible assets, net of accumulated amortization of $18,534 and $18,100, respectively	1,896	2,329
Goodwill	36,314	36,314
Deposits and other assets	1,656	1,513

	$167,731	$155,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$4,375	$4,375
Accounts payable	8,374	5,766
Accrued liabilities	6,836	7,267
Deferred revenue, current portion	2,905	2,737
Capital lease obligations, current portion	442	559
Restructuring liability, current portion	957	1,202

Total current liabilities	23,889	21,906

Notes payable, less current portion	4,375	7,656
Deferred revenue, less current portion	903	533
Capital lease obligations, less current portion	92	247
Restructuring liability, less current portion	4,204	5,075
Deferred rent	11,117	9,185
Other long-term liabilities	1,011	1,039

Total liabilities	45,591	45,641

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 35,284 and 34,168 shares issued and outstanding, respectively	35	34
Additional paid-in capital	980,528	970,221
Deferred stock compensation	—	(420)
Accumulated deficit	(858,664)	(860,112)
Accumulated items of other comprehensive income	241	5

Total stockholders’ equity	122,140	109,728

	$167,731	$155,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,448	$(4,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,129	11,279
Gain on disposal of assets	(114)	(4)
Provision for doubtful accounts	(311)	1,011
Income from equity method investment	(111)	(25)
Non-cash changes in deferred rent	1,932	2,039
Stock-based compensation expense	4,718	—
Asset impairment	319	—
Other, net	—	(45)
Changes in operating assets and liabilities:
Accounts receivable	(385)	(1,170)
Inventory	179	(232)
Prepaid expenses, deposits and other assets	(726)	13
Accounts payable	2,608	(3,507)
Accrued liabilities	(494)	1,059
Deferred revenue	537	156
Accrued restructuring charge	(1,116)	(1,435)

Net cash provided by operating activities	20,613	4,352

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,867)	(8,072)
Purchases of investments in marketable securities	(10,515)	(16,727)
Maturities of marketable securities	14,179	13,561
Proceeds from disposal of property and equipment	127	76
Other, net	113	(326)

Net cash used in investing activities	(5,963)	(11,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,281)	(4,972)
Payments on capital lease obligations	(434)	(380)
Proceeds from exercise of stock options, employee stock purchase plan and warrants	5,984	1,164
Other, net	36	50

Net cash provided by (used in) financing activities	2,305	(4,138)

Net increase (decrease) in cash and cash equivalents	16,955	(11,274)
Cash and cash equivalents at beginning of period	24,434	33,823

Cash and cash equivalents at end of period	$41,389	$22,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized	$627	$1,016
Non-cash acquisition of fixed assets	162	971
Capitalized stock compensation	25	—
Unearned stock compensation	—	480
Unrealized gain/(loss) on investments in marketable securities	111	(114)
Cumulative foreign currency translation adjustment	12	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
Nine months ended September 30, 2006:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2005	34,168	$34	$970,221	$(420)	$(860,112)	$5	$109,728
Net income	—	—	—	—	1,448	—	1,448
Change in unrealized gains and losses on investments	—	—	—	—	—	111	111
Foreign currency translation adjustment	—	—	—	—	—	125	125
Total comprehensive income (*)	—	—	—	—	—	—	1,684
Stock-based compensation	134	—	4,743				4,743
Reclassification of deferred stock compensation resulting from implementation of FAS 123R	—	—	(420)	420	—	—	—
Exercise of stock options, including the Employee Stock Purchase Plan	430	—	2,176	—	—	—	2,176
Exercise of warrants	552	1	3,808	—	—	—	3,809
Balance, September 30, 2006	35,284	$35	$980,528	$—	$(858,664)	$241	$122,140

	Common Stock
Nine months ended September 30, 2005:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	33,815	$34	$968,255	$—	$(855,148)	$597	$113,738
Net income	—	—	—	—	(4,787)	—	(4,787)
Change in unrealized gains and losses on investments	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(390)	(390)
Total comprehensive income (*)	—	—	—	—	—	—	(5,291)
Unearned compensation	—	—	480	(480)	—	—	—
Exercise of stock options, including the Employee Stock Purchase Plan	265	—	1,164	—	—	—	1,164
Balance, September 30, 2005	34,080	$34	$969,899	$(480)	$(859,935)	$93	$109,611

(*) Total comprehensive income (loss) was $199 and $(3,298) for the three months ended September 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements of Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of Internap Network Services Corporation and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2006 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The December 31, 2005 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the future periods or for the year ending December 31, 2006.

Reclassification

We previously classified certain prepaid expense items as current although the amortization period for those items was greater than one year. As such, $0.2 million related to those items was reclassified from “Prepaid expenses and other assets” to “Deposits and other assets” in the balance sheet for the year ended December 31, 2005. The reclassification had no effect on previously reported operating results or compliance with prior period loan covenants.

Previously, direct cost of network and sales did not include amortization of purchased technology and such amounts were included in depreciation and amortization. In accordance with Question 17 of the Financial Accounting Standards Board (FASB) Implementation Guide to Statement of Financial Accounting Standard (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” we have reclassified these costs from “Depreciation and amortization” to “Direct cost of network and sales” in the accompanying Condensed Consolidated Statements of Operations with the following effect (in thousands):

	September 30, 2005
	Three months ended	Nine months ended

Direct cost of network and sales, exclusive of deprecation and amortization show below:
Previously reported	$21,188	$60,184
Reclassification	137	366
As reclassified	$21,325	$60,550

Depreciation and amortization:
Previously reported	$3,921	$11,279
Reclassification	(137)	(366)
As reclassified	$3,784	$10,913

These reclassifications had no effect on previously reported operating loss or net loss.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Depreciation and Amortization

Depreciation and amortization of property and equipment associated with direct cost of network and sales and other depreciation expense is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Direct cost of network and sales	$3,632	$3,197	$10,194	$8,988
Other depreciation and amortization	579	724	1,935	2,291
Total deprecation and amortization	$4,211	$3,921	$12,129	$11,279

For the three and nine month periods ended September 30, 2006, approximately $0.1 million and $0.4 million related to the amortization of purchased technology is included in direct cost of network and sales.

Reverse Stock Split

On July 10, 2006, we implemented a one-for-ten reverse stock split on our common stock and amended our Certificate of Incorporation to reduce our authorized shares from 600 million to 60 million. The Company began trading on a post reverse split basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option data) have been retroactively adjusted for all periods presented to reflect this reverse split.

Asset Impairment

In 2004, we began the implementation of a new financial system. In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the system implementation were capitalized. Implementation of the financial system was suspended at the end of 2004, and resumed during 2006 with a new vendor to assist in the initial phase of the implementation. During the 2006 implementation process and as part of our periodic evaluation of the carrying value of long-lived assets, management evaluated the carrying value of the costs capitalized during the 2004 implementation in accordance with the guidance provided by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” It was determined that due to the selection of a new implementation vendor, process changes resulting from internal reorganizations and new procedures established to comply with the Sarbanes-Oxley Act of 2002, some of the work completed during the 2004 implementation would no longer be used and that the related carrying value of the capitalized costs was not recoverable. As such, management recognized an impairment charge of $0.3 million during the three month period ended September 30, 2006.

2. Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations, using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures—an Amendment of FASB Statement No. 123.” Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006. Deferred compensation related to 100,000 shares of restricted stock which was granted in connection with the September 30, 2005 employment agreement between the Company and its new President and Chief Executive Officer. This deferred compensation was reflected in stockholders’ equity as of September 30, 2005, and was to be recognized ratably in accordance with the terms of vesting. Upon the adoption of SFAS No. 123R, the unamortized balance of the deferred compensation was reclassified to additional paid-in capital. As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and net income for the three and nine months ended September 30, 2006 was $1.6 million, or $0.05 per basic and diluted share, and $4.7 million, or $0.14 per basic share and $0.13 per diluted share, respectively, lower than had we continued to account for stock-based employee compensation under APB Opinion No. 25.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2006, our shareholders approved a measure to reprice certain outstanding options under our existing equity incentive plans. Options with an exercise price per share greater than or equal to $13.00 were eligible for the repricing. The repricing was implemented through an exchange program under which eligible participants were offered the opportunity to exchange their eligible options for new options to purchase shares. Each new option had substantially the same terms and conditions as the eligible options cancelled except as follows:

•
The exercise price per share of each replacement option granted in the exchange offer was $14.46, the average of the closing prices of the common stock as reported by the American Stock Exchange and the NASDAQ Global Market, as applicable, for the 15 consecutive trading days ending immediately prior to the grant date of the replacement options;

•	For all eligible options with an exercise price per share greater than or equal to $20.00, the exchange ratio was 1-for-2; and

•	Each new option has a three-year vesting period, vesting in equal monthly installments over three years, so long as the grantee continues to be a full-time employee of the company and a ten-year term.

Employees of the Company eligible to participate in the exchange offer tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 344,987 shares of common stock, representing 49.4% of the total shares of common stock underlying options eligible for exchange in the exchange offer. The Company issued replacement options to purchase an aggregate of 179,043 shares of common stock in exchange for the cancellation of the tendered eligible options.

In accordance with SFAS No. 123R, we will recognize $0.1 million of incremental compensation cost over the three-year vesting period as a result of the option exchange. The incremental expense was measured as the excess of the fair value of the repriced options over the fair value of the original options immediately before the terms of the original options were modified. The measurement was based on the share price and other pertinent factors at that date of modification

The following table summarizes the amount of stock-based compensation expense, net of estimated forfeitures in accordance with SFAS No. 123R, included in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2006 (in thousands):

	Periods ended September 30, 2006
	Three months	Nine months
Direct cost of customer support	$280	$871
Product development	170	503
Sales and marketing	560	1,754
General and administrative	629	1,590
Total stock-based compensation expense included in net income	$1,639	$4,718

Less than $0.1 million of stock-based compensation was capitalized during the three and nine month periods ended September 30, 2006.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005 (in thousands except per share amounts):

	Periods ended September 30, 2005
	Three months	Nine months
Net loss, as reported	$(3,171)	$(4,787)
Less total stock-based employee compensation expense
determined under fair value based method for all awards	(2,411)	(7,879)

Pro forma net loss	$(5,582)	$(12,666)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.14)

Pro forma	$(0.16)	$(0.37)

Note that the above pro forma disclosure was not presented for the three or nine month period ended September 30, 2006 because stock-based compensation has been accounted for in the statement of operations using the fair value recognition method under SFAS No. 123R for those periods.

The decrease in recorded stock-based compensation expense for the three- and nine-month periods ended September 30, 2006 compared to the pro forma stock-based compensation expense for the three- and nine-month periods ended September 30, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation on November 18, 2005 of Mr. Gregory Peters, our former Chief Executive Officer, thus reducing the number of outstanding stock options for determining comparative stock-based compensation expense for the three-month period ended September 30, 2006. These unvested options were included in the calculation of our pro forma stock expense previously reported for the three-month period ended September 30, 2005.

	September 30, 2006	September 30, 2005
Expected volatility	104%	104%
Expected life	4 years	4 years
Risk-free interest rate	4.6%	4.4%
Dividend yield	—	—

Stock compensation and option plans

On June 23, 2005, we adopted the Internap Network Services Corporation 2005 Incentive Stock Plan, which was amended and restated on March 15, 2006 (2005 Plan). The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors and is administered by the compensation committee of the board of directors. A total of 6.8 million shares of stock are reserved for issuance under the 2005 Plan, comprised of 2.0 million shares designated in the 2005 Plan plus 1.0 million shares which remain available for issuance of options and awards and 3.8 million shares of unexercised options under certain preexisting plans. No further grants shall be made under the specified preexisting plans; however, each of the specified preexisting plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of September 30, 2006, there were 2.8 million options outstanding, 0.5 million shares of nonvested restricted stock awards outstanding and 2.8 million shares of stock available for issuance under the 2005 plan.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During July 1999, we adopted the 1999 Non-Employee Directors’ Stock Option Plan (the Director Plan). The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 0.4 million shares of Internap’s common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, fully-vested and exercisable initial grants of 8,000 shares of our common stock are to be made to all non-employee directors on the date such person is first elected or appointed as a non-employee director. The Director Plan provides that on the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director would automatically be granted a fully vested and exercisable option for 2,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of September 30, 2006, there were 0.1 million options outstanding and 0.3 million options available for grant pursuant to the Director Plan.

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

Options and stock appreciation rights become exercisable in whole or in part from time to time as determined at the date of grant by the board of directors or the compensation committee of the board of directors, as applicable. Stock options generally vest 25% after one year and monthly over the following three years, except for non-employee directors who usually receive immediately exercisable options. Similarly, conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the date of grant by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the date of grant. Common stock has been reserved under each of the stock compensation plans to satisfy option exercises with newly issued stock.

During the course of completing our financial statements for the three-month period ended September 30, 2006, we completed an internal review of our prior stock option granting practices, finding no instances of backdating. However, as a result of the review, it was determined that approximately $0.2 million of net expense should have been recognized in prior periods in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The expense was due to a small number of grants made in 2002 and 2003 that had exercise prices that were lower than our stock price at the date of grant and one grant that should have been accounted for as a variable stock option, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.” Substantially all of the net expense should have been recorded between April 1, 2003 and December 31, 2004. We have considered the impact of the error, including the assessment of any potential impact on prior period loan covenants and concluded that the error was not material to our financial statements for any prior period. Based on this evaluation, the expense was recorded in the current period and is included in General and Administrative expense in the accompanying statement of operations.

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

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Initially, the price for shares of common stock purchased under the 2004 ESPP was the lesser of 85% of the closing sale price per share of common stock on the first day of the purchase period or 85% of such closing price on the last day of the purchase period. Approximately 0.1 million shares were granted under the 2004 ESPP during each of the nine-month periods ended September 30, 2006 and 2005. The 2004 ESPP was intended to be a non-compensatory plan for both tax and financial reporting purposes. However, upon our adoption of SFAS No. 123R in the first quarter of 2006, we recognized compensation expense of $0.1 million during the nine-month period ended September 30, 2006, representing the estimated fair value of the benefit to participants as of the beginning of the purchase period. In January 2006, the 2004 ESPP was amended to change the purchase price from 85% to 95% of the closing sale price per share of common stock on the last day of the purchase period and to eliminate the alternative to use the first day of the offering period as a basis for determining the purchase price. This amendment restores the plan to being non-compensatory for financial reporting purposes and is effective for the purchase period July 1 through December 31, 2006. As such, no compensation expense for the 2004 ESPP was recognized for the three-month period ended September 30, 2006. Cash received from participation in the 2004 ESPP was $0.3 million for the each of the nine-month periods ended September 30, 2006 and 2005. At September 30, 2006, 0.3 million shares were reserved for future issuance under the 2004 ESPP.

At September 30, 2006, total shares reserved for future awards under all plans were 6.3 million shares.

Option activity for the nine months ended September 30, 2006, for all of our stock option plans is as follows:

	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000)
Balance, January 1, 2006	3,556	$13.49
Granted	740	9.14
Exercised	(333)	5.49
Forfeited/cancelled	(1,046)	20.29

Outstanding at September 30, 2006	2,917	$10.86	7.8	$19,528

Exercisable at September 30, 2006	1,569	$12.90	6.6	$10,018

The total intrinsic value of options exercised was $0.3 million and $0.8 million during the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively.

Restricted stock activity for the nine months ended September 30, 2006 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	100	$4.80
Granted	566	6.15
Vested	(138)	5.44
Forfeited	(77)	5.30

Nonvested, September 30, 2006	451	$6.20

The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2006 was $1.3 million and $1.6 million, respectively. The cumulative effect of the change in the forfeiture rate for nonvested restricted stock was immaterial and recorded as part of operating expense. There were no vested restricted stock awards for the three- or nine-month periods ended September 30, 2005.

Grant Date Fair Values. The weighted average estimated fair value of our employee stock options and restricted stock granted at grant date market prices are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	$10.19	$3.49	$6.60	$3.50
Restricted stock	$—	$4.80	$6.15	$4.80

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash received from all stock-based compensation arrangements was $0.4 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, and $0.8 million and $1.2 million for the three months and nine months ended September 30, 2005, respectively.

Total unrecognized compensation costs related to nonvested stock-based compensation as of September 30, 2006, is summarized as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$10,280	$3,310	$13,590
Weighted-average remaining recognition period (in years)	1.8	1.8	1.8

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

Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2006 and 2005 are calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$195	$(3,171)	$1,448	$(4,787)

Weighed average shares outstanding, basic	34,839	34,006	34,537	33,933

Effect of dilutive securities:
Stock options	713	—	542	—
Restricted stock awards	301	—	253	—
Warrants	41	—	11	—
Weighted average shares outstanding, diluted	35,894	34,006	35,343	33,933

Basic net income (loss) per share	$0.01	$(0.09)	$0.04	$(0.14)
Diluted net income (loss) per share	$0.01	$(0.09)	$0.04	$(0.14)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Stock options	1,448	4,360	1,606	4,360
Restricted stock awards	—	100	—	100
Employee stock purchase plan	14	86	14	86
Warrants	—	1,499	—	1,499

Total anti-dilutive securities	1,462	6,045	1,620	6,045

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

Restructuring liability balance, December 31, 2005	$6,277
Less: Cash reductions relating to real estate activities	(1,116)
Restructuring liability balance, September 30, 2006	$5,161

5. Income Taxes

The provision for income taxes during both the three and nine months ended September 30, 2006 was less than $0.1 million for federal alternative minimum tax (“AMT”) amounts due. The AMT may be used as a credit to offset regular tax liabilities due in future periods and was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation.

We have recorded income taxes as a result of the AMT and based on management’s current expectations for the results of operations for the year ending December 31, 2006 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting.”

We also continue to maintain a full valuation allowance against our unrealized deferred tax assets of approximately $168.2 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent that we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

6. Legal Proceedings

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

7. Subsequent Event – VitalStream Acquisistion

On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc. (VitalStream) in an all-stock transaction valued at approximately $212 million. Under the terms of the agreement, which has been approved by both boards of directors, VitalStream stockholders will receive, at a fixed exchange ratio, 0.5132 shares of Internap common stock for every share of VitalStream common stock in a tax-free exchange. As a result, we will issue approximately 11.9 million shares of common stock in respect of outstanding VitalStream common shares, which will represent approximately 26% of the combined company’s shares. The $212 million estimated purchase price for the acquisition includes the estimated fair value of Internap common stock issued, stock options assumed, and estimated direct transaction costs. We derived this estimate using an average market price per share of Internap common stock of $16.40, which was based on an average of the closing prices for a range of trading days (October 6, 2006 through October 16, 2006) around the announcement date (October 12, 2006) of the proposed transaction. The final purchase price will be determined based upon the number of VitalStream shares and options outstanding at the closing date. The acquisition, which is expected to close in the first calendar quarter of 2007, is subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows issuers of financial statements to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the first fiscal year beginning after September 15, 2006. We believe that SFAS No. 155 will not have a material impact on our consolidated financial statements.

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

 In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We believe that SAB 108 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. We do not have any defined benefit pension or postretirement plans that are subject to SFAS No. 158. As such, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements for any reason.

Overview

We market products and services that provide managed and premise-based Internet Protocol (IP) and route optimization technologies that enable business-critical applications such as e-commerce, customer relationship management (CRM), video and audio streaming, voice-over-IP (VoIP), virtual private networks (VPNs), and supply chain management. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks (CDN) and managed security. At September 30, 2006, we delivered services through our 42 network access points across North America, London, and the Asia-Pacific region including Tokyo. Internap’s Private Network Access Points (P-NAP®) feature direct high-speed connections to major Internet backbones such as AT&T, Sprint, Verizon (formerly MCI), Savvis, Global Crossing Telecommunications and Level 3 Communications.

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

We believe our unique carrier-neutral approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. Internap serves customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of September 30, 2006, we provided our services to more than 2,200 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

Recent developments

VitalStream Acquisition. On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc. (VitalStream) in an all-stock transaction valued at approximately $212 million. Under the terms of the agreement, which has been approved by both boards of directors, VitalStream stockholders will receive, at a fixed exchange ratio, 0.5132 shares of Internap common stock for every share of VitalStream common stock in a tax-free exchange. As a result, we will issue approximately 11.9 million shares of common stock in respect of outstanding VitalStream common shares, which will represent approximately 26% of the combined company’s shares. The $212 million estimated purchase price for the acquisition includes the estimated fair value of Internap common stock issued, stock options assumed, and estimated direct transaction costs. We derived this estimate using an average market price per share of Internap common stock of $16.40, which was based on an average of the closing prices for a range of trading days (October 6, 2006 through October 16, 2006) around the announcement date (October 12, 2006) of the proposed transaction. The final purchase price will be determined based upon the number of VitalStream shares and options outstanding at the closing date. The acquisition, which is expected to close in the first calendar quarter of 2007, is subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reverse stock split. On July 10, 2006, we implemented a one-for-ten reverse stock split of our common stock. Authorization to implement the reverse stock split was approved on June 21, 2006, by our stockholders at our annual stockholders’ meeting. Our common stock began trading on a split-adjusted basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) have been retroactively restated for all periods presented to reflect the reverse stock split.

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

Stock-Based Compensation. We account for stock-based instruments issued to employees in exchange for their services under the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations. We adopted this statement using the modified prospective transition method and therefore have not restated prior period’s results. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we utilized the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers and related data center services. In addition to our connectivity and data center services, we also provide premised-based route optimization products and other ancillary services, such as CDN, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services.

Direct cost of network and sales is comprised primarily of:
•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;
•	costs related to operating and maintaining network access points and data centers;
•	costs incurred for providing additional third-party services to our customers;
•	costs of Flow Control Platform and similar products sold and;
•	amortization of technology based intangible assets.

To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct cost of network and sales does not include compensation or depreciation other than the amortization of technology based intangible assets.

Direct cost of customer support consists primarily of compensation costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in customer support costs.

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

Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements and moving our corporate office from Seattle, Washington to Atlanta, Georgia to further reduce costs. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the three-month period ended September 30, 2006 we recognized net income of $0.2 million. At September 30, 2006, our accumulated deficit was $858.7 million.

Three-month Periods Ended September 30, 2006 and 2005

Revenues. Revenues for the three months ended September 30, 2006 increased by 21% to $45.9 million, up from $38.0 million for the three months ended September 30, 2005, summarized as follows (in thousands):

	Three months ended September 30,
	2006	2005
Revenues:
Internet Protocol (IP) Services	$26,263	$24,708
Data Center Services	14,250	9,195
Other/Reseller Services	5,361	4,096
Total Revenues	$45,874	$37,999

The revenue increase is primarily attributable to growth in new and existing data center customers, resulting in an increase in data center services revenue of $5.1 million. Revenue growth is facilitated in part by the continued expansion of our available data center space as well as our continued efforts to bundle our IP and data center services.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The revenue increase is also the result of an increase in customer traffic. We continue to see both existing and new customers requiring greater overall capacity due to growth in the usage of their applications as well as in the nature of applications consuming greater amounts of bandwidth. Other/reseller services revenue contributed to overall revenue growth due to a number of customers exceeding their rate caps or usage limits.

As of September 30, 2006, our customer base totaled more than 2,200 customers across our 21 metropolitan markets, an increase of 8% from approximately 2,000 customers as of September 30, 2005.

Direct cost of network and sales. Direct cost of network and sales for the three months ended September 30, 2006, increased 19% to $25.4 million from $21.3 million for the three months ended September 30, 2005. The components of the $4.1 million increase in direct cost of network and sales from 2005 primarily reflects higher variable data center facility costs of $2.9 million as we have begun to upgrade our P-NAP facilities and expanded for customer growth. The increase is also the result of increased costs related to IP services of $0.5 million principally due to increased customer traffic and $0.6 million increased expense related to our content delivery network (CDN) services.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities. CDN, Edge appliance and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during the remainder of 2006 with any revenue increases. In addition, data center services provide us with access to new customers in which we can bundle hosting and connectivity services together, potentially generating greater profitability. At September 30, 2006 we had approximately 142,000 square feet of data center space with a utilization rate of approximately 80%.

Direct Cost of Customer Support. Direct cost of customer support of $2.9 million for the three months ended September 30, 2006, was consistent with the same period in 2005. Increased stock compensation expense of $0.3 million was offset by decreases in other employee compensation and benefits.

Product Development. Product development costs for the three months ended September 30, 2006, decreased 21% to $1.1 million from $1.4 million for the same period in 2005. The decrease of $0.3 million was driven by a decrease of $0.4 million in outside professional services along with a $0.1 million decrease in other compensation expense. These decreases were partially offset by an increase in stock-based compensation expense of $0.2 million.

Sales and Marketing. Sales and marketing costs of $6.6 million for the three months ended September 30, 2006, was consistent with the same period in 2005. Decreases of $0.5 million in facility related expense and employee compensation of $0.3 million were partially offset by increased stock compensation expense of $0.6 million and increased commissions of $0.3 million.

General and Administrative. General and administrative costs for the three months ended September 30, 2006, increased to $5.6 million from $5.4 million for the three months ended September 30, 2005. The increase was the result of a $0.6 million increase in outside professional services partially related to an abandoned corporate development project, as well as an increase of $0.6 million in stock based compensation. These increases were offset by decreases of $0.3 million in facility related expense, $0.2 million in bad debt expense, $0.2 million in other employee benefits, and $0.2 million of lower insurance and administrative expense.

Stock-Based Compensation Expense. As discussed in note 2 of the consolidated financial statements, we adopted SFAS No. 123R on January 1, 2006. Accordingly, total operating costs and expense and net income for the three-month period ended September 30, 2006 includes stock-based compensation expense in the following amounts (in thousands):

Direct cost of customer support	$280
Product development	170
Sales and marketing	560
General and administrative	629
Total stock-based compensation	$1,639

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pro forma stock-based compensation expense as previously reported for the three-month period ended September 30, 2005 was $2.4 million. The decrease of $0.8 million in recorded stock-based compensation expense for the three-month period ended September 30, 2006 compared to the pro forma stock-based compensation expense for the three- month period ended September 30, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation of Mr. Gregory Peters on November 18, 2005, our former Chief Executive Officer, thus reducing the number of outstanding stock options for determining comparative stock-based compensation expense for the three-month period ended September 30, 2006. These unvested options were included in the calculation of our pro forma stock expense previously reported for the three-month period ended September 30, 2005.

During the course of completing our financial statements for the three-month period ended September 30, 2006, we completed an internal review of our prior stock option granting practices, finding no instances of backdating. However, as a result of the review, it was determined that approximately $0.2 million of net expense should have been recognized in prior periods in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The expense was due to a small number of grants made in 2002 and 2003 that had exercise prices that were lower than our stock price at the date of grant and one grant that should have been accounted for as a variable stock option in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.”  Substantially all of the net expense should have been recorded between April 1, 2003 and December 31, 2004. We have considered the impact of the error, including the assessment of any potential impact on prior period loan covenants. We have concluded that the error was not material to our financial statements for any prior period and did not affect our compliance with prior period loan covenants. Based on this evaluation the expense was recorded in the current period and is included in General and Administrative expense in the accompanying statement of operations.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2006 increased 8% to $4.1 million as compared to $3.8 million for the quarter ended September 30, 2005. The increase was primarily attributed to an increased depreciable base of assets as we begun upgrading our P-NAP facilities and continue to expand our data center facilities.

Income Taxes. We continue to maintain a full valuation allowance against our deferred tax assets of approximately $168.2 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Nine-month Periods Ended September 30, 2006 and 2005

Revenues. Revenues for the nine months ended September 30, 2006 increased by 17% to $132.4 million, up from $113.4 million for the nine months ended September 30, 2005, summarized as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Revenues:
Internet Protocol (IP) Services	$77,394	$74,646
Data Center Services	38,162	25,789
Other/Reseller Services	16,848	12,990
Total Revenues	$132,404	$113,425

The revenue increase is primarily attributed to growth in new and existing data center customers, resulting in an increase in data center services revenue of $12.4 million. Additionally, a recovery of revenue previously reserved as uncollectible also contributed to the increase. Customer growth is facilitated in part by the continued expansion of our available data center space as well as our continued efforts to bundle our IP and data center services.

We continue to see both existing and new customers requiring greater overall capacity due to growth in the usage of their applications as well as in the nature of applications consuming greater amounts of bandwidth. Other/reseller services revenue contributed to overall revenue growth due to a number of customers exceeding their rate caps or usage limits.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Direct cost of network and sales. Direct cost of network and sales for the nine months ended September 30, 2006, increased 18% to $71.5 million from $60.6 million for the nine months ended September 30, 2005. The primary component of the $10.9 million increase in direct cost of network and sales from 2005 is higher variable data center facility costs of $8.7 million as we have begun upgrading our P-NAP facilities and expanded for customer growth. The increase was also attributed to an increase in expense related to other/reseller services revenue of $1.9 million and increased costs related to IP services of $0.5 million.

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

Direct Cost of Customer Support. Direct cost of customer support expense for the nine months ended September 30, 2006, increased 6% to $8.6 million from $8.1 million for the same period in 2005. The increase of $0.5 million is primarily attributed to increased compensation expense resulting from stock-based compensation expense of $0.9 million and $0.4 million of facility related expense. These increases were offset by decreases of $0.5 million of other employee compensation and benefit expense as well as decreases of $0.1 million each in expense related to outside professional services and employee training and travel.

Product Development. Product development costs for the nine months ended September 30, 2006, decreased 12% to $3.5 million from $4.0 million for the same period in 2005. The decrease of $0.5 million partially reflects the redeployment of technical resources from product support to internal network support, which is accounted for in general and administrative expense. This redeployment resulted in decreased employee compensation and benefit expense of $0.5 million. Additionally, outside professional services decreased $0.4 million. These decreases were offset by increased stock compensation expense of $0.5 million.

Sales and Marketing. Sales and marketing costs for the nine months ended September 30, 2006, increased 5%, or $1.0 million, to $20.6 million from $19.6 million for the same period in 2005. The increase is primarily related to stock compensation expense of $1.8 million as well as increased commissions expense of $1.5 million. Commissions expense increased along with revenue and sales. These increases in stock compensation and commissions expense were partially offset by decreases of $1.0 million in other compensation, $0.5 million in facilities expense and $0.3 million outside professional services.

General and Administrative. General and administrative costs for the nine months ended September 30, 2006, increased 5% to $15.9 million from $15.1 million for the same period in 2005. The increase was driven by a net increase in taxes (non-income based), licenses, and fees of $2.0 million over the same period in 2005 as well as increased stock based compensation of $1.6 million. These increases in general and administrative costs were partially offset by a decrease of $1.2 million in outside professional services as well as decreases of $0.6 million of bad debt expense and $0.2 million for employee benefits. The realignment of technical resources noted above also helped us reduce our reliance on outside professional services provided by information technology and other consultants. Additionally, facility related expense as well as other general office expenses decreased by $0.8 million as the company continues to exercise tighter cost control.

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

Stock-Based Compensation Expense. As discussed in note 3 of the consolidated financial statements, we adopted SFAS No. 123R on January 1, 2006. Accordingly, total operating costs and expense and net income for the nine-month period ended September 30, 2006 includes stock-based compensation expense in the following amounts:

Direct cost of customer support	$871
Product development	503
Sales and marketing	1,754
General and administrative	1,590
Total stock-based compensation	$4,718

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

Pro forma stock-based compensation expense as previously reported for the nine-month period ended September 30, 2005 was $7.9 million. The decrease of $3.2 million in recorded stock-based compensation expense for the nine-month period ended September 30, 2006 compared to the pro forma stock-based compensation expense for the nine months ended September 30, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation of Mr. Gregory Peters, our former Chief Executive Officer, thus reducing the number of outstanding stock options for determining comparative stock-based compensation expense for the nine-month period ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 increased 7% to $11.7 million as compared to $10.9 million for the same period in 2005. The increase was primarily attributed to an increased depreciable base of assets as we begun upgrading our P-NAP facilities and continue to expand our data center facilities.

Income Taxes. We continue to maintain a full valuation allowance against our deferred tax assets of approximately $168.2 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Cash Flow for the Nine Months Ended September 30, 2006 and 2005

Net Cash Flows From Operating Activities. Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2006, and was comprised of net income of $1.4 million adjusted for non-cash items of $18.6 million and a net source of cash for changes in working capital items of $0.6 million. The principal non-cash items include depreciation and amortization, stock-based compensation expense and non-cash changes in deferred rent. The net cash provided by working capital items included $2.1 million resulting from a net increase in accounts payable and accrued liabilities from December 31, 2005 to September 30, 2006 and an increase of $0.5 million in deferred revenue. These increases were primarily offset by a decrease of $1.1 million in our restructuring liability as we continue to make cash payments on charges previously accrued. Additional uses of cash include a $0.7 million increase in prepaid expenses, deposits and other assets for the same period and a $0.4 million increase in accounts receivable. The annual payment of a large prepaid property tax expense contributed to most of the $0.7 million increase in prepaid expenses, deposits and other assets.

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2005, and was comprised of the net loss of $4.8 million adjusted for non-cash items of $14.3 million offset by changes in working capital items of $5.1 million. The changes in working capital items include net cash used to pay down and reduce accounts payable of $3.5 million and accrued restructuring liabilities of $1.4 million as well as an increase in accounts receivable of $1.2 million. The reduction in accounts payable was partially offset by an increase in accrued liabilities of $1.1 million.

Net Cash Flows From Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 was $6.0 million and primarily consisted of $9.9 million of capital expenditures offset by $3.7 million in net maturities of marketable securities. The purchases of property and equipment primarily related to the continued expansion of our data centers and upgrades of our P-NAP facilities.

Net cash used in investing activities for the nine months ended September 30, 2005 was $11.5 million, which primarily consisted of capital expenditures of $8.1 million and net investments in marketable securities of $3.2 million. The capital expenditures related primarily to our expansion of colocation facilities.

Net Cash Flows From Financing Activities. Since our inception, we have financed our operations primarily through the issuance of our equity securities, capital leases and bank loans. Net cash of $2.3 million provided by financing activities primarily consisted of $6.0 million of proceeds from the exercise of stock options, warrants and employee participation in our Employee Stock Purchase Plan. This source of cash was offset by continued principal payments on our note payable and capital lease obligations of $3.7 million.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in financing activities for the nine months ended September 30, 2005 was $4.1 million, primarily representing the repayment of notes payable and capital lease obligations of $5.4 million, partially offset by $1.2 million in proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

Liquidity. We recorded net income of $0.2 million and a net loss of $3.2 million for the quarters ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, we recorded net income of $1.4 million and a net loss of $4.8 million, respectively. As of September 30, 2006, our accumulated deficit was $858.7 million. We cannot guarantee that we will remain profitable given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we experienced positive operating cash flow for the nine-month period ended September 30, 2006, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. For the remainder of 2006, we expect a steady increase in cash flows from operations based on current projections in our 2006 business plan. We expect to meet our cash requirements through the remainder of 2006 and 2007 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities, and proceeds from our public offering in March of 2004. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all. Provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $10.0 million credit facility will expire on December 27, 2006. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

Revolving Credit Facility. At September 30, 2006, we had a $10.0 million revolving credit facility, and a $17.5 million term loan under a loan and security agreement with a bank.

Availability under the revolving credit facility and term loan is based on 85% of eligible accounts receivable plus 50% of unrestricted cash and marketable investments. As of September 30, 2006, $3.9 million of letters of credit were issued, and we had available $6.1 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtness. As of September 30, 2006, we were in compliance with the various covenants.

Note Payable to Financial Institutions. The $17.5 million term loan noted with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The balance outstanding at September 30, 2006, was $8.8 million. Proceeds from the loan were used to purchase assets initially recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our assets, except patents.

Commitments and Other Obligations. We have lease commitments and obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. Network commitments primarily represent purchase commitments made to our largest bandwidth vendors and, to a lesser extent, contractual payments to license collocation space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth. Additional information regarding our commitments and other obligations is included in Note 13 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005. There were no material changes in such commitments, other than the through course of normal operations, during the three- or nine-month periods ended September 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, they are recorded on the balance sheet at fair value. As of September 30, 2006, all of our cash equivalents mature within three months.

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

Note payable. As of September 30, 2006, we had a note payable recorded at its present value of $8.8 million bearing a fixed rate of interest, which we believe is commensurate with its associated market risk.

Capital leases. As of September 30, 2006, we had capital leases recorded at $0.5 million reflecting the present value of future minimum lease payments. We believe the interest rate used in calculating the present value of the lease payments is a reasonable approximation of fair value and the associated market risk is minimal.

Credit facility. As of September 30, 2006 we had $6.1 million available under our revolving credit facility with a bank, and the balance outstanding under a $17.5 million term loan was $8.8 million. The interest rate for the $17.5 million term loan was 7.5%. The interest rate under the revolving credit facility is variable and was 8.75% at September 30, 2006. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal. As of September 30, 2006, we had no balance outstanding under our revolving credit facility.

Interest rate risk. Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As of September 30, 2006, we had no outstanding debt with variable rate interest. Currently, our strategy for managing interest rate risk does not include the use of derivative securities.

Foreign currency risk. Substantially all of our revenues are currently in United States dollars and from customers primarily in the United States. Therefore, we do not believe we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls Over Financial Reporting. During our quarter ended September 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005. We have, however, provided information relating to relating to our announced intention to acquire VitalStream Holdings, Inc in the risk factor entitled “We have acquired and may acquire other businesses, and these acquisitions involve numerous risks.” We have also updated the risk factor captioned “We have a history of losses and may not sustain profitability” to include the fact that we achieved profitability in the three fiscal quarters ended September 30, 2006. We have also provided information regarding our compliance with loan covenants as of September 30, 2006 instead of December 31, 2005 in the risk factor captioned “The terms of our existing credit facility impose restrictions upon us.”

 We have a history of losses and may not sustain profitability.

We have incurred net losses in each quarterly and annual period since we began operations in May 1996 through the year ended December 31, 2005. We incurred net losses of $5.0 million, $18.1 million, and $34.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of September 30, 2006, our accumulated deficit was $858.7 million. Even though we have achieved profitability in the three fiscal quarters ended September 30, 2006, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

We intend to pursue additional acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures and issue additional shares of our common stock or securities convertible into our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks including the following:

•	the ability to identify and consummate complementary acquisition candidates;

•	the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	diversion of management’s attention from other ongoing business concerns;

•	insufficient revenue to offset significant unforeseen costs and increased expense associated with the acquisitions;

•	challenges in completing projects associated with in-process research and development being conducted by the acquired businesses;

•	risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurrence and/or assumption of significant debt, contingent liabilities and amortization expense;

•	difficulties in successfully integrating the management teams and employees of both companies; and

•	loss of key employees of the acquired companies.

Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

On October 12, 2006 we announced that we had entered into an agreement to merge with VitalStream in a transaction where VitalStream would become our wholly-owned subsidiary and the outstanding shares of VitalStream common stock would convert into the right to receive shares of our common stock representing approximately 26% of our outstanding shares following the merger. In addition to the risks mentioned above relating to acquisitions generally, there are other risks associated with our recent entry into an agreement to merge with VitalStream, including the following:

We cannot assure you that all conditions to the merger will be completed and the merger consummated.  The merger is subject to the satisfaction of closing conditions, including the approval of our and VitalStream’s stockholders, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting, and advisory fees, which must be paid even if the merger is not completed. If the merger is not completed, the market price of our common stock could decline.

If we and VitalStream fail to successfully integrate our operations, the combined company may not realize the potential benefits of the merger.  If the merger is completed, the integration of Internap and VitalStream will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the merger, Internap and VitalStream must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in integrating these operations:

•	failure to successfully manage relationships with customers and other important relationships;

•	challenges encountered in managing larger operations;

•	potential incompatibility of technologies and systems; and

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of a merger.

Costs associated with the merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company.  We have incurred substantial direct transaction costs associated with the merger and we expect to continue to incur substantial costs associated with consolidation and integration of operations. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

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

The failure to comply with any of these covenants would cause a default under the credit facility. Any defaults, if not waived, could result in the lender ceasing to make loans or extending credit to us, accelerate or declare all or any obligations immediately due, or take possession of or liquidate collateral. If any of these occur, we may not be able to borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition.

As of September 30, 2006, we were in compliance with all loan covenants.

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

Holders of our stock options and warrants to purchase common stock may exercise their options or warrants to purchase our common stock which would increase the number of outstanding shares of common stock in the future. As of September 30, 2006, (1) options to purchase an aggregate of 2.9 million shares of our common stock at a weighted average exercise price of $10.86 were outstanding, and (2) warrants to purchase 0.2 million shares of our common stock at an exercise price of $9.50 per share were outstanding. The issuance of our common stock upon the exercise of options and warrants could depress the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Our stock price may be volatile.

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of companies in the Internet connectivity and services industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ David A. Buckel
David A. Buckel
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2006