Form 10-K
period 2006-12-31
INTERNAP NETWORK SERVICES CORP
filed 2007-03-13
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 000-31989

INTERNAP NETWORK SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	91-2145721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Williams Street Atlanta, GA 30303	30303
(Address of principal executive offices)	(Zip Code)

(404) 302-9700
(Company’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $365,504,000 based on a closing price of $10.50 on June 30, 2006 as quoted on the NASDAQ Global Market.

As of March 7, 2007, 48,173,000 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III to this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth in this annual report under “Item 1A - Risk Factors,” including, but not limited to:

•	our ability to achieve, sustain or increase profitability or positive cash flows;

•	our ability to meet our cash requirements for 2007;

•	our ability to secure adequate funding;

•	the retention of earnings for future growth;

•	the incurrence of additional restructuring charges;

•	the results or benefits of our acquisition of VitalStream Holdings, Inc., or VitalStream;

•	the integration of our service offerings with VitalStream and the costs associated with such integration;

•	our ability to compete against existing and future competitors;

•	pricing pressures;

•	the availability of services from Internet network service providers and local access providers on favorable terms, or at all;

•	failure of suppliers to deliver their products and services as agreed;

•	failures in our network operations centers, network access points or computer systems;

•	fluctuations in our operating results;

•	our ability to respond to technological change;

•	our ability to charge a premium for high performance managed Internet connectivity services;

•	the impact of our data center services on profitability;

•	our ability to operate in light of restrictions in our credit facility, including our ability to maintain ratios set forth in the credit facility;

•	the expansion and deployment of new network access points;

•	our ability to successfully complete future acquisitions;

•	risks associated with international operations;

•	our ability to attract, assimilate and retain qualified personnel;

•	the impact of litigation on our financial condition or operating results;

•	our ability to protect our intellectual property;

•	litigation based on claims of infringement of third party intellectual property rights;

•	evolution of the high performance Internet connectivity and services industry;

•	our ability to protect ourselves and our customers from security breaches;

•	effects of terrorist activity;

•	government regulation of the Internet;

•
ramifications of not complying with section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, or a material weaknesses in our internal controls identified as part of our evaluation under section 404 of Sarbanes-Oxley at any time in the future;

•	our ability to design and implement effective financial controls;

•	the impact of recent accounting pronouncements;

•	changes in estimates regarding disputed costs;

•	the dilutive effects on our stock price of outstanding stock options and warrants;

•	future sales of stock; and

•	volatility of our stock price.

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

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Services Corporation.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. Our principal executive offices are located at 250 Williams Street, Suite E-100, Atlanta, Georgia 30303, and our telephone number at that location is (404) 302-9700. Our common stock trades on the NASDAQ Global Market under the symbol “INAP.”

We market products and services that optimize the performance and reliability of strategic business Internet applications for e-commerce, customer relationship management, or CRM, multimedia streaming, Voice-over Internet-Protocol, or VoIP, virtual private networks, or VPNs, and supply chain management. Our product and service offerings are complimented by value-added services such as colocation and data center services, content delivery networks, or CDN, and managed security services. Additionally, we offer high levels of pre and post installation service and consulting. As of December 31, 2006, we delivered services through our 43 network access points across North America, Europe, Asia and Australia, which feature direct high-speed connections to multiple major Internet backbones such as AT&T, Sprint, Verizon, which was formerly MCI, Savvis, Global Crossing Telecommunications and Level 3 Communications. Our proprietary route optimization technology monitors the performance of Internet networks allowing our customer traffic to be “intelligently” routed over the optimal path in a way that maximizes performance and reliability of the transactions by minimizing loss and delays inherent across the Internet. We believe our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements, or SLAs, guarantee performance across the entire Internet, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. Internap serves customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of December 31, 2006, we provided our services to more than 2,250 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

Recent Events

On February 20, 2007, we completed our merger with VitalStream Holdings, Inc., or VitalStream, pursuant to an Agreement and Plan of Merger, dated October 12, 2006. As a result, we issued approximately 12.2 million shares of common stock  to VitalStream stockholders, which represented approximately 25% of our outstanding shares.  We also assumed outstanding options for the purchase of shares of VitalStream common stock, converted into options to purchase approximately 1.5 million shares of Internap common stock.  VitalStream is now a wholly owned subsidiary of Internap.

VitalStream provides products and services for storing and delivering audio and video digital media to large audiences over the Internet. Its content delivery network, or CDN, was purpose-built for streaming digital media and enables content owners to monetize their digital media assets via both subscription and ad-based business models. Historically, its core products have been Internet streaming, hosting and collocation services. In May 2006, it launched VitalStream Advertising Services, offering proprietary ad selection and ad insertion capabilities, enabling customers to turn existing streaming traffic into content packaged with advertising. Some of its other offerings include Internet Protocol Television, or IPTV, professional services and small business services.

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

Peering network access points are not centrally managed. We believe that no single entity has the economic incentive or ability to facilitate problem resolution or to optimize peering within the public network access points, nor the authority to bring about centralized routing administration. Additionally, since these arrangements are based on non-regulated agreements, disagreements between carriers impact performance. As a consequence of the lack of coordination among networks at these public peering points, and in order to avoid the increasing congestion and the potential for resulting data loss at the public network access points, a number of the Internet network service providers have established private interfaces connecting pairs of networks for the exchange of traffic. Although private peering arrangements are helpful for exchanging traffic, they do not overcome the structural and economic shortcomings of the Internet.

The problem of inefficient routing of data traffic on the Internet

The individual Internet network service providers only control the routing of data within their networks, and their routing practices tend to compound the inefficiencies of the Internet. When an Internet network service provider receives a packet that is not destined for one of its own customers, it must route that packet to another Internet network service provider to complete the delivery of the packet on the Internet. Since the use of a public network access point or a private peering point typically involves no economic settlement, an Internet network service provider will often route the data to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible. The Internet network service provider reduces capacity and management burdens on its transport network. Once the origination traffic leaves the network of an Internet network service provider, service level agreements with that Internet network service provider typically do not apply since that carrier cannot control the quality of service on another Internet network service provider’s network. Consequently, in order to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. For customers of conventional Internet connectivity providers, this transfer can result in lost data, slower and more erratic transmission speeds, and an overall lower quality of service, especially where the Internet service provider, or ISP, is not familiar with the performance of the destination network. Equally important, these customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels, such as poor data transmission performance, or service failures. As a result, it is virtually impossible for a single Internet network service provider to offer a high quality of service across disparate networks.

The problem of poor application performance over distant network paths

The major protocols often utilized over data networks perform poorly when network latency is large or network paths are subject to packet and data loss. Network latency is a measure of the time it takes data to travel between two network points. In networks, network latency often depends on physical distance but may also depend on conditions such as congestion. One measure of performance is effective throughput. Throughput is defined as the rate of data transfer, typically expressed in bits per second or megabits per second, or Mbps. It can be limited by the size of the network connection, for example, 1.5Mbps for a standard T1 data connection or it can be limited by the protocols reacting to certain network conditions such as latency or packet loss. Typically throughput is inversely proportional to network latency. Network latency is a significant factor when communicating over vast distances such as the global network paths between two continents. The more distant the communicating parties are from each other, the higher the network latency will be resulting in lower effective throughput. This throughput may be lower than the available network capacity and often results in poor utilization of purchased network capacity. Additionally, many network protocols react to packet loss by requesting a retransmission of the missing data. This retransmission is often interpreted as intermediate network congestion by the protocol that then responds with more conservative network usage and a further reduction of effective throughput. As a result, business applications that must communicate over the vast distances common in the global economy are subject to these limitations, which result in poor application performance and poor utilization of network assets. Network conditions vary significantly in many parts of the developing world and may also result in poor application performance. Yet the global economy is forcing many businesses to operate in these parts of the developing world where distances are vast and network conditions are poor.

The growing importance of the Internet for business-critical Internet-based applications

Once primarily used for e-mail and basic information retrieval, the Internet is now used as a communications platform for an increasing number of business-critical Internet-based applications, such as those relating to electronic commerce, VoIP, supply chain management, customer relationship management, project coordination, streaming media, and video conferencing and collaboration.

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

Our Market Opportunity

Historically, network service providers, or NSPs, have maintained at-will agreements to deliver Internet traffic on a “best efforts” basis without guaranteeing various levels of quality of service. This best efforts delivery is sub-optimal for time-sensitive and real-time applications that require uninterrupted streams of data such as voice and video. For companies that rely on the Internet as a medium for commerce or relationship management, this unpredictable performance often translates into lost revenue, decreased productivity and dissatisfied customers.

Today the public Internet serves as a core component of many direct sales, supply chain and collaboration strategies and has extended our customers’ ability to reach global partners, suppliers and customers. This changing landscape, combined with an increasingly dispersed workforce and the adoption of emerging technologies like VoIP and streaming media, has increased the need for fast, reliable connectivity. We believe Internap meets this requirement and is well positioned to help businesses leverage the Internet to attain improved productivity, decreased transactional costs and new revenue streams.

Services and Technology

We offer the following managed services and premise-based products:

High Performance Internet Protocol, or IP

Our managed intelligent routing service provides fast, reliable connectivity to all major backbones and dynamically identifies the optimal path for our customers’ traffic. The service is also supported by industry leading service level agreements with 100 percent network availability, excluding local connections. Our team of certified network engineers supports our customers 24 hours a day, 7 days a week and every week of the year. We charge for these services based on a fixed-fee, usage or a combination of both fixed fee and usage basis.

Data Center Services

We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and managed services such as content delivery along with hosting customers’ applications. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We also have relationships with various providers to extend our Private Network Access Point (P-NAP) model into markets with high demand.

Our data center services allow us to expand the reach of our High Performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high performance facilities. To maximize this footprint, we use a combination of partner facilities and owned facilities to our best strategic and financial advantage. We also leverage this unique product combination position to create a differentiated offering that has proven to be competitive.

Flow Control Platform, or FCP

Our FCP is a premise-based intelligent routing hardware product, for customers who run their own multiple network architectures, known as multi-homing. There are over 16,000 multi-homed networks in operation today. To operate each network at the highest performance level, a significant amount of expertise is required to monitor and adjust to global Internet routing, which is very dynamic in nature. The FCP functions similarly to our P-NAP, monitoring the global Internet and automatically adjusting routing real-time to balance the traffic across multiple links to optimize performance. FCP can be tuned to manage network traffic on two dimensions: cost and performance. The user can set thresholds that balance performance against cost, for example routing all traffic across low cost providers while specific minimum performance thresholds are met. If the performance slips, then the traffic can be routed over a better performing but more costly provider to maintain minimum performance. This option allows the customer to enjoy service with the optimized performance and economics. Another key feature is minute-by-minute visibility reports and logs on the performance and operation of the customer’s network. Our customers find this information to be very useful for carrier SLA verification, monitoring, and overall network management.

FCP is one of the industry’s only route control appliances that analyzes and re-routes Internet traffic flows in real-time. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint.

Other Products & Services

To complement our existing portfolio, we also offer managed Internet services via third parties. These include Akamai CDN services, virtual private networking, and managed security services, including Verisign intrusion detection/prevention and managed firewall services to more broadly support our clients’ Internet applications.

Network Access Points and Data Centers

We provide our services through our network access points across North America, and in Europe, Asia, and Australia. Our network access points and data centers feature direct high speed connections to multiple major Internet network service providers, including AT&T, Sprint, Verizon (formerly MCI), Savvis, Global Crossing Telecommunications, Level 3 Communications, and Verio - an NTT Communications company as well as Internet Initiative Japan, Inc. and KDDI Corp. in Asia. As of December 31, 2006, we directly operated six network access points and have operating agreements with third parties for the remaining network access points in the following markets:

Internap operated	Operated under third party agreements
Atlanta	Boston	Chicago	Dallas
Boston	Denver	Los Angeles	Miami
Houston	New York	Orange County	Philadelphia
New York	Phoenix	San Diego	San Francisco
Seattle	San Jose	Washington DC	Toronto
	London	Hong Kong	Singapore
	Sydney	Tokyo[1]

[1]	Through our joint venture with NTT-ME Corp. of Japan

Segments

As discussed in note 2 to the consolidated financial statements included in this annual report on Form 10-K, we present a single business segment.

Sales and Marketing

Our sales and marketing objective is to achieve market penetration and increase brand recognition among business customers in key industries that use the Internet for strategic and business-critical operations. We employ a direct sales team with extensive and relevant sales experience with our target market. Our sales offices are located in key cities across the United States, as well as one office each in the United Kingdom and Singapore.

Customers

As of December 31, 2006, we had more than 2,250 customers. Our customer base is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. We provide services to customers in multiple vertical industry segments including financial services, media and communications, travel, e-commerce and retail and technology.

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

Our current and potential competition primarily consists of:

•	network service providers that provide connectivity services, including AT&T, Sprint, Verizon, Level 3 Communications, Global Crossing Telecommunications, and Verio;

•	regional Bell operating companies that offer Internet access and managed services;

•	global, national and regional ISPs such as Equant, Infonet and Savvis;

•	providers of specific applications or solutions, such as content delivery, security or storage such as AKAMAI, Limelight Networks, Mirror Image Internet, Symantec Corporation, Network Appliance and Virtela Communications;

•	software-based, Internet infrastructure companies focused on IP route control and wide area network optimization products such as Riverbed, F5 Networks and Radware; and

•	colocation and data center providers, including Equinix, Terremark, Navisite, 365 Main, Savvis, and Globix.

Competition has resulted, and will continue to result, in declining prices for our IP services.

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

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products or services effectively. We can offer no assurances that any necessary licenses will be available on reasonable terms.

Employees

As of December 31, 2006, we had approximately 330 full-time employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in the future.

Available Information

Internap files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge on or through its Internet site, located at www.internap.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. You may read and copy any materials Internap files with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Internap that file electronically with the SEC at http://www.sec.gov. Information on the Company’s Web site is not incorporated by reference into this Form 10-K.

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

We have incurred net losses in each quarterly and annual period since we began operations in May 1996 through the year ended December 31, 2005. For the year ended December 31, 2006 we recognized net income in each quarter with year to date net income of $3.7 million. We incurred net losses of $5.0 million and $18.1 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2006, our accumulated deficit was $856.5 million. Even though we have achieved profitability in the year ended December 31, 2006, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our operations have historically been cash flow negative, and we have depended on equity and debt financings to meet our cash requirements, which may not be available to us in the future on favorable terms.

Historically, we have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements in most quarterly and annual periods since we began our operations in May 1996. We expect to meet our cash requirements for 2007 through a combination of cash flows from operations, existing cash, cash equivalents and investments in marketable securities, borrowings under our credit facilities, and the proceeds from our March 2004 public offering. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We can offer no assurances that we will be able to obtain additional financing on commercially favorable terms, or at all. In addition, provisions in our credit facility limit our ability to incur additional indebtedness.

Maintaining adequate internal control procedures for our business will be difficult.

In the course of our ongoing evaluation of our internal controls over financing reporting, we have identified areas requiring improvement and we are in the process of designing enhanced processes and controls to address the issues identified during our evaluation. We cannot be certain that our efforts will be effective or sufficient for us, or our auditors, to issue unqualified reports in the future.

Designing and implementing adequate internal control procedures for businesses that we acquire, including VitalStream, will be difficult.

Designing and implementing effective financial controls for combined operations may be difficult. Differences in existing controls of any acquired businesses may result in weaknesses that require remediation when the financial controls and reporting are combined. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our internal reporting systems and controls in an efficient and timely manner and may discover deficiencies in existing systems and controls.

We may not be able to compete successfully against current and future competitors.

The Internet connectivity and Internet Protocol services market is highly competitive, as evidenced by recent declines in pricing for Internet connectivity services. We expect competition from existing competitors to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors currently include: regional Bell operating companies that offer Internet access; global, national and regional Internet service providers; providers of specific applications or solutions such as content delivery, security or storage; software-based and other Internet infrastructure providers and manufacturers; and colocation and data center providers. In addition, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our products and services.

In addition, we will face additional competition as we expand our managed services product offerings, including competition from technology and telecommunications companies. A number of telecommunications companies and Internet service providers have offered or expanded their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods including the cable television infrastructure, direct broadcast satellites and wireless local loop. Many of our existing and future competitors may have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have significant advantages over us. Increased competition and technological advancements by our competitors could adversely affect our business, results of operations and financial condition.

Pricing pressure could decrease our revenue and threaten the attractiveness of our premium priced services.

Pricing for Internet connectivity services has declined significantly in recent years and may decline in the future. An economic downturn could further contribute to this effect. We currently charge, and expect to continue to charge, higher prices for our high performance Internet connectivity services than prices charged by our competitors for their connectivity services. By bundling their services and reducing the overall cost of their solutions, certain of our competitors may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition and other related competitive pressures could erode our revenue and significant price deflation could affect our results of operations if we are unable to control our costs. Because we rely on Internet network service providers to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even if accompanied with an increased number of customers.

In addition, in light of economic factors and technological advances, companies that require Internet connectivity have evaluated and will continue to evaluate the cost of such services, particularly high performance connectivity services such as those we currently offer. Consequently, existing and potential customers may be less willing to pay premium prices for high performance Internet connectivity services and may choose to purchase lower quality services at lower prices, which could adversely affect our business, results of operations and financial condition.

We depend on a number of Internet network service providers to provide Internet connectivity to our network access points. If we are unable to obtain required connectivity services on a cost-effective basis, or at all, or if such services are interrupted or terminated, our growth prospects and business, results of operations and financial conditions would be adversely affected.

In delivering our services, we rely on a number of Internet networks, all of which are built and operated by others. In order to provide high performance connectivity services to our customers through our network access points, we purchase connections from several Internet network service providers. We can offer no assurances that these Internet network service providers will continue to provide service to us on a cost-effective basis or on otherwise competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Consolidation among Internet network service providers limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other Internet network service providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and adversely affect our business, results of operations and financial condition.

We depend on third party suppliers for key elements of our network infrastructure and to provide services. If we are unable to obtain products or services, such as network access loops or local loops, on favorable terms, or at all, or in the event of a failure of these suppliers to deliver their products and services as agreed, our ability to provide our services on a competitive and timely basis would be impaired and our results of operations and financial conditions would be adversely affected.

Any failure to obtain required products or services from third party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our services on a competitive and timely basis. In addition to depending on services from third party Internet network service providers, we depend on other companies to supply various key elements of our infrastructure, including the network access loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers’ networks. Pricing for such network access loops and local loops has risen significantly over time, and we generally bill these charges to our customers at low or no margin. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to similar availability and pricing issues. In addition, we currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

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

Our data centers and P-NAPs are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages or natural disasters, and limitations, especially internationally, on availability of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and Uninterruptible Power Systems, or UPS. We may not be able to limit our exposure entirely, however, even with these protections in place, as has been the case with power outages we have experienced in the past and may experience in the future. In addition, the overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers.

In each of our markets, we rely on utility companies to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We do not have long-term power agreements in all our markets for long-term guarantees of provisioned amounts and may face power limitations in our centers. This limitation could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service. We must protect our customers’ data and P-NAP infrastructure and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of the data centers operated by us or any of our colocation providers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. As a result, service interruptions or significant equipment damage in our data centers could result in difficulty maintaining service level commitments to these customers. If we incur significant financial commitments to our customers in connection with a loss of power or we fail to meet other service level commitment obligations, our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon Internet service providers and telecommunications carriers in the United States, Europe and Asia Pacific, some of which have experienced significant system failures and electrical outages in the past. Users of our services may experience difficulties due to system failures unrelated to our systems and services. If for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially adversely impacted.

No prevention or defense against denial of service attacks exists. During a prolonged denial of service attack, Internet service may not be available for several hours, thus negatively impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances and our property and liability insurance may not be adequate to cover these claims.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	competition and the introduction of new services by our competitors;

•	continued pricing pressures resulting from competitors’ strategies or excess bandwidth supply;

•	fluctuations in the demand and sales cycle for our services;

•	fluctuations in the market for qualified sales and other personnel;

•	changes in the prices for Internet connectivity we pay to Internet network service providers;

•	the cost and availability of adequate public utilities, including power;

•	our ability to obtain local loop connections to our network access points at favorable prices;

•	integration of people, operations, products and technologies of acquired businesses, including VitalStream; and

•	general economic conditions.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional network access points and the terms of our network connectivity purchase agreements. These and other factors discussed in this annual report on Form 10-K could have a material adverse effect on our business, results of operations and financial condition. In addition, a relatively large portion of our expense is fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization, and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. Because our results of operations have fluctuated in the past and are expected to continue to fluctuate in the future, we can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause an immediate and significant decline in the trading price of our stock.

We have acquired and may acquire other businesses, and these acquisitions involve numerous risks.

We intend to pursue additional acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt, make capital expenditures or issue additional shares of our common stock or securities convertible into our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks, including the following:

•	the ability to identify and consummate complementary acquisitions;

•	the possibility that we may not be able to integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	diversion of management’s attention from other ongoing business concerns;

•	insufficient revenue to offset significant unforeseen costs and increased expenses associated with the acquisitions;

•	challenges in completing projects associated with in-process research and development being conducted by the acquired businesses;

•	risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurring or assuming significant debt, contingent liabilities and amortization expense;

•	incurring restructuring charges as a result of integrating acquired businesses;

•	difficulties in successfully integrating the management teams and employees of both companies; and

•	loss of key employees of the acquired companies.

Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition. Please see “Risks Relating to Our Recently Completed Merger with VitalStream” below for an additional discussion of the risks associated with our acquisition of VitalStream.

We may lose the investments we have made in other companies.

We have made capital investments in other companies and these investments involve numerous risks. We may never realize the anticipated benefits or profitability of such investments. In addition, we could lose all of the money we invested.

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

The failure to comply with any of these covenants would cause a default under the credit facility. Any defaults, if not waived, could result in the lender ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due, or taking possession of or liquidate collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit facility on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition.

As of December 31, 2006, we were in compliance with the various loan covenants required by the credit facility.

Continued overcapacity in the Internet connectivity and IP services market may result in our recording additional significant restructuring charges and goodwill impairment.

Previously, due to overcapacity created in the Internet connectivity and IP services market during the past several years, we have undertaken significant operational restructurings and have taken restructuring charges and recorded total restructuring costs of less than $0.1 million for the years ended December 31, 2006 and 2005 and $3.6 million for the year ended December 31, 2004. If the Internet connectivity and IP services markets continue to experience overcapacity and uncertainty or declines, we may incur additional restructuring charges or adjustments in the future. Such additional restructuring charges or adjustments could adversely affect our business, net profit and stockholders’ equity.

If we are unable to deploy new network access points or do not adequately control expense associated with the deployment of new network access points, our results of operations could be adversely affected.

As part of our strategy, we intend to continue to expand our network access points, particularly into new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive network access point sites, negotiating leases for centers on competitive terms, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of a new network access point. We can offer no assurance that we will be able to open and operate new network access points on a timely or profitable basis. Deployment of new network access points will increase operating expense, including expense associated with hiring, training, retaining and managing new employees, provisioning capacity from Internet network service providers, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. If we are unable to control our costs as we expand in geographically dispersed locations, our results of operations could be adversely affected.

Because we have limited experience operating internationally, our international operations may not be successful.

We have limited experience operating internationally. We currently have network access points in London, England, Hong Kong, Singapore and Sydney, Australia. We participate in a joint venture with NTT-ME Corporation and another NTT affiliate that operates a network access point in Tokyo, Japan and maintain a marketing agreement with Telefonica USA, which provides us with further access in Europe and access to the Latin American market. As part of our strategy to expand our geographic markets, we may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

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

In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provide services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. Disputed costs, both in the vendors’ favor and our favor, are researched and discussed with vendors on an ongoing basis until ultimately resolved. We record the cost and a liability based on our estimate of the most likely outcome of the dispute. These estimates are periodically reviewed by management and modified in light of new information or developments, if any. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

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

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We can offer no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services.

In addition, we rely on the intellectual property of others. We may desire or be required to renew or to obtain licenses from these other parties in order to further develop and market commercially viable products or services effectively. We can offer no assurance that any necessary licenses will be available on reasonable terms.

We may face litigation and liability due to claims of infringement of third party intellectual property rights.

The Internet services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our products or services infringe or may infringe proprietary rights of third-parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, our customer agreements generally provide for us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products or services to avoid infringement, our ability to compete successfully in our competitive market would be materially impaired.

Risks Relating to Our Recently Completed Merger with VitalStream

If we do not integrate our services, we may lose customers and fail to achieve our financial objectives.

Realizing the benefits of the merger will depend in part on the integration of our respective services in a timely and efficient manner. In order for us to provide enhanced and more valuable services to our customers, we will need to integrate our service offerings and development organizations. This integration will be difficult and unpredictable because our service networks are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our services and continue to provide customers with services and new service features in the future on a timely basis, we may lose customers and our business and results of operations may be harmed.

If we are not successful in integrating our organizations, we will not be able to operate efficiently.

Achieving the benefits of the merger will also depend in part on the successful integration of our respective operations and personnel in a timely and efficient manner. The integration process requires coordination of different development and engineering teams, and involves the integration of systems, applications, policies, procedures and business processes. This integration, too, will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and service roadmaps. If we cannot successfully integrate our operations and personnel, we will not realize the expected benefits of the merger.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of our respective operations, services and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We expect to incur significant costs integrating the companies into a single business and if such integration is not successful we may not realize the expected benefits of the merger.

We expect to incur significant costs to integrate VitalStream’s operations, services and personnel with ours. This may affect the VitalStream business and the existing Internap business.  For example, we expect to incur costs for:

•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	integration and implementation of accounting systems and internal controls;

•	combining research and development teams and processes; and

•	reorganization.

We do not know whether we will be successful in these integration efforts and can offer no assurance that we will realize the expected benefits of the merger.

Failure to retain key employees could diminish the benefits of the merger.

The successful integration of VitalStream will depend in part on the retention of key personnel. We can offer no assurance that we will be able to retain key management, technical, sales and customer support personnel, or that we will realize the anticipated benefits of the merger.

Our sales could decline if the merger disrupts customer relationships.

Our respective customers may not continue their current buying patterns following the merger. Any significant delay or reduction in orders for services could harm our business, financial condition and results of operations. Customers may also seek to modify or terminate existing agreements, or prospective customers may not enter into new agreements or purchase our services. In addition, by increasing the breadth of our business, the merger may make entering into relationships, including customer, reseller or other business relationships, more difficult because the other party may view us as a more direct competitor than either Internap or VitalStream as an independent company.

Risks Related to Our Industry

We cannot predict with certainty the future evolution of the high performance Internet connectivity market, and therefore the role of our products and services.

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

A number of widespread and disabling attacks on public and private networks have occurred recently. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third-parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam”, regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems, or any circumvention of those efforts, may result in increased costs, interruptions, delays or cessation of service to our customers, which could hurt our business, results of operations and financial condition.

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. For example, a federal law regulating spam was enacted in 2003. In addition, federal and state agencies are actively considering regulation of various aspects of the Internet, including taxation of transactions, and imposing access fees for voice over IP, or VoIP. The Federal Communications Commission and state agencies also review the regulatory requirements, if any, that should be applicable to VoIP. If we seek to offer VoIP services, we could be required to obtain certain authorizations from regulatory agencies. We may not be able to obtain such authorizations in a timely manner, or at all, and conditions could be imposed upon such authorization that may not be favorable to us. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet in some respects as has been done with traditional telecommunications services, or otherwise increase the cost of doing business on the Internet or in some other manner. Any of these actions could have a significantly harmful effect on our customers or us. Moreover, the nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

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

Risks Related to Our Capital Stock

Our common stockholders may experience significant dilution, which could depress the market price of our common stock.

Holders of our stock options and warrants to purchase common stock may exercise their options or warrants to purchase our common stock, which would increase the number of outstanding shares of common stock in the future. As of December 31, 2006, options to purchase an aggregate of 2.7 million shares of our common stock at a weighted average exercise price of $11.07 were outstanding, and warrants to purchase approximately 34,000 shares of our common stock at an exercise price of $9.50 per share were outstanding. We issued approximately 12.2 million shares of our common stock to VitalStream’s stockholders in connection with the acquisition in February of 2007. We also assumed outstanding options for the purchase of shares of VitalStream common stock, converted into options to purchase approximately 1.5 million shares of Internap common stock. The issuance of our common stock upon the exercise of options and warrants and the issuance of shares to the former stockholders of VitalStream could depress the market price of the common stock by increasing the number of shares of common stock outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Global Market under the symbol “INAP” and has traded on the NASDAQ Global Market since September 19, 2006. Our common stock traded on the American Stock Exchange under the symbol “IIP” from February 18, 2004 through September 18, 2006. Our common stock traded on the NASDAQ SmallCap Market from October 4, 2002 through February 17, 2004.  The following table presents, for the periods indicated, the range of high and low per share sales prices for our common stock, as reported on the NASDAQ Global Market since September 19, 2006 and on the American Stock Exchange prior to September 19, 2006.

On July 11, 2006, we implemented a one-for-ten reverse stock split of our common stock. The information in the following table has been adjusted to reflect these stock splits. Our fiscal year ends on December 31.

Year Ended December 31, 2006:	High	Low
Fourth Quarter	$21.25	$14.10
Third Quarter	16.80	9.30
Second Quarter	15.50	9.00
First Quarter	10.60	4.20

Year Ended December 31, 2005:	High	Low
Fourth Quarter	$5.20	$3.60
Third Quarter	5.90	4.20
Second Quarter	6.30	4.10
First Quarter	11.00	5.10

As of December 29, 2006, the number of stockholders of record of our common stock was approximately 34,400.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2006 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,700	(1)	$11.07	6,123	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,700		$11.07	6,123

(1)
Excludes purchase rights accruing under the 2004 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, each eligible employee may purchase up to $12,500 worth of common stock at each semi-annual purchase date (the last business day of June and December each year), but not more than $25,000 worth of such stock (determined on the basis of the fair market value per share on the date or dates such rights are granted) per calendar year his or her purchase right remains outstanding. For all purchase periods up to and including the purchase period ended June 30, 2006, the purchase price payable per share was equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the six month offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. For all subsequent purchase periods, the purchase price payable per share will be equal to ninety-five percent (95%) of the closing selling price per share of common stock on the semi-annual purchase date.

(2)	Includes 297,000 shares available for issuance under the Purchase Plan.

STOCK PERFORMANCE GRAPH

The graph set forth below compares cumulative total return to our stockholders from an investment in our common stock with the cumulative total return of the NASDAQ Composite Index, the Hemscott Industry Group 852 Index  and the Goldman Sachs Internet Index, resulting from an initial assumed investment of $100 in each on December 31, 2001, assuming the reinvestment of any dividends, ending at December 31, of each year, 2002 - 2006, respectively.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG INTERNAP NETWORK SERVICES CORPORATION,
NASDAQ MARKET INDEX, THE COMPANIES THAT COMPRISE THE GOLDMAN SACHS INTERNET INDEX, AND
HEMSCOTT INDUSTRY GROUP 852 INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

ITEM 6.  SELECTED FINANCIAL DATA.

The consolidated statement of operations data and other financial data presented below were prepared using our consolidated financial statements for the five years ended December 31, 2006. You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this annual report on Form 10-K and in our 2005 and 2004 annual reports on Form 10-K report filed with the SEC, as well as the section of this Report and of our 2005 and 2004 annual reports on Form 10-K entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$181,375	$153,717	$144,546	$138,580	$132,487

Costs and expense:
Direct cost of network and sales, exclusive of depreciation and amortization, shown below(2)	97,854	82,535	77,569	78,334	85,734
Direct cost of customer support	11,566	10,670	10,180	9,483	12,913
Product development	4,475	4,864	6,412	6,982	7,447
Sales and marketing	27,173	25,864	23,411	21,491	21,641
General and administrative	22,104	20,096	24,772	16,711	20,907
Depreciation and amortization(2)	15,856	14,737	15,461	37,087	55,285
Amortization of deferred stock compensation	—	60	—	390	260
Asset impairment and restructuring cost (benefit)	323	44	3,644	1,084	(2,857)
(Gain) loss on disposals of property and equipment	(113)	(19)	(3)	(53)	3,722
Pre-acquisition liability adjustment	—	—	—	(1,313)	—
Lease termination expense	—	—	—	—	804
Total operating costs and expense	179,238	158,851	161,446	170,196	205,856
Income (loss) from operations	2,137	(5,134)	(16,900)	(31,616)	(73,369)
Non-operating (income) expense	(1,551)	(87)	772	2,158	1,055
Net income (loss) before income taxes	3,688	(5,047)	(17,672)	(33,774)	(74,424)
Provision for income taxes	145	—	—	—	—
Equity in (earnings) loss of equity-method investment, net of taxes	(114)	(83)	390	827	1,244
Less deemed dividend related to beneficial conversion feature (3)	—	—	—	34,576	—
Net income (loss)	$3,657	$(4,964)	$(18,062)	$(69,177)	$(75,668)

Net income (loss) per share:
Basic(4)	$0.11	$(0.15)	$(0.63)	$(3.96)	$(4.87)
Diluted(4)	$0.10	$(0.15)	$(0.63)	$(3.96)	$(4.87)

Weighted average shares used in per share calculations
Basic(4)	34,748	33,939	28,732	17,460	15,555
Diluted(4)	35,739	33,939	28,732	17,460	15,555

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$58,882	$40,494	$45,985	$18,885	$25,219
Non-current marketable investments	—	—	4,656	—	—
Total assets	173,702	155,369	168,149	135,839	166,334
Note payable and capital lease obligations, less current portion	3,364	7,903	12,837	12,742	22,739
Series A convertible preferred stock (5)	—	—	—	—	79,790
Total stockholders’ equity	126,525	109,728	113,738	70,524	(4,228)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Other Financial Data:
Purchases of property and equipment	$13,382	$10,161	13,066	$3,799	$8,632
Net cash provided by (used in) operating activities	29,599	5,493	(1,150)	(11,175)	(40,331)
Net cash (used in) provided by investing activities	(10,399)	(9,428)	(29,659)	561	9,581
Net cash provided by (used in) financing activities	1,957	(5,454)	45,747	4,280	(7,582)

(1)
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations, using the modified prospective transition method and therefore have not restated prior periods’ results. Prior to the adoption of SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures — an Amendment of FASB Statement No. 123.” Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under employee stock purchase plans for any periods prior to January 1, 2006.

(2)
Prior to 2006, direct cost of network and sales did not include amortization of purchased technology and such amounts were included in depreciation and amortization. In accordance with Question 17 of the Financial Accounting Standards Board (FASB) Implementation Guide to Statement of Financial Accounting Standard (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” we have reclassified these costs from “Depreciation and amortization” to “Direct cost of network and sales”. These reclassifications had no effect on previously reported operating loss or net loss.

(3)
In August 2003, we completed a private placement of our common stock, which resulted in a decrease of the conversion price of our series A preferred stock to $9.50 per share and an increase in the number of shares of common stock issuable upon conversion of all shares of series A preferred stock by 3.5 million shares. We recorded a deemed dividend of $34.6 million in connection with the conversion price adjustment, which is attributable to the additional incremental number of shares of common stock issuable upon conversion of our series A preferred stock.

(4)	Adjusted to reflect the one-for-ten reverse stock split of our common stock on July 11, 2006.

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

Overview

We market products and services that provide managed and premise-based IP and route optimization technologies that enable business-critical applications such as e-commerce, CRM, video and audio streaming, VoIP, VPNs, and supply chain management. Our core IP connectivity services and route control technology product and service offerings are complemented by IP access solutions such as data center services, CDN and managed security. At December 31, 2006, we delivered services through our 43 network access points, across North America, London, and the Asia-Pacific region including Tokyo, Japan and Sydney, Australia. Our Private Network Access Points (P-NAP) feature direct high-speed connections to major Internet backbones such as AT&T, Sprint, Verizon, Savvis, Global Crossing Telecommunications and Level 3 Communications.

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

We believe our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. We serve customers in a variety of industries including financial services, entertainment and media, travel, e-commerce, retail and technology. As of December 31, 2006, we provided our services to more than 2,250 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

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

•
Our success in executing our premium pricing strategy depends, to a significant degree, on our ability to differentiate our connectivity solutions from lower cost alternatives. The key measures of our success in achieving this differentiation are revenue and customer growth. During 2006, we added more than 180 net new customers, bringing our total to more than 2,250 enterprise customers as of December 31, 2006. Revenue for the year ended December 31, 2006 increased 18% to $181.4 million, compared to revenue of $153.7 million for the year ended December 31, 2005.

•
Solidified management team is focused on achieving profitability and revenue by leveraging operating efficiencies. In November 2005, James P. DeBlasio, a 20-year technology veteran and former Lucent executive, was appointed CEO. Throughout 2006, our management team implemented a renewed emphasis on aggressive cost containment with a focus on reducing net losses and driving gross profit to achieve cost savings to benefit gross profit to improve stockholder value.

•
We intend to increase revenue by leveraging the capabilities of our existing network access points. In our existing markets, we realize incremental margins as new customers are added. Additional volume in an existing market allows improved utilization of existing facilities and an improved ability to cost-effectively predict and acquire additional network capacity. The company experienced a net increase in customers from 2005 to 2006. Conversely, decreases in the number of customers in an established market lead to decreased facility utilization and increase the possibility that direct network resources are not cost-efficiently employed. These factors have a direct bearing on our financial position and results of operations.

•
Approximately two-thirds of our new monthly recurring revenue is from new customers. Selling new monthly recurring revenue to new customers allows us to expand our customer base, as well as guard against customer loss.

•
While we have limited traditional advertising over the past year, we are focused on increasing brand awareness through appropriate marketing vehicles. We will continue to develop integrated marketing campaigns that identify qualified leads, generate interest and promote business benefits among key audiences. We will also conduct public relations efforts focused on securing third party recognition of our products and services from the media and industry analysts. Our marketing organization is also responsible for creating our product strategy based upon primary and secondary market research and the advancement of new technologies.

Recent Developments

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

VitalStream acquisition. On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc., or VitalStream, in an all-stock transaction to be accounted for using the purchase method of accounting for business combinations. The transaction was consummated on February 20, 2007. Under the terms of the agreement, VitalStream stockholders received, at a fixed exchange ratio, 0.5132 shares of our common stock for every share of VitalStream common stock in a tax-free exchange. As a result, we issued approximately 12.2 million shares of common stock to VitalStream stockholders, which represented approximately 25% of our outstanding shares. We also assumed outstanding options for the purchase of shares of VitalStream common stock, converted into options to purchase approximately 1.5 million shares of Internap common stock.  The purchase price for the acquisition includes the estimated fair value of our common stock issued, stock options assumed, and estimated direct transaction costs. We derived the values using an average market price per share of our common stock of $16.40, which was based on an average of the closing prices for a range of trading days from October 6, 2006 through October 16, 2006 around October 12, 2006, which was the announcement date of the proposed transaction. The preliminary purchase price of $222.0 million was determined based upon the number of VitalStream shares and options outstanding at the closing date of February 20, 2007 and taking into consideration estimated direct transaction costs.

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

We recognize revenue when persuasive evidence of an arrangement exists, the product, service or software license has been provided, the fees are fixed or determinable and collectibility is probable. Contracts and sales or purchase orders are generally used to determine the existence of an arrangement. We test for availability or use shipping documents when applicable to verify delivery of our services, products or software licenses. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Deferred revenue consists of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period. Revenue associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship (generally two years), as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis. Deferred post-contract customer support, or PCS, associated with sales of our FCP solution and similar products are amortized ratably over the contract period, which is generally one year.

Customer credit risk. We routinely review the creditworthiness of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on management's best understanding of the customer’s ability to pay. Customer’s ability to pay takes into consideration payment history, legal status (i.e., bankruptcy), and the status of services we are providing.  Once all collection efforts have been exhausted, we write the uncollectible balance off against the allowance for doubtful accounts. We also estimate a reserve for sales adjustments, which reduces net accounts receivable and revenue. The reserve for sales adjustments is based upon specific and general customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity.  If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer's credit risk, additional allowances may be required.

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

Investments. We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost-basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred, based on available data, the cost basis is reduced and an investment loss is recorded. We have a $1.2 million equity investment at December 31, 2006 in Aventail Corporation, or Aventail, a privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. The carrying value of our investment in Aventail is recorded in non-current investments in our consolidated balance sheet.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2006, Internap Japan Co, Ltd. (Internap Japan), our joint venture with NTT-ME Corporation of Japan and another NTT affiliate, qualifies for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the consolidated balance sheets as a component of non-current investments and as other income, net on the consolidated statement of operations.

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

Accruals for disputed telecommunication costs. In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provision services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. For potential billing errors made in the vendor’s favor, for example a duplicate billing, we initiate a formal dispute with the vendor and record the related cost and liability on a range of 5% to 100% of the disputed amount, depending on our assessment of the likely outcome of the dispute. Conversely, for billing errors in our favor, such as the vendor’s failure to invoice us for new service, we record an estimate for the related cost and liability based on the full amount that we should have been invoiced. Disputed costs, both in the vendors’ favor and our favor, are researched and discussed with vendors on an ongoing basis until ultimately resolved. Estimates are periodically reviewed by management and modified in light of new information or developments, if any. Conversely, any resolved disputes that will result in a credit over the disputed amounts are recognized in the appropriate month when the resolution has been determined. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

Accrued liabilities. Similar to accruals for disputed telecommunications costs above, it is necessary for us to estimate other significant costs such as utilities and sales, use, telecommunications and other taxes. These estimates are often necessary either because invoices for services are not received on a timely basis from our vendors or by virtue of the complexity surrounding the costs. In every instance in which an estimate is necessary, we record the related cost and liability based on all available facts and circumstances, including but not limited to historical trends, related usage, forecasts and quotes. Management periodically reviews and modifies estimates in light of new information or developments, if any. Because estimates regarding accrued liabilities include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

Restructuring liability. When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management's best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management's estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect our results of operations. A 10% change in our restructuring estimates in a future period, compared to the $4.8 million restructuring liability at December 31, 2006 would result in an $0.5 million expense or benefit in the statement of operations during the period in which the change in estimate occurred.

Deferred taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Since inception, we have recorded a valuation allowance equal to our net deferred tax assets. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3, was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are continuing to evaluate the possible impact of FIN 48, on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of the error quantified as the amount by which the current year income statement was misstated (rollover method) or the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. We do not have any defined benefit pension or postretirement plans that are subject to SFAS No. 158. As such, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of the standard is optional and may be adpoted beginning in the first quarter of 2007. We are currently evaluating the possible impact of adopting SFAS No. 159 on our consolidated financial statements.

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

Direct cost of network and sales is comprised primarily of:

•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;

•	costs incurred for providing additional third party services to our customers;

•	costs incurred for providing additional third party services to our customers;

•	costs of Flow Control Platform solution and similar products sold and;

•	amortization of technology-based intangible assets.

To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct cost of network and sales does not include compensation, depreciation or amortization other than the amortization of technology based intangible assets.

Direct cost of customer support consists primarily of employee compensation costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in direct cost of customer support.

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

Liquidity. Although we have been in existence since 1996, we have experienced significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the year ended December 31, 2006 we recognized net income in each quarter with year to date net income of $3.7 million. As of December 31, 2006, our accumulated deficit was $856.5 million. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms.

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenue	100%	100%	100%

Costs and expense:
Direct cost of network and sales, exclusive of depreciation and amortization shown below	54	54	54
Direct cost of customer support	6	7	7
Product development	3	3	4
Sales and marketing	15	17	16
General and administrative	12	13	17
Depreciation and amortization	9	9	11
Other operating costs and expense	—	—	3
Total operating costs and expense	99	103	112

Income (loss) from operations	1	(3)	(12)

Total other (income) expense, net	(1)	—	—

Net income (loss)	2%	(3)%	(12)%

 Years Ended December 31, 2006 and 2005

Revenue. Revenue for 2006 increased $27.7 million, or 18%, from $153.7 million for the year ended December 31, 2005 to $181.4 million summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005
Revenue:
Internet protocol (IP) services	$104,393	$99,848
Data center services	53,996	36,226
Other/reseller services	22,986	17,643
	$181,375	$153,717

The revenue increase is primarily attributable to growth in new and existing data center customers, resulting in an increase in data center services revenue of $17.8 million or 49% to $54.0 million. Revenue growth is facilitated in part by the continued expansion of our available data center space and our continued efforts to bundle our IP and data center services. The demand for data center services has outpaced industry-wide supply, which has allowed us to increase the overall pricing for the data center component of our pricing models.

Demand for IP traffic also continues to increase but with declining prices. During the year ended December 31, 2006, IP traffic over our networks increased approximately 83% from the year ended December 31, 2005. The increase in IP traffic has come as both existing and new customers require greater overall capacity due to growth in the usage of their applications as well as in the nature of applications consuming greater amounts of bandwidth. In particular, we added a number of high-traffic customers through competitive IP pricing and minimum commitments during the year ended December 31, 2006. Overall, revenue from IP connectivity services increased $4.5 million, or 5%, to $104.4 million for the year ended December 31, 2006.

Similar to past years, revenue for the three months ending December 31, 2006 was also modestly enhanced by our customers’ increased holiday traffic. Other/reseller services are specifically influenced by “bursting rates” for exceeding rate caps or usage limits in the fourth quarter of the year. Other/reseller services also include a recovery of revenue previously reserved as uncollectible also contributed to the increase in IP revenue for 2006.

As of December 31, 2006, our customer base totaled more than 2,250 customers across our 22 metropolitan markets.

Direct cost of network and sales. Direct cost of network and sales increased from $82.5 million for the year ended December 31, 2005 to $97.9 million for the year ended December 31, 2006, representing an increase of 19%. The increase of $15.4 million in direct cost of network and sales was largely related to variable cost components associated with revenue growth. However, we have also had significant increases in fixed cost components as we have upgraded our P-NAP facilities and expanded data centers for customer growth. The primary components of the increase in direct costs include $11.2 million for data centers, $2.5 million for content delivery, or CDN, services, and $1.4 million related to IP services. Costs for IP services are especially subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities. CDN, Edge Appliance and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during 2007 with any revenue increases. In addition, data center services give us access to new customers to whom we can bundle hosting and connectivity services together, potentially generating greater profitability. At December 31, 2006, we had approximately 149,000 square feet of data center space with a utilization rate of approximately 79%, as compared to approximately 124,000 square feet of data center space with a utilization rate of approximately 76% at December 31, 2005.

Other operating expenses. Compensation and facilities-related costs have a pervasive impact on operating expenses other than direct cost of network and sales. After direct cost of network and sales, compensation and benefits are our most significant expense. Cash-basis compensation and benefits were $42.9 million for both the years ended December 31, 2006 and 2005, which reflects a net increase in commissions of $1.6 million offset by a $1.0 million decrease in salaries and wages and a $0.6 million decrease in employee benefits. The increase in commissions is revenue driven while the decreases in compensation and benefits reflect a consistent headcount of approximately 330 full-time employees compared to December 31, 2005 and favorable experience on self-insured medical claims. Compensation for the year ended December 31, 2006 also includes a substantial increase in employee bonuses over the year ended December 31, 2005.

As discussed in note 2 of the consolidated financial statements, we adopted SFAS No. 123R on January 1, 2006. Accordingly, total operating costs and expense and net income for 2006 includes stock-based compensation expense in the following amounts:

Direct cost of customer support	$1,102
Product development	628
Sales and marketing	2,145
General and administrative	2,067
Total stock-based compensation	$5,942

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

Pro forma stock-based compensation expense as previously reported for 2005 was $9.7 million. The decrease of $3.8 million in recorded stock-based compensation expense for the year ended December 31, 2006 compared to the pro forma stock-based compensation expense for the year ended December 31, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation of Mr. Gregory Peters, our former Chief Executive Officer, thus reducing the number of outstanding stock options for determining comparative stock-based compensation expense for the year ended December 31, 2006.

Overall, facility and related costs, including repairs and maintenance, communications and office supplies but excluding direct cost of network and sales, decreased $0.9 million, or 13%, to $6.0 million for the year ended December 31, 2006 compared $6.9 million for the year ended December 31, 2005. Facility costs decreased $0.7 million in sales and marketing and $0.9 million in general and administrative primarily through consolidation and cost containment efforts.

Other significant operating costs are discussed with the financial statement captions below:

Direct cost of customer support. Direct cost of customer support increased 8% from $10.7 million for the year ended December 31, 2005 to $11.6 million for the year ended December 31, 2006. The increase of $0.9 million was primarily due to increases in costs related to stock-based compensation of $1.1 million, offset by decreased compensation and employee benefits of $0.7 million, as discussed above. In addition, facilities and related expenses increased $0.7 million based on more accurate data for allocation of costs, primarily from sales and marketing.

Product development. Product development costs for the year ended December 31, 2006 decreased 8% to $4.5 million from $4.9 million for the year ended December 31, 2005. The decrease of $0.4 million is attributable to decreases in costs related to compensation and employee benefits of $0.5 million, outside professional services of $0.5 million and training expenses of $0.1 million. The decreases were offset by an increase in stock-based compensation expense of $0.6 million for the year ended December 31, 2006, as discussed above. The decrease in compensation and employee benefits partially reflects the redeployment of technical resources from product support to internal network support, which is accounted for in general and administrative expense. The decrease in outside professional services is primarily due to a specific project in 2005.

Sales and marketing. Sales and marketing costs for the year ended December 31, 2006 increased 5% to $27.2 million from $25.9 million for the year ended December 31, 2005. The net increase of $1.3 million was primarily due to increases in stock-based compensation expense of $2.1 million and commissions of $1.6 million, offset by decreases in compensation and employee benefits expenses of $1.4 million, all of which were discussed above. Also, as discussed with direct cost of customer support above, facilities and related expenses decreased $0.7 million largely due to more accurate data allocations of expenses to direct cost of customer support.

Outside professional services decreased $0.3 million and travel, entertainment and training expenses decreased $0.2 million. The decreases in outside professional services and training are the result of better utilization of internal resources while the decrease in travel and entertainment resulted from an effort to reduce less-essential travel. All of these reductions were partially offset by an increase of $0.3 million in marketing and advertising efforts during the year ended December 31, 2006.

General and administrative. General and administrative costs for the year ended December 31, 2006 increased 10% to $22.1 million from $20.1 million for the year ended December 31, 2005. The increase of $2.0 million reflects a $2.4 million increase in taxes (non-income based), licenses, and fees, a $2.1 million increase in stock-based compensation expense and a $1.1 million increase in compensation and employee benefits. These increases were offset by decreases in outside professional services of $0.9 million, bad debt expense of $0.9 million, facility and related expense of $0.9 million, a reduction of insurance and administrative expense of $0.3 million and a reduction of training expense of $0.2 million. Part of the increase in cash-basis compensation and benefits is the redeployment of technical resources from product support as noted under the caption product development above.

The increase in taxes, licenses and fees is principally related to a March 2005 reduction in an accrual for an assessment of $1.4 million, including interest and penalties, received in July 2004 from the New York State Department of Taxation and Finance. The New York assessment resulted from an audit of our state franchise tax returns for the years 2000-2002. In March 2005, New York State Department of Taxation and Finance reduced the assessment to $0.1 million, including interest, and waived penalties.

The increases in compensation and benefits, including stock-based compensation, and the decrease in facility-related costs are discussed above. In addition, the decrease in outside professional services can be attributed to a number of factors, including focused cost control and better utilization of internal resources. Professional services for the year ended December 31, 2006 also includes $0.6 million related to an abandoned corporate development project.

Depreciation and amortization. Depreciation and amortization, including other intangible assets, for the year ended December 31, 2006 increased 8% to $15.9 million compared to $14.7 million for the year ended December 31, 2005. The increase of $1.2 million was primarily attributed to an increased depreciable base of assets as we upgraded our P-NAP facilities and continue to expand our data center facilities.

Income taxes. The provision for income taxes reflects alternative minimum taxes as we have become profitable during the year ended December 31, 2006. We continue to maintain a full valuation allowance against our deferred tax assets of approximately $172.9 million, consisting primarily of net operating loss carry-forwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carry-forwards to the extent available to reduce cash outflows for income taxes.

Years Ended December 31, 2005 and 2004

Revenue. Revenue for 2005 increased $9.1 million, or 6%, from $144.5 million for the year ended December 31, 2004 to $153.7 million for the year ended December 31, 2005 summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004
Revenue:
IP Services	$99,848	$101,103
Data Center Services	36,226	25,737
Other/Reseller Services	17,643	17,706
	$153,717	$144,546

The increase in total revenue was primarily attributable to increases in data center services revenue of $10.5 million, or 41%, to $36.2 million. This increase principally results from growth in new and existing customers as we have expanded our available data center space. A generally positive technology services environment along with a continued focus on selling and managing data center services also contributed to the revenue increase compared to the year ended December 31, 2004. Similar to past years, revenue for the three months ending December 31, 2005 was also modestly enhanced by our customers’ increased holiday traffic, much of which was subject to “bursting rates” for exceeding rate caps. Revenue from our Edge Appliance products, included in other/reseller services, contributed $4.2 million of revenue for the year ended December 31, 2005 compared to $2.7 million for the prior year. Offsetting the increase in revenue from data center services and Edge Appliance products were decreases of $1.3 million from IP connectivity services and decreases of $0.9 million in non-recurring and other revenue. Although the number of IP customers and volume has increased during the year ended December 31, 2005, revenue from IP connectivity services continues to decrease as a result of repricing of our customer base. Other/reseller services also includes termination fees and service revenue from VPN, managed security, managing customer premise equipment, and data storage services.

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

Direct cost of network and sales. Direct cost of network and sales increased from $77.6 million for the year ended December 31, 2004 to $82.5 million for the year ended December 31, 2005, representing an increase of 6%.

The increase of $4.9 million in direct cost of network and sales was primarily due to increased costs related to expanded data centers, representing $10.7 million, offset by decreases in costs from our IP connectivity services of $3.5 million due to favorable contract negotiations with service providers and improved network efficiencies. The increase was also offset by decreased expenses related to P-NAP facility costs and decreased CDN expense of $1.1 million each.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables. Edge Appliance and CDN and other costs associated with reseller arrangements are generally variable in nature. We expect all of these costs to continue to increase during 2006 as revenue increases. Data center services provide us access to new customers in which we can bundle hosting and connectivity services together, potentially generating greater combined gross margins. At December 31, 2005, we had approximately 124,000 square feet of data center space with a utilization rate of approximately 76%.

Direct cost of customer support. Direct cost of customer support increased 5% from $10.2 million for the year ended December 31, 2004 to $10.7 million for the year ended December 31, 2005. This increase of $0.5 million is comparable to revenue growth and was primarily driven by compensation and benefits of $0.3 million for higher staffing levels, along with increases of $0.2 million in costs for outside professional services.

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

The reduction in taxes, licenses and fees related to the combination of an accrual in July 2004 for an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of our state franchise tax returns for the years 2000-2002 and a reduction of the accrual in April 2005 when we became aware that the assessment had been reduced to $0.1 million, including interest and with penalties waived. The substantial decrease from the original assessment was a result of including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York.

The decrease in outside professional services of $1.7 million is largely due to substantially less use of consultants and contractors in 2005 compared to the implementation of the Sarbanes-Oxley Act of 2002 and related initiatives in 2004. The improvement in facility and related costs are attributed to focused cost controls and a much more-centrally managed purchasing function. The reduction in bad debt expense is due largely to an accrual for a large customer balance in 2004 along with more favorable collections experience in 2005.

Depreciation and amortization. Depreciation and amortization, including non-technology-based other intangible assets, for the year ended December 31, 2005 decreased 5% to $14.7 million compared to $15.5 million for the year ended December 31, 2004. The decrease of $0.8 million was primarily due to assets becoming fully depreciated during 2005, which were not replaced by the same level of purchases of property and equipment as during prior years.

Restructuring cost. For the year ended December 31, 2005, we incurred less than $0.1 million of additional restructuring costs. These additional costs were primarily the result of a change in estimated expenses related to real estate obligations.

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

Liquidity and Capital Resources

Cash Flow for the Years Ended December 31, 2006, 2005, and 2004

Net cash from operating activities.

Net cash provided by operating activities was $29.6 million for the year ended December 31, 2006, and was primarily due to net income of $3.7 million adjusted for non-cash items of $25.4 million offset by changes in working capital items of $0.5 million. The changes in working capital items include net use of cash for accounts receivable of $1.7 million, inventory, prepaid expense and other assets of $1.8 million, and accrued restructuring of $1.5 million. These were offset by net sources of cash in accounts payable of $3.0 million, accrued liabilities of $1.4 million and deferred revenue of $1.1 million. The increase in receivables at December 31, 2006 compared to December 31, 2005 was related to the 18% increase in revenue. Quarterly days sales outstanding at December 31, 2006 decreased to 38 days from 43 days as of December 31, 2005. The increase in payables is primarily related to the timing of payments with the 2006 balance being consistent with our normal operating expenses and payment terms.

Net cash provided by operating activities was $5.5 million for the year ended December 31, 2005, and was primarily due to the net loss of $5.0 million adjusted for non-cash items of $19.7 million offset by changes in working capital items of $9.3 million. The changes in working capital items include net use of cash for accounts payable of $5.4 million, accounts receivable of $3.6 million, accrued restructuring of $1.9 million, and $0.2 million of inventory, prepaid expense and other assets. These were offset by net sources of cash in accrued liabilities of $0.8 million and deferred revenue of $1.0 million. The increase in receivables at December 31, 2005 compared to December 31, 2004 was related to the 6% increase in revenue. The decrease in payables is primarily related to a general decrease in expenses when compared to last year.

Net cash used in operating activities was $1.2 million for the year ended December 31, 2004, and was primarily due to the net loss of $18.1 million adjusted for non-cash items of $20.8 million offset by changes in working capital items of $3.9 million. The changes in working capital items include net use of cash for accounts receivable of $3.8 million, deferred revenue of $1.7 million, and accrued liabilities of $1.3 million. These were offset by net sources of cash in inventory, prepaid expense and other assets of $1.6 million, accounts payable of $0.9 million and accrued restructuring costs of $0.5 million. The increase in receivables at December 31, 2004 compared to December 31, 2003 was related to the 4% increase in revenue compared to the prior year as days sales outstanding increased to 41 days from 39 days as of December 31, 2004 and 2003, respectively. The increase in payables is primarily related to more stringent cash controls in 2004 compared to 2003.

Net cash from investing activities.

Net cash used in investing activities for the year ended December 31, 2006 was $10.4 million primarily due to capital expenditures of $13.4 million. Our capital expenditures were principally for upgrading our P-NAP facilities and the expansion of our data center facilities.

Net cash used in investing activities for the year ended December 31, 2005 was $9.4 million primarily due to capital expenditures of $10.2 million. Our capital expenditures were principally comprised of leasehold improvements related to the upgrade of several data center facilities.

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

Net cash from financing activities.

Net cash provided by financing activities for the year ended December 31, 2006 was $2.0 million. Cash provided by financing activities was primarily due to proceeds from stock options, employee stock purchase plan and exercise of warrants of $6.8 million offset by principal payments on a note payable of $4.4 million and payments on capital lease obligations of $0.5 million. As a result of these activities, we had $7.7 million in a note payable and $0.4 million in capital lease obligations as of December 31, 2006 with $4.7 million in the note payable and capital leases scheduled as due within the next 12 months.

Net cash used in financing activities for the year ended December 31, 2005 was $5.5 million. Cash used in financing activity included principal payments on notes payable of $6.5 million and payments on capital lease obligations of $0.5 million. These payments were partially offset by proceeds received from the exercise of stock options of $1.5 million. As a result of these activities, we had $12.0 million in notes payable and $0.8 million in capital lease obligations as of December 31.

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

On March 4, 2004, we sold 40.25 million shares of our common stock in a public offering at a purchase price of $1.50 per share, which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes primarily include capital investments in our network access point infrastructure and systems, expansion of data center facilities and repayment of debt and capital lease obligations. General corporate purposes could also include potential acquisitions of complementary businesses or technologies. In addition, we received $5.0 million from the exercise of stock options and warrants during the year ended December 31, 2004. Cash used in financing activities included $24.3 million toward reducing our notes payable and aforementioned capital lease obligations and $8.4 million to repay the outstanding balance on our revolving credit facility.

Liquidity.

We recorded net income of $3.7 million and a net loss of $5.0 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, our accumulated deficit was $856.5 million. We cannot guarantee that we will remain profitable given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we experienced positive operating cash flow for the year ended December 31, 2006, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. Furthermore, we cannot guarantee that we will continue to generate positive cash flow as we integrate VitalStream.  However,  we expect to meet our cash requirements in 2007 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities, and proceeds from our public offering in March of 2004. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all and provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $5.0 million credit facility will expire on December 27, 2007. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms, or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

Revolving credit facility.   At December 31, 2006, we had a $5.0 million revolving credit facility and a $17.5 million term loan under a loan and security agreement with a bank. The agreement was reviewed and amended as of December 27, 2006, to modify the amount available for borrowing under the revolving credit agreement from $10.0 million to $5.0 million with an additional $5.0 million available as needed, decrease the letter of credit sub-limit from $6.0 million to $4.7 million, extend the expiration date of the revolving credit facility from December 28, 2006 to December 27, 2007 and update the loan covenants.

Availability under the revolving credit facility is based on 85% of eligible accounts receivable. As of December 31, 2006, $3.9 million in letters of credit were issued, and we had available $1.1 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtedness. As of December 31, 2006, we were in compliance with the various loan covenants.

Note payable to financial institutions. The $17.5 million term loan discussed with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of $0.4 million for principal plus interest through September 1, 2008. The balance outstanding at December 31, 2006 was $7.7 million. Proceeds from the loan were used to purchase assets recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our assets, except patents.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at December 31, 2006 totaled $0.5 million.

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

The following table summarizes our credit obligations and future contractual commitments as of December 31, 2006 but does not include credit obligations or future contractual commitments assumed in the VitalStream acquisition consummated on February 20, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1- 3 Years	3-5 Years	More than 5 years

Note payable (1)	$7,656	$4,375	$3,281	$—	$—
Capital lease obligations (2)	456	367	89	—	—
Operating lease commitments	186,977	20,083	37,062	34,399	95,433
Service commitments	33,367	12,490	13,672	3,496	3,709

	$228,456	$37,315	$54,104	$37,895	$99,142

(1)	Note payable does not include interest expense of $0.4 million and $0.1 million due in less than one year and between one and three years, respectively.

(2)	Capital lease obligations include imputed interest expense of less than $0.1 million.

Common and preferred stock.

Our Certificate of Incorporation includes designation for 3.5 million shares of preferred stock. As of December 31, 2006, no shares of preferred stock were issued or outstanding.

We issued approximately 12.2 million shares of our common stock to the former stockholders of VitalStream in connection with the acquisition, which closed on February 20, 2007.

On July 10, 2006, we implemented a one-for-ten reverse stock split and amended our Certificate of Incorporation to reduce our authorized shares from 600 million to 60 million. The Company began trading on a post-reverse splt basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option data) have been retroactively adjusted for all periods presented to reflect this reverse split.

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

On March 4, 2004, we sold 4.03 million shares of our common stock in a public offering at a purchase price of $15.00 per share which resulted in net proceeds to us of $55.9 million, after deducting underwriting discounts and commissions and offering expense. We continue to use the net proceeds from the offering for general corporate purposes. General corporate purposes primarily include capital investments in our network access point infrastructure and systems, expansion of data center facilities and repayment of debt and capital lease obligations. General corporate purposes could also include potential acquisitions of complementary businesses or technologies.

Asset Impairment and Restructuring Costs

As described in Note 3 to the financial statements, we recognized an impairment charge of $0.3 million during the year ended December 31, 2006 for certain costs incurred on a new financial accounting system.  Additionally, we implemented significant restructuring plans in 2001 and 2002 that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. Additional charges have subsequently been incurred as we continued to evaluate our restructuring reserve. Nominal charges were recorded in the years ended December 31, 2006 and 2005 and net restructuring charges of $3.6 million were recorded during the year ended December 31, 2004. We may incur additional changes in future periods.

Off-balance sheet arrangements

As discussed in note 4 to the consolidated financial statements, we maintain a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation of Japan and another NTT affiliate. Due to certain minority interest protections afforded to our joint venture partners, we are unable to assert control over the joint venture's operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated.

As discussed in note 13 to the consolidated financial statements, warrants to purchase approximately 34,000 shares of our common stock at a weighted exercise price of $9.50 per share were outstanding as of December 31, 2006.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, we record them on the balance sheet at fair value.

Other investments. We have a $1.2 million equity investment in Aventail, a, privately held company, after reducing the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire investment in Aventail.

We have also invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and another NTT affiliate. This investment is accounted for using the equity-method and to date we have recognized $3.5 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services being offered by Internap Japan has not been proven and may never materialize.

Note payable. As of December 31, 2006, we had a note payable recorded at its present value of $7.7 million bearing a rate of interest which we believe is commensurate with its associated market risk.

Capital leases. As of December 31, 2006, we had capital leases recorded at $0.4 million reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facility. As of December 31, 2006, we had $1.1 million available under our revolving credit facility with a bank, and the balance outstanding under the $17.5 million term loan was $7.7 million. The interest rate for the loan was fixed at 7.5%. The interest rate under the revolving credit facility is variable and was 8.75% at December 31, 2006. We believe these interest rates are reasonable approximations of fair value and the market risk in minimal.

Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. The table below presents principal cash flows by expected maturity dates for our debt obligations that extend beyond one year as of December 31, 2006 (dollars in thousands):

	2007	2008	Fair Value
Long-term debt:
Term loan	$4,375	$3,281	$7,656
Interest rate	7.5%	7.5%	7.5%

Foreign currency risk. Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. We do not believe therefore, that we currently have any significant direct foreign currency exchange rate risk.

Inflation. The effect of inflation and changing prices on net sales and revenues and income from continuing operations has not been material to the company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, financial statement schedule, Report on Internal Controls Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm appear in Part IV of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or collusion. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, we can offer no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors and executive officers will be included in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K by reference.

Code of Conduct

We have adopted a code of conduct that applies to our officers and all of our employees, which includes an addendum that applies to our senior executive and financial officers. A copy of the code of conduct is available on our website at www.internap.com. We will furnish copies without charge upon request at the following address: Internap Network Services Corporation, Attn: General Counsel, 250 Williams Street, Atlanta, Georgia 30303.

If we make any amendments to the code of conduct other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from the addendum to this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a current report on Form 8-K filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the captions, “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report”contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, hereby is incorporated in this annual report on Form 10-K by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of the report:

(1)	Consolidated Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

(2)	Financial Statement Schedule.

The following financial statement schedule of the Company and its subsidiaries is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2006	S-1

(3)	Index to Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated October 12, 2006, by and among the Company, Ivy Acquisition Corp. and VitalStream Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 12, 2006).

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference herein to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on September 8, 2003, File No. 333-108573).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

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

10.21
Amended and Restated 2005 Incentive Stock Plan, dated March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006).+

10.22
Employment Agreement dated as of September 30, 2005 between the Company and James DeBlasio (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2005).

10.23	Amendment to Loan Documents dated as of September 28, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2005).

10.24	Limited Waiver and Amendment to Loan Documents dated November 3, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2005).

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

10.27
Employment Agreement dated as of February 1, 2004 between the Company and Eric Suddith (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006). +

10.28
Employment Agreement dated as of May 2, 2005 between the Company and Robert Smith (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006). +

10.29
Employment Agreement dated as of June 15, 2005 between the Company and Eric Klinker (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006). +

10.30
Amended and Restated 2004 Internap Network Services Corporation Employee Stock Purchase Plan, dated January 11, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006).+

10.31
Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006).+

10.32
Form of Stock Option Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006).+

10.33
Employment Agreement dated as of October 12, 2006 between the Company and Christopher Dion (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed on November 29, 2006, File No. 33-138993 ) +

10.34
Employment Agreement dated as of October 12, 2006 between the Company and Philip Kaplan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed on November 29, 2006, File No. 33-138993 ) +

10.35
Employment Agreement dated as of October 12, 2006 between the Company and Patrick Ritto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed on November 29, 2006, File No. 33-138993 ) +

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
Date: March 12, 2007

	By:	/s/ David A. Buckel
David A. Buckel Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James P. DeBlasio
James P. DeBlasio	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2007

/s/ Eugene Eidenberg
Eugene Eidenberg	Non-Executive Chairman	March 12, 2007

/s/ David A. Buckel
David A. Buckel	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ Charles B. Coe
Charles B. Coe	Director	March 12, 2007

/s/ William J. Harding
William J. Harding	Director	March 12, 2007

/s/ Fredric W. Harman
Fredric W. Harman	Director	March 12, 2007

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	March 12, 2007

/s/ Kevin L. Ober
Kevin L. Ober	Director	March 12, 2007

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Director	March 12, 2007

Internap Network Services Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Internap Network Services Corporation

We have completed integrated audits of Internap Network Services Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Network Services Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, GA
March 9, 20079

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue	$181,375	$153,717	$144,546
Costs and expense:
Direct cost of network and sales, exclusive of depreciation and amortization, shown below	97,854	82,535	77,569
Direct cost of customer support	11,566	10,670	10,180
Product development	4,475	4,864	6,412
Sales and marketing	27,173	25,864	23,411
General and administrative	22,104	20,096	24,772
Depreciation and amortization	15,856	14,737	15,461
Asset impairment and restructuring	323	44	3,644
Amortization of deferred stock compensation	—	60	—
Gain on disposals of property and equipment	(113)	(19)	(3)

Total operating costs and expense	179,238	158,851	161,446

Income (loss) from operations	2,137	(5,134)	(16,900)

Non-operating (income) expense:
Interest expense	883	1,373	1,981
Interest income	(2,305)	(1,284)	(665)
Other, net	(129)	(176)	(544)

Total non-operating (income) expense	(1,551)	(87)	772
Net income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	3,688	(5,047)	(17,672)
Provision for income taxes	145	—	—
Equity in (earnings) loss of equity-method investment, net of taxes	(114)	(83)	390
Net income (loss)	$3,657	$(4,964)	$(18,062)

Net income (loss) per share:
Basic	$0.11	$(0.15)	$(0.63)
Diluted	$0.10	$(0.15)	$(0.63)
Weighted average shares used in per share calculations
Basic	34,748	33,939	28,732
Diluted	35,739	33,939	28,732

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,591	$24,434
Short-term investments in marketable securities	13,291	16,060
Accounts receivable, net of allowance of $888 and $963, respectively	20,282	19,128
Inventory	474	779
Prepaid expenses and other assets	3,818	2,741

Total current assets	83,456	63,142

Property and equipment, net	47,493	50,072
Investments	2,135	1,999
Intangible assets, net	1,785	2,329
Goodwill	36,314	36,314
Deposits and other assets	2,519	1,513

Total assets	$173,702	$155,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, current portion	$4,375	$4,375
Accounts payable	8,776	5,766
Accrued liabilities	8,689	7,267
Deferred revenue, current portion	3,260	2,737
Capital lease obligations, current portion	347	559
Restructuring liability, current portion	1,400	1,202
Other current liabilities	84	—

Total current liabilities	26,931	21,906

Note payable, less current portion	3,281	7,656
Deferred revenue, less current portion	1,080	533
Capital lease obligations, less current portion	83	247
Restructuring liability, less current portion	3,384	5,075
Deferred rent	11,432	9,185
Other long-term liabilities	986	1,039

Total liabilities	47,177	45,641

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 3,500 shares designated, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 35,873 and 34,168 shares issued and outstanding, respectively	36	34
Additional paid-in capital	982,624	970,221
Deferred stock compensation	—	(420)
Accumulated deficit	(856,455)	(860,112)
Accumulated items of other comprehensive income	320	5

Total stockholders’ equity	126,525	109,728

Total liabilities and stockholders’ equity	$173,702	$155,369

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2006
(In thousands)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive	Total Stockholders’ Equity
Balance, December 31, 2003	1,751	$51,841	22,875	$23	$855,446	$—	$—	$(837,086)	$300	$70,524
Net loss	—	—	—	—	—	—	—	(18,062)	—	(18,062)
Change in unrealized gains and losses on investments	—	—	—	—	—	—	—	—	68	68
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	229	229
Total comprehensive loss										(17,765)
Conversion of Series A convertible preferred stock	(1,751)	(51,841)	5,900	6	51,835	—	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	4,025	4	55,928	—	—	—	—	55,932
Stock compensation plans activity	—	—	897	1	4,972	—	—	—	—	4,973
Exercise of warrants	—	—	118	—	74	—	—	—	—	74

Balance, December 31, 2004	—	—	33,815	34	968,255	—	—	(855,148)	597	113,738
Net loss	—	—	—	—	—	—	—	(4,964)	—	(4,964)
Change in unrealized gains and losses on investments	—	—	—	—	—	—	—	—	(118)	(118)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(474)	(474)
Total comprehensive loss										(5,556)
Deferred stock compensation grant	—	—	—	—	480	—	(480)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	60	—	—	60
Stock compensation plans activity	—	—	353	—	1,486	—	—	—	—	1,486

Balance, December 31, 2005	—	—	34,168	34	970,221	—	(420)	(860,112)	5	109,728
Net income	—	—	—	—	—	—	—	3,657	—	3,657
Change in unrealized gains and losses on investments	—	—	—	—	—	—	—	—	80	80
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	235	235
Total comprehensive income										3,972
Reclassification of deferred stock compensation resulting from implementation of SFAS No. 123R	—	—	—	—	(420)	—	420	—	—	—
Stock-based compensation	—	—	578	1	5,985	(395)	—	—	—	5,591
Stock compensation plans activity	—	—	576	1	3,030	395	—	—	—	3,426
Exercise of warrants	—	—	551	—	3,808	—	—	—	—	3,808

Balance, December 31, 2006	—	—	35,873	$36	$982,624	$—	$—	$(856,455)	$320	$126,525

See Note 2 for information on effect of 10-for-1 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$3,657	$(4,964)	$(18,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,372	15,314	16,040
Gain on disposal of property and equipment, net	(113)	(19)	(3)
Provision for doubtful accounts	548	1,431	2,415
Equity in (earnings) loss of equity-method investment	(114)	(83)	390
Non-cash changes in deferred rent	2,247	2,690	879
Stock-based compensation expense	5,942	75	—
Asset impairment	319	—	—
Lease incentives	—	713	—
Non-cash interest expense on capital lease obligations	—	—	904
Other, net	212	(397)	176
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	(3,616)	(3,771)
Inventory, prepaid expense and other assets	(1,778)	(170)	1,633
Accounts payable	3,010	(5,433)	851
Accrued liabilities	1,422	805	(1,316)
Deferred revenue	1,070	1,023	(1,743)
Accrued restructuring	(1,493)	(1,876)	457

Net cash flows provided by (used in) operating activities	29,599	5,493	(1,150)

Cash flows from investing activities:
Purchases of investments in marketable securities	(17,427)	(18,710)	(16,753)
Maturities of marketable securities	20,277	19,350	—
Purchases of property and equipment	(13,382)	(10,161)	(13,066)
Proceeds from disposal of property and equipment	133	17	51
Reduction of restricted cash	—	76	49
Other, net	—	—	60

Net cash flows (used in) provided by investing activities	(10,399)	(9,428)	(29,659)

INTERNAP NETWORK SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from financing activities:
Change in revolving credit facility	—	—	(8,392)
Proceeds from note payable	—	—	17,500
Principal payments on notes payable	(4,375)	(6,483)	(4,051)
Payments on capital lease obligations	(538)	(512)	(20,289)
Proceeds from issuance of common stock, net of issuance costs	—	—	55,932
Proceeds from exercise of warrants	3,808	—	74
Proceeds from exercise of stock options and employee stock purchase plan	3,031	1,471	4,973
Other, net	31	70	—

Net cash flows provided by (used in) financing activities	1,957	(5,454)	45,747

Net increase(decrease) in cash and cash equivalents	21,157	(9,389)	14,938
Cash and cash equivalents at beginning of period	24,434	33,823	18,885

Cash and cash equivalents at end of period	$45,591	$24,434	$33,823

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$793	$1,223	$1,767
Cash paid for taxes	149	—	—
Non-cash acquisition of property and equipment	162	971	1,597
Capitalized stock-based compensation	43	—	—
Conversion of preferred stock to common stock	—	—	51,841

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) market products and services that provide managed and premise-based Internet Protocol, or IP, and route optimization technologies that enable business-critical applications such as e-commerce, customer relationship management, or CRM, video and audio streaming, voice-over-IP, or VoIP, virtual private networks, or VPNs, and supply chain management. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks, or CDN and managed security. We deliver services through our 43 network access points across North America, London, and the Asia-Pacific region including Tokyo. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T, Sprint, Verizon, (formerly MCI), Savvis, Global Crossing Telecommunications and Level 3 Communications.

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, competition within the industry and technology trends.

Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the year ended December 31, 2006 we recognized net income in each quarter with year to date net income of $3.7 million. At December 31, 2006, our accumulated deficit was $856.5 million. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms.

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

Estimates and assumptions

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, cost-basis investments, intangible assets, stock-based compensation, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Investments in marketable securities

Marketable securities primarily include high credit quality corporate debt securities and U.S. Government Agency debt securities. Management determines the appropriate classification of marketable securities at the time of purchase. At December 31, 2006 and 2005, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Our marketable securities are reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other non-operating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

Other investments

We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. The recorded value of cost basis investments is periodically reviewed to determine the propriety of the recorded basis. When a decline in the value that is judged to be other than temporary has occurred based on available data, the cost basis is reduced and an investment loss is recorded. We have a $1.2 million equity investment at December 31, 2006 in Aventail Corporation, or Aventail, a privately held company, after having reduced the balance for an impairment loss of $4.8 million in 2001. The carrying value of our investment in Aventail is recorded in non-current investments in the accompanying consolidated balance sheet.

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2006, Internap Japan Co. Ltd., or Internap Japan, our joint venture with NTT-ME Corporation of Japan and another NTT affiliate, qualifies for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of Internap Japan’s income and losses, net of taxes, as separate caption in our consolidated statement of operations.

Fair value of financial instruments

Our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable, and capital lease obligations are carried at cost. The cost of our short-term financial instruments approximate fair value due to their relatively short maturities. Our marketable investments are designated as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. The carrying value of our long-term financial instruments, including note payable and capital lease obligations, approximate fair value as the interest rates approximate current market rates of similar debt obligations.

Management evaluates outstanding accounts receivable each period for collectibility. This evaluation involves assessing the aging of the amounts due to the Company and reviewing the credit-worthiness of customers. Based on this evaluation, we record an allowance for accounts receivable that are estimated to not be collectible.

Financial instrument credit risk

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

Inventory

Inventory is carried at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the production of our Flow Control Platform, or FCP, and our Flow Control Xcelerator, or FCX, solutions.

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

Costs of computer software development

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain direct costs incurred developing internal use software. We capitalized $0.9 million and $1.9 million in internal software development costs for the years ended December 31, 2006 and 2004, respectively. We did not capitalize any costs during the year ended December 31, 2005.

As of December 31, 2006 and 2005, the balance of unamortized software costs was $2.5 million and $1.9 million, respectively. The software has not been placed in service as of December 31, 2006, so no amortization expense has been recorded.

For the year ended December 31, 2005 we capitalized $0.5 million of costs for internally developed software in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” No amounts were capitalized for the years ended December 31, 2006 or 2004. As of December 31, 2006 and 2005, the balance of unamortized software costs was $0.2 million and $0.1 million, respectively and for the years ended December 31, 2006 and 2005, amortization expense was $0.2 million and $0.4 million, respectively.

Goodwill and other intangible assets

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We completed our annual goodwill impairment test as of August 1, 2006 and determined that the carrying amount of goodwill was not impaired.

Other acquired intangible assets, including developed technologies and patents, have finite lives and we have recorded these assets at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated economic useful life of the assets, which are three to seven years for developed technologies and fifteen years for patents.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that allows for a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). In 2006, the Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

SFAS No. 123(R) does not allow the recognition of a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company will recognize a benefit from stock-based compensation in equity if the excess tax benefit is realized by following the tax law ordering approach.

Treasury stock

As permitted by our stock-based compensation plans, we may, from time to time, acquire shares of treasury stock as payment of taxes due from employees for stock-based compensation. During 2006, shares of treasury stock were acquired as payment of taxes and subsequently reissued as part of our stock-based compensation plans. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

Reverse stock split

On July 10, 2006, we implemented a one-for-ten reverse stock split on our common stock and amended our Certificate of Incorporation to reduce our authorized shares from 600 million to 60 million. We began trading on a post reverse split basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option data) have been retroactively adjusted for all periods presented to reflect this reverse split.

Revenue recognition and concentration of credit risk

The majority of our revenue is derived from high-performance Internet connectivity and related data center services. Our revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and other ancillary services. Ancillary services include data center services, content delivery network, or CDN, services, server management and installation services, virtual private networking services, managed security services, data backup, remote storage and restoration services. We also offer T-1 and fractional DS-3 connections at fixed rates.

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

Deferred revenue consists of revenue for services to be delivered in the future and consist primarily of advance billings, which are amortized over the respective service period. Revenue associated with billings for installation of customer network equipment are deferred and amortized over the estimated life of the customer relationship, which is generally two years, as the installation service is integral to our primary service offering and does not have value to a customer on a stand-alone basis. Deferred post-contract customer support associated with sales of our FCP solution and similar products are amortized ratably over the contract period, which is generally one year.

We routinely review the creditworthiness and payment status of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until cash has been collected. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on management's best understanding of our customers' ability to pay and their payment status. Customers' ability to pay takes into consideration payment history, legal status (i.e., bankruptcy), and the status of services we are providing. We assess the payment status of customers by reference to the terms under which services or goods are provided with any payments not made on or before their due date considered past-due. Once all collection efforts have been exhausted, we write the uncollectible balance off against the allowance for doubtful accounts. We also estimate a reserve for sales adjustments, which reduces net accounts receivable and revenue. The reserve for sales adjustments is based upon specific and general customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers were to deteriorate, or management becomes aware of new information impacting a customer's credit risk, additional allowances may be required.

Research and product development costs

Product development costs are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Such costs that do not qualify for capitalization as software development are expensed as incurred. Research and development costs, which are included in product development cost and are expensed as incurred, primarily consist of compensation related to our development and enhancement of IP Routing Technology, the FCP and BusinessNet acceleration technologies. Research and development costs were $2.4 million, $2.9 million and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Advertising costs

We expense all advertising costs as they are incurred. Advertising costs for 2006, 2005 and 2004 were $1.3 million, $0.2 million and $1.3 million, respectively.

Net income (loss) per share

Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and windfall tax benefits, if any, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net income (loss) per share if their effect is antidilutive.

Basic and diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004 are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$3,657	$(4,964)	$(18,062)

Weighted average shares used in per share calculations
Basic	34,748	33,939	28,732
Diluted	35,739	33,939	28,732

Net income (loss) per share:
Basic	$0.11	$(0.15)	$(0.63)
Diluted	$0.10	$(0.15)	$(0.63)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock	1,408	35,562	43,949
Restricted stock	—	1,000	—
Warrants to purchase common stock	—	14,998	14,998

	1,408	51,560	58,947

Reclassifications

In 2005 and 2004, direct cost of network and sales did not include amortization of purchased technology and such amounts were included in depreciation and amortization. In accordance with Question 17 of the Financial Accounting Standards Board (FASB) Implementation Guide to Statement of Financial Accounting Standard (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” we have reclassified these costs from “Depreciation and amortization” to “Direct cost of network and sales” in the accompanying Condensed Consolidated Statements of Operations with the following effect (in thousands):

	Year Ended December 31,
	2005	2004

Direct cost of network and sales, exclusive of depreciation and amortization show below:
Previously reported	$81,958	$76,990
Reclassification	577	579
As reclassified	$82,535	$77,569

Depreciation and amortization:
Previously reported	$15,314	$16,040
Reclassification	(577)	(579)
As Reclassified	$14,737	$15,461

These reclassifications had no effect on previously reported operating loss or net loss.

Segment information

We use the management approach for determining which, if any, of our products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Since the sale of products and the related assets comprise less than 10% of our total revenue and total assets, respectively, management does not disaggregate its business for internal reporting and therefore presents a single business segment. Through December 31, 2006, neither revenue generated nor long-lived assets located outside the United States were significant (all less than 10%).

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are continuing to evaluate the possible impact of FIN 48, on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of the error quantified as the amount by which the current year income statement was misstated (rollover method) or the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. We do not have any defined benefit pension or postretirement plans that are subject to SFAS No. 158. As such, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of the standard is optional and may be adpoted beginning in the first quarter of 2007. We are currently evaluating the possible impact of adopting SFAS No. 159 on our consolidated financial statements.

3.	ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In 2004, we began the implementation of a new financial system. In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the system implementation were capitalized. Implementation of the financial system was suspended at the end of 2004, and resumed during 2006 with a new vendor to assist in the initial phase of the implementation. During the 2006 implementation process and as part of our periodic evaluation of the carrying value of long-lived assets, management evaluated the carrying value of the costs capitalized during the 2004 implementation in accordance with the guidance provided by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We determined that due to the selection of a new implementation vendor, process changes resulting from internal reorganizations and new procedures established to comply with the Sarbanes-Oxley Act of 2002, some of the work completed during the 2004 implementation would no longer be used and that the related carrying value of the capitalized costs was not recoverable. As such, management recognized an impairment charge of $0.3 million during the year ended December 31, 2006.

In 2001 and 2002, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. Additional related charges have subsequently been incurred as we continued to evaluate our restructuring reserve.

In 2006, we recorded a nominal charge for net changes in estimated expenses related to real estate obligations. The following table displays the activity and balances for restructuring activity for 2006 (in thousands):

	December 31, 2005 Restructuring Liability	Restructuring Charges	Cash Reductions	December 31 2006 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$6,277	$4	$(1,497)	$4,784

In 2005, we recorded net charges totaling less than $0.1 million primarily for changes in estimated expenses related to real estate obligations. The following table displays the activity and balances for restructuring and asset impairment activity for 2005 (in thousands):

	December 31, 2004 Restructuring Liability	Restructuring Charges	Cash Reductions	December 31 2005 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$8,153	$44	$(1,920)	$6,277

In 2004, we incurred net additional restructuring costs of $3.6 million as a result of a comprehensive analysis of the remaining accrued restructuring liability. After reviewing the analysis, management concluded that subleasing the facilities remaining in the restructuring accrual took longer than expected to sublease and those that were subleased resulted in lower than expected sublease rates. Consequently, the projected obligations exceeded the unadjusted liability by $5.3 million over the remaining lease terms, with the last commitment expiring in July 2015. During the quarter ended September 30, 2004, all other remaining contractual obligations for network infrastructure and other costs included in the restructuring were satisfied and we reduced the remaining recorded liability for the obligations from $1.7 million to zero. The following table displays the activity and balances for restructuring and asset impairment activity for 2004 (in thousands):

	December 31, 2003 Restructuring Liability	Restructuring Charges (Benefit)	Cash Reductions	December 31 2004 Restructuring Liability
Restructuring costs activity for 2001 restructuring charge:
Real estate obligations	$5,843	$5,323	$(3,013)	$8,153
Network infrastructure obligations	1,125	(951)	(174)	—
Other	867	(867)	—	—
	7,835	3,505	(3,187)	8,153
Net asset write-downs for 2002 restructuring charge	(139)	139	—	—
	$7,696	$3,644	$(3,187)	$8,153

Of the $5.3 million recorded during 2004 as additional real estate restructuring charges, $3.0 million related to the direct cost of revenue and $2.3 million related to general and administrative costs.

4.	INVESTMENTS

Investments in marketable securities primarily include high credit quality corporate debt securities and U.S. Government Agency debt securities. These investments are classified as available-for-sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. All proceeds were from the maturity of the securities, not from sales.  Accordingly, we have not recognized any realized gains or losses.

Summaries of our investments in marketable securities are as follows (in thousands):

	As of Ended December 31, 2006
	Cost Basis	Unrealized Gain	Recorded Value

Short-term investments in marketable securities	$13,264	$27	$13,291

	As of Ended December 31, 2005
	Cost Basis	Unrealized Loss	Recorded Value

Short-term investments in marketable securities	$16,113	$(53)	$16,060

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

Our investment activity in the joint venture is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Investment Balance, January 1,	$823	$861	$1,195
Proportional share of net income (loss)	114	83	(390)
Unrealized foreign currency translation gain (loss), net	21	(121)	56
Investment Balance, December 31,	$958	$823	$861

We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. On February 22, 2000, pursuant to an investment agreement, we purchased 588,236 shares of Aventail series D preferred stock at $10.20 per share for a total cash investment of $6.0 million. Aventail is a privately held enterprise for which no active market for its securities exists. In connection with Aventail’s 2001 round of financing, we concluded that our investment in Aventail had experienced a decline in value that was other than temporary. As a result, during 2001 we recognized a $4.8 million loss on investment when we reduced its recorded basis to $1.2 million, which remains its basis as of December 31, 2006.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Network equipment	$65,430	$67,186
Network equipment under capital lease	1,596	1,596
Furniture, equipment and software	31,712	30,393
Leasehold improvements	100,024	94,583
Property and equipment, gross	198,762	193,758
Less: Accumulated depreciation and amortization ($1,375 and $843 related to capital leases at December 31, 2006 and 2005, respectively)	(151,269)	(143,686)
	$47,493	$50,072

During 2006 and 2005, $8.6 million and $8.4 million, respectively, of fully depreciated assets were retired. In conjunction with the ongoing analysis of our property and equipment, we identified certain assets, initially classified predominantly as network equipment, that are more characteristic of infrastructure. As of December 31, 2005, $20.3 million and $1.2 million, representing the cost basis initially recorded in network equipment and furniture, equipment and software, respectively, were reclassified to leasehold improvements. These reclassifications had no effect on previously reported balance sheets, depreciable lives or operations.

Depreciation and amortization of property and equipment associated with direct cost of network and sales and other depreciation expense is summarized as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Direct cost of network and sales	$13,250	$11,804	$10,898
Other depreciation and amortization	2,606	2,933	4,563
Subtotal	15,856	14,737	15,461
Amortization of purchased technology, included in direct cost of network and sales	516	577	579
Total deprecation and amortization	$16,372	$15,314	$16,040

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

We perform our annual goodwill impairment test as of August 1 of each calendar year and estimated the fair value of our reporting units utilizing a discounted cash flow method. Based on the results of these analyses our goodwill was not impaired as of August 1, 2006.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by us. As of December 31, 2006 and 2005, the recorded amount of goodwill totaled $36.3 million.

Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expense. We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142 “Goodwill and Other Intangible Assets.”

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$14,518	$(14,291)	$14,518	$(14,263)
Technology based	5,911	(4,353)	5,911	(3,837)
	$20,429	$(18,644)	$20,429	$(18,100)

Amortization expense for identifiable intangible assets during 2006, 2005 and 2004 was $0.5 million, $0.6 million and $0.6 million, respectively. Estimated amortization expense for the next five years is as follows as of December 31, 2006 (in thousands):

2007	$443
2008	443
2009	443
2010	339
2011	28
Thereafter	89
$1,785

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Taxes	$2,005	$1,753
Compensation payable	4,075	2,463
Network commitments	520	305
Insurance payable	38	639
Other	2,051	2,107
	$8,689	$7,267

8.	REVOLVING CREDIT FACILITY AND NOTE PAYABLE

At December 31, 2006, we had a $5.0 million revolving credit facility and a $17.5 million term loan (note payable) under a loan and security agreement with a bank. The agreement was amended as of December 27, 2006, to modify the amount available for borrowing under the revolving credit agreement from $10.0 million to $5.0 million with an additional $5.0 million available as needed, decrease the letter of credit sub-limit from $6.0 million to $4.7 million, extend the expiration date of the revolving credit facility from December 28, 2006 to December 27, 2007 and update the loan covenants. The interest rate on the revolving credit was set to the bank’s prime rate.

Availability under the revolving credit facility is based on 85% of eligible accounts receivable. As of December 31, 2006, $3.9 million of letters of credit were issued, and we had available $1.1 million in borrowing capacity under the revolving credit facility. The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtedness.

The note payable under the security agreement described above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of principal plus interest through September 1, 2008. The loan was used to purchase assets previously recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is collateralized by all of our assets, except patents. The balance outstanding under the note payable was $7.7 million and $12.0 million at December 31, 2006 and 2005, respectively.

The maturity of the note payable at December 31, 2006 is as follows (in thousands):

2007	$4,375
2008	3,281
Total maturities and principal payments	7,656
Less: current portion	(4,375)
$3,281

The carrying value of our note payable as of December 31, 2006, approximates fair value as the interest rates approximate current market rates of similar debt obligations.

9.	CAPITAL LEASES

Capital lease obligations and the leased property and equipment are recorded at acquisition at the present value of future lease payments based upon the terms of the related lease agreement. As of December 31, 2006, our capital leases have expiration dates ranging from June 2007 to May 2009.

Future minimum capital lease payments together with the present value of the minimum lease payments as of December 31, 2006, are as follows (in thousands):

2007	$367
2008	63
2009	26
Remaining capital lease payments	456
Less: amounts representing imputed interest	(26)
Present value of minimum lease payments	430
Less: current portion	(347)
$83

10.	INCOME TAXES

The current and deferred income tax provisions were as follows for the years ended December 31, 2005 and 2006 (in thousands):

	Year Ended December 31,
	2006	2005
Current
Federal	$145	$—
State	—	—
Total current	145	—
Deferred
Federal	—	—
State	—	—
Total deferred	—	—
Income tax provision	$145	$—

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Year Ending December 31,
	2006	2005	2004
Federal income tax (benefit) at statutory rates	34%	(34%)	(34%)
State income tax (benefit)	4%	(4%)	(4%)
Nondeductible Stock Compensation	8%	0%	0%
Other	1%	1%	1%
Change in valuation allowance	(43%)	37%	37%
Effective tax rate	4%	0%	0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred taxes relate to the following at December 31 (in thousands):

	Year Ending December 31,
	2006	2005
Current deferred income tax assets:
Provision for doubtful accounts	$115	$329
Deferred revenue	1,225	860
Accrued compensation	132	433
Restructuring costs	532	457
Capital loss carryforwards	—	5,383
Other	390	854
Current deferred income tax assets	2,394	8,316
Less: Valuation allowance	(2,379)	(8,263)
	15	53

Non-current deferred income tax assets:
US Net operating loss carryforwards	128,527	133,917
Foreign operating loss carryforwards	14,574	14,582
Tax credit carryforwards	165	—
Property and equipment	20,315	22,738
Investments	1,824	1,824
Stock Compensation	216	—
Deferred revenue, less current portion	386	367
Restructuring costs, less current portion	1,286	1,438
Deferred rent	4,344	3,413
Non- current deferred income tax assets	171,637	178,279
Less: Valuation allowance	(170,568)	(177,249)
	1,069	1,030
Non-current deferred income tax liabilities:
Purchased intangibles	(1,084)	(1,083)
Non-current deferred income tax assets (liabilities), net	(15)	(53)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2006 we have net operating loss carryforwards of approximately $553.9 million that will expire from 2012 through 2025. Capital loss carryforwards of $5.4 million expired in 2006.  In addition, alternative minimum tax credit carryforwards were created during 2006 of approximately $165,000, which have an indefinite carryforward period.

We also have foreign net operating loss carryforwards of approximately $41.9 million as of December 31, 2006 that will begin to expire in 2008. During 2005 the Company did not present foreign net operating losses as a deferred tax asset. Such losses would have required a full valuation allowance in the opinion of management. The foreign net operating losses are presented in the table above as deferred tax assets that require a full valuation allowance as of December 31, 2006 and 2005, respectively.

Utilization of net operating losses are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Under this provision, we will be precluded from utilizing approximately $215.7 million of our $553.9 million in net operating losses. The occurrence of additional changes in ownership pursuant to Section 382 of the Internal Revenue Code may have the impact of additional limitations on the use of our net operating losses. We have placed a valuation allowance against our deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

It is company policy to reinvest foreign earnings indefinitely within each country when foreign operations become profitable. As a result, no provision or benefit is made for income taxes that would be payable upon the distribution of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

11.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.7 million, $0.6 million and $0.2 million for 2006, 2005 and 2004, respectively.

12.	COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating leases

We, as a lessee, have entered into leasing arrangements relating to office and service point rental space and office equipment that are classified as operating leases. Lease terms range from 2 to 30 years and contain various periods of free rent and renewal options. However, rent expense is recorded on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2006 (in thousands):

2007	$20,083
2008	19,740
2009	17,322
2010	16,924
2011	17,475
Thereafter	95,433
$186,977

Rent expense was $18.8 million, $13.6 million and $12.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income, recorded as a reduction of rent expense, was $0.6 million, $0.2 million and $0.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Service commitments

We have entered into service commitment contracts with Internet network service providers to provide interconnection services and data center providers to provide space for our customers. Future minimum payments under these service commitments having terms in excess of one year are as follows at December 31, 2006 (in thousands):

2007	$12,491
2008	8,532
2009	5,140
2010	1,722
2011	1,773
Thereafter	3,709
$33,367

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

As part of our acquisition of CO Space on June 20, 2000, we assumed a pre-acquisition accounts payable liability of $1.3 million. As disclosed in our 2003 financial statements, we wrote off the $1.3 liability amount as we believed the obligation no longer existed. In the fourth quarter of 2006, the Company received an inquiry from the vendor regarding the status of the former $1.3 million payable. We have reviewed the inquiry and continue to believe that we have no obligation to make the $1.3 million payment. However, the vendor may continue to assert it has rights to a claim and has made a request for payment.  As of December 31, 2006 we have not accrued any amounts associated with this claim as we believe a loss is neither probable or estimable. Any associated legal costs will be expensed as incurred.

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

In July 2004, we received an assessment from the New York State Department of Taxation and Finance for $1.4 million, including interest and penalties, resulting from an audit of our state franchise tax returns for the years 2000-2002. The assessment related to an unpaid license fee due upon our entry into the state for the privilege of doing business in the state. Management recorded its best estimate of the probable liability resulting from the assessment in accrued liabilities and general and administrative expense as of June 30, 2004 and engaged a professional service provider to initiate an appeal. In April 2005, New York State Department of Taxation and Finance reduced the assessment to $0.1 million including interest and waived penalties. The substantial decrease from the original assessment resulted from including the weighted averages of investment capital and subsidiary capital, along with business capital, used in New York in determining the apportionment factor. The original assessment was based solely on an apportionment of business capital, while investment capital and subsidiary capital both have significantly lower apportionment percentages to New York. The adjustment for the revised New York assessment, as well as other tax accruals based on our best estimate of probable liabilities, resulted in a reduction of non-income based tax expenses of approximately $1.7 million as of March 31, 2005. These tax adjustments are reflected in accrued liabilities and general and administrative expense in the accompanying financial statements.

13.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

Common stock

On September 18, 2006, our common stock began trading on the NASDAQ Global Market, under the symbol “INAP.” We voluntarily delisted our common stock from the American Stock Exchange (AMEX), effective September 17, 2006.

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

On March 4, 2004, we sold 4.03 million shares of our common stock in a public offering at a purchase price of $15.00 per share which resulted in net proceeds to us of $55.9 million after deducting underwriting discounts and commissions and offering expense.

Treasury stock

During 2006, shares of treasury stock were acquired as payment of taxes on stock-based compensation from employees and subsequently reissued as part of our stock-based compensation plans.

Warrants to purchase common stock

As of December 31, 2006, there were warrants outstanding to purchase approximately 34,000 shares of our common stock at an exercise price of $9.50 per share.

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

In connection with an acquisition in 2003, we granted warrants to purchase an aggregate of 0.2 million shares of our common stock to stockholders of the acquired company. These warrants were exercisable if the stockholders of the acquired company participated in a private placement of shares of our common or preferred stock and their participation is in an amount equal to or greater than $4.4 million. Each warrant was exercisable for one share of our common stock at an exercise price of $9.50 per share and expired on October 1, 2006. There was no value allocated to these warrants.

Outstanding warrants to purchase shares of common stock at December 31, 2006, are as follows (shares in thousands):

Year of Expiration	Weighted Average Exercise Price	Shares
2008	$9.50	34,080

14.	STOCK-BASED COMPENSATION PLANS

General

We have adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) and related interpretations, using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures—an Amendment of FASB Statement No. 123.” Accordingly, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plans for any periods prior to January 1, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes and net income for the year ended December 31, 2006 was $5.1 million, or $0.15 per basic and $0.14 per diluted share, lower than had we continued to account for stock-based compensation under APB Opinion No. 25.

Deferred compensation related to 100,000 shares of restricted stock was granted in connection with the September 30, 2005 employment agreement between the Company and its new President and Chief Executive Officer. This deferred compensation was reflected in stockholders’ equity as of December 31, 2005, and is being recognized ratably in accordance with the terms of vesting. Upon the adoption of SFAS No. 123R, the unamortized balance of the deferred compensation was reclassified to additional paid-in capital.

In June 2006, our stockholders approved a measure to reprice certain outstanding options under our existing equity incentive plans. Options with an exercise price per share greater than or equal to $13.00 were eligible for the repricing. The repricing was implemented through an exchange program under which eligible participants were offered the opportunity to exchange their eligible options for new options to purchase shares. Each new option had substantially the same terms and conditions as the eligible options cancelled except as follows:

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

A total of 50 employees eligible to participate in the exchange offer tendered, and we accepted for cancellation, eligible options to purchase an aggregate of 344,987 shares of common stock, representing 49.4% of the total shares of common stock underlying options eligible for exchange in the exchange offer. We issued replacement options to purchase an aggregate of 179,043 shares of common stock in exchange for the cancellation of the tendered eligible options.

In accordance with SFAS No. 123R, we will recognize $0.1 million of incremental compensation cost over the three-year vesting period as a result of the option exchange. The incremental expense was measured as the excess of the fair value of the repriced options over the fair value of the original options immediately before the terms of the original options were modified. The measurement was based on the share price and other pertinent factors at that date of modification.

Stock-based compensation expense

The following table summarizes the amount of stock-based compensation expense, net of estimated forfeitures in accordance with SFAS No. 123R, included in the accompanying consolidated statements of operations for the year ended December 31, 2006 (in thousands):

Year ended December 31, 2006
Direct cost of customer support	$1,102
Product development	628
Sales and marketing	2,145
General and administrative	2,067
Total stock-based compensation expense included in net income	$5,942

Less than $0.1 million of stock-based compensation was capitalized during the twelve months ended December 31, 2006.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for years ended December 31, 2005 and 2004 (in thousands except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(4,964)	$(18,062)
Add: stock-based employee compensation expense included in reported net loss	75	—
Adjust: total stock-based employee compensation expense determined under fair value based method for all awards	(9,678)	(15,364)
Pro forma net loss	$(14,567)	$(33,426)

Loss per share:
Basic and diluted—as reported	$(0.15)	$(0.63)
Basic and diluted—pro forma	(0.43)	(1.16)

Note that the above pro forma disclosure was not presented for the twelve months ended December 31, 2006 because stock-based compensation has been accounted for in the statement of operations using the fair value recognition method under SFAS No. 123R for those periods.

The decrease in recorded stock-based compensation expense for the twelve months ended December 31, 2006 compared to the pro forma stock-based compensation expense for the twelve months ended December 31, 2005 is due primarily to cancellations of outstanding stock options and the difference between estimated and actual forfeitures. SFAS No. 123R requires compensation expense to be recorded net of estimated forfeitures with a subsequent adjustment to reflect actual forfeitures as they occur. Previously, forfeitures of unvested stock options were accounted for on a pro forma basis as they were incurred, generally resulting in higher pro forma stock compensation than under the current provisions of SFAS No. 123R. In addition, a significant number of unvested stock options were forfeited upon the resignation on November 18, 2005 of Mr. Gregory Peters, our former Chief Executive Officer, thus reducing the number of outstanding stock options for determining comparative stock-based compensation expense for the twelve months ended December 31, 2006. These unvested options were included in the calculation of our pro forma stock expense previously reported for the twelve months ended December 31, 2005.

The weighted average fair values of outstanding stock options has been estimated at the date of grant using using a Black-Scholes option pricing model. The significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans for the years ended December 31, 2006, 2005 and 2004, were expected terms of 5.7, 4.0 and 4.0 years, respectively; historical volatilities of 123%, 118% and 142%, respectively; risk free interest rates of 4.63%, 4.22% and 4.27%, respectively and no dividend yield. The weighted average estimated fair value per share of our employee stock options at grant date was $7.75, $3.50 and $11.83 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock compensation and option plans

On June 23, 2005, we adopted the Internap Network Services Corporation 2005 Incentive Stock Plan, which was amended and restated on March 15, 2006, or the 2005 Plan. The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors and is administered by the compensation committee of the board of directors. A total of 6.8 million shares of stock are reserved for issuance under the 2005 Plan, comprised of 2.0 million shares designated in the 2005 Plan plus 1.0 million shares that remain available for issuance of options and awards and 3.8 million shares of unexercised options under certain pre-existing plans. We will not make any future grants under the specified preexisting plans, but each of the specified pre-existing plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of December 31, 2006, 2.6 million options were outstanding, 0.4 million shares of non-vested restricted stock awards were outstanding and 2.9 million shares of stock were available for issuance under the 2005 plan.

The 2005 Plan also provides that in any calendar year, no eligible employee or director shall be granted an option to purchase more than 1.4 million shares of stock or a stock appreciation right based on the appreciation with respect to more than 1.4 million shares of stock, and no stock grant or stock unit grant shall be made to any eligible employee or director in any calendar year where the fair market value of the stock subject to such grant on the date of the grant exceeds  $3.0 million.  Furthermore, no more than 0.7 million non-forfeitable shares of stock shall be issued pursuant to stock grants.

During July 1999, we adopted the 1999 Non-Employee Directors’ Stock Option Plan, or the Director Plan. The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 0.4 million shares of our common stock have been reserved for issuance under the Director Plan. Under the terms of the Director Plan, non-employee directors receive fully-vested and exercisable initial grants of 8,000 shares of our common stock on the date such person is first elected or appointed as a non-employee director. The Director Plan provides that on the day after each of our annual stockholder meetings, starting with the annual meeting in 2000, each non-employee director receives a fully vested and exercisable option for 2,000 shares, provided such person has been a non-employee director for at least the prior six months. The options are exercisable as long as the non-employee director continues to serve as a director, employee or consultant of Internap or any of its affiliates. As of December 31, 2006, 0.1 million options were outstanding and 0.3 million options were available for grant pursuant to the Director Plan.

The option price for each share of stock subject to an option shall generally be no less than the fair market value of a share of stock on the date the option is granted. Stock options generally have a maximum term of ten years from the date of grant. Incentive stock options, or ISOs, may be granted only to eligible employees and if granted to a 10% stockholder, the terms of the grant will be more restrictive than for other eligible employees. Terms for stock appreciation rights are similar to those of options. Upon exercise of a stock appreciation right, the compensation committee of the board of directors shall determine the form of payment as cash, shares of stock issued under the 2005 Plan based on the fair market value of a share of stock on the date of exercise, or a combination of cash and shares.

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

During 2006, we completed an internal review of our prior stock option granting practices. As a result of the review, however, we determined that approximately $0.2 million of net expense should have been recognized in prior periods in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The expense was due to a small number of grants made in 2002 and 2003 that had exercise prices that were lower than our stock price at the date of grant and one grant that should have been accounted for as a variable stock option, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.” Substantially all of the net expense should have been recorded between April 1, 2003 and December 31, 2004. We have considered the impact of the error, including the assessment of any potential impact on prior period loan covenants and concluded that the error was not material to our financial statements for any prior period. Based on this evaluation, we recorded the expense in the current period and it is included in General and Administrative expense in the accompanying statement of operations.

Option activity for each of the three years ended December 31, 2006 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price

Balance, December 31, 2003	3,916	$15.20

Granted	1,638	17.39
Exercised	(750)	5.70
Cancelled	(409)	22.44

Balance, December 31, 2004	4,395	16.96

Granted	948	4.92
Exercised	(202)	4.51
Cancelled	(1,585)	19.15

Balance, December 31, 2005	3,556	13.49

Granted	752	9.30
Exercised	(497)	5.84
Cancelled	(1,112)	19.94

Balance, December 31, 2006	2,699	$11.07

The total intrinsic value of options exercised was $2.6 million, $0.2 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes information about options outstanding at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.30 - $4.60	282	5.8	$2.80	269	5.7	$2.73
$4.80 - $5.20	746	8.4	4.81	342	8.0	4.81
$5.30 - $7.40	482	8.9	6.44	42	7.1	6.13
$7.70 - $11.30	281	6.0	9.99	229	5.6	10.07
$11.60 - $14.30	331	6.3	13.02	231	5.4	13.11
$14.46 - $18.70	321	7.9	16.02	142	5.6	17.72
$18.80 - $345.00	256	6.2	39.67	198	5.8	45.04
$0.30 - $345.00	2,699	7.4	$11.07	1,453	6.2	$13.36

None of our stock options or the underlying shares is subject to any right to repurchase by the Company.

The total intrinsic value at December 31, 2006 of all options outstanding and expected to vest was $28.8 million. The total intrinsic value at December 31, 2006 of all options exercisable was $14.5 million.

Restricted stock activity for each two years ended December 31, 2006 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Non-vested balance, December 31, 2004	—	$—
Granted	104	4.78
Vested	(4)	4.30
Non-vested balance, December 31, 2005	100	4.80
Granted	568	6.18
Vested	(158)	5.68
Forfeited	(90)	5.61
Non-vested balance, December 31, 2006	420	$6.17

The total fair value of restricted stock awards vested during the years ended December 31, 2006 and 2005 was $2.1 million and $16,000, respectively. The cumulative effect of the change in the forfeiture rate for non-vested restricted stock was immaterial and recorded as part of operating expense. There were no restricted stock awards during the year ended December 31, 2004.

Total unrecognized compensation costs related to non-vested stock-based compensation as of December 31, 2006, is summarized as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$9,309	$3,088	$12,397
Weighted-average remaining recognition period (in years)	2.7	3.0	2.8

Employee stock purchase plans

Effective June 15, 2004, we adopted the 2004 Internap Network Services Corporation Employee Stock Purchase Plan, or the 2004 ESPP. The purpose of the 2004 ESPP is to encourage ownership of our common stock by each of our eligible employees by permitting eligible employees to purchase our common stock at a discount. Eligible employees may elect to participate in the 2004 ESPP for two consecutive calendar quarters, referred to as a “purchase period,” at any time during a designated period immediately preceding the purchase period. Purchase periods have been established as the six-month periods ending June 30 and December 31 of each year. A participation election is in effect until it is amended or revoked by the participating employee, which may be done at any time on or before the last day of the purchase period.

Initially, the price for shares of common stock purchased under the 2004 ESPP was the lesser of 85% of the closing sale price per share of common stock on the first day of the purchase period or 85% of such closing price on the last day of the purchase period. Approximately 0.1 million shares were granted under the 2004 ESPP during each of the years ended December 31, 2006 and 2005. The 2004 ESPP was intended to be a non-compensatory plan for both tax and financial reporting purposes. However, upon our adoption of SFAS No. 123R in the first quarter of 2006, we recognized compensation expense of $0.1 million during the year ended December 31, 2006, representing the estimated fair value of the benefit to participants as of the beginning of the purchase period. In January 2006, the 2004 ESPP was amended to change the purchase price from 85% to 95% of the closing sale price per share of common stock on the last day of the purchase period and to eliminate the alternative to use the first day of the offering period as a basis for determining the purchase price. This amendment restores the plan to being non-compensatory for financial reporting purposes and is effective for the purchase period July 1 through December 31, 2006. As such, no additional compensation expense for the 2004 ESPP was recognized after June 30, 2006. Cash received from participation in the 2004 ESPP was $0.5 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, 0.3 million shares were reserved for future issuance under the 2004 ESPP.

At December 31, 2006, total shares reserved for future awards under all plans were 6.1 million shares.

Cash received from all stock-based compensation arrangements was $3.0 million, $1.5 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

15.	RELATED PARTY TRANSACTIONS

As discussed in note 4, we have an investment in Aventail, who is also a customer for data center and connectivity services. We invoiced Aventail $0.3 million each year from 2004 through 2006. As of December 31, 2006 and 2005, our outstanding receivable balances with Aventail were less than $0.1 million.

We have entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expense to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

16.	SUBSEQUENT EVENT - VITALSTREAM ACQUISITION

On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc., or VitalStream, in an all-stock transaction to be accounted for using the purchase method of accounting for business combinations. The transaction was consummated on February 20, 2007. Under the terms of the agreement, VitalStream stockholders received, at a fixed exchange ratio, 0.5132 shares of Internap common stock for every share of VitalStream common stock in a tax-free exchange. As a result, we issued approximately 12.2 million shares of common stock in respect of outstanding VitalStream common shares, which represented approximately 25% of our outstanding shares. The purchase price for the acquisition includes the estimated fair value of Internap common stock issued, stock options assumed, and estimated direct transaction costs. The values are derived using an average market price per share of Internap common stock of $16.40, which was based on an average of the closing prices for a range of trading days (October 6, 2006 through October 16, 2006) around the announcement date (October 12, 2006) of the proposed transaction. The preliminary purchase price of $222.0 million was determined based upon the number of VitalStream shares and options outstanding at the closing date of February 20, 2007 and taking into consideration estimated direct transaction costs.

The total purchase price and purchase price allocation have not been finalized. Using VitalStream’s balance sheet as of December 31, 2006, total assets acquired are $224.1 million and total liabilities assumed are $15.0 million. Included in total assets will be intangible assets for developed technologies, customer relationships, trade names and goodwill.

17.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data for the years ended December 31, 2006 and 2005. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to state fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results below are not necessarily indicative of those of future periods (in thousands, except for per share data).

	Quarter Ended
2006	March 31	June 30	September 30	December 31

Revenue	$42,625	$43,905	$45,874	$48,971
Net income	541	713	195	2,208
Basic income per share	$0.02	$0.02	$0.01	$0.06
Diluted income per share	0.01	0.02	0.01	0.06

	Quarter Ended
2005	March 31	June 30	September 30	December 31

Revenue	$37,855	$37,571	$37,999	$40,292
Net loss	(570)	(1,046)	(3,171)	(177)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.01)

Effective January 1, 2006, we adopted SFAS No. 123R and related interpretations, using the modified prospective transition method. Therefore results for 2005 do not include stock-based compensation expense for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and do not include expense for purchases under employee stock purchase plans.

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning Of Fiscal Period	Charges to Costs and Expense	Charges to Other Accounts	Deductions	Balance at End of Fiscal Period
Year ended December 31, 2004
Provision for doubtful accounts	$2,429	$2,415	$—	$(3,720)	$1,124
Tax valuation allowance	161,674	—	7,308	—	168,982
Year ended December 31, 2005
Provision for doubtful accounts	1,124	1,431	—	(1,592)	963
Tax valuation allowance	168,982	—	16,530	—	185,512
Year ended December 31, 2006
Provision for doubtful accounts	963	548	—	(623)	888
Tax valuation allowance	185,512	—	(12,569)	—	172,943

S-1