Form 10-K/A
period 2006-12-31
INTERNAP NETWORK SERVICES CORP
filed 2007-03-13
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III to this annual report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 13, 2007 (the “Original Filing”). The Registrant is correcting the date on the Report of Independent Registered Public Accounting Firm from March 9, 20079 to March 9, 2007, as the result of a typographical error.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated March 13, 2007 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 13, 2007.

The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been updated to speak to any later date. Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Internap and members of our management team, as well as the assumptions on which such statements are based, and are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include those set forth in this annual report under “Item 1A - Risk Factors,” including, but not limited to:

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

Segments

As discussed in note 2 to the consolidated financial statements included in this annual report on Form 10-K/A, we present a single business segment.

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

Available Information

Internap files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge on or through its Internet site, located at www.internap.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. You may read and copy any materials Internap files with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Internap that file electronically with the SEC at http://www.sec.gov. Information on the Company’s Web site is not incorporated by reference into this Form 10-K/A.

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

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the deployment of additional network access points and the terms of our network connectivity purchase agreements. These and other factors discussed in this annual report on Form 10-K/A could have a material adverse effect on our business, results of operations and financial condition. In addition, a relatively large portion of our expense is fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization, and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. Because our results of operations have fluctuated in the past and are expected to continue to fluctuate in the future, we can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause an immediate and significant decline in the trading price of our stock.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG INTERNAP NETWORK SERVICES CORPORATION,
NASDAQ MARKET INDEX, THE COMPANIES THAT COMPRISE THE GOLDMAN SACHS INTERNET INDEX, AND
HEMSCOTT INDUSTRY GROUP 852 INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

ITEM 6.  SELECTED FINANCIAL DATA.

The consolidated statement of operations data and other financial data presented below were prepared using our consolidated financial statements for the five years ended December 31, 2006. You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this annual report on Form 10-K/A and in our 2005 and 2004 annual reports on Form 10-K report filed with the SEC, as well as the section of this Report and of our 2005 and 2004 annual reports on Form 10-K entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K/A.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, financial statement schedule, Report on Internal Controls Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm appear in Part IV of this annual report on Form 10-K/A.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors and executive officers will be included in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this annual report on Form 10-K/A by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the captions, “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report”contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K/A by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K/A by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, hereby is incorporated in this annual report on Form 10-K/A by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this annual report on Form 10-K/A by reference.

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
Date: March 13, 2007

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
March 9, 2007

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

The following table sets forth selected unaudited quarterly data for the years ended December 31, 2006 and 2005. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting of only normal recurring adjustments, have been included in the amounts stated below to state fairly, in all material respects, the quarterly information when read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K/A. The quarterly operating results below are not necessarily indicative of those of future periods (in thousands, except for per share data).

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