Form 10-Q
period 2007-03-31
INTERNAP NETWORK SERVICES CORP
filed 2007-05-10
CIK 1056386

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of April 20, 2007, 48,923,480 shares of the registrant’s outstanding common stock, $0.001 par value per share, were issued and outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” or other comparable words.

Specifically, this quarterly report contains, among others, forward-looking statements regarding:

•	our ability to complete successfully the integration of acquired companies, including VitalStream Holdings, Inc.;
•	our ability to compete against existing and future competitors;
•	our ability to respond successfully to the evolution of the high performance Internet connectivity, content delivery, streaming, and related services industries;
•	the performance of our network operations centers, network access points or computer systems;
•	our ability to reduce future costs;
•	our adoption of new accounting standards;
•	the impact of in-process research and development;
•	the meeting of our cash requirements in 2007;
•	the results of pending litigation;
•	the future demand for, and supply of, data center services;
•	the impact of our merger with VitalStream on our revenue and direct cost of network sales and services;
•	future cash flows and profitability;
•	future expenses;
•	the sufficiency of cash for future business operations; and
•	the availability of future financing.

Any forward-looking statements contained in this quarterly report are based upon our historical performance and on our current plans, estimates and expectations. You should not regard the inclusion of this forward-looking information as a representation by us or any other person that we will achieve the future plans, estimates or expectations contained in this quarterly report. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part I, Item IA. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2006, and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

You should not construe these cautionary statements as exhaustive and should read such statements in conjunction with the other cautionary statements that are included in this quarterly report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks or uncertainties, nor can we assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described in this quarterly report. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this quarterly report, whether as a result of new information, future developments or otherwise. If one or more of the risks or uncertainties referred to in this quarterly report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we have projected. Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy, and liquidity. You should specifically consider the factors identified in this quarterly report that could cause actual results to differ. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Solutions Corporation and its subsidiaries.

PART I. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Internet protocol (IP) services	$29,037	$27,046
Data center services	18,303	11,726
Content delivery network (CDN) services	2,052	--
Other	4,142	3,853
Total revenues	53,534	42,625

Operating expenses:
Direct cost of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	10,223	9,180
Data center services	14,305	10,375
CDN services	663	--
Other	3,438	2,662
Direct cost of amortization of acquired technology	653	137
Direct cost of customer support	3,388	2,897
Product development	1,255	1,225
Sales and marketing	6,189	6,970
General and administrative	7,832	5,190
Restructuring and asset impairment	11,349	--
Acquired in-process research and development	450	--
Depreciation and amortization	4,912	3,795
(Gain) loss on disposals of property and equipment	(4)	2
Total operating costs and expenses	64,653	42,433
(Loss) income from operations	(11,119)	192

Non-operating (income) expense:
Interest income	(693)	(424)
Interest expense	223	251
Other, net	2	(129)
Total non-operating (income) expense	(468)	(302)

(Loss) income before income taxes and equity in earnings of unconsolidated subsidiary	(10,651)	494
Provision for income taxes	50	--
Equity in (earnings) of equity-method investment, net of taxes	(6)	(47)
Net (loss) income	$(10,695)	$541

Net (loss) income per share:
Basic	$(0.26)	$0.02
Diluted	$(0.26)	$0.02

Weighted average shares used in per share calculations:
Basic	40,997	34,293
Diluted	40,997	34,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$52,172	$45,591
Short-term investments in marketable securities	14,203	13,291
Accounts receivable, net of allowance of $1,248 and $888, respectively	25,668	20,282
Inventory	463	474
Prepaid expenses and other assets	8,981	3,818

Total current assets	101,487	83,456

Property and equipment, net of accumulated depreciation of $151,780 and $151,269, respectively	55,347	47,493
Investments	2,091	2,135
Intangible assets, net of accumulated amortization of $19,443 and $18,644, respectively	47,486	1,785
Goodwill	190,967	36,314
Restricted cash	903	--
Deposits and other assets	1,760	2,519

Total assets	$400,041	$173,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$7,871	$4,375
Accounts payable	16,771	8,776
Accrued liabilities	10,650	8,689
Deferred revenue, current portion	3,578	3,260
Capital lease obligations, current portion	1,316	347
Restructuring liability, current portion	5,602	1,400
Other current liabilities	98	84

Total current liabilities	45,886	26,931

Notes payable, less current portion	2,188	3,281
Deferred revenue, less current portion	1,332	1,080
Capital lease obligations, less current portion	963	83
Restructuring liability, less current portion	8,765	3,384
Deferred rent	10,431	11,432
Other long-term liabilities	959	986

Total liabilities	70,524	47,177

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 60,000 shares authorized, 48,966 and 35,873 shares issued and outstanding, respectively	49	36
Additional paid-in capital	1,196,253	982,624
Accumulated deficit	(867,150)	(856,455)
Accumulated items of other comprehensive income	365	320

Total stockholders' equity	329,517	126,525

Total liabilities and stockholders' equity	$400,041	$173,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,695)	$541
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Asset impairment	2,454	--
Acquired in-process research and development	450	--
Depreciation and amortization	5,565	3,932
(Gain) loss on disposal of assets	(4)	2
Provision for doubtful accounts	189	(23)
(Income) loss from equity method investment	(6)	(47)
Non-cash changes in deferred rent	(1,133)	1,116
Stock-based compensation expense	1,625	1,511
Other, net	14	--
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(2,281)	2,002
Inventory	(41)	169
Prepaid expenses, deposits and other assets	(2,343)	(928)
Accounts payable	4,884	(1,369)
Accrued expense and other liabilities	(2,580)	(897)
Deferred revenue	456	(120)
Accrued restructuring charge	9,584	(344)

Net cash provided by operating activities	6,138	5,545

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,786)	(1,391)
Purchases of short-term investments in marketable securities	(6,367)	(2,996)
Maturities of short-term investments in marketable securities	5,536	4,704
Proceeds from disposal of property and equipment	--	15
Cash received from acquisition, net of costs incurred for the transaction	3,203	--

Net cash (used in) provided by investing activities	(1,414)	332

Subtotal carried forward	4,724	5,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three months ended March 31,
	2007	2006

Subtotal carried forward	4,724	5,877

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,260)	(1,094)
Payments on capital lease obligations	(594)	(135)
Proceeds from exercise of stock options	3,723	906
Other, net	(12)	19

Net cash provided by (used in) financing activities	1,857	(304)

Net increase in cash and cash equivalents	6,581	5,573
Cash and cash equivalents at beginning of period	45,591	24,434

Cash and cash equivalents at end of period	$52,172	$30,007
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued and stock options assumed for acquisition of VitalStream	$208,293	--

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-In Capital			Accumulated Items of Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value		Deferred Stock Compensation	Accumulated Deficit
Three months ended March 31, 2007:
Balance, December 31, 2006	35,873	$36	$982,624	$--	$(856,455)	$320	$126,525
Net loss	--	--	--	--	(10,695)	--	(10,695)
Change in unrealized gains and losses on investments, net of taxes	--	--	--	--	--	83	83
Foreign currency translation adjustment	--	--	--	--	--	(38)	(38)
Total comprehensive loss	--	--	--	--	--	--	(10,650)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	--	--	--	208,293
Exercise of stock options	575	1	3,723	--	--	--	3,724
Stock-based compensation	312	--	1,625	--	--	--	1,625
Balance, March 31, 2007	48,966	$49	$1,196,253	$--	$(867,150)	$365	$329,517

	Common Stock		Additional Paid-In Capital			Accumulated Items of Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value		Deferred Stock Compensation	Accumulated Deficit
Three months ended March 31, 2006:
Balance, December 31, 2005	34,168	$34	$970,221	$(420)	$(860,112)	$5	$109,728
Net income	--	--	--	--	541	--	541
Change in unrealized gains and losses on investments, net of taxes	--	--	--	--	--	50	50
Foreign currency translation adjustment	--	--	--	--	--	36	36
Total comprehensive income	--	--	--	--	--	--	627
Reclassification of deferred stock compensation resulting from implementation of FAS 123(R)	--	--	(420)	420	--	--	--
Exercise of stock options	207	--	906	--	--	--	906
Stock-based compensation	25	--	1,511	--	--	--	1,511
Balance, March 31, 2006	34,400	$34	$972,218	$--	$(859,571)	$91	$112,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature Of Operations And Basis Of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) markets products and services that provide managed and premise-based Internet Protocol, or IP, and route optimization technologies that enable business-critical applications such as e-commerce, customer relationship management, or CRM, video and audio streaming, voice-over-IP, or VoIP, virtual private networks, or VPNs, and supply chain management. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks, or CDN, and managed security. We operate and manage the Company in four business segments: IP Services, Data Center Services, CDN Services, and Other. We deliver services through our 49 network access points across North America, London and the Asia-Pacific region, including Tokyo, Japan and Sydney, Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T, Sprint, Verizon, (formerly MCI), Savvis, Global Crossing Telecommunications, and Level 3 Communications.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2007 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2006 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the SEC.

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2007.

2.	Business Combination

On February 20, 2007, we completed the previously announced acquisition of VitalStream Holdings, Inc., or VitalStream, for approximately $214.0 million whereby VitalStream became a wholly owned subsidiary of Internap. VitalStream provides products and services for storing and delivering digital media to large audiences over the Internet and ad insertion and related advertising services to companies that stream digital media over the Internet. VitalStream also enhances our position as a leading provider of high performance route control products and services by adding complementary service offerings in the rapidly growing content delivery and on-line advertising markets. Integrating VitalStream’s digital media delivery platform into Internap’s portfolio of products and services will enable Internap to provide customers with one of the most complete product lines in content delivery solutions, content monetization, and on-line advertising, while supporting the significant long-term growth opportunities in the network services market. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Our results of operations include the activities of VitalStream from February 21, 2007 through March 31, 2007.

Purchase Price

Assets acquired and liabilities assumed were recorded at their fair values as of February 20, 2007. The total $214.0 million preliminary purchase price is comprised of the following (in thousands):

Value of Internap stock issued	$197,272
Estimated fair value of options assumed	11,021
Estimated direct transaction costs	5,729
Total preliminary estimated purchase price	$214,022

As a result of the acquisition, we issued approximately 12.2 million shares of Internap common stock based on an exchange ratio of 0.5132 shares of Internap common stock for each outstanding share of VitalStream common stock as of February 20, 2007. This fixed exchange ratio gives effect to the one-for-ten reverse stock split by Internap affected on July 11, 2006 and the one-for-four reverse stock split by VitalStream affected on April 4, 2006. The average market price per share of Internap common stock of $16.16 was based on an average of the closing prices for a range of trading days from October 10, 2006 through October 16, 2006, which range spanned the announcement date of the proposed transaction of October 12, 2006.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Under the terms of the merger agreement, each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase Internap common stock and we assumed that stock option in accordance with the terms of the applicable VitalStream stock option plan and terms of the stock option agreement relating to that VitalStream stock option. Based on VitalStream’s stock options outstanding at February 20, 2007, we converted options to purchase approximately 3.0 million shares of VitalStream common stock into options to purchase approximately 1.5 million shares of Internap common stock. The fair value of the outstanding options was determined using a Black-Scholes valuation model with the following weighted-average assumptions: volatility of 48.8% to 120.1%; risk-free interest rates ranging from 4.7% to 5.1%; remaining expected lives ranging from 0.18 to 6.25 years and dividend yield of zero.

Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price was allocated to VitalStream’s net tangible and intangible assets based on their estimated fair values as of February 20, 2007. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. We have allocated the preliminary estimated purchase price with the assistance of a third party valuation firm, of the fair value of certain assets and liabilities of VitalStream purchased in the business combination. The allocation of the purchase price is preliminary pending the completion of the third party valuation, various analyses and the finalization of estimates. We do not expect, however, material changes to the purchase price allocation. The allocation of the preliminary purchase price and the estimated useful lives are as follows (dollars in thousands):

		Estimated
	Amount	Useful Life

Net tangible assets	$12,419	--
Identifiable intangible assets:
Developed technologies	36,000	8 years
Customer relationships	9,000	9 years
Trade name and other	1,500	3-6 years
Acquired in-process research and development	450	--
Goodwill	154,653	--
Total preliminary estimated purchase price	$214,022

Net tangible assets. VitalStream’s tangible assets and liabilities as of February 20, 2007 were reviewed and adjusted to their fair value as necessary, including deferred revenue. Net tangible assets included restricted and unrestricted cash of $9.8 million, accounts receivable of $3.3 million, property and equipment of $11.2 million, other assets of $2.1 million, loan and security agreement and capital lease obligations of $6.1 million, accounts payable and other liabilities of $7.9 million. The loan and security agreement assumed in the VitalStream acquisition includes a total outstanding balance of $3.5 million due at various times through March 2008. The term loans with the loan and security agreement have variable interest rates of the lender’s published prime rate plus 0.5% to 1.0%. In addition, VitalStream pledged substantially all of its assets to secure repayment of the credit facilities under the loan and security agreement.

Deferred revenue. VitalStream’s deferred revenue was derived primarily from installation and similar fees billed in advance for which we will have no further performance obligation. As a result, VitalStream’s deferred revenue was reduced from its carrying value of $0.1 million to a net fair value of $0.

Identifiable intangible assets.  Developed technologies relate to VitalStream products across all of their product lines that have reached technological feasibility and include processes and trade secrets acquired or developed through design and development of their products. Customer relationships represent existing contracts that related primarily to underlying customer relationships. Trade name primarily relates to the VitalStream and other product names. The method of future amortization is based on the pattern in which the economic benefits of the intangible assets are consumed.

In-process research and development.  As of the closing date, one project was in development that has not reached technological feasibility and therefore qualifies as in-process research and development. The amount allocated to in-process research and development was charged to the statement of operations in the period the acquisition was consummated, the three months ended March 31, 2007.

Goodwill.  Approximately $154.7 million has been allocated to goodwill for the CDN Services segment. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. $18.4 million of the goodwill will be deductible for tax purposes.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Pro Forma Results

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2007 and 2006 as if the acquisition of VitalStream had occurred at the beginning of each period. Net loss and net loss per share for the three months ended March 31, 2007 include non-recurring charges for restructuring and asset impairment of $11.4 million and acquired in-process research and development of $0.5 million. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of each period (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Pro forma revenue	$55,862	$48,329
Pro forma net loss	(14,213)	(1,989)
Pro forma net loss per share, basic and diluted	(0.31)	(0.04)

3.	Segments

The following tables show operating results for our reportable segments, along with a reconciliation from segment gross profit to income (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three Months Ended March 31, 2007
	IP Services	Data Center	CDN Services	Other	Corporate Allocations	Total
Revenue	$29,037	$18,303	$2,052	$4,142	$--	$53,534
Direct costs of network, sales and services, exclusive of depreciation and amortization	10,223	14,305	663	3,438	--	28,629
Segment gross profit	18,814	3,998	1,389	704	--	24,905

Direct costs of amortization of acquired technology	104	--	549	--	--	653
Direct costs of customer support	--	--	--	--	3,388	3,388
Depreciation and amortization associated with direct costs of network, sales and services	--	--	--	--	4,078	4,078
Other depreciation and amortization	--	--	--	--	834	834
Other operating costs and expenses	--	--	--	--	27,071	27,071
Income (loss) from operations	$18,710	$3,998	$840	$704	$(35,371)	$(11,119)

	Three Months Ended March 31, 2006
	IP Services	Data Center	CDN Services	Other	Corporate Allocations	Total
Revenue	$27,046	$11,726	$--	$3,853	$--	$42,625
Direct costs of network, sales and services, exclusive of depreciation and amortization	9,180	10,375	--	2,662	--	22,217
Segment gross profit	17,866	1,351	--	1,191	--	20,408

Direct costs of amortization of acquired technology	137	--	--	--	--	137
Direct costs of customer support	--	--	--	--	2,897	2,897
Depreciation and amortization associated with direct costs of network, sales and services	--	--	--	--	2,969	2,969
Other depreciation and amortization	--	--	--	--	826	826
Other operating costs and expenses	--	--	--	--	13,387	13,387
Income (loss) from operations	$17,729	$1,351	$--	$1,191	$(20,079)	$192

4.	Stock-Based Compensation

As discussed in note 2, as of the closing date of the acquisition of VitalStream, we assumed the VitalStream stock option/stock issuance plan and all of the corresponding outstanding options to purchase VitalStream stock. Outstanding options to purchase 3.0 million shares of VitalStream stock were converted into options to purchase 1.5 million shares of Internap common stock based on the exchange ratio of 0.5132. The number of options to purchase Internap common stock was determined by multiplying the number of outstanding options to purchase VitalStream common stock by the exchange ratio, rounded down to the next whole share and the exercise price to purchase Internap common stock was determined by dividing the exercise price of the option to purchase VitalStream common stock by the exchange ratio, rounded up to the next whole cent. All other terms and conditions of the options to purchase VitalStream common stock remained the same.

The VitalStream stock option/stock issuance plan provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the board of directors, consultants and independent contractors according to the terms of the plan. There were 2.0 million VitalStream shares, or 1.0 million Internap shares on a post-converted basis, reserved for issuance under the plan and 2.4 million VitalStream shares, or 1.2 million Internap shares on a post-converted basis, available for grant. Generally, the assumed options had exercise prices equal to the stock price on the date of grant and had contractual terms of 5 years. Vesting schedules ranged from quarterly periods over one year to four years with 1/4th vesting after one year and 1/16th vesting each quarter thereafter.

During the three months ended March 31, 2007, we granted options to purchase 0.5 million shares of Internap common stock and 0.4 million unvested shares of Internap restricted common stock in conjunction with annual performance evaluations and bonuses.

5.	Net (Loss) Income Per Share

Basic net (loss) income per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net income (loss) per share if their effect is antidilutive.

Basic and diluted net income (loss) per share for the three months ended March 31, 2007, and 2006 are calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Net (loss) income	$(10,695)	$541

Weighed average shares outstanding, basic	40,997	34,293

Effect of dilutive securities:
Unvested restricted stock awards	--	58
Stock options	--	106
Weighted average shares outstanding, diluted	40,997	34,457

Basic net income (loss) per share	$(0.26)	$0.02
Diluted net income (loss) per share	$(0.26)	$0.02

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock	4,083	1,850
Unvested restricted stock awards	438	29
Warrants to purchase common stock	34	1,483

Total anti-dilutive securities	4,555	3,362

6.	Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year and estimated the fair value of our reporting units utilizing a discounted cash flow method. Based on the results of these analyses our goodwill was not impaired as of August 1, 2006.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by us. As of December 31, 2006 and 2005, the recorded amount of goodwill totaled $36.3 million. In connection with our acquisition of VitalStream on February 20, 2007, we recorded $154.7 million of additional goodwill based on our preliminary allocation of the VitalStream purchase price, as discussed in note 2. The total recorded amount of goodwill was $191.0 million and $36.3 million as of March 31, 2007 and December 31, 2006, respectively. All of the newly added goodwill resulting from the VitalStream acquisition is allocated to our CDN reporting unit and all of our pre-existing goodwill is allocated to our IP Services reporting unit.

Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expense. We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142 “Goodwill and Other Intangible Assets.”

Also in connection with our acquisition of VitalStream on February 20, 2007, we recorded $46.5 million of additional amortizing intangible assets. The components of our amortizing intangible assets are as follows (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$25,018	$(14,437)	$14,518	$(14,291)
Technology based	41,911	(5,006)	5,911	(4,353)
	$66,929	$(19,443)	$20,429	$(18,644)

Amortization expense related to intangible assets for the three months ended March 31, 2007 and 2006 was $0.8 million and $0.1 million, respectively. As of March 31, 2007, expected amortization expense in future periods is summarized as follows (in thousands):

Remainder of 2007	$5,443
2008	6,243
2009	6,243
2010	6,039
2011	5,728
2012	5,728
Thereafter	12,062
$47,486

7.	Restructuring and Impairment of Long-Lived Assets

On March 31, 2007, we incurred a restructuring and impairment charge totaling $11.4 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense includes $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also includes severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

There was also a $1.1 million impairment recorded for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

The following table displays the activity and balances for restructuring and asset impairment activity discussed above (excluding the sales order-through-billing system, in thousands):

	December 31, 2006 Restructuring Liability	Restructuring and Impairment Charge	Cash Reductions	Non-cash Write- Downs	Non-cash Plan Adjustments	March 31, 2007 Restructuring Liability
Restructuring costs
Real estate obligations	$—	$7,755	$—	$—	$1,346	$9,101
Employee separations	—	1,140	(276)	—	—	864

Total restructuring costs	—	8,895	(276)	—	1,346	9,965

Asset impairments
Leasehold improvements	—	897	—	(897)	—	—
Other	—	471	—	(471)	—	—

Total asset impairments	—	1,368	—	(1,368)	—	—

Total	$—	$10,263	$(276)	$(1,368)	$1,346	$9,965

As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we announced plans in 2001 and 2002 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and IP services market. All remaining activities for the 2002 restructuring plan were settled during 2004. The following tables display the restructuring activity relating to the remaining real estate obligations from the 2001 restructuring charges (in thousands):

Restructuring liability balance, December 31, 2006	$4,784
Less: Cash reductions relating to real estate activities	(382)
Restructuring liability balance, March 31, 2007	$4,402

Restructuring liability balance, December 31, 2005	$6,277
Less: Cash reductions relating to real estate activities	(344)
Restructuring liability balance, March 31, 2006	$5,933

8.	Income Taxes

The provision for income taxes during the three months ended March 31, 2007 consisted of less than $0.1 million representing the non-current expense as a result of goodwill amortization for tax purposes from the acquisition of VitalStream.

The non-current provision represents an effective tax rate of 1%. The effective tax rate is based on management’s current expectations for the results of operations for the year ending December 31, 2007, in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board, or APB, Opinion No. 28, “Interim Financial Reporting.”

APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. To determine the estimated effective rate, we use the actual effective tax rate year-to-date as the best estimate for the annual effective rate.

We continue to maintain a full valuation allowance against its unrealized deferred tax assets of approximately $194.0 million, consisting primarily of net operating loss carry-forwards. As a result of the VitalStream acquisition, however, $0.6 million in deferred tax liabilities from goodwill amortization for tax purposes exists as of March 31, 2007. We may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carry-forwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 did not have a material effect on the financial statements.

Because we conduct business globally, one or more of our subsidiaries files income tax returns in foreign jurisdictions, as well as federal and state jurisdictions of the United States. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including the jurisdictions of Australia, Canada, Hong Kong, Japan, the Netherlands, Singapore, the United Kingdom, and the United States.

We are currently under audit by the Internal Revenue Service for the 2004 tax year. It is likely that the examination phase of the audit will conclude in 2007, and it is possible that a further adjustment to our net operating loss carry-forwards might result. We cannot, however, quantify an estimated range at this time. Tax years 2003 through 2006 remain open to examination by jurisdictions to which we are subject, and net operating losses from previous years are subject to adjustment upon audit prior to being fully utilized.

9.	Contingencies and Litigation

As part of our acquisition of CO Space on June 20, 2000, we assumed a pre-acquisition accounts payable liability of $1.3 million. As disclosed in our 2003 financial statements, we wrote off the $1.3 liability amount, as we believed the obligation no longer existed. In the fourth quarter of 2006, we received an inquiry from the vendor regarding the status of the former $1.3 million payable and on March 19, 2007, ADC Telecommunications, Inc. filed a complaint against us in Minnesota state court.   We believe that we have no obligation to make the $1.3 million payment and intend to vigorously defend this suit.   As of March 31, 2007, we have not accrued any amounts associated with this claim as we believe a loss is neither probable or estimable. Any associated legal costs have been and will continue to be expensed as incurred.

From time to time, we may be subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

10.	Rights Agreement

On March 15, 2007, the Board of Directors declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend was payable on March 23, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock of the Company, par value $0.001 per share, or the Preferred Shares, at a price of $100.00 per one one-thousandth of a Preferred Share, subject to adjustment. Pursuant to the Company’s Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock, 0.5 million shares of Series B Preferred Stock are authorized. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent dated April 11, 2007.

11.	Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, which is called the fair value option. We are currently evaluating the new standard.

In June 2006, FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.The adoption of FIN 48 did not have a material effect on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We market products and services that provide managed and premise-based Internet protocol, or IP, and route optimization technologies that enable business-critical applications such as e-commerce, customer relationship management, or CRM, video and audio streaming, voice-over Internet protocol, or VoIP, virtual private networks, or VPNs, and supply chain management. Our core IP connectivity services and route control technology product and service offerings are complemented by IP access solutions such as data center services, content delivery network, or CDN, and managed security. At March 31, 2007, we delivered services through our 49 network access points across North America, London and the Asia-Pacific region, including Tokyo, Japan and Sydney, Australia. Our Private Network Access Points, or P-NAPs, feature direct high-speed connections to major Internet backbones such as AT&T, Sprint, Verizon, Savvis, Global Crossing Telecommunications, and Level 3 Communications.

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

We believe our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. We serve customers in a variety of industries, including financial services, entertainment and media, travel, e-commerce, retail, and technology. As of March 31, 2007, we provided our services to more than 3,250 customers in the United States and abroad, including several Fortune 1000 and mid-tier enterprises.

On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc., or VitalStream, in an all-stock transaction to be accounted for using the purchase method of accounting for business combinations. The transaction closed on February 20, 2007. Under the terms of the agreement, VitalStream stockholders received, at a fixed exchange ratio, 0.5132 shares of our common stock for every share of VitalStream common stock in a tax-free exchange. As a result, we issued approximately 12.2 million shares of common stock to VitalStream stockholders, which represented approximately 25% of our outstanding shares. We also assumed outstanding options for the purchase of shares of VitalStream common stock, which were converted into options to purchase approximately 1.5 million shares of our common stock.  The purchase price for the acquisition included the estimated fair value of our common stock issued, stock options assumed and estimated direct transaction costs. We derived the values using an average market price per share of our common stock of $16.16, which was based on an average of the closing prices for a range of trading days from October 10, 2006 through October 16, 2006, which range spanned the announcement date of the proposed transaction of October 12, 2006. The preliminary purchase price of $214.0 million was determined based upon the number of VitalStream shares and options outstanding at the closing date of February 20, 2007 and taking into consideration estimated direct transaction costs.

We operate in four business segments: IP Services, Data Center Services, CDN/Advertising Services and Other. For additional information about these segments, see note 3 to the condensed consolidated financial statements included in Part I, Item 1.

The following is a brief description of each of our reportable business segments.

IP Services

Our managed intelligent routing service provides fast, reliable connectivity to all major Internet backbones and dynamically identifies the optimal path for our customers' traffic. The service is also supported by industry leading service level agreements with 100 percent network availability guarantees, excluding local connections. Our team of certified network engineers supports our customers 24 hours a day, 7 days a week and every week of the year. We charge for these services based on a fixed-fee, usage or a combination of both fixed fee and usage basis.

Our IP Services segment also includes our flow control platform, or FCP. FCP is a premise-based intelligent routing hardware product, for customers who run their own multiple network architectures, known as multi-homing. There are over 16,000 multi-homed networks in operation today. To operate each network at the highest performance level, a significant amount of expertise is required to monitor and adjust to global Internet routing, which is very dynamic in nature. The FCP functions similarly to our P-NAP, monitoring the global Internet and automatically adjusting routing on a real-time basis to balance the traffic across multiple links to optimize performance. FCP can be tuned to manage network traffic on two dimensions: cost and performance. The user can set thresholds that balance performance against cost, for example routing all traffic across low cost providers while meeting specific minimum performance thresholds. If the performance slips, then the traffic can be routed over a better performing but more costly provider to maintain minimum performance. This option allows the customer to enjoy service with the optimized performance and economics. Another key feature is minute-by-minute visibility reports and logs on the performance and operation of the customer's network. Our customers find this information to be very useful for carrier SLA verification, monitoring and overall network management.

FCP is one of the industry's only route control appliances that analyzes and re-routes Internet traffic flows in real-time. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint.

Data Center Services

We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, including bundling our high performance IP connectivity and managed services such as content delivery along with hosting customers' applications. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We also have relationships with various providers to extend our P-NAP model into markets with high demand.

Our data center services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high performance facilities. We use a combination of non-owned facilities and owned facilities to maximize our strategic and financial advantages. We also leverage this unique product combination position to create a differentiated offering that has proven to be competitive.

CDN Services

We did not offer proprietary CDN services and advertising services prior to our acquisition of VitalStream, which closed on February 20, 2007. VitalStream’s results of operations are included for the period from February 21, 2007 through March 31, 2007. Our CDN ensures the reliability and delivery speed of customers’ online content while reducing internal bandwidth and infrastructure requirements. Our CDN combines storage, content delivery and content management tools, which enables customers to support more site visitors, increase transactions and deliver an improved user experience to their audience. Our CDN provides guaranteed capacity and availability, superior performance and added business intelligence tools. Our CDN advertising services provide customers with a one-stop solution for delivering integrated streaming and digital advertising content on the Internet. The solution inserts in-stream advertisements into “live” and “on-demand” Internet streaming broadcasts to target specific listener demographics, enabling advertisers to reach the most engaged opt-in audio and video audiences with a seamless, in-stream advertising experience. Campaign management and ad results reporting complete the comprehensive solution.

Other

Our Other segment presents our non-segmented results of operations, including certain reseller and miscellaneous services such as third party CDN services, termination fee revenue, other hardware sales, and consulting services.

 Recent Developments

Rights Agreement. On March 15, 2007, the Board of Directors declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend was payable on March 23, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock of the Company, par value $0.001 per share, or the Preferred Shares, at a price of $100.00 per one one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent dated April 11, 2007.

  Restructuring liability. On March 31, 2007, we incurred a restructuring and impairment charge totaling $11.4 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense includes $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also includes severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

There was also a $1.1 million impairment recorded for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, which is called the fair value option. We are currently evaluating the new standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

Results of Operations

Revenue. Revenue is generated primarily from the sale of Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection and related data center services. In addition to our connectivity and data center services, we also provide premise-based route optimization products and other ancillary services, such as CDN, server management and installation services, virtual private networking services, managed security services, data back-up, remote storage, and restoration services.

Direct cost of network, sales and services. Direct cost of network, sales and services is comprised primarily of:

•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;
•	costs of license fees for operating systems software, advertising royalties to content rights owners and advertising distribution costs;
•	costs incurred for providing additional third party services to our customers; and
•	costs of FCP solution and similar products sold.

To the extent a network access point is located a distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables, while network access point facility costs are generally fixed in nature. Direct cost of network and sales does not include compensation, depreciation or amortization other than the amortization of technology-based intangible assets.

Direct cost of amortization of acquired technology. Direct cost of amortization of acquired technology is for technology acquired through business combinations that is an integral part of the services and products we sell. The cost of the acquired technology is amortized over original lives of 3 to 8 years.

Direct cost of customer support. Direct cost of customer support consists primarily of employee compensation costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in direct cost of customer support.

Product development costs. Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software, and development of internal systems. Costs for software to be sold, leased or otherwise marketed are capitalized upon establishing technological feasibility and ending when the software is available for general release to customers. Costs associated with internal use software are capitalized when the software enters the application development stage until implementation of the software has been completed. All other product development costs are expensed as incurred.

Sales and marketing costs. Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, trade shows, direct response programs, new service point launch events, management of our website, and other promotional costs.

General and administrative costs. General and administrative costs consist primarily of compensation and other expenses for executive, finance, human resources and administrative personnel, professional fees, and other general corporate costs.

Liquidity. Although we have been in existence since 1996, we have experienced significant operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the three months ended March 31, 2007, we recognized a net loss of $10.7 million. As of March 31, 2007, our accumulated deficit was $867.2 million.

 Three Months Ended March 31, 2007 and 2006

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

Three Months Ended March 31, 2007 and 2006

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues:
Internet protocol (IP) services	54.3%	63.5%
Data center services	34.2	27.5
Content delivery network (CDN) services	3.8	--
Other	7.7	9.0
Total revenues	100.0	100.0

Operating expenses:
Direct cost of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	19.1	21.5
Data center services	26.7	24.3
CDN services	1.2	--
Other	6.4	6.2
Direct cost of amortization of acquired technology	1.2	0.3
Direct cost of customer support	6.3	6.8
Product development	2.3	2.9
Sales and marketing	11.6	16.4
General and administrative	14.6	12.2
Restructuring and asset impairment	21.2	--
Acquired in-process research and development	0.9	--
Depreciation and amortization	9.2	8.9
Total operating costs and expenses	120.7	99.5
(Loss) income from operations	(20.7)%	0.5%

Segment Information. The Company has four business segments: Internet protocol, or IP, services, data center services, content delivery network, or CDN, services, and other services. IP services include managed and premise-based IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. Data center services are usually bundled with our high performance IP connectivity services. CDN services include products and services for storing and delivering digital media to large global audiences over the Internet. We did not offer proprietary CDN services and advertising services prior to our acquisition of VitalStream, which closed on February 20, 2007.

Our reportable segments are strategic business units that offer different products and services. As of March 31, 2007, our customer base totaled more than 3,250 customers across our 23 metropolitan markets.

IP Services. The increase in IP revenue is driven by an increase in demand offset by declining prices. During the three months ended March 31, 2007, IP traffic over our networks increased approximately 74.5% from the three months ended March 31, 2006. The increase in IP traffic has resulted from both existing and new customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. In particular, we added a number of high-traffic customers through competitive IP pricing and minimum commitments during the three months ended March 31, 2007.

Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are especially subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers. In addition to direct costs increasing with additional traffic, we have also upgraded several of our private network access points, or P-NAPs, which have resulted in increased bandwidth costs. These additional costs along with industry-wide competitive pricing have caused some deterioration in our adjusted gross margin for IP Services.

Data Center Services. Data center services are a significant source of revenue growth for our business, also contributing to growth in IP revenue through our ability to provide bundled services. The growth in data center services largely follows our expansion of data center space. The demand for data center services is outpacing industry-wide supply, having a direct impact on improving our adjusted gross margins for data center services.

Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities. At March 31, 2007, we had approximately 162,000 square feet of data center space with a utilization rate of approximately 75%, as compared to approximately 130,000 square feet of data center space with a utilization rate of approximately 81% at March 31, 2006.

CDN Services. We did not offer proprietary CDN services and advertising services prior to our acquisition of VitalStream, which closed on February 20, 2007. VitalStream’s results of operations are included for the period from February 21, 2007 through March 31, 2007.

Other. Revenue and direct cost of network, sales and services for our other segment primarily includes reseller and miscellaneous services such as third party CDN services, termination fee revenue, other hardware sales, and consulting services. As a result of our acquisition of VitalStream, we expect revenue and direct cost of network, sales and services will decrease as the revenue streams from our third party CDN service provider winds down.

Other operating expenses. Compensation and facilities-related costs have a pervasive impact on operating expenses other than direct cost of network, sales and services. After direct cost of network, sales and services, our most significant expense is compensation and benefits. Cash-basis compensation and benefits were $11.7 million and $10.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $1.5 million includes $0.9 million for post-acquisition VitalStream employees and $0.2 million for self-insured medical benefits. The increase in self-insured medical claims is primarily due to having experienced particularly favorable self-insured medical claims in the three months ended March 31, 2006. Total headcount increased to 432 at March 31, 2007, which includes employees added with the VitalStream acquisition, compared to 331at March 31, 2006.

Other operating expenses also include stock-based compensation in the following amounts (in thousands):

	Three Months Ended March 31,
	2007	2006
Direct cost of customer support	$333	$378
Product development	201	159
Sales and marketing	526	585
General and administrative	565	389
	$1,625	$1,511

Overall, facility and related costs, including repairs and maintenance, communications and office supplies but excluding direct cost of network and sales, decreased $0.1 million, to $1.4 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006. The decrease is primarily due to ongoing consolidation and cost containment efforts, even after taking into consideration post-acquisition VitalStream costs.

Other operating costs are discussed with the financial statement captions below.

Direct cost of amortization of acquired technology. The increase in amortization expense of $0.5 million is for the amortization of the post-acquisition intangible technology assets of VitalStream.

Direct cost of customer support. Direct cost of customer support increased 17% to $3.4 million for three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. The increase of $0.5 million was largely due to the addition of post-acquisition VitalStream employees and other activity. In addition, facilities and related expenses increased $0.1 million based on more accurate data for allocation of costs, primarily from sales and marketing.

Product development. Product development costs for the three months ended March 31, 2007 increased 6% to $1.3 million from $1.2 million for the three months ended March 31, 2006. The increase of $0.1 million is attributable to the addition of post- acquisition VitalStream employees and other activity.

Sales and marketing. Sales and marketing costs for the three months ended March 31, 2007 decreased 11% to $6.2 million from $7.0 million for the three months ended March 31, 2006. The net decrease of $0.8 million was comprised primarily of $0.4 million for facilities and related expenses, $0.2 million in commissions and $0.2 million in professional services. Facilities and related expenses decreased due to consolidation and moving into lower cost facilities as well as more accurate data allocations of expenses, particularly to general and administrative and direct cost of customer support. The decrease in commissions is the result of changes to our commission plans. All of these reductions were partially offset by an increase of $0.6 million related to post-acquisition VitalStream employees and other activity.

General and administrative. General and administrative costs for the three months ended March 31, 2007 increased 51% to $7.8 million from $5.2 million for the three months ended March 31, 2006. The increase of $2.6 million reflects a $1.4 million increase in cash-based compensation, $0.6 million in professional services and $0.4 million in facilities and related costs. Post- acquisition VitalStream employees and activities account for $0.5 million of these total increases. Our employee count increased to 432 employees at March 31, 2007 from 338 employees at December 31, 2006. This increase mainly results from the VitalStream acquisition. Furthermore, we are accruing employee bonuses at a higher amount for 2007 than we did in 2006 due to the increase in employees. Professional services during the three months ended March 31, 2007 included a number of projects such as additional consultative work for expanded disclosures in our 2007 proxy statement, legal costs associated with threatened litigation, further described in note 9 to the financial statements, compliance activities for domestic and international tax and financial statement requirements, and contract labor to back-fill a number of open job requisitions. The increase in facilities and related costs are primarily due to more accurate data for allocation of costs, primarily from sales and marketing.

Restructuring and asset impairment. On March 31, 2007, we incurred a restructuring and impairment charge totaling $11.4 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan. The charge to expense includes $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also includes severance payments of $1.2 million for the termination of certain employees and $2.4 million for impairment of assets. Related expenditures are estimated to be $10.7 million, of which $0.3 million was paid on or before March 31, 2007 and will continue through December 2016, the last date of the longest lease term. The impairment charge includes $1.3 million for assets related to the leases referenced above, $1.1 million for costs previously capitalized in 2004 related to a sales order-through-billing system and less than $0.1 million for other assets. The impairment of the sales order-through-billing system was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

Depreciation and amortization. Depreciation and amortization, including other intangible assets, for the three months ended March 31, 2007 increased 29% to $4.9 million compared to $3.8 million for the three months ended March 31, 2006. Out of the total $1.1 million increase, $0.7 million is the result of the post-acquisition depreciation and amortization of VitalStream property and equipment and amortizable intangible assets. The remaining increase is due to an increased depreciable base of assets as we upgraded our P-NAP facilities and continue to expand our data center facilities.

Income taxes. The provision for income taxes was less than $0.1 million and $0.0 million for the three months ended March 31, 2007 and 2006, respectively. We continue to maintain a full valuation allowance against our deferred tax assets of approximately $194.0 million, consisting primarily of net operating loss carry-forwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carry-forwards to the extent available to reduce cash outflows for income taxes. Tax years 2003 through 2006 remain open to examination by jurisdictions to which we are subject, and net operating losses from previous years are subject to adjustment upon audit prior to being fully utilized.

Liquidity and Capital Resources

Cash Flow for the Three Months ended March 31, 2007 and 2006

Net cash from operating activities.

Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2007, and was primarily due to adjustments for non-cash items of $9.2 million, changes in working capital items of $7.7 million, including accrued restructuring liability, offset by our net loss of $10.7 million. Quarterly days sales outstanding at March 31, 2007 decreased to 38 days from 43 days as of March 31, 2006. The increase in payables is primarily related to the timing of payments with the March 31, 2007 balance being consistent with our normal operating expenses and payment terms. We expect to continue to generate cash from operating activities to fund ongoing operations.

Net cash provided by operating activities was $5.5 million for the three months ended March 31, 2006, and was comprised of net income of $0.5 million adjusted for non-cash items of $6.5 million, offset by changes in working capital items of $1.5 million. The principal non-cash items include depreciation and amortization, stock-based compensation expense and non-cash changes in deferred rent. The changes in working capital items include net cash used to pay down accounts payable of $1.4 million, accrued restructuring of $0.3 million and accrued liabilities of $0.9 million. Other uses of cash include a $0.9 million increase in prepaid expenses, deposits, and other assets. These decreases were offset by a net source of cash of $2.0 million related to the decrease in accounts receivable. The decrease in accounts receivable was primarily attributable to strong cash collections during the three months ended March 31, 2006, along with a decrease in the allowance for doubtful accounts. The decrease in the allowance for doubtful accounts was primarily related to the partial recovery of a previously reserved balance. The decrease in accounts payable was due in part to more timely payments.

Net cash from investing activities.

Net cash used in investing activities for the three months ended March 31, 2007 was $1.4 million, primarily due to capital expenditures of $3.8 million. Our capital expenditures were principally for upgrading our P-NAP facilities and the expansion of our data center facilities. We expect total capital expenditures of $20.0 million for the year ended December 31, 2007, funded primarily through cash from operations.

Net cash used in investing activities for the three months ended March 31, 2006 was $0.3 million and primarily consisted of the maturity of marketable securities of $4.7 million, which was offset by the purchase of investments in marketable securities of $3.0 million and purchases of property and equipment of $1.4 million primarily related to the expansion of our data centers and upgrade of our P-NAP facilities.

Net cash from financing activities.

Net cash provided by financing activities for the three months ended March 31, 2007 was $1.9 million. Cash provided by financing activities was primarily due to proceeds from stock options of $3.7 million, offset by principal payments on a note payable and capital leases of $1.9 million. As a result of these activities and the VitalStream acquisition, we had $10.1 million in notes payable and $2.3 million in capital lease obligations as of March 31, 2007 with $9.2 million in the notes payable and capital leases scheduled as due within the next 12 months.

Net cash used in financing activities for the three months ended March 31, 2006 was $0.3 million, primarily representing the repayment of notes payable and capital leases of $1.1 million and $0.1 million, respectively. Net cash was partially offset by the proceeds from stock compensation plan activity of $0.9 million.

Liquidity.

We recorded a net loss of $10.7 million for the three months ended March 31, 2007 and $0.5 million for the three months ended March 31, 2006. As of March 31, 2007, our accumulated deficit was $867.2 million. Our net loss for the current period includes $11.8 million in charges for restructuring, asset impairment and acquired in-process research and development. We cannot guarantee that we will avoid incurring similar charges in the future that will cause us to record net losses, nor can we guarantee that we will be profitable in the future, given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

        Although we have experienced positive operating cash flow recently, including for the three months ended March 31, 2007, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. Furthermore, we cannot guarantee that we will continue to generate positive cash flow as we integrate VitalStream.  We expect, however, to meet our cash requirements in 2007 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our credit facilities, and remaining proceeds from our public offering in March of 2004. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services and products, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $5.0 million credit facility will expire on December 27, 2007. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms, or at all. We believe we have sufficient cash to operate our business for the foreseeable future.

Revolving credit facility.   At March 31, 2007, we had a $5.0 million revolving credit facility and a $17.5 million term loan under a loan and security agreement with a bank. The agreement was reviewed and amended as of December 27, 2006, to modify the amount available for borrowing under the revolving credit agreement from $10.0 million to $5.0 million with an additional $5.0 million available as needed, decrease the letter of credit sub-limit from $6.0 million to $4.7 million, extend the expiration date of the revolving credit facility from December 28, 2006 to December 27, 2007, and update the loan covenants.

Availability under the revolving credit facility is based on 85% of eligible accounts receivable. As of March 31, 2007, $3.9 million in letters of credit were issued, and we had available $1.1 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtedness. As of March 31, 2007, we were in compliance with the various loan covenants.

At March 31, 2007, we also had a loan and security agreement that we assumed in the VitalStream acquisition. The loan and security agreement includes an outstanding balance on a line of credit equal to $2.0 million, due in June 2007, a term loan with an outstanding balance of $1.0 million, due in March 2008 and a second term loan with an outstanding balance of $0.5 million, due in September 2007. The loan and security agreement contains certain covenants, including covenants related to future operations. In addition, VitalStream has pledged substantially all of its assets to secure repayment of the credit facilities under the loan and security agreement.
Notes payable to financial institutions. The $17.5 million term loan discussed with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of $0.4 million for principal plus interest through September 1, 2008. The balance outstanding at March 31, 2007 was $6.6 million. Proceeds from the loan were used to purchase assets recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our assets, except patents.

The term loans discussed above with the loan and security agreement that we assumed in the VitalStream acquisition have variable interest rates of the lender’s published prime rate plus 1.0% with $0.5 million due in September 2007 and $1.0 million due in March 2008. Both term loans have monthly principal payments of $0.1 million plus interest. The combined balance outstanding at March 31, 2007 was $1.5 million. Proceeds from the loan were used to finance equipment purchases. The loan is secured by substantially all of VitalStream’s assets.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at March 31, 2007 totaled $2.7 million.

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

  Common and preferred stock.

Our Certificate of Incorporation includes designation for 200 million shares of preferred stock. As of March 31, 2007, no shares of preferred stock were issued or outstanding.
We issued approximately 12.2 million shares of our common stock to the former stockholders of VitalStream in connection with the acquisition, which closed on February 20, 2007.

Asset Impairment and Restructuring Costs

As described in note 7 to the financial statements, we recognized a restructuring and impairment charge totaling $11.4 million on March 31, 2007. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense includes $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also includes severance payments of $1.2 million for the termination of certain employees and $2.4 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge includes $1.3 million for assets related to the leases referenced above, $1.1 million for costs previously capitalized in 2004 related to a sales order-through-billing system and less than $0.1 million for other assets. The impairment of the sales order-through-billing system was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream. We may incur additional charges in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, we record them on the balance sheet at fair value.

                Other investments. We have a $1.2 million equity investment in Aventail Corporation, or Aventail, a, privately held company, after reducing the balance for an impairment loss of $4.8 million in 2001. This strategic investment is inherently risky, in part because the market for the products or services being offered or developed by Aventail has not been proven. Because of risk associated with this investment, we could lose our entire investment in Aventail.

We have also invested $4.1 million in Internap Japan Co, Ltd., or Internap Japan, our joint venture with NTT-ME Corporation and another NTT affiliate. This investment is accounted for using the equity-method, and to date we have recognized $3.5 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services being offered by Internap Japan has not been proven and may never materialize.

Notes payable. As of March 31, 2007, we had notes payable recorded at their present value of $10.1 million bearing rates of interest that we believe are commensurate with their associated market risk.

Capital leases. As of March 31, 2007, we had capital leases recorded at $2.3 million, reflecting the present value of future lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

        Credit facilities. As of March 31, 2007, we had $1.1 million available under our revolving credit facility with a bank, and outstanding loan balances of $10.1 million. The interest rate for one loan with an outstanding balance was fixed at 7.5%. The interest rate for the remaining loan balances were variable based on the lenders published prime rate plus 0.5% to 1.0%. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal.

        Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of March 31, 2007, we had $3.5 million of outstanding debt at the lender’s published prime rate plus 0.5% to 1.0%.

Foreign currency risk. Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

        Inflation. The effect of inflation and changing prices on net sales and revenues and income from continuing operations has not been material to the Company.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

 During the first quarter of fiscal 2007, we completed the implementation of an enterprise resource planning, or ERP, system. As a result of the implementation, there have been changes in our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The general design of our internal controls has not changed, but various processes and reports that are enabled through the ERP system and that implement and support the internal controls have replaced analogous process and report features of our predecessor systems. We believe we have taken the necessary steps to monitor and maintain appropriate internal controls as affected by this implementation during this period of change.

In addition, as a result of the VitalStream acquisition, there have been changes in our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. We were in the process of conducting an evaluation of the effectiveness of VitalStream’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  This evaluation was and is currently being conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  As of the quarter ended March 31, 2007, our Chief Executive Officer and Chief Financial Officer have not reached a conclusion as to whether VitalStream’s disclosure controls and procedures are effective.

Other than the changes noted in the preceding paragraphs, there were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 2007, ADC Telecommunications, Inc. filed a complaint against us in Minnesota state court, related to goods allegedly purchased by CO Space in 2000.  As part of our acquisition of CO Space on June 20, 2000, we assumed a pre-acquisition accounts payable liability of $1.3 million. As disclosed in our 2003 financial statements, we wrote off the $1.3 liability amount, as we believed the obligation no longer existed.    We believe that we have no obligation to make the $1.3 million payment and intend to vigorously defend this suit.   As of March 31, 2007 we have not accrued any amounts associated with this claim, as we believe a loss is neither probable or estimable. Any associated legal costs have been and will continue to be expensed as incurred.

 From time to time, we may be subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 13, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting of stockholders, held on February 20, 2007, the following proposals were voted upon by the stockholders as indicated below:

1.
To approve the issuance of shares of Internap common stock in the merger contemplated by the Agreement and Plan of Merger, dated as of October 12, 2006, by and among Intnerap, Ivy Acquisition Corp., and VitalStream, and the adoption of that Agreement and Plan of Merger.

     For    Against    Abstain
Number of Shares Voted    22,039,118                 159,281                               41,602

2.	To adjourn the special meeting if necessary to solicit additional proxies in favor of proposal to issue additional shares.

     For    Against    Abstain
Number of Shares Voted    21,484,146                 722,102                               33,753

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	2007 Executive Bonus Award Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

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

Date: May 10, 2007