Form 10-Q
period 2007-06-30
INTERNAP NETWORK SERVICES CORP
filed 2007-08-09
CIK 1056386

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 49,535,679 shares of the registrant's outstanding common stock, $0.001 par value per share, were issued and outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” or other comparable words.

Specifically, this quarterly report contains, among others, forward-looking statements regarding:

•	future cash flows, profitability, revenues, and expenses;

•	our ability to respond successfully to technological change including the evolution of the high performance Internet connectivity, content delivery, streaming, and related services industries;

•	the availability of services from Internet network service providers or network service providers providing network access loops and local loops on favorable terms, or at all;

•	the availability of third party suppliers to deliver their products and services on favorable terms, or at all;

•	the performance of our network operations centers, network access points or computer systems;

•	the ability to successfully integrate the operations of Internap and VitalStream Holdings, Inc., or VitalStream, as well as the impact of this acquisition on our business;

•	our ability to protect our intellectual property;

•	the expansion of our data center facilities, including the funding for such expansion;

•	the future recognition of deferred tax assets; and

•	the future demand for IP services, data center services and CDN services.

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

As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Services Corporation and its subsidiaries.

PART I. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Internet protocol (IP) services	$29,345	$27,073	$58,382	$54,119
Data center services	19,927	13,512	38,230	25,237
Content delivery network (CDN) services	5,235	--	7,287	--
Other	3,987	3,320	8,129	7,174
Total revenues	58,494	43,905	112,028	86,530
Operating expenses:
Direct cost of network, sales and services, exclusive
of depreciation and amortization shown below:
IP services	10,516	10,192	20,738	19,371
Data center services	14,095	10,723	28,400	21,098
CDN services	1,958	--	2,621	--
Other	3,048	2,691	6,486	5,354
Direct cost of amortization of acquired technology	1,054	138	1,708	275
Direct cost of customer support	4,330	2,769	7,718	5,666
Product development	1,747	1,158	3,002	2,383
Sales and marketing	8,341	7,072	14,531	14,042
General and administrative	8,333	5,080	16,165	10,270
Restructuring and asset impairment	1,178	--	12,527	--
Acquired in-process research and development	--	--	450	--
Depreciation and amortization	5,912	3,849	10,824	7,643
Gain on disposals of property and equipment	--	(117)	(4)	(114)
Total operating costs and expenses	60,512	43,555	125,166	85,988
(Loss) income from operations	(2,018)	350	(13,138)	542

Non-operating (income) expense:
Interest income	(671)	(520)	(1,364)	(944)
Interest expense	267	232	490	483
Other, net	(20)	(18)	(19)	(147)
Total non-operating income	(424)	(306)	(893)	(608)

(Loss) income before income taxes and equity in earnings of
unconsolidated subsidiary	(1,594)	656	(12,245)	1,150
Provision for income taxes	106	--	156	--
Equity in earnings of equity-method investment, net of taxes	(17)	(57)	(24)	(104)
Net (loss) income	$(1,683)	$713	$(12,377)	$1,254

Net (loss) income per share:
Basic	$(0.03)	$0.02	$(0.28)	$0.04
Diluted	$(0.03)	$0.02	$(0.28)	$0.04

Weighted average shares used in per share calculations:
Basic	48,515	34,465	44,932	34,384
Diluted	48,515	35,787	44,932	35,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$40,575	$45,591
Short-term investments in marketable securities	19,646	13,291
Accounts receivable, net of allowance of $1,840 and $888, respectively	26,641	20,282
Inventory	375	474
Prepaid expenses and other assets	6,456	3,818

Total current assets	93,693	83,456

Property and equipment, net of accumulated depreciation of $157,145 and $151,269, respectively	62,974	47,493
Investments	919	2,135
Intangible assets, net of accumulated amortization of $20,799 and $18,644, respectively	46,130	1,785
Goodwill	191,100	36,314
Restricted cash	903	--
Deposits and other assets	1,644	2,519

Total assets	$397,363	$173,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$7,372	$4,375
Accounts payable	13,388	8,776
Accrued liabilities	10,648	8,689
Deferred revenue, current portion	3,401	3,260
Capital lease obligations, current portion	765	347
Restructuring liability, current portion	4,484	1,400
Other current liabilities	105	84

Total current liabilities	40,l63	26,931

Notes payable, less current portion	1,094	3,281
Deferred revenue, less current portion	1,427	1,080
Capital lease obligations, less current portion	868	83
Restructuring liability, less current portion	8,449	3,384
Deferred rent	10,529	11,432
Other long-term liabilities	933	986

Total liabilities	63,463	47,177

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.001 par value, 60,000 shares authorized, 49,507 and 35,873 shares issued and outstanding, respectively	50	36
Additional paid-in capital	1,202,137	982,624
Accumulated deficit	(868,832)	(856,455)
Accumulated items of other comprehensive income	545	320

Total stockholders' equity	333,900	126,525

Total liabilities and stockholders' equity	$397,363	$173,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,377)	$1,254
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Asset impairment	3,632	--
Acquired in-process research and development	450	--
Depreciation and amortization	12,532	7,918
Gain on disposal of assets	--	(114)
Provision for doubtful accounts	626	(119)
Income from equity method investment	(24)	(104)
Non-cash changes in deferred rent	(1,035)	1,603
Stock-based compensation expense	4,415	3,079
Other, net	77	--
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(3,644)	(375)
Inventory	46	199
Prepaid expenses, deposits and other assets	184	(725)
Accounts payable	1,500	1,931
Accrued expense and other liabilities	(2,646)	(1,086)
Deferred revenue	375	64
Accrued restructuring charge	8,149	(742)
Net cash provided by operating activities	12,260	12,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17,024)	(5,543)
Purchases of short-term investments in marketable securities	(17,141)	(4,215)
Maturities of short-term investments in marketable securities	10,992	10,956
Proceeds from disposal of property and equipment	--	127
Cash received from acquisition, net of costs incurred for the transaction	3,203	--
Other, net	--	82
Net cash (used in) provided by investing activities	(19,970)	1,407

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,852)	(2,187)
Payments on capital lease obligations	(1,240)	(277)
Proceeds from exercise of stock options, employee stock purchase plan, and exercise of warrants	6,819	2,149
Other, net	(33)	30

Net cash provided by (used in) financing activities	2,694	(285)
Net (decrease) increase in cash and cash equivalents	(5,016)	13,905
Cash and cash equivalents at beginning of period	45,591	24,434

Cash and cash equivalents at end of period	$40,575	$38,339
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued and stock options assumed for acquisition of VitalStream	$208,293	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
Six months ended June 30, 2007:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2006	35,873	$36	$982,624	$--	$(856,455)	$320	$126,525
Net loss	--	--	--	--	(12,377)	--	(12,377)
Change in unrealized gains and losses on investments, net of taxes	--	--	--	--	--	207	207
Foreign currency translation adjustment	--	--	--	--	--	18	18
Total comprehensive loss(*)							(12,152)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	--	--	--	208,293
Stock compensation plans activity	937	2	6,817	--	--	--	6,819
Stock-based compensation	490	--	4,415	--	--	--	4,415
Balance, June 30, 2007	49,506	$50	$1,202,137	$--	$(868,832)	$545	$333,900

	Common Stock
Six months ended June 30, 2006:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2005	34,168	$34	$970,221	$(420)	$(860,112)	$5	$109,728
Net income	--	--	--	--	1,254	--	1,254
Change in unrealized gains and losses on investments, net of taxes	--	--	--	--	--	94	94
Foreign currency translation adjustment	--	--	--	--	--	138	138
Total comprehensive income(*)							1,486
Reclassification of deferred stock compensation resulting from implementation of FAS 123R	--	--	(420)	420	--	--	--
Stock compensation plans activity	370	1	1,746	--	--	--	1,747
Stock-based compensation	46	--	3,086	--	--	--	3,086
Exercise of warrants	62	--	402	--	--	--	402
Balance, June 30, 2006	34,646	$35	$975,035	$--	$(858,858)	$237	$116,449

 (*) Total comprehensive (loss) income was $(1,502) and $859 for the three months ended June 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) delivers high performance and reliable Internet solutions through a suite of network optimization and delivery product and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. The Company currently has more than 3,400 customers serving financial services, healthcare, technology, government, retail, travel, and media/entertainment markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 44 network access points across North America, London and the Asia-Pacific region, including Tokyo, Japan and Sydney, Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T, Sprint, Verizon, Savvis, Global Crossing Telecommunications, and Level 3 Communications. We operate and manage the Company in four business segments: IP Services, Data Center Services, CDN Services, and Other.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2007 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The balance sheet at December 31, 2006 has been derived from our audited financial statements as of that date but does not include all disclosures required by accounting principals generally accepted in the United States of America. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the SEC.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2007.

2.	Business Combination

On February 20, 2007, we completed the previously announced acquisition of VitalStream Holdings, Inc., or VitalStream, for approximately $214.0 million whereby VitalStream became a wholly owned subsidiary of Internap. VitalStream provides products and services for storing and delivering digital media to large audiences over the Internet and ad insertion and related advertising services to companies that stream digital media over the Internet. VitalStream also enhances our position as a leading provider of high performance route control products and services by adding complementary service offerings in the rapidly growing content delivery and on-line advertising markets. Integrating VitalStream's digital media delivery platform into our portfolio of products and services will enable us to provide customers with one of the most complete product lines in content delivery solutions, content monetization and on-line advertising, while supporting the significant long-term growth opportunities in the network services market. We accounted for the transaction using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Our results of operations include the activities of VitalStream from February 21, 2007 through June 30, 2007.

Purchase Price

                Assets acquired and liabilities assumed were recorded at their fair values as of February 20, 2007. The total $214.0 million purchase price is comprised of the following (in thousands):

Value of Internap stock issued	$197,272
Fair value of options assumed	11,021
Direct transaction costs	5,729
Total purchase price	$214,022

                As a result of the acquisition, we issued approximately 12.2 million shares of Internap common stock based on an exchange ratio of 0.5132 shares of Internap common stock for each outstanding share of VitalStream common stock as of February 20, 2007. This fixed exchange ratio gives effect to the one-for-ten reverse stock split by Internap implemented on July 11, 2006 and the one-for-four reverse stock split by VitalStream implemented on April 4, 2006. The average market price per share of Internap common stock of $16.16 was based on an average of the closing prices for a range of trading days from October 10, 2006 through October 16, 2006, which range spanned the announcement date of the proposed transaction on October 12, 2006.

                Under the terms of the merger agreement, each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase Internap common stock and we assumed that stock option in accordance with the terms of the applicable VitalStream stock option plan and terms of the stock option agreement relating to that VitalStream stock option. Based on VitalStream's stock options outstanding at February 20, 2007, we converted options to purchase approximately 3.0 million shares of VitalStream common stock into options to purchase approximately 1.5 million shares of Internap common stock. We determined the fair value of the outstanding options using a Black-Scholes valuation model with the following weighted-average assumptions: volatility of 48.8% to 120.1%; risk-free interest rates ranging from 4.7% to 5.1%; remaining expected lives ranging from 0.18 to 6.25 years and dividend yield of zero.

Purchase Price Allocation

                Under the purchase method of accounting, we allocated the total estimated purchase price to VitalStream's net tangible and intangible assets based on their estimated fair values as of February 20, 2007. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. We determined the fair value assigned to identifiable intangible assets acquired using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The allocation of the purchase price and the estimated useful lives are as follows (dollars in thousands):

		Estimated
	Amount	Useful Life

Net tangible assets	$12,286	--
Identifiable intangible assets:
Developed technologies	36,000	8 years
Customer relationships	9,000	9 years
Trade name and other	1,500	3-6 years
Acquired in-process research and development	450	--
Goodwill	154,786	--
Total estimated purchase price	$214,022

                During the three months ended June 30, 2007, a net increase of $0.1 million was recorded to goodwill as a result of normal adjustments to certain pre-acquisition assets and liabilities.

Net tangible assets. We reviewed and adjusted VitalStream's tangible assets and liabilities as of February 20, 2007 to their fair value as necessary. Net tangible assets included restricted and unrestricted cash of $9.8 million, accounts receivable of $3.2 million, property and equipment of $11.2 million, other assets of $2.2 million, loan and security agreement and capital lease obligations of $6.1 million, and accounts payable and other liabilities of $8.0 million. The loan and security agreement assumed in the VitalStream acquisition includes a total outstanding balance of $3.5 million due at various times through March 2008. The term loans with the loan and security agreement have variable interest rates of the lender's published prime rate plus 0.5% to 1.0%. In addition, VitalStream pledged substantially all of its assets to secure repayment of the credit facilities under the loan and security agreement.

Identifiable intangible assets.  Developed technologies relate to VitalStream products across all of their product lines that have reached technological feasibility and include processes and trade secrets acquired or developed through design and development of their products. Customer relationships represent existing contracts that related primarily to underlying customer relationships. Trade name primarily relates to the VitalStream and other product names. Amortization of identifiable intangibles is on a straight-line basis over their respective useful lives.

In-process research and development.  As of the closing date, one project was in development that has not reached technological feasibility and therefore qualifies as in-process research and development. The amount allocated to in-process research and development was charged to the statement of operations in the period the acquisition was consummated, the six months ended June 30, 2007.

Goodwill.  We allocated approximately $154.8 million to goodwill for the CDN Services segment. During the three months ended June 30, 2007, we recorded a net increase of $0.1 million to goodwill as a result of normal adjustments to certain pre-acquisition assets and liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we will not amortize goodwill but instead will test it for impairment at least annually, or more frequently if certain indicators are present. A total of $18.4 million of goodwill will be deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006 as if the acquisition of VitalStream had occurred at the beginning of each period. Prior to the acquisition, VitalStream was a customer of ours, and for each of the six month periods ended June 30, 2007 and 2006, we recognized revenue of $0.2 million from VitalStream and settled the receivables in the normal course of business. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place at the beginning of each period (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2007	2006

Pro forma revenue	$50,101	$114,356	$98,430
Pro forma net loss	(2,146)	(18,191)	(4,134)
Pro forma net loss per share, basic and diluted	(0.05)	(0.34)	(0.09)

3.	Segments

The following tables show operating results for our reportable segments, along with reconciliation from segment gross profit to income (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three Months Ended June 30, 2007

	IP Services	Data Center	CDN Services	Other	Corporate Allocations	Total
Revenue	$29,345	$19,927	$5,235	$3,987	$--	$58,494
Direct costs of network, sales and services, exclusive of depreciation and amortization	10,516	14,095	1,958	3,048	--	29,617
Segment gross profit	18,829	5,832	3,277	939	--	28,877

Direct costs of amortization of acquired technology	104	--	950	--	--	1,054
Direct costs of customer support	--	--	--	--	4,330	4,330
Depreciation and amortization associated with direct costs of network, sales and services	--	--	--	--	4,833	4,833
Other depreciation and amortization	--	--	--	--	1,079	1,079
Other operating costs and expenses	--	--	--	--	19,599	19,599
Income (loss) from operations	$18,725	$5,832	$2,327	$939	$(29,841)	$(2,018)

	Three Months Ended June 30, 2006

	IP Services	Data Center	CDN Services	Other	Corporate Allocations	Total
Revenue	$27,073	$13,512	$--	$3,320	$--	$43,905
Direct costs of network, sales and services, exclusive of depreciation and amortization	10,192	10,723	--	2,691	--	23,606
Segment gross profit	16,881	2,789	--	629	--	20,299

Direct costs of amortization of acquired technology	138	--	--	--	--	138
Direct costs of customer support	--	--	--	--	2,769	2,769
Depreciation and amortization associated with direct costs of network, sales and services	--	--	--	--	3,043	3,043
Other depreciation and amortization	--	--	--	--	806	806
Other operating costs and expenses	--	--	--	--	13,193	13,193
Income (loss) from operations	$16,743	$2,789	$--	$629	$(19,811)	$350

	Six Months Ended June 30, 2007

	IP Services	Data Center	CDN Services	Other	Corporate Allocations	Total
Revenue	$58,382	$38,230	$7,287	$8,129	$--	$112,028
Direct costs of network, sales and services, exclusive of depreciation and amortization	20,738	28,400	2,621	6,486	--	58,245
Segment gross profit	37,644	9,830	4,666	1,643	--	53,783

Direct costs of amortization of acquired technology	208	--	1,500	--	--	1,708
Direct costs of customer support	--	--	--	--	7,718	7,718
Depreciation and amortization associated with direct costs of network, sales and services	--	--	--	--	8,911	8,911
Other depreciation and amortization	--	--	--	--	1,913	1,913
Other operating costs and expenses	--	--	--	--	46,671	46,671
Income (loss) from operations	$37,436	$9,830	$3,166	$1,643	$(65,213)	$(13,138)

	Six Months Ended June 30, 2006

	IP Services	Data Center	CDN Services	Other	Corporate Allocations	Total
Revenue	$54,119	$25,237	$--	$7,174	$--	$86,530
Direct costs of network, sales and services, exclusive of depreciation and amortization	19,371	21,098	--	5,354	--	45,823
Segment gross profit	34,748	4,139	--	1,820	--	40,707

Direct costs of amortization of acquired technology	275	--	--	--	--	275
Direct costs of customer support	--	--	--	--	5,666	5,666
Depreciation and amortization associated with direct costs of network, sales and services	--	--	--	--	6,012	6,012
Other depreciation and amortization	--	--	--	--	1,631	1,631
Other operating costs and expenses	--	--	--	--	26,581	26,581
Income (loss) from operations	$34,473	$4,139	$--	$1,820	$(39,890)	$542

4.	Stock-Based Compensation

During the three months ended June 30, 2007, 0.1 million stock options and 0.2 million unvested restricted common stock awards were granted including annual grants of options and unvested restricted common stock awards to non-employee directors. For the six months ended June 30, 2007, we granted 0.6 million stock options and 0.6 million unvested restricted common stock awards, which includes 0.5 million options and 0.4 million unvested restricted common stock awards granted in conjunction with annual performance evaluations and bonuses. Total stock-based compensation expense was $2.8 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, and $4.4 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively. We use the Black-Scholes option valuation model to determine stock-based compensation expense.

The VitalStream stock option/stock issuance plan provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the board of directors, consultants and independent contractors according to the terms of the plan. There were 5.4 million VitalStream shares, or 2.8 million Internap shares on a post-converted basis, reserved for issuance under the plan and 0.5 million VitalStream shares, or 0.3 million Internap shares on a post-converted basis, available for grant. Generally, the assumed options had exercise prices equal to the stock price on the date of grant and had contractual terms of 5 years. Vesting schedules ranged from quarterly periods over one year to four years with 1/4th vesting after one year and 1/16th vesting each quarter thereafter.

5.	Net (Loss) Income Per Share

We computed basic net (loss) income per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net (loss) income per share using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. This method excludes potentially dilutive shares from the computation of net (loss) income per share if their effect is antidilutive.

Basic and diluted net (loss) income per share for the three and six months ended June 30, 2007, and 2006 are calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(1,683)	$713	$(12,377)	$1,254

Weighed average shares outstanding, basic	48,515	34,465	44,932	34,384

Effect of dilutive securities:
Stock compensation plans	--	1,028	--	619
Warrants	--	294	--	--
Weighted average shares outstanding, diluted	48,515	35,787	44,932	35,003

Basic net (loss) income per share	$(0.03)	$0.02	$(0.28)	$0.04
Diluted net (loss) income per share	$(0.03)	$0.02	$(0.28)	$0.04

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Stock compensation plans	4,411	1,437	4,411	1,961
Warrants to purchase common stock	34	--	34	1,385

Total anti-dilutive securities	4,445	1,437	4,445	3,346

6.	Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year and estimated the fair value of our reporting units utilizing a discounted cash flow method. Based on the results of these analyses, our goodwill was not impaired as of August 1, 2006.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the valuation would necessitate an impairment charge for the goodwill held by us. As of December 31, 2006, the recorded amount of goodwill totaled $36.3 million. In connection with our acquisition of VitalStream on February 20, 2007, we recorded $154.8 million of additional goodwill based on our allocation of the VitalStream purchase price, as discussed in note 2. The total recorded amount of goodwill was $191.1 million and $36.3 million as of June 30, 2007 and December 31, 2006, respectively.

Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expense. We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

Also in connection with our acquisition of VitalStream on February 20, 2007, we recorded $46.5 million of additional amortizing intangible assets. The components of our amortizing intangible assets are as follows (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$25,018	$(14,738)	$14,518	$(14,291)
Technology based	41,911	(6,061)	5,911	(4,353)
	$66,929	$(20,799)	$20,429	$(18,644)

Amortization expense related to intangible assets was $1.4 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.1 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, expected amortization expense in future periods is summarized as follows (in thousands):

Remainder of 2007	$3,122
2008	6,243
2009	6,243
2010	6,054
2011	5,728
2012	5,728
Thereafter	13,012
$46,130

7.	Restructuring and Impairment of Long-Lived Assets

In connection with our preparation of this quarterly report, we incurred an impairment charge as of June 30, 2007, totaling $1.2 million, representing the carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial impairment loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

As of March 31, 2007, we incurred a restructuring and impairment charge of $10.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense included $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

We also recorded a $1.1 million impairment during the three months ended March 31, 2007 for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

The following table displays the activity and balances for the restructuring and asset impairment activity (excluding the investment in Aventail and the sales order-through-billing system, in thousands):

	Restructuring and Impairment Charge	Cash Reductions	Non-cash Write- Downs	Non-cash Plan Adjustments	June 30, 2007 Restructuring Liability
Restructuring costs
Real estate obligations	$7,755	$(735)	$--	$1,346	$8,366
Employee separations	1,140	(595)	--	--	545

Total restructuring costs	8,895	(1,330)	--	1,346	8,911

Asset impairments
Leasehold improvements	897	--	(897)	--	--
Other	471	--	(471)	--	--

Total asset impairments	1,368	--	(1,368)	--	--

Total	$10,263	$(1,330)	$(1,368)	$1,346	$8,911

As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we announced plans in 2001 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and IP services market. The following tables display the restructuring activity relating to the remaining real estate obligations from the 2001 restructuring charges (in thousands):

	Six months ended June 30,
	2007	2006
Balance, beginning of period	$4,784	$6,277
Less: Cash reductions relating to real estate activities	(762)	(742)
Balance, end of period	$4,022	$5,535

8.	Georgia Tax Credit

In 2007, the Georgia Department of Revenue approved our 2003 application for the Georgia Headquarters Tax Credit, or the HQC, with a stipulation that we apply the credit against our June payroll tax liability. The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property and (c) employing a minimum number of new full-time employees in the State of Georgia at or above a required wage level. Employers may use this credit for either corporate state income tax or payroll withholding tax. The approved credit was $0.3 million and relates to fiscal year 2003. We are applying for credits for 2004 through 2007, but we cannot determine the amount of potential credit at this time.

9.	Income Taxes

        The provision for income taxes during the three and six months ended June 30, 2007 consisted of $0.1 million and $0.2 million, respectively. The entire provision is a non-current expense as a result of goodwill amortization for tax purposes from the acquisition of VitalStream.

        The noncurrent provision represents an effective tax rate of 2%. The effective tax rate is based on management’s current expectations for the results of operations for the year ending December 31, 2007, in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes” and Accounting Principals Board (APB) Opinion No. 28, “Interim Financial Reporting.”

        APB Opinion No. 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. To determine the estimated effective rate, we use the actual effective tax rate year-to-date as the best estimate for the annual effective rate.

        We continue to maintain a full valuation allowance against our unrealized deferred tax assets of approximately $191.7 million, consisting primarily of net operating loss carryforwards. As a result of the VitalStream acquisition, however, $0.6 million in deferred tax liabilities from goodwill amortization for tax purposes exists as of June 30, 2007. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of the Company or certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

        Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48. In connection with the adoption, we formalized our policy to recognize income tax related interest and penalties within general and administrative expense. In the aggregate, the adoption did not have a material effect on the financial statements. Subsequently, no uncertain income tax positions have been discovered for the three or six months ended June 30, 2007.

        Because we conduct business globally, certain of our subsidiaries file income tax returns in foreign jurisdictions, as well as federal and state jurisdictions of the United States. In the normal course of business we are subject to examination by taxing authorities throughout the world, including the jurisdictions of Australia, Canada, Hong Kong, Japan, the Netherlands, Singapore, the United Kingdom, and the United States.

        We are currently under audit by the Internal Revenue Service, or IRS, for the 2004 tax year. The examination phase of the audit likely will conclude in 2007, and an adjustment to our net operating loss carryforward might result. As of June 30, 2007, the IRS has not proposed any adjustments. Tax years 2003 through 2006 remain open to examination by jurisdictions to which we are subject to adjustment upon audit prior to fully utilizing net operating loss carryforwards.

10.	Contingencies and Litigation

As part of our acquisition of CO Space, Inc. on June 20, 2000, we assumed a pre-acquisition accounts payable liability of $1.3 million. As disclosed in our 2003 financial statements, we wrote off the $1.3 million liability amount, as we believed the obligation no longer existed. In the fourth quarter of 2006, we received an inquiry from the vendor regarding the status of the former $1.3 million payable and on March 19, 2007, ADC Telecommunications, Inc. filed a complaint against us in Minnesota state court.   We settled this suit on June 29, 2007 for less than $0.1 million, which we expensed when we incurred the settlement cost and associated legal costs.

From time to time, we may be subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

11.	Rights Agreement

On March 15, 2007, the Board of Directors declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend was payable on March 23, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company 1/1000 of a share of Series B Preferred Stock of the Company, par value $0.001 per share, or the Preferred Shares, at a price of $100.00 per 1/1000 of a Preferred Share, subject to adjustment. Pursuant to the Company’s Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock, 0.5 million shares of Series B Preferred Stock are designated. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated April 11, 2007.

12.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, which is called the fair value option. This statement is effective for our financial statements beginning January 1, 2008. We are currently evaluating the new standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, FASB encourages earlier application. We are currently evaluating the new standard.

In June 2006 the FASB issued FIN 48, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on our financial statements.

13.	Subsequent Events

On July 26, 2007, we announced that we entered into a three-year strategic relationship with Quality Technology Services, or QualityTech. Under the terms of the agreement, we will be the preferred provider of CDN services and the exclusive provider of IP connectivity services to all of QualityTech’s data center facilities and will migrate to our IP connectivity services approximately 350 customers that QualityTech acquired in connection with its purchase of Globix Hosting LLC, a subsidiary of Globix Corporation, in October of 2006. We will also take down approximately 4,500 square feet of space in several of QualityTech’s data center facilities. This strategic relationship represents revenues of approximately $15.0 million for value-added CDN services and IP connectivity services over the three-year term.

INTERNAP NETWORK SERVICES CORPORATION
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We deliver high performance and reliable Internet solutions through a suite of network optimization and delivery product and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We currently have more than 3,400 customers serving financial services, healthcare, technology, government, retail, travel, and media/entertainment markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 44 network access points across North America, London and the Asia-Pacific region, including Tokyo, Japan and Sydney, Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T, Sprint, Verizon, Savvis, Global Crossing Telecommunications, and Level 3 Communications.

The key characteristic that differentiates us from our competition is our portfolio of patented and patent-pending route optimization solutions that address the inherent weaknesses of the Internet and overcome the inefficiencies of traditional IP connectivity options. Our intelligent routing technology can facilitate traffic over multiple carriers, as opposed to just one carrier's network, to ensure highly reliable performance over the Internet.

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

On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc., or VitalStream, in an all-stock transaction to be accounted for using the purchase method of accounting for business combinations. The transaction closed on February 20, 2007. Our results of operations include the activities of VitalStream from February 21, 2007 through June 30, 2007.

We operate in four business segments: IP Services, Data Center Services, CDN Services and Other. For additional information about these segments, see note 3 to the condensed consolidated financial statements included in Part I, Item 1.

The following is a brief description of each of our reportable business segments.

IP Services

Our patented and patent-pending network performance optimization technologies address the inherent weaknesses of the Internet, allowing enterprises to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners. Our solutions take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Prior to recommending appropriate network solutions for our customer’s applications, we consider key performance objectives including (1) performance and cost optimization, (2) application control and speed and (3) delivery and reach. Our charges for IP services are based on a fixed-fee, usage or a combination of both fixed fee and usage basis.

Our IP Services segment also includes our flow control platform, or FCP. The FCP provides network performance management and monitoring for companies with redundant Internet connections.  The FCP proactively reviews customer network(s) for the best performing route or the most cost-effective and routes according to our customers’ requirements.

We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint.

Data Center Services

Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We offer a comprehensive solution in more than 40 domestic and international locations. Data center services also enable us to have a more flexible product offering, including bundling our high performance IP connectivity and managed services, such as content delivery, along with hosting customers' applications. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We also have relationships with various providers to extend our P-NAP model into markets with high demand.

CDN Services

Our CDN services enable our customers to quickly and securely stream and distribute video, audio, advertising and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, content is delivered with high quality regardless of audience size or geographic location. Our MediaConsole® content management tool provides our customers the benefit of a single, easy to navigate system featuring Media Asset Management, Digital Rights Management, or DRM, support and detailed reporting tools. With MediaConsole, our customers can use one application to manage and control access to their digital assets, deliver ad campaigns, view network conditions, and gain insight into habits of their viewing audience.

Our CDN and monetization services provide a complete turnkey solution for the monetization of online media. These multi-faceted “live” and “on-demand” ad insertion and ad placement solutions include a full campaign management suite, inventory prediction tools, audience research and metrics, and extensive reporting features to effectively track ad campaigns in real-time. Online advertising solutions enable our customers to offset the costs associated with the creation, transformation, licensing, and management of online content. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services for which revenue and direct costs are included in our Other segment, discussed below.

Other

Our Other segment presents our non-segmented results of operations, including certain reseller and miscellaneous services such as third party CDN services, termination fee revenue, other hardware sales, and consulting services.

 Recent Developments

                Impairment Charge.  In connection with our preparation of this quarterly report, we incurred an impairment charge as of June 30, 2007, totaling $1.2 million, representing the carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial impairment loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

                Data Center Expansion. On June 12, 2007, we announced that we have approved an investment of up to $40 million to fund the expansion of our data center facilities in several key markets. We anticipate implementing the expansion over the next three to four calendar quarters, with any potential funding to be provided under standard commercial financing arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 12 of our Financial Statements.

Results of Operations

Revenue. Revenues are generated primarily from the sale of IP, data center, CDN, and related services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We also provide premise-based route optimization products and other ancillary services, such as server management and installation services, virtual private networking services, managed security services, data back-up, remote storage, restoration services, and professional services.

Direct cost of network, sales and services. Direct cost of network, sales and services is comprised primarily of:

•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;

•	facility and occupancy costs for housing and operating our and our customers’ network equipment;

•	costs of license fees for operating systems software, advertising royalties to content rights owners and advertising distribution costs;

•	costs incurred for providing additional third party services to our customers; and

•	costs of FCP solution sold.

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

Direct cost of amortization of acquired technology. Direct cost of amortization of acquired technology is for technology acquired through business combinations that is an integral part of the services and products we sell. The cost of the acquired technology is amortized over original lives of three to eight years.

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

Liquidity. Although we have been in existence since 1996, we have experienced significant operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the three and six months ended June 30, 2007, we recognized a net loss of $1.7 million and $12.4 million, respectively. As of June 30, 2007, our accumulated deficit was $868.8 million.

 Three and Six Months Ended June 30, 2007 and 2006

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Internet protocol (IP) services	50.2%	61.7%	52.1%	62.5%
Data center services	34.1	30.8	34.1	29.2
Content delivery network (CDN) services	8.9	--	6.5	--
Other	6.8	7.5	7.3	8.3
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Direct cost of network, sales and services, exclusive of
depreciation and amortization shown below:
IP services	18.0	23.2	18.5	22.4
Data center services	24.1	24.4	25.4	24.4
CDN services	3.3	--	2.3	--
Other	5.2	6.1	5.8	6.2
Direct cost of amortization of acquired technology	1.8	0.3	1.5	0.3
Direct cost of customer support	7.4	6.3	6.9	6.5
Product development	3.0	2.7	2.7	2.8
Sales and marketing	14.3	16.1	13.0	16.2
General and administrative	14.2	11.6	14.3	11.9
Restructuring and asset impairment	2.0	--	11.2	--
Acquired in-process research and development	--	--	0.4	--
Depreciation and amortization	10.1	8.8	9.7	8.8
Gain on disposals of property and equipment	--	(0.3)	--	(0.1)
Total operating costs and expenses	103.4	99.2	111.7	99.4
(Loss) income from operations	(3.4)%	0.8%	(11.7)%	0.6%

Segment information. We have four business segments: Internet protocol, or IP, services, data center services, content delivery network, or CDN, services, and other services. IP services include managed and premise-based IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. Data center services are usually bundled with our high performance IP connectivity services with an increasing number of IP customers also purchasing data center services. CDN services include products and services for storing, delivering and monetizing digital media to large global audiences over the Internet. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services for which revenue and direct costs are included in our Other segment, discussed below.

Our reportable segments are strategic business units that offer different products and services. As of June 30, 2007, our customer base totaled more than 3,400 customers across our 23 metropolitan markets.

IP services. Revenue for IP services increased $2.3 million, or 8%, to $29.3 million for the three months ended June 30, 2007, compared to $27.1 million for the three months ended June 30, 2006. For the six-month periods, IP services revenue increased $4.3 million, or 8%, to $58.4 million as of June 30, 2007, compared to $54.1 million as of June 30, 2006. The increase in IP revenue is driven by an increase in demand, partially offset by declining prices, and an increase in sales of our premise-based FCP products, especially for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. We continue to experience increasing demand for our traditional IP services, with IP traffic for the three months ended June 30, 2007 increasing approximately 55% from the three months ended June 30, 2006. However ongoing industry-wide pricing declines offset a portion of our gains in customers and IP traffic. The increase in IP traffic has resulted from both existing and new customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. In particular, we added a number of high-traffic customers through competitive IP pricing and minimum commitments during the three and six months ended June 30, 2007.

Direct cost of IP network, sales and services, exclusive of depreciation and amortization, increased $0.3 million, or 3%, to $10.5 million for the three months ended June 30, 2007, compared to $10.2 million for the three months ended June 30, 2006. For the six-month periods, the related direct costs increased $1.4 million, or 7%, to $20.7 million as of June 30, 2007, compared to $19.4 million as of June 30, 2006. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are especially subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Data center services. Data center services are a significant source of revenue growth for our business, also contributing to growth in IP revenue through our ability to provide bundled services. Revenue for data center services increased $6.4 million, or 47%, to $19.9 million for the three months ended June 30, 2007, compared to $13.5 million for the three months ended June 30, 2006. For the six-month periods, data center services revenue increased $13.0 million, or 51%, to $38.2 million as of June 30, 2007, compared to $25.2 million as of June 30, 2006.

Data center costs have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct cost of data centers services, exclusive of depreciation and amortization, increased $3.4 million, or 31%, to $14.1 million for the three months ended June 30, 2007, compared to $10.7 million for the three months ended June 30, 2006. For the six-month periods, the related direct costs increased $7.3 million, or 35%, to $28.4 million as of June 30, 2007, compared to $21.1 million as of June 30, 2006.

The growth in data center services largely follows our expansion of data center space. The demand for data center services is outpacing industry-wide supply, which contributes to our increased adjusted gross margins for data center services.

Utilization of data center space is summarized as follows (square feet, in thousands):

	As of June 30,
	2007	2006

Built-out
Internap facilities	99	84
Third party facilities	67	57
Total	166	141

Occupied
Internap facilities	69	67
Third party facilities	55	46
Total	124	113

Utilization
Internap facilities	70%	80%
Third party facilities	82	81
Total	75%	80%

During the three months ended June 30, 2007, we began executing our previously announced data center growth initiatives and we completed the build-out of our Seattle facility. We have scaled our data center business so that we can accommodate larger, global customers and ensure a platform for robust traffic growth. This recent expansion has resulted in the lower utilization rate as of June 30, 2007 compared to June 30, 2006.

CDN services. Revenue and direct costs for our CDN services segment were $5.2 million and $2.0 million, respectively, for the three months ended June 30, 2007 and $7.3 million and $2.6 million, respectively, for the six months ended June 30, 2007. This activity represents the operations from our acquisition of VitalStream, which closed on February 20, 2007. As previously noted, we did not offer proprietary CDN services prior to our acquisition of VitalStream, but instead, we were a reseller of third party CDN services. We expect CDN to be an area of significant growth and are expanding related infrastructure, including in Europe and Asia, to serve the industry-wide demand, particularly in those regions.

Other. Revenue and direct cost of network, sales and services for our Other segment primarily includes reseller and miscellaneous services such as third party CDN services, termination fee revenue, other hardware sales, and consulting services. As a result of our acquisition of VitalStream, we expect revenue and direct cost of network, sales and services to decrease substantially as the revenue streams from our third party CDN service provider wind down.

Other operating expenses. Compensation and facilities-related costs have a pervasive impact on operating expenses other than direct cost of network, sales and services. After direct cost of network, sales and services, our most significant expense is compensation and benefits. Cash-basis compensation and benefits increased $3.3 million to $13.6 million from $10.3 million for the three months ended June 30, 2007 and 2006, respectively. Cash-basis compensation and benefits increased $4.7 million to $25.3 million from $20.6 million for the six months ended June 30, 2007 and 2006, respectively. The increases are primarily due to increased headcount, especially the employees added with the VitalStream acquisition, which for the three and six months ended June 30, 2007 account for $2.5 million and $3.3 million of the increase, respectively. Also, we added employees throughout the Company including new employees at the senior management level. Total headcount increased to 431 at June 30, 2007, including employees added with the VitalStream acquisition, compared to 339 at June 30, 2006.

Stock-based compensation increased $1.2 million to $2.8 million from $1.6 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, stock-based compensation increased $1.3 million to $4.4 million from $3.1 million for the six months ended June 30, 2006. The increases are due to annual grants of stock options and unvested restricted common stock to non-employee directors, initial grants and awards to new members of senior management and the stock options assumed in the VitalStream acquisition.

Overall, facility and related costs, including repairs and maintenance, communications and office supplies but excluding direct cost of network and sales, increased $0.2 million to $1.7 million for the three months ended June 30, 2007 compared to $1.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, facility and related costs increased $0.2 million to $3.2 million, as compared to $3.0 million for the six months ended June 30, 2006. The increase is primarily due to post-acquisition VitalStream costs partly offset by ongoing cost containment efforts.

Other operating costs are discussed within the financial statement captions below.

Direct cost of amortization of acquired technology. The increase in amortization expense of $0.9 million for the three months ended June 30, 2007 and the increase of $1.4 million for the six months ended June 30, 2007 is primarily due to the amortization of the post-acquisition intangible technology assets of VitalStream.

Direct cost of customer support. Direct cost of customer support increased 56% to $4.3 million for three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, direct cost of customer support increased 36% to $7.7 million, as compared to $5.7 million for the six months ended June 30, 2006. The increases for the three and six months ended June 30, 2007 of $1.6 million and $2.1 million, respectively, were primarily due to the addition of post-acquisition VitalStream employees and facilities and related expenses noted above. VitalStream employees accounted for $0.6 million and $0.9 million of added cash-basis compensation and benefits for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2007 facilities and related expenses also increased $0.3 million and $0.4 million, respectively, based on more accurate data for allocation of costs, primarily from sales and marketing.

Product development. Product development costs for the three months ended June 30, 2007 increased 51% to $1.7 million from $1.2 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, product development costs increased 26% to $3.0 million, as compared to $2.4 million for the six months ended June 30, 2006. The increase of $0.6 million for both the three and six months ended June 30, 2007 is primarily attributable to the addition of post-acquisition VitalStream employees. For the three and six months ended June 30, 2007 these additional employees account for $0.4 million and $0.5 million, respectively, of additional costs.

Sales and marketing. Sales and marketing costs for the three months ended June 30, 2007 increased 18% to $8.3 million from $7.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, sales and marketing costs increased 3% to $14.5 million, as compared to $14.0 million for the six months ended June 30, 2006. The increases for the three and six months ended June 30, 2007 of $1.3 million and $0.5 million, respectively, were primarily comprised of post-acquisition VitalStream employee costs. Cash-basis compensation, benefits and commissions related to VitalStream employees accounted for $1.0 million for the three months ended June 30, 2007 and $1.2 million for the six months ended June 30, 2007. The increase for the six months ended June 30, 2007 was partially offset by a $0.4 million decrease in facilities and related expenses. We have also incurred initial costs associated with a rebranding campaign to incorporate our proprietary CDN services. We will reflect the more expensive media development phase in subsequent periods.

General and administrative. General and administrative costs for the three months ended June 30, 2007 increased 64% to $8.3 million from $5.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative costs increased 57% to $16.2 million, as compared to $10.3 million for the six months ended June 30, 2006. Increases for the three and six months ended June 30, 2007 of $3.3 million and $5.9 million, respectively, are primarily due to increases in cash-based compensation, professional services and stock-based compensation. Cash-basis compensation for the three and six months ended June 30, 2007 increased $1.1 million and $2.5 million, respectively, of which $0.4 million and $0.7 million, respectively, relate to additional VitalStream employees. Furthermore, we are accruing employee bonuses at a higher amount for 2007 than we did for 2006 due to the increase in employees. Professional services for the three and six months ended June 30, 2007 increased $0.8 million and $1.4 million, respectively, primarily due to consultation fees on our information technology systems, compliance activities for domestic and international tax and financial statement requirements, recruiting fees and contract labor to back-fill a number of open job requisitions, and legal fees, including those associated with new proxy disclosure requirements and ongoing litigation as noted in our 10-Q for the quarterly period ended March 31, 2007. The increases in stock-based compensation costs of $0.7 million for the three months ended June 30, 2007 and $0.9 million for the six months ended June 30, 2007 are due to annual grants of stock options and unvested restricted common stock to non-employee directors, initial grants and awards to new members of senior management and the stock options assumed in the VitalStream acquisition.

Restructuring and asset impairment. In connection with our preparation of this quarterly report, we incurred an impairment charge as of June 30, 2007, totaling $1.2 million, representing the carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial impairment loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

 On March 31, 2007, we incurred a restructuring and impairment charge of $10.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense included $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

There was also a $1.1 million impairment recorded during the three months ended March 31, 2007 for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

Depreciation and amortization. Depreciation and amortization, including other intangible assets, for the three months ended June 30, 2007 increased 54% to $5.9 million compared to $3.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, depreciation and amortization, including other intangible assets, increased 42% to $10.8 million, as compared to $7.6 million for the six months ended June 30, 2006. The increases for the three and six months ended June 30, 2007 of $2.1 million and $3.2 million, respectively, primarily relate to post-acquisition depreciation and amortization of VitalStream property and equipment and amortizable intangible assets, excluding amortization of acquired technology. The VitalStream property and equipment and amortizable intangible assets account for $1.6 million for the three months ended June 30, 2007 and $2.3 million for the six months ended June 30, 2007. Other increases in depreciation and amortization are related to the expansion of P-NAPs and data center facilities. The restructuring and asset impairment described above initially reduced depreciation and amortization by approximately $0.1 million per quarter, decreasing to $0 in 2009.

Income taxes. The provision for income taxes was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, representing an effective tax rate of 2%.

We continue to maintain a full valuation allowance against our unrealized deferred tax assets of approximately $191.7 million, consisting primarily of net operating loss carryforwards. As a result of the VitalStream acquisition, however, $0.6 million in deferred tax liabilities from goodwill amortization for tax purposes exists as of June 30, 2007. We may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Liquidity and Capital Resources

Cash Flow for the Six Months ended June 30, 2007 and 2006

Net cash from operating activities.

Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2007, and was primarily due to adjustments for non-cash items of $20.7 million, changes in working capital items of $4.0 million, offset by our net loss of $12.4 million. The non-cash adjustment of $12.5 million for depreciation and amortization is due in part to the amortizable intangible assets acquired through the acquisition of VitalStream on February 20, 2007 and the expansion of our P-NAP and data center facilities. The change in working capital includes an increase in accrued restructuring liability of $8.1 million. Quarterly days sales outstanding at June 30, 2007 increased to 44 days from 43 days as of June 30, 2006. The increase in payables as of June 30, 2007, is primarily related to the timing of payments compared to December 31, 2006, and the integration of VitalStream. We expect to continue to fund ongoing operations with cash provided by operating activities.

Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2006, and was comprised of net income of $1.3 million adjusted for non-cash items of $12.3 million offset by a net use of cash for changes in working capital items of $0.7 million. The principal non-cash items included depreciation and amortization, stock-based compensation expense and non-cash changes in deferred rent. The net cash used for working capital items included $0.4 million for a modest increase in accounts receivable from December 31, 2005 to June 30, 2006 and an increase of $0.7 million in prepaid expenses, deposits and other assets for the same period. The annual renewal of several prepaid expense arrangements contributed to most of the $0.7 million increase in prepaid expenses, deposits and other assets. A net increase of $0.2 million in the liability components of working capital from December 31, 2005 to June 30, 2006 resulted in a net source of cash. The net increase in the liability components was principally a $0.8 million net increase in accounts payable and accrued liabilities, especially for additional network costs, offset by cash payments on restructuring liabilities of $0.7 million.

Net cash from investing activities.

Net cash used in investing activities for the six months ended June 30, 2007 was $20.0 million, primarily due to capital expenditures of $17.0 million and net purchases of short-term investments in marketable securities of $6.1 million. Our capital expenditures were principally for upgrading our P-NAP facilities and the expansion of our data center facilities. We expect total capital expenditures of $45.0 - $55.0 million for the year ended December 31, 2007, funded from both cash from operations and future borrowings from traditional bank financing of up to $30 million.

Net cash provided by investing activities for the six months ended June 30, 2006 was $1.4 million and primarily consisted of the net maturity of marketable securities of $6.7 million. The sources of cash were offset by the purchase of property and equipment of $5.5 million primarily related to the expansion of our data centers and upgrade of our P-NAP facilities.

Net cash from financing activities.

Net cash provided by financing activities for the six months ended June 30, 2007 was $2.7 million. Cash provided by financing activities was primarily due to proceeds from stock compensation plan activity of $6.8 million, partially offset by principal payments on notes payable and capital leases of $4.1 million. As a result of these activities and the VitalStream acquisition, we had $8.5 million in notes payable and $1.6 million in capital lease obligations as of June 30, 2007 with $8.1 million in the notes payable and capital leases scheduled as due within the next 12 months.

Net cash used in financing activities for the six months ended June 30, 2006 was $0.3 million, primarily representing the repayment of notes payable and capital leases of $2.2 million and $0.2 million, respectively. Net cash used was partially offset by the proceeds from stock compensation plan activity of $2.1 million.

Liquidity.

We recorded a net loss of $12.4 million for the six months ended June 30, 2007 and net income of $1.3 million for the six months ended June 30, 2006. As of June 30, 2007, our accumulated deficit was $868.8 million. Our net loss for the six months ended June 30, 2007 includes $13.0 million in charges for restructuring, asset impairment and acquired in-process research and development. We cannot guarantee that we will avoid incurring similar charges in the future that will cause us to record net losses, nor can we guarantee that we will be profitable in the future, given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we have experienced positive operating cash flow recently, including for the six months ended June 30, 2007, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. Furthermore, we cannot guarantee that we will continue to generate positive cash flow as we integrate VitalStream.  We expect, however, to meet our cash requirements in 2007 through a combination of cash from operating cash flows, existing cash, cash equivalents and short-term investments in marketable securities, borrowings under our existing credit facilities, possible future bank financing, and remaining proceeds from our public offering in March of 2004. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flow from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit facility limit our ability to incur additional indebtedness. Our $5.0 million credit facility will expire on December 27, 2007. We cannot assure you that this credit facility will be renewed upon expiration on commercially favorable terms, or at all. We believe we have sufficient cash and financing opportunities to operate our business for the foreseeable future.

Revolving credit facility.   At June 30, 2007, we had a $5.0 million revolving credit facility and a $17.5 million term loan under a loan and security agreement with a bank. The agreement was reviewed and amended as of December 27, 2006, to modify the amount available for borrowing under the revolving credit agreement from $10.0 million to $5.0 million with an additional $5.0 million available as needed, decrease the letter of credit sub-limit from $6.0 million to $4.7 million, extend the expiration date of the revolving credit facility from December 28, 2006 to December 27, 2007, and update the loan covenants.

Availability under the revolving credit facility is based on 85% of eligible accounts receivable. As of June 30, 2007, $3.9 million in letters of credit were issued, and we had available $1.1 million in borrowing capacity under the revolving credit facility.

The credit facility contains certain covenants, including covenants that restrict our ability to incur further indebtedness. As of June 30, 2007, we were in compliance with the various loan covenants.

At June 30, 2007, we also had a loan and security agreement that we assumed in the VitalStream acquisition. The loan and security agreement includes an outstanding balance on a line of credit equal to $2.0 million, due in September 2007 and two term loans with a combined outstanding balance of $1.0 million, due in September 2007 and in March 2008. The expiration date on the line of credit was extended for 90 days from its original due date in June 2007. The loan and security agreement contains certain covenants, including covenants related to future operations. As of June 30, 2007, we were in compliance with the various loan covenants. In addition, VitalStream has pledged substantially all of its assets to secure repayment of the credit facilities under the loan and security agreement.

Notes payable to financial institutions. The $17.5 million term loan discussed with the revolving credit facility above has a fixed interest rate of 7.5% and is due in 48 equal monthly installments of $0.4 million for principal plus interest through September 1, 2008. The balance outstanding at June 30, 2007 was $5.5 million. Proceeds from the loan were used to purchase assets recorded as capital leases under a master agreement with a primary supplier of networking equipment. The loan is secured by all of our assets, except patents.

The term loans discussed above with the loan and security agreement that we assumed in the VitalStream acquisition have variable interest rates of the lender's published prime rate plus 0.5% to 1.0% and are due in September 2007 and in March 2008. Both term loans have monthly principal payments of $0.1 million plus interest. The combined balance outstanding at June 30, 2007 was $1.0 million. VitalStream used proceeds from the loan to finance equipment purchases. The loan is secured by substantially all of VitalStream's assets.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at June 30, 2007 totaled $1.8 million.

Commitments and other obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless the terms of those agreements are modified. Network commitments primarily represent purchase commitments made to our largest bandwidth vendors and contractual payments to license data center space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that will allow us to offset the service commitments with corresponding revenue growth.

Asset Impairment and Restructuring Costs

        As described in note 7 to the financial statements, in connection with our preparation of this quarterly report, we incurred an impairment charge as of June 30, 2007 totaling $1.2 million, representing the carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial impairment loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

On March 31, 2007, we incurred a restructuring and impairment charge totaling $10.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense included $7.8 million for leased facilities, representing both the net present value of costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

There was also a $1.1 million impairment recorded during the three months ended March 31, 2007 for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, we record them on the balance sheet at fair value.

Other investments. We had a cost-based equity investment with a carrying value of $1.2 million in Aventail Corporation, or Aventail, a privately held company, after reducing the balance for an impairment loss of $4.8 million in 2001. As described in note 7 to the financial statements, we incurred a $1.2 million impairment charge on this asset as of June 30, 2007 to write-off the remaining balance in connection with our preparation of this quarterly report.

We have also invested $4.1 million in Internap Japan Co., Ltd., or Internap Japan, our joint venture with NTT-ME Corporation and another NTT affiliate. This investment is accounted for using the equity-method, and to date we have recognized $3.5 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services being offered by Internap Japan has not been proven and may never materialize. For the three and six months ended June 30, 2007, we recorded nominal equity in earnings in this equity-method investment.

Notes payable. As of June 30, 2007, we had notes payable recorded at their present value of $8.5 million bearing rates of interest that we believe are commensurate with their associated market risk.

Capital leases. As of June 30, 2007, we had capital lease obligations, including imputed interest, of $1.8 million, reflecting the present value of future minimum lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

Credit facilities. As of June 30, 2007, we had $1.1 million available under our revolving credit facility with a bank, and outstanding loan balances of $8.5 million. The interest rate for one loan with an outstanding balance was fixed at 7.5%. The interest rates for the remaining loan balances were variable based on the lender’s published prime rate plus 0.5% to 1.0%. We believe these interest rates are reasonable approximations of fair value and the market risk is minimal.

Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of June 30, 2007, we had $3.0 million of outstanding variable interest rate debt at the lender's published prime rate plus 0.5% to 1.0%.

Foreign currency risk. Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

Inflation. The effect of inflation and changing prices on net sales and revenues and income from continuing operations has not been material to us.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the VitalStream acquisition, no significant changes occurred in our internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our acquisition of CO Space, Inc. on June 20, 2000, we assumed a pre-acquisition accounts payable liability of $1.3 million. As disclosed in our 2003 financial statements, we wrote off the $1.3 million liability amount, as we believed the obligation no longer existed. In the fourth quarter of 2006, we received an inquiry from the vendor regarding the status of the former $1.3 million payable and on March 19, 2007, ADC Telecommunications, Inc. filed a complaint against us in Minnesota state court.   We settled this complaint on June 29, 2007 for less than $0.1 million, which we expensed when we incurred the settlement cost and associated legal costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of stockholders was held on June 21, 2007.
(b)
The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c)	A brief description of each matter voted on and the approximate number of votes cast are as follows (on an actual vote cast basis):

	Number of Votes
			Withheld/	Broker
Description of Proposals	For	Against	Abstain	Non-Votes
Election of Directors for a term expiring in 2010:
James P. DeBlasio	26,254,523	N/A	14,174,869	N/A
Kevin Ober	26,221,298	N/A	14,208,095	N/A

The following directors, who did not stand for election at the 2007 Annual Meeting, also currently sit on our Board of Directors: Charles Coe and Patricia L. Higgins, whose terms expire in 2009; and Eugene Eidenberg, William Harding and Daniel Stanzione, whose terms expire in 2008.

Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.	39,903,187	499,009	27,195	N/A

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Employment Agreement effective as of April 16, 2007 between Vincent Molinaro and the Company.

10.2*	Employment Agreement dated April 2, 2007 between Richard Dobb and the Company.

10.3	Employment Agreement dated May 22, 2007 between Philip N. Kaplan and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by David A. Buckel, Vice President and Chief Financial Officer of the Company.

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

Date: August 9, 2007