Form 10-Q
period 2007-09-30
INTERNAP NETWORK SERVICES CORP
filed 2007-11-09
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 48,941,237 shares of the registrant's outstanding common stock, $0.001 par value per share, were issued and outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

Specifically, this quarterly report contains, among others, forward-looking statements regarding:

•	future cash flows, cash requirements, profitability, revenues, and expenses, including capital expenditures;

•	our ability to negotiate for lower bandwidth rates and otherwise proactively manage expenses as our IP traffic continues to grow;

•	our ability to respond successfully to technological change including the evolution of the high performance Internet connectivity, content delivery, streaming, and related services industries;

•	the availability of services from Internet network service providers or network service providers providing network access loops and local loops on favorable terms, or at all;

•	the availability of third party suppliers to deliver their products and services on favorable terms, or at all;

•	the performance of our network operations centers, network access points or computer systems;

•	our ability to protect our intellectual property;

•	the expansion of our data center facilities and other infrastructure, including the funding for such expansion;

•	the consistency of our days sales outstanding;

•	the future recognition of deferred tax assets and use of net operating loss carryforwards; and

•	the future demand for IP services, data center services and CDN services.

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

PART I. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Internet protocol (IP) services	$30,071	$27,625	$88,453	$81,744
Data center services	21,711	14,817	59,941	40,054
Content delivery network (CDN) services	6,057	—	13,344	—
Other	3,041	3,432	11,170	10,606
Total revenues	60,880	45,874	172,908	132,404
Operating expenses:
Direct cost of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	10,722	10,156	31,461	29,527
Data center services	14,523	12,532	42,922	33,630
CDN services	1,860	—	4,481	—
Other	2,167	2,548	8,653	7,902
Direct cost of amortization of acquired technology	1,228	137	2,936	412
Direct cost of customer support	4,495	2,930	12,212	8,596
Product development	1,733	1,107	4,735	3,490
Sales and marketing	8,691	6,569	23,222	20,611
General and administrative	8,028	5,618	24,195	15,888
Restructuring and asset impairment	—	319	11,349	319
Acquired in-process research and development	—	—	450	—
Depreciation and amortization	5,903	4,074	16,727	11,717
Gain on disposals of property and equipment	—	—	(5)	(114)
Total operating costs and expenses	59,350	45,990	183,338	131,978
Income (loss) from operations	1,530	(116)	(10,430)	426

Non-operating (income) expense:
Interest income	(616)	(619)	(1,981)	(1,563)
Interest expense	206	215	697	698
Write-off of investment	—	—	1,178	—
Other, net	24	—	5	(146)
Total non-operating income	(386)	(404)	(101)	(1,011)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	1,916	288	(10,329)	1,437

Provision for income taxes	121	100	277	100
Equity in earnings of equity-method investment, net of taxes	(42)	(7)	(66)	(111)
Net income (loss)	$1,837	$195	$(10,540)	$1,448

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.23)	$0.04
Diluted	$0.04	$0.01	$(0.23)	$0.04

Weighted average shares used in per share calculations:
Basic	48,761	34,839	46,238	34,537
Diluted	49,709	35,894	46,238	35,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$43,319	$45,591
Short-term investments in marketable securities	23,126	13,291
Accounts receivable, net of allowance of $2,198 and $888, respectively	33,106	20,282
Inventory	315	474
Prepaid expenses and other assets	7,207	3,818

Total current assets	107,073	83,456

Property and equipment, net of accumulated depreciation of $160,403 and $151,269, respectively	62,858	47,493
Investments	1,006	2,135
Intangible assets, net of accumulated amortization of $22,360 and $18,644, respectively	44,569	1,785
Goodwill	191,100	36,314
Restricted cash	4,612	—
Deposits and other assets	1,760	2,519

Total assets	$412,978	$173,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$1,163	$4,375
Accounts payable	13,554	8,776
Accrued liabilities	11,196	8,689
Deferred revenue, current portion	3,816	3,260
Capital lease obligations, current portion	791	347
Restructuring liability, current portion	2,673	1,400
Other current liabilities	106	84

Total current liabilities	33,299	26,931

Notes payable, less current portion	18,582	3,281
Deferred revenue, less current portion	1,815	1,080
Capital lease obligations, less current portion	664	83
Restructuring liability, less current portion	8,084	3,384
Deferred rent	10,609	11,432
Other long-term liabilities	906	986

Total liabilities	73,959	47,177

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 49,627 and 35,873 shares issued and outstanding, respectively	50	36
Additional paid-in capital	1,205,232	982,624
Accumulated deficit	(866,995)	(856,455)
Accumulated items of other comprehensive income	732	320

Total stockholders' equity	339,019	126,525

Total liabilities and stockholders' equity	$412,978	$173,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,540)	$1,448
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Asset impairment	2,454	319
Write-off of investment	1,178	—
Acquired in-process research and development	450	—
Depreciation and amortization	19,663	12,129
Gain on disposal of assets	(5)	(114)
Provision for doubtful accounts	1,049	(311)
Income from equity method investment	(66)	(111)
Non-cash changes in deferred rent	(955)	1,932
Stock-based compensation expense	6,638	4,718
Other, net	127	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(10,831)	(385)
Inventory	107	179
Prepaid expenses, deposits and other assets	(772)	(726)
Accounts payable	1,850	2,608
Accrued expense and other liabilities	(1,889)	(494)
Deferred revenue	1,224	537
Accrued restructuring charge	5,973	(1,116)
Net cash provided by operating activities	15,655	20,613

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,474)	(9,867)
Purchases of short-term investments in marketable securities	(33,675)	(10,515)
Maturities of short-term investments in marketable securities	24,161	14,179
Proceeds from disposal of property and equipment	5	127
Cash received from acquisition, net of costs incurred for the transaction	3,203	—
Change in restricted cash	(3,710)	—
Other, net	—	113
Net cash used in investing activities	(32,490)	(5,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	19,742	—
Principal payments on notes payable	(11,318)	(3,281)
Payments on capital lease obligations	(1,419)	(434)
Proceeds from exercise of stock options, employee stock purchase plan, and exercise of warrants	7,686	5,984
Debt issuance costs	(69)	—
Other, net	(59)	36
Net cash provided by financing activities	14,563	2,305
Net (decrease) increase in cash and cash equivalents	(2,272)	16,955
Cash and cash equivalents at beginning of period	45,591	24,434

Cash and cash equivalents at end of period	$43,319	$41,389

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued and stock options assumed for acquisition of VitalStream	$208,293	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
Nine months ended September 30, 2007:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2006	35,873	$36	$982,624	$—	$(856,455)	$320	$126,525
Net loss	—	—	—	—	(10,540)	—	(10,540)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	322	322
Foreign currency translation adjustment	—	—	—	—	—	90	90
Total comprehensive loss (*)							(10,128)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	—	—	—	208,293
Stock compensation plans activity	1,098	1	7,685	—	—	—	7,686
Stock-based compensation	450	1	6,642	—	—	—	6,643
Balance, September 30, 2007	49,627	$50	$1,205,232	$—	$(866,995)	$732	$339,019

	Common Stock
Nine months ended September 30, 2006:	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2005	34,168	$34	$970,221	$(420)	$(860,112)	$5	$109,728
Net income	—	—	—	—	1,448	—	1,448
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	111	111
Foreign currency translation adjustment	—	—	—	—	—	125	125
Total comprehensive income (*)							1,684
Reclassification of deferred stock compensation resulting from implementation of SFAS No. 123R	—	—	(420)	420	—	—	—
Stock compensation plans activity	430	—	2,176	—	—	—	2,176
Stock-based compensation	134	—	4,743	—	—	—	4,743
Exercise of warrants	552	1	3,808	—	—	—	3,809
Balance, September 30, 2006	35,284	$35	$980,528	$—	$(858,664)	$241	$122,140

  (*) Total comprehensive income was $2,025 and $199 for the three months ended September 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) delivers high performance and reliable Internet solutions through a suite of network optimization and delivery product and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. The Company currently has more than 3,500 customers serving financial services, healthcare, technology, retail, travel, and media/entertainment markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 45 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T, Sprint, Verizon, Savvis, Global Crossing Telecommunications, and Level 3 Communications. We operate and manage the Company in four business segments: IP Services, Data Center Services, CDN Services, and Other.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2007 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The balance sheet at December 31, 2006 has been derived from our audited financial statements as of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the SEC.

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2007.

Revisions.

We have revised our presentation of the $1.2 million second quarter write-off of our investment in Aventail Corporation, which we discuss in note 8, to correctly report the charge as other expense in the statement of operations for the nine months ended September 30, 2007 with a corresponding reduction for the period to asset impairment and restructuring costs.   We had previously reported the charge as an asset impairment and restructuring cost. In addition, we revised the classification of our auction rates securities that we acquired in the nine months ended September 30, 2007 from reporting them as cash and cash equivalents in the balance sheet to correctly reporting them as short-term investments.

2.	Business Combination

On February 20, 2007, we completed the previously announced acquisition of VitalStream Holdings, Inc., or VitalStream, for approximately $214.0 million, whereby VitalStream became a wholly owned subsidiary of Internap. VitalStream provides products and services for storing and delivering digital media to large audiences over the Internet and ad insertion and related advertising services to companies that stream digital media over the Internet. VitalStream also enhances our position as a leading provider of high performance route control products and services by adding complementary service offerings in the rapidly growing content delivery and on-line advertising markets. Integrating VitalStream's digital media delivery platform into our portfolio of products and services enables us to provide customers with one of the most complete product lines in content delivery solutions, content monetization and on-line advertising, while supporting the significant long-term growth opportunities in the network services market. We accounted for the transaction using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations include the activities of VitalStream from February 21, 2007 through September 30, 2007.

Purchase Price

                Assets acquired and liabilities assumed were recorded at their fair values as of February 20, 2007. The total $214.0 million purchase price is comprised of the following (in thousands):

Value of Internap stock issued	$197,272
Fair value of stock options assumed	11,021
Direct transaction costs	5,729
Total purchase price	$214,022

                 As a result of the acquisition, we issued approximately 12.2 million shares of Internap common stock based on an exchange ratio of 0.5132 shares of Internap common stock for each outstanding share of VitalStream common stock as of February 20, 2007. This fixed exchange ratio gave effect to the one-for-ten reverse stock split by Internap implemented on July 11, 2006 and the one-for-four reverse stock split by VitalStream implemented on April 4, 2006. The average market price per share of Internap common stock of $16.16 was based on an average of the closing prices for a range of trading days from October 10, 2006 through October 16, 2006, which range spanned the announcement date of the transaction on October 12, 2006.

                Under the terms of the merger agreement, each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase Internap common stock and we assumed that stock option in accordance with the terms of the applicable VitalStream stock option plan and terms of the stock option agreement. Based on VitalStream's stock options outstanding at February 20, 2007, we converted options to purchase approximately 3.0 million shares of VitalStream common stock into options to purchase approximately 1.5 million shares of Internap common stock. We determined the fair value of the outstanding options using a Black-Scholes valuation model with the following weighted-average assumptions: volatility of 48.8% to 120.1%; risk-free interest rates ranging from 4.7% to 5.1%; remaining expected lives ranging from 0.18 to 6.25 years; and dividend yield of zero.

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

		Estimated
	Amount	Useful Life

Net tangible assets	$12,286	—
Identifiable intangible assets:
Developed technologies	36,000	8 years
Customer relationships	9,000	9 years
Trade name and other	1,500	3-6 years
Acquired in-process research and development	450	—
Goodwill	154,786	—
Total estimated purchase price	$214,022

Net tangible assets. We reviewed and adjusted VitalStream's tangible assets and liabilities as of February 20, 2007 to their fair value as necessary. Net tangible assets included restricted and unrestricted cash of $9.8 million, accounts receivable of $3.2 million, property and equipment of $11.2 million, other assets of $2.2 million, loan and security agreement and capital lease obligations of $6.1 million, and accounts payable and other liabilities of $8.0 million. During the three months ended September 30, 2007, we paid off the term loans and line of credit assumed in the VitalStream acquisition.

Identifiable intangible assets.  Developed technologies relate to VitalStream products across all of their product lines that have reached technological feasibility and include processes and trade secrets acquired or developed through design and development of their products. Customer relationships represent contracts with existing customers. Trade name primarily relates to the VitalStream and other product names. Amortization of identifiable intangibles is on a straight-line basis over their respective useful lives.

In-process research and development.  As of the closing date, one project was in development that has not reached technological feasibility and therefore qualifies as in-process research and development. The amount allocated to in-process research and development was charged to the statement of operations in the period the acquisition was consummated, the nine months ended September 30, 2007.

Goodwill.  We allocated approximately $154.8 million to goodwill for the CDN Services segment. During the nine months ended September 30, 2007, we recorded a net increase of $0.1 million to goodwill as a result of normal adjustments to certain pre-acquisition assets and liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we will not amortize goodwill but instead will test it for impairment at least annually, or more frequently if certain indicators are present. A total of $18.4 million of goodwill will be deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006 as if the acquisition of VitalStream had occurred at the beginning of each period. Prior to the acquisition, VitalStream was a customer of ours, and for each of the nine month periods ended September 30, 2007 and 2006, we recognized revenue of $0.2 million from VitalStream and settled the receivables in the normal course of business. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place at the beginning of each period (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2007	2006

Pro forma revenue	$52,843	$175,236	$151,273
Pro forma net loss	(3,231)	(17,804)	(7,367)
Pro forma net loss per share, basic and diluted	(0.07)	(0.32)	(0.16)

3.	Segments

As a result of our acquisition of VitalStream and the information presented to executive management, we classified our operations into four reportable business segments: IP Services, Data Center, CDN Services, and Other. The following tables show operating results for our reportable segments, along with reconciliations from segment gross profit to income (loss) before income taxes and equity in earnings of unconsolidated subsidiary:

	Three Months Ended September 30, 2007

	IP Services	Data Center	CDN Services	Other	Total
Revenue	$30,071	$21,711	$6,057	$3,041	$60,880
Direct costs of network, sales and services, exclusive of depreciation and amortization	10,722	14,523	1,860	2,167	29,272
Segment gross profit	$19,349	$7,188	$4,197	$874	31,608
Other operating expenses					30,078
Income from operations					1,530
Non-operating income					386
Income before income taxes and equity in earnings of unconsolidated subsidiary					$1,916

	Three Months Ended September 30, 2006

	IP Services	Data Center	CDN Services	Other	Total
Revenue	$27,625	$14,817	$—	$3,432	$45,874
Direct costs of network, sales and services, exclusive of depreciation and amortization	10,156	12,532	—	2,548	25,236
Segment gross profit	$17,469	$2,285	$—	$884	20,638
Other operating expenses					20,754
Loss from operations					(116)
Non-operating income					404
Income before income taxes and equity in earnings of unconsolidated subsidiary					$288

	Nine Months Ended September 30, 2007

	IP Services	Data Center	CDN Services	Other	Total
Revenue	$88,453	$59,941	$13,344	$11,170	$172,908
Direct costs of network, sales and services, exclusive of depreciation and amortization	31,461	42,922	4,481	8,653	87,517
Segment gross profit	$56,992	$17,019	$8,863	$2,517	85,391
Other operating expenses					95,821
Loss from operations					(10,430)
Non-operating income					101
Loss before income taxes and equity in earnings of unconsolidated subsidiary					$(10,329)

	Nine Months Ended September 30, 2006

	IP Services	Data Center	CDN Services	Other	Total
Revenue	$81,744	$40,054	$—	$10,606	$132,404
Direct costs of network, sales and services, exclusive of depreciation and amortization	29,527	33,630	—	7,902	71,059
Segment gross profit	$52,217	$6,424	$—	$2,704	61,345
Other operating expenses					60,919
Income from operations					426
Non-operating income					1,011
Income before income taxes and equity in earnings of unconsolidated subsidiary					$1,437

The following tables include selected interim financial information as of September 30, 2007 and December 31, 2006, related to goodwill and total assets:

	September 30, 2007

	IP Services	Data Center	CDN Services	Other	Total
Goodwill	$36,314	$—	$154,786	$—	$191,100

Total Assets	$141,066	$54,868	$214,842	$2,202	$412,978

	December 31, 2006

	IP Services	Data Center	CDN Services	Other	Total
Goodwill	$36,314	$—	$—	$—	$36,314

Total Assets	$130,609	$41,185	$—	$1,908	$173,702

4.	Stock-Based Compensation

During the three months ended September 30, 2007, we granted less than 0.1 million stock options and unvested restricted common stock awards. For the nine months ended September 30, 2007, we granted 0.6 million stock options and 0.6 million unvested restricted common stock awards, which includes 0.5 million options and 0.4 million unvested restricted common stock awards granted in conjunction with annual performance evaluations and bonuses. Total stock-based compensation expense was $2.2 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively, and $6.6 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts include less than $0.1 million of capitalized stock-based compensation during the three and nine months ended September 30, 2007 and 2006. We use the Black-Scholes option valuation model to determine stock-based compensation expense.

The VitalStream stock option/stock issuance plan provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the board of directors, consultants, and independent contractors according to the terms of the plan. There were 5.4 million VitalStream shares, or 2.8 million Internap shares on a post-converted basis, reserved for issuance under the plan and 0.5 million VitalStream shares, or 0.3 million Internap shares on a post-converted basis, available for grant. Generally, the assumed options had exercise prices equal to the stock price on the date of grant and had contractual terms of 5 years. Vesting schedules ranged from quarterly periods over one year to four years with 1/4th vesting after one year and 1/16th vesting each quarter thereafter.

5.	Net Income (Loss) Per Share

We computed basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. This method excludes potentially dilutive shares from the computation of net income (loss) per share if their effect is antidilutive.

Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2007, and 2006 are calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$1,837	$195	$(10,540)	$1,448

Weighted average shares outstanding, basic	48,761	34,839	46,238	34,537

Effect of dilutive securities:
Stock compensation plans	936	1,014	—	795
Warrants	12	41	—	11
Weighted average shares outstanding, diluted	49,709	35,894	46,238	35,343

Basic net income (loss) per share	$0.04	$0.01	$(0.23)	$0.04
Diluted net income (loss) per share	$0.04	$0.01	$(0.23)	$0.04

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Stock compensation plans	2,001	1,462	3,972	1,620
Warrants to purchase common stock	—	—	34	—

Total anti-dilutive securities	2,001	1,462	4,006	1,620

6.	Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 and estimated the fair value of our reporting units utilizing a discounted cash flow method. Based on the results of these analyses, our goodwill was not impaired as of August 1, 2007.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the value of our reporting units would necessitate an impairment charge of our goodwill. In connection with our acquisition of VitalStream on February 20, 2007, we recorded $154.8 million of additional goodwill based on our allocation of the VitalStream purchase price, as discussed in note 2. The total recorded amount of goodwill was $191.1 million and $36.3 million as of September 30, 2007 and December 31, 2006, respectively.

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

Also in connection with our acquisition of VitalStream on February 20, 2007, we recorded $46.5 million of additional amortizing intangible assets. The components of our amortizing intangible assets are as follows (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$25,018	$(15,070)	$14,518	$(14,291)
Technology based	41,911	(7,290)	5,911	(4,353)
	$66,929	$(22,360)	$20,429	$(18,644)

Amortization expense related to intangible assets was $1.6 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $3.7 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, expected amortization expense in future periods is summarized as follows (in thousands):

Remainder of 2007	$1,561
2008	6,243
2009	6,243
2010	6,056
2011	5,728
2012	5,728
Thereafter	13,010
$44,569

7.	Restructuring and Impairment of Long-Lived Assets

As of March 31, 2007, we incurred a restructuring and impairment charge of $10.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million, beginning immediately and continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

The following table displays the activity and balances for the restructuring and asset impairment activity (in thousands):

	Restructuring and Impairment Charge	Cash Reductions	Non-cash Write- Downs	Non-cash Plan Adjustments	September 30, 2007 Restructuring Liability
Restructuring costs
Real estate obligations	$7,755	$(2,675)	$—	$1,346	$6,426
Employee separations	1,140	(615)	—	—	525

Total restructuring costs	8,895	(3,290)	—	1,346	6,951

Asset impairments
Leasehold improvements	897	—	(897)	—	—
Other	471	—	(471)	—	—

Total asset impairments	1,368	—	(1,368)	—	—

Total	$10,263	$(3,290)	$(1,368)	$1,346	$6,951

We also recorded a $1.1 million impairment during the three months ended March 31, 2007 for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we announced plans in 2001 to exit certain non-strategic real estate lease and license arrangements, consolidate and exit redundant network connections, and streamline the operating cost structure in response to overcapacity created in the Internet connectivity and IP services market. The following table displays the restructuring activity relating to the remaining real estate obligations from the 2001 restructuring charges for the nine months ended September 30, 2007 (in thousands):

Balance, beginning of period	$4,784
Less: Cash reductions relating to real estate activities	(978)
Balance, end of period	$3,806

8.           Write-off of Investment

We incurred a charge as of June 30, 2007, totaling $1.2 million, representing the carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

9.           Credit Facility

On September 14, 2007, we entered into a $35.0 million credit agreement, or the Credit Agreement, with Bank of America, N.A., as administrative agent, and lenders who may become a party to the Credit Agreement from time to time.  VitalStream Holdings, Inc., VitalStream, Inc., PlayStream, Inc., and VitalStream Advertising Services, Inc., four of the Company’s subsidiaries, are guarantors of the Credit Agreement.

The Credit Agreement replaces our prior credit facility, which was evidenced by a Loan and Security Agreement between the Company and Silicon Valley Bank that was last amended on December 27, 2005.  We paid off and terminated this prior credit facility concurrently with the execution of the Credit Agreement.

The obligations of the Company under the Credit Agreement are secured, pursuant to a pledge and security agreement and an intellectual property security agreement, by a security interest granted in substantially all of the assets of the Company including the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement provides for a four-year revolving credit facility, or the Revolving Credit Facility, in the aggregate amount of up to $5.0 million, which includes a $5.0 million sub-limit for letters of credit.  With the prior approval of the administrative agent, we may increase the total commitments by up to $15.0 million for a total commitment under the Revolving Credit Facility of $20.0 million.  The Revolving Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. As of September 30, 2007, no amounts are outstanding on the Revolving Credit Facility.

           The Credit Agreement also provides for a four-year term loan, or the Term Loan, in the amount of $30.0 million.  We borrowed $20.0 million concurrently with the closing and used a portion of the proceeds from the Term Loan to pay off the prior credit facility.

The interest rate on the Revolving Credit Facility and Term Loan is a tiered LIBOR-based rate that depends on the Company’s 12-month trailing EBITDA. As of September 30, 2007, the interest rate was 7.075%.

We will only pay interest on the Term Loan during the first 12 months of its four-year term.  Commencing on the last day of the first calendar quarter after the first anniversary of the closing, the outstanding amount of the Term Loan will amortize on a straight-line schedule with the payment of 1/16 of the original principal amount of the Term Loan due quarterly.  We will pay all unpaid amounts at maturity, which is September 14, 2011.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to net funded debt to EBITDA ratio and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.  As of September 30, 2007, we were in compliance with these covenants.

The net proceeds received from the Term Loan were reduced by $0.3 million for fees paid to Bank of America and its agents.
We treated these fees was a debt discount and will amortize the fees to interest expense using the interest method over the term of the loan. We recorded  less than $0.1 million of related amortization during the three months ended September 30, 2007. As of September 30, 2007, the balance on the Term Loan, net of the discount, was $19.7 million. We incurred other costs of less than $0.1 million in connection with entering into the Credit Agreement, which  we recorded as debt issue costs and will amortize over the term of the Credit Agreement.

As a result of the transactions discussed above, we recorded a loss on extinguishment of debt of less than $0.1 million during the three months ended September 30, 2007. The loss on extinguishment of debt is included in the caption Other, net within the Non-operating (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

The maturity of the Term Loan at September 30, 2007, which does not reflect the debt discount, is as follows (in thousands):

2008	$2,500
2009	5,000
2010	5,000
2011	7,500
Total maturities and principal payments	20,000
Less: current portion	(1,250)
$18,750

Also during the three months ended September 30, 2007, we paid off the term loans and line of credit issued pursuant to the loan and security agreement assumed in the VitalStream acquisition, as discussed in note 2.

10.	Georgia Tax Credit

In 2007, the Georgia Department of Revenue approved our 2003 application for the Georgia Headquarters Tax Credit, or the HQC, with a stipulation that we apply the credit against our June payroll tax liability. The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property and (c) employing a minimum number of new full-time employees in the State of Georgia at or above a required wage level. Employers may use this credit for either corporate state income tax or payroll withholding tax. The approved credit was $0.3 million. We are applying for credits for 2004 through 2007, but we cannot determine the amount of potential credit at this time.

11.	Income Taxes

         The provision for income taxes during the three and nine months ended September 30, 2007 consisted of $0.1 million and $0.3 million, respectively. The entire provision is a non-current expense as a result of goodwill amortization for tax purposes from the acquisition of VitalStream.

         The noncurrent provision represents an effective tax rate of negative 3%. The effective tax rate is based on management’s current expectations for the results of operations for the year ending December 31, 2007, in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes ” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.”

         APB Opinion No. 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, we compute income taxes at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. To determine the estimated effective rate, we use the actual effective tax rate year-to-date as the best estimate for the annual effective rate.

         We continue to maintain a full valuation allowance against our unrealized deferred tax assets of approximately $191.3 million, consisting primarily of net operating loss carryforwards. As a result of the VitalStream acquisition, however, $0.7 million in deferred tax liabilities from goodwill amortization for tax purposes exists as of September 30, 2007. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of the Company or certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

         Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -  an interpretation of FASB Statement No. 109,” or FIN 48. In connection with the adoption, we formalized our policy to recognize income tax related interest and penalties within general and administrative expense. In the aggregate, the adoption did not have a material effect on the financial statements. Subsequently, we have not discovered any uncertain income tax positions for the three or nine months ended September 30, 2007.

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

         We are currently under audit by the Internal Revenue Service, or the IRS, for the 2004 tax year. The examination phase of the audit likely will conclude in 2007, and an adjustment to our net operating loss carryforward might result. As of September 30, 2007, the IRS has not proposed any adjustments. Tax years 2003 through 2006 remain open to examination by jurisdictions to which we are subject to adjustment upon audit prior to fully utilizing net operating loss carryforwards.

12.	Contingencies, Litigation and Subsequent Event

As part of our acquisition of CO Space, Inc. on June 20, 2000, we assumed a pre-acquisition accounts payable liability of $1.3 million. As disclosed in our 2003 financial statements, we wrote off the $1.3 million liability amount, as we believed the obligation no longer existed. In the fourth quarter of 2006, we received an inquiry from the vendor regarding the status of the former $1.3 million payable and on March 19, 2007, ADC Telecommunications, Inc. sued us in Minnesota state court.   We settled this suit on June 29, 2007 for less than $0.1 million, which we expensed when we incurred the settlement cost and associated legal costs.

On October 10, 2007, a purported stockholder of the Company filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley, Credit Suisse Group and JPMorgan Chase & Co., the lead underwriters of our initial public offering in September, 1999, and our secondary offering of common stock in April, 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, 15 U.S.C. § 78p(b).  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  We were named as a nominal defendant in the action, but have no liability for the asserted claims.  We believe that the same plaintiff has sued the lead underwriters in at least 55 other initial public offerings that took place around the same time as ours for alleged violations of Section 16(b).   The plaintiff similarly named the issuer as a nominal defendant in each such suit.  We are considering what, if any, action to take in response to this litigation.   We do not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial position.

 From time to time, we may be subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

13.	Rights Agreement

On March 15, 2007, the Board of Directors declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend was payable on March 23, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company 1/1000 of a share of Series B Preferred Stock of the Company, par value $0.001 per share, or the Preferred Shares, at a price of $100.00 per 1/1000 of a Preferred Share, subject to adjustment. The Company’s Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock designates 0.5 million shares of Series B Preferred Stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated April 11, 2007.

14.	Recent Accounting Pronouncements

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

Overview

We deliver high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We currently have more than 3,500 customers, serving financial services, healthcare, technology, retail, travel, and media/entertainment markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by IP access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 45 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T, Sprint, Verizon, Savvis, Global Crossing Telecommunications, and Level 3 Communications.

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

On October 12, 2006, we entered into a definitive agreement to acquire VitalStream Holdings, Inc., or VitalStream, in an all-stock transaction accounted for using the purchase method of accounting for business combinations. The transaction closed on February 20, 2007. Our results of operations include the activities of VitalStream from February 21, 2007 through September 30, 2007.

We operate in four business segments: IP Services, Data Center Services, CDN Services, and Other. For additional information about these segments, see note 3 to the condensed consolidated financial statements included in Part I, Item 1.

The following is a brief description of each of our reportable business segments.

IP Services

Our patented and patent-pending network performance optimization technologies address the inherent weaknesses of the Internet, allowing enterprises to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners. Our solutions take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Prior to recommending appropriate network solutions for our customers’ applications, we consider key performance objectives including (1) performance and cost optimization, (2) application control and speed and (3) delivery and reach. Our charges for IP services are based on a fixed-fee, usage or a combination of both fixed fee and usage.

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

Data Center Services

Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We offer a comprehensive solution at 36 service points, including eight locations managed by us and 28 locations managed by third parties, in 18 domestic and international metropolitan areas. Data center services also enable us to have a more flexible product offering, including bundling our high performance IP connectivity and managed services, such as content delivery, along with hosting customers' applications. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We also have relationships with various providers to extend our P-NAP model into markets with high demand.

CDN Services

Our CDN services enable our customers to quickly and securely stream and distribute video, audio, advertising, and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, content is delivered with high quality regardless of audience size or geographic location. Our MediaConsole® content management tool provides our customers the benefit of a single, easy to navigate system featuring Media Asset Management, Digital Rights Management, or DRM, support and detailed reporting tools. With MediaConsole, our customers can use one application to manage and control access to their digital assets, deliver ad campaigns, view network conditions, and gain insight into habits of their viewing audience.

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

  Recent Developments

On September 14, 2007, the Company entered into a $35.0 million credit agreement. We discuss this agreement in note 9 to the Financial Statements and the section captioned “Liquidity and Capital Resources” under “Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.”.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 14 of our Financial Statements.

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

Direct cost of network, sales and services. Direct cost of network, sales and services is comprised primarily of:

•	costs for connecting to and accessing Internet network service providers and competitive local exchange providers;

•	facility and occupancy costs for housing and operating our and our customers’ network equipment;

•	costs of license fees for operating systems software, advertising royalties to content rights owners and advertising distribution costs;

•	costs incurred for providing additional third party services to our customers; and

•	costs of FCP solutions sold.

To the extent a network access point is located a relative distance from the respective Internet network service providers, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables, while network access point facility costs are generally fixed in nature. Direct cost of network and sales does not include compensation, depreciation or amortization other than the amortization of technology-based intangible assets.

Direct cost of amortization of acquired technology. Direct cost of amortization of acquired technology is for technologies acquired through business combinations that are an integral part of the services and products we sell. The cost of the acquired technology is amortized over original lives of three to eight years.

Direct cost of customer support. Direct cost of customer support consists primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities, and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in direct cost of customer support.

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

General and administrative costs. General and administrative costs consist primarily of compensation and other expenses for executive, finance, human resources, and administrative personnel, professional fees, and other general corporate costs.

Liquidity. Although we have been in existence since 1996, we have experienced significant operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the three and nine months ended September 30, 2007, we recognized net income of $1.8 million and a net loss of $10.5 million, respectively. As of September 30, 2007, our accumulated deficit was $867.0 million.

  Three and Nine Months Ended September 30, 2007 and 2006

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Internet protocol (IP) services	49.4%	60.2%	51.1%	61.7%
Data center services	35.7	32.3	34.7	30.3
Content delivery network (CDN) services	9.9	—	7.7	—
Other	5.0	7.5	6.5	8.0
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Direct cost of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	17.6	22.1	18.2	22.3
Data center services	23.8	27.3	24.8	25.4
CDN services	3.0	—	2.6	—
Other	3.6	5.6	5.0	6.0
Direct cost of amortization of acquired technology	2.0	0.3	1.7	0.3
Direct cost of customer support	7.4	6.4	7.1	6.5
Product development	2.9	2.4	2.7	2.6
Sales and marketing	14.3	14.3	13.4	15.6
General and administrative	13.2	12.3	14.0	12.0
Restructuring and asset impairment	—	0.7	6.5	0.2
Acquired in-process research and development	—	—	0.3	—
Depreciation and amortization	9.7	8.9	9.7	8.9
Gain on disposals of property and equipment	—	—	—	(0.1)
Total operating costs and expenses	97.5	100.3	106.0	99.7
Income (loss) from operations	2.5%	(0.3)%	(6.0)%	0.3%

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

Our reportable segments are strategic business units that offer different products and services. As of September 30, 2007, our customer base totaled more than 3,500 customers across 26 metropolitan markets.

IP services. Revenue for IP services increased $2.4 million, or 9%, to $30.1 million for the three months ended September 30, 2007, compared to $27.6 million for the three months ended September 30, 2006. For the nine-month periods, IP services revenue increased $6.7 million, or 8%, to $88.5 million as of September 30, 2007, compared to $81.7 million as of September 30, 2006. The increase in IP revenue is driven by an increase in demand, partially offset a decline in pricing in certain locations, and an increase in sales of our premise-based FCP products, especially for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We continue to experience increasing demand for our traditional IP services, with IP traffic for the three months ended September 30, 2007 increasing approximately 38% from the three months ended September 30, 2006. Ongoing industry-wide pricing declines over the last 12 months, however, offset a portion of our gains in customers and IP traffic. The increase in IP traffic has resulted from both existing and new customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. In particular, we added a few high-traffic customers through competitive IP pricing and minimum commitments during the three and nine months ended September 30, 2007.

Direct cost of IP network, sales and services, exclusive of depreciation and amortization, increased $0.6 million, or 6%, to $10.7 million for the three months ended September 30, 2007, compared to $10.2 million for the three months ended September 30, 2006. For the nine-month periods, the related direct costs increased $1.9 million, or 7%, to $31.5 million as of September 30, 2007, compared to $29.5 million as of September 30, 2006. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are especially subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Data center services. Data center services are a significant source of revenue growth for our business, also contributing to growth in IP revenue through our ability to provide bundled services. Revenue for data center services increased $6.9 million, or 47%, to $21.7 million for the three months ended September 30, 2007, compared to $14.8 million for the three months ended September 30, 2006. For the nine-month periods, data center services revenue increased $19.9 million, or 50%, to $59.9 million as of September 30, 2007, compared to $40.1 million as of September 30, 2006.

Direct cost of network, sales and services, exclusive of depreciation and amortization for data centers have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. The direct cost of data center services, exclusive of depreciation and amortization, increased $2.0 million, or 16%, to $14.5 million for the three months ended September 30, 2007, compared to $12.5 million for the three months ended September 30, 2006. For the nine-month periods, the related direct costs increased $9.3 million, or 28%, to $42.9 million as of September 30, 2007, compared to $33.6 million as of September 30, 2006.

The growth in data center services largely follows our expansion of data center space. The demand for data center services is outpacing industry-wide supply, which contributes to our improvement of data center direct costs as a percentage of data center revenue.

Utilization of data center space is summarized as follows (square feet, in thousands):

	As of September 30,
	2007	2006

Built-out
Internap facilities	104	84
Third party facilities	65	59
Total	169	143

Occupied
Internap facilities	74	66
Third party facilities	53	48
Total	127	114

Utilization
Internap facilities	71%	79%
Third party facilities	82	81
Total	75%	80%

During the three months ended September 30, 2007, we continued executing our previously announced data center growth initiatives. We have scaled our data center business so that we can accommodate larger, global customers and ensure a platform for robust traffic growth. This recent expansion has resulted in the lower utilization rate as of September 30, 2007 compared to September 30, 2006.

CDN services. Revenue and direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment were $6.1 million and $1.9 million, respectively, for the three months ended September 30, 2007 and $13.3 million and $4.5 million, respectively, for the nine months ended September 30, 2007. This activity represents the operations from our acquisition of VitalStream, which closed on February 20, 2007. As previously noted, we did not offer proprietary CDN services prior to our acquisition of VitalStream, but instead, we were a reseller of third party CDN services. We expect CDN to be an area of significant growth and are expanding related infrastructure, including in Europe and Asia, to serve the expected industry-wide demand, particularly in those regions.

Other. Revenue and direct cost of network, sales and services for our Other segment primarily includes reseller and miscellaneous services such as third party CDN services, termination fee revenue, referral fees for other hardware sales, consulting services, and certain sales credits. Revenue and related direct cost of network, sales and services continue to decrease substantially as the revenue streams from our acquisition of VitalStream replace the activity of the former third party CDN service provider.

Other operating expenses. Other than direct cost of network, sales and services, compensation and facilities-related costs have the most pervasive impact on operating expenses.  Compensation and benefits comprise the largest expenses after direct cost of network, sales and services. Cash-basis compensation and benefits increased $3.9 million to $14.2 million for the three months ended September 30, 2007 from $10.3 million for the three months ended September 30, 2006. Cash-basis compensation and benefits increased $8.6 million to $39.6 million for the nine months ended September 30, 2007 from $30.9 million for the nine months ended September 30, 2006. Stock-based compensation increased $0.6 million to $2.2 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, stock-based compensation increased $1.9 million to $6.6 million from $4.7 million for the nine months ended September 30, 2006.   All of the increases in compensation and benefits are primarily due to increased headcount, largely attributable to the additional employees resulting from the VitalStream acquisition.  For the three and nine months ended September 30, 2007, the additional VitalStream employees accounted for $2.2 million and $5.5 million of the increases in cash-basis compensation, respectively and $0.1 million and $1.0 million of the increases in stock-based compensation, respectively. Compensation also increased due to the addition of other employees throughout the Company, including at the senior management level. Total headcount increased to 431 at September 30, 2007 compared to 338 at September 30, 2006.

Overall, facility and related costs, including repairs and maintenance, communications and office supplies but excluding direct cost of network and sales, increased $0.5 million to $1.7 million for the three months ended September 30, 2007 compared to $1.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, facility and related costs increased $0.7 million to $4.9 million, as compared to $4.2 million for the nine months ended September 30, 2006. The increase is primarily due to post-acquisition costs partly offset by ongoing cost containment efforts.

Other operating costs are discussed within the financial statement captions below.

Direct cost of amortization of acquired technology. The increase in amortization expense of $1.1 million for the three months ended September 30, 2007 and the increase of $2.5 million for the nine months ended September 30, 2007 are due to the amortization of the post-acquisition intangible technology assets of VitalStream.

Direct cost of customer support. Direct cost of customer support increased 53% to $4.5 million for three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, direct cost of customer support increased 42% to $12.2 million, as compared to $8.6 million for the nine months ended September 30, 2006. The increases for the three and nine months ended September 30, 2007 of $1.6 million and $3.6 million, respectively, were primarily due to the addition of VitalStream employees and facilities noted above. VitalStream employees accounted for $0.6 million and $1.5 million of added cash-basis compensation and benefits and $0.2 million and $0.4 million of additional stock-based compensation for the three and nine months ended September 30, 2007, respectively.

Product development. Product development costs for the three months ended September 30, 2007 increased 57% to $1.7 million from $1.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, product development costs increased 36% to $4.7 million, as compared to $3.5 million for the nine months ended September 30, 2006. The increases for the three and nine months ended September 30, 2007 of $0.6 million and $1.2 million, respectively, are primarily attributable to the addition of VitalStream employees and facilities. For the three and nine months ended September 30, 2007 these additional employees account for $0.3 million and $0.8 million, respectively, of additional cash-basis compensation and benefits costs and $0.1 million and $0.2 million of additional stock-based compensation costs.

Sales and marketing. Sales and marketing costs for the three months ended September 30, 2007 increased 32% to $8.7 million from $6.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, sales and marketing costs increased 13% to $23.2 million, as compared to $20.6 million for the nine months ended September 30, 2006. The increases for the three and nine months ended September 30, 2007 of $2.1 million and $2.6 million, respectively, were primarily comprised of VitalStream employee and facilities costs. Cash-basis compensation, benefits and commissions related to VitalStream employees accounted for $1.1 million and $2.3 million for the three and nine months ended September 30, 2007, respectively. Also, for the three months ended September 30, 2007, marketing costs increased $0.4 million as a result of costs associated with a rebranding campaign to incorporate our proprietary CDN services.

General and administrative. General and administrative costs for the three months ended September 30, 2007 increased 42% to $8.0 million from $5.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative costs increased 52% to $24.2 million, as compared to $15.9 million for the nine months ended September 30, 2006. Increases for the three and nine months ended September 30, 2007 of $2.4 million and $8.3 million, respectively, are primarily due to increases in both cash-basis and stock-based compensation, particularly for VitalStream employees. Cash-basis compensation for the three and nine months ended September 30, 2007 was $0.2 million and $0.9 million, respectively, for the additional VitalStream employees. We are accruing employee bonuses at a higher amount for 2007 than we did for 2006 due to the increase in employees. Stock-based compensation costs increased $0.5 million and $1.4 million for the three and nine months ended September 30, 2007, respectively, due to annual grants of stock options and unvested restricted common stock to non-employee directors, the stock options assumed in the VitalStream acquisition and initial grants and awards to new members of senior management. In addition, professional services for the nine months ended September 30, 2007 increased $1.3 million primarily due to consultation fees on our information technology systems, compliance activities for domestic and international tax and financial statement requirements, recruiting fees and contract labor to fill a number of open job requisitions, and legal fees, including those associated with new proxy disclosure requirements and ongoing litigation.

Restructuring and asset impairment. On March 31, 2007, we incurred a restructuring and impairment charge of $10.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.2 million for the termination of certain employees and $1.3 million for impairment of assets. Related expenditures are estimated to be $10.7 million continuing through December 2016, the last date of the longest lease term. The impairment charge of $1.3 million is related to the leases referenced above and less than $0.1 million for other assets.

We recorded a $1.1 million impairment during the three months ended March 31, 2007 for the sales order-through-billing system, which was a result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

Depreciation and amortization. Depreciation and amortization, including other intangible assets, for the three months ended September 30, 2007 increased 45% to $5.9 million compared to $4.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, depreciation and amortization, including other intangible assets, increased 43% to $16.7 million, as compared to $11.7 million for the nine months ended September 30, 2006. The increases for the three and nine months ended September 30, 2007 of $1.8 million and $5.0 million, respectively, primarily relate to post-acquisition depreciation and amortization of VitalStream property and equipment and amortizable intangible assets, excluding amortization of acquired technology. The VitalStream property and equipment and amortizable intangible assets account for $1.7 million for the three months ended September 30, 2007 and $4.0 million for the nine months ended September 30, 2007. Other increases in depreciation and amortization are related to the recent expansion of P-NAPs and on-going expansion of data center facilities. The restructuring and asset impairment described above initially reduced depreciation and amortization by approximately $0.1 million per quarter, decreasing to $0 in 2009.

Write-off of investment. We incurred a charge of $1.2 million representing the carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

Income taxes. The provision for income taxes for the three and nine months ended September 30, 2007 was $0.1 million and $0.3 million, respectively, representing an effective tax rate of negative 3%.

We continue to maintain a full valuation allowance against our unrealized deferred tax assets of approximately $191.3 million, consisting primarily of net operating loss carryforwards. As a result of the VitalStream acquisition, however, $0.7 million in deferred tax liabilities from goodwill amortization for tax purposes exists as of September 30, 2007. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of the Company or certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Liquidity and Capital Resources

Cash Flow for the Nine Months ended September 30, 2007 and 2006

Net cash from operating activities.

Net cash provided by operating activities was $15.7 million for the nine months ended September 30, 2007, and was the result of adjustments for non-cash items totaling $30.5 million, partially offset by our net loss of $10.5 million, and a net use of cash for changes in working capital items of $4.3 million. The non-cash adjustment of $19.7 million for depreciation and amortization includes the amortizable intangible assets acquired through the acquisition of VitalStream on February 20, 2007 and the expansion of our P-NAP and data center facilities. The change in working capital includes an increase in accounts receivable of $10.8 million. The increase in accounts receivable results in quarterly days sales outstanding at September 30, 2007 increasing to 53 days from 42 days as of September 30, 2006. This increase is largely due to increased billings in late August and September and the timing of collections with our quarter ending on a weekend. We expect our days sales outstanding for the quarter ended December 31, 2007 to be more consistent with prior quarters. The change in working capital also includes a net increase in accrued restructuring liability of $6.0 million due to the activities discussed below under the caption “Asset Impairment and Restructuring Costs.”

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

Net cash from investing activities.

Net cash used in investing activities for the nine months ended September 30, 2007 was $32.5 million, primarily due to capital expenditures of $22.5 million and net purchases of short-term investments in marketable securities of $9.5 million. Our capital expenditures were principally for the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. We expect total capital expenditures to be $35.0 - $40.0 million for the year ended December 31, 2007, funded from both cash from operations and borrowings from the new credit agreement we entered into on September 14, 2007. We discuss the credit agreement in greater detain in the section below captioned “Liquidity.”

Net cash used in investing activities for the nine months ended September 30, 2006 was $6.0 million and primarily consisted of $9.9 million of capital expenditures offset by $3.7 million in net maturities of marketable securities. The purchases of property and equipment primarily related to the continued expansion of our data centers and upgrades of our P-NAP facilities.

Net cash from financing activities.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $14.6 million. Cash provided by financing activities was primarily due to proceeds from note payable of $19.7 million, net of discount, and proceeds from stock compensation plan activity of $7.7 million, partially offset by principal payments on notes payable and capital leases of $12.7 million. The proceeds from note payable were a result of entering into a new credit agreement on September 14, 2007. We discuss the credit agreement in greater detain in the section below captioned “Liquidity.”

Net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2006 primarily consisted of $6.0 million of proceeds from stock compensation plan activity. This source of cash was offset by continued principal payments on our note payable and capital lease obligations of $3.7 million.

Liquidity.

We recorded a net loss of $10.5 million for the nine months ended September 30, 2007 and net income of $1.4 million for the nine months ended September 30, 2006. As of September 30, 2007, our accumulated deficit was $867.0 million. Our net loss for the nine months ended September 30, 2007 includes $13.0 million in charges for restructuring, asset impairment, write-off of an investment and acquired in-process research and development. We cannot guarantee that we will avoid incurring similar charges in the future that will cause us to record net losses, nor can we guarantee that we will be profitable in the future given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Although we have experienced positive operating cash flow recently, including for the nine months ended September 30, 2007, we have a history of negative operating cash flow and have primarily depended upon equity and debt financings, as well as borrowings under our credit facilities, to meet our cash requirements for most quarters since we began our operations. Furthermore, we cannot guarantee that we will continue to generate positive cash flow.  We expect, however, to meet our cash requirements in 2007 and 2008 through a combination of net cash provided by operating activities, existing cash, cash equivalents, and short-term investments in marketable securities, and borrowings under our credit agreement. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flow from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash and financing opportunities to operate our business for the foreseeable future.

Short-term investments.   Short term investments consist primarily of commercial paper, certificates of deposit and other highly-liquid securities with original maturities greater than 90 days but less than one year.  Short-term investments also include auction rate securities.  Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days.  They generally trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest paid during a given period is based upon the interest rate determined through the auction process.  Although these securities are issued and rated as long term bonds, they are priced and traded as short- term instruments because of the liquidity provided through the interest rate reset.  All short-term investments are available for sale and are reported at amortized cost.

Credit agreement.   On September 14, 2007, we entered into a $35.0 million credit agreement, or the Credit Agreement, with Bank of America, N.A., as administrative agent, and lenders who may become a party to the Credit Agreement from time to time.  VitalStream Holdings, Inc., VitalStream, Inc., PlayStream, Inc., and VitalStream Advertising Services, Inc., four of the Company’s subsidiaries, are guarantors of the Credit Agreement.

The Credit Agreement replaced the prior credit facility, a $5.0 million revolving credit facility and a $17.5 million term loan, which was evidenced by a Loan and Security Agreement between the Company and Silicon Valley Bank that was last amended on December 27, 2005.  We paid off and terminated this prior credit facility concurrently with the execution of the Credit Agreement.

The obligations of the Company under the Credit Agreement are secured, pursuant to a pledge and security agreement and an intellectual property security agreement by a security interest granted in substantially all of the assets of the Company including the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement provides for a four-year revolving credit facility, or the Revolving Credit Facility, in the aggregate amount of up to $5.0 million which includes a $5.0 million sub-limit for letters of credit.  With the prior approval of the administrative agent, we may increase the total commitments by up to $15.0 million for a total commitment under the Revolving Credit Facility of $20.0 million.  The Revolving Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. As September 30, 2007, no amounts were outstanding on the Revolving Credit Facility.

           The Credit Agreement also provides for a four-year term loan, or the Term Loan, in the amount of $30.0 million.  We borrowed $20.0 million concurrently with the closing and used a portion of the proceeds from the Term Loan to pay off the Company’s prior credit facility.  We intend to use the remaining proceeds to fund capital expenditures related to the expansion of our data center facilities.

The interest rate on the Revolving Credit Facility and Term Loan is a tiered LIBOR-based rate that depends on the Company’s 12-month trailing EBITDA. As of September 30, 2007, the interest rate was 7.075%.

We will only pay interest on the Term Loan during the first 12 months of its four-year term.  Commencing on the last day of the first calendar quarter after the first anniversary of the closing, the outstanding amount of the Term Loan will amortize on a straight-line schedule with the payment of 1/16 of the original principal amount of the Term Loan due quarterly.  We will pay all unpaid amounts at maturity, which is September 14, 2011.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to net funded debt to EBITDA ratio and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.  As of September 30, 2007, we were in compliance with these covenants.

The net proceeds received from the Term Loan were reduced by $0.3 million for fees paid to Bank of America and its agents. We treated these fees as a debt discount and will amortize the fees to interest expense using the interest method over the term of the loan. We recorded less than $0.1 million of related amortization during the three months ended September 30, 2007. As of September 30, 2007, the balance on the Term Loan, net of the discount, was $19.7 million. We incurred other costs of less than $0.1 million in connection with entering into the Credit Agreement, which were recorded as debt issue costs and will amortize over the term of the Credit Agreement.

As a result of the transactions discussed above, we recorded a loss on extinguishment of debt of less than $0.1 million during the three months ended September 30, 2007. The loss on extinguishment of debt is included in Other, net in the Non-operating (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

Also during the three months ended September 30, 2007, we paid off the term loans and line of credit issued pursuant to the loan and security agreement assumed in the VitalStream acquisition.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at September 30, 2007 totaled $1.6 million.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents. We maintain cash and short-term deposits at our financial institutions. Due to the short-term nature of our deposits, we do not believe that we have any material exposure to market risk changes in interest rates.

Short-term investments in marketable securities. Short term investments consist primarily of commercial paper, certificates of deposit and other highly-liquid securities with original maturities greater than 90 days but less than one year.  Short-term investments also include auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  Auction rate securities generally trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest paid during a given period is based upon the interest rate determined through the auction process.  Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset.

All short-term investments are available for sale and are reported at amortized cost. Due to the short-term nature of our investments in marketable securities, we do not believe that we have any material exposure to market risk changes in interest rates.   We estimate that a change in the effective yield of 100 basis points would change our interest income by less than $0.2 million per year.  Uncertainties in the credit markets may affect the liquidity of our holdings in auction rate securities, although we have not experienced any unsuccessful auctions to date. We continue to receive interest every 28-35 days. While our investments are of high credit quality, we are uncertain as to whether or when the liquidity issues relating to these investments will worsen or improve. We do not believe, however, that adjusting the fair value of our portfolio of auction rate securities is necessary at this time. As of September 30, 2007, we have a total of $7.1 million invested in auction rate securities.

Credit facilities. As of September 30, 2007, we had $5.0 million available and no balance outstanding under our revolving credit facility with a bank, and $20.0 million outstanding under a term loan. The interest rate on the revolving credit facility and term loan is a tiered LIBOR-based rate that depends on the Company’s 12-month trailing EBITDA. As of September 30, 2007, the interest rate was 7.075%. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payment by less than $0.2 million per year.

Capital leases. As of September 30, 2007, we had capital lease obligations, including imputed interest, of $1.6 million, reflecting the present value of future minimum lease payments. We believe the interest rates used in calculating the present values of these lease payments are a reasonable approximation of fair value and their associated market risk is minimal.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 10, 2007 a purported stockholder of the Company filed suit in the U.S. District Court for the Western District of Washington against Morgan Stanley, Credit Suisse Group, and JPMorgan Chase & Co., the lead underwriters of our initial public offering in September, 1999, and our secondary offering of common stock in April, 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, 15 U.S.C. § 78p(b).  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  We were named as a nominal defendant in the action, but have no liability for the asserted claims.   We believe that the same plaintiff has sued the lead underwriters in at least 55 other initial public offerings that took place around the same time as ours for alleged violations of Section 16(b).   The plaintiff similarly named the issuer as a nominal defendant in each such suit.  We are considering what, if any, action to take in response to this litigation.  We do not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial position.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated July 10, 2007 between James DeBlasio and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2007).

10.2
Credit Agreement dated as of September 14, 2007 by and among Internap Network Services Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2007).

10.3
Pledge and Security Agreement dated as of September 14, 2007 among Internap Network Services Corporation, and certain of its Subsidiaries party thereto from time to time, as Grantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2007).

10.4
Intellectual Property Security Agreement dated as of September 14, 2007 among Internap Network Services Corporation, and certain of its Subsidiaries party thereto from time to time, as Grantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2007).

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

Date: November 9, 2007