Form 10-K/A
period 2007-12-31
INTERNAP NETWORK SERVICES CORP
filed 2008-04-30
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Internap Network Services Corporation (the “Company” or “Internap”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 31, 2008 (the “Original Filing”) to set forth the information required by Items 10, 11, 12, 13, and 14 under Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. This Annual Report on Form 10-K/A amends Part III of the Company’s Original Filing only, and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original March 31, 2008 filing date.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2008 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2008.

The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been amended to speak to any later date. Any items in the Original Filing that are not expressly amended hereby shall be as set forth in the Original Filing. The Company has included the portions of the Original Filing that are not amended by this Amendment for informational purposes only. All information contained in this Amendment and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should,” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those set forth in this annual report under “Item 1A . Risk Factors.”  We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

Segments

As discussed in note 5 to the consolidated financial statements included in this annual report on Form 10-K/A, we operate in three business segments: IP services, data center services and CDN services.

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

Available Information

Internap files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission, or SEC. The Company makes its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, available free of charge on or through its Internet site, located at www.internap.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. You may read and copy any materials Internap files with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as Internap that file electronically with the SEC at http://www.sec.gov. Information on the Company’s Web site is not incorporated by reference into this Form 10-K/A.

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

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the expansion of our colocation facilities, the deployment of additional network access points and the terms of our network connectivity purchase agreements. These and other factors discussed in this annual report on Form 10-K/A could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. Because our results of operations have fluctuated in the past and are expected to continue to fluctuate in the future, we can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause an immediate and significant decline in the trading price of our stock.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG INTERNAP NETWORK SERVICES CORP., NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

DOLLARS
700
600
500
400
300
200
100
0
2002
2003
2004
2005
2006
2007
INTERNAP NETWORK SERVICES CORP.
HEMSCOTT GROUP INDEX
NASDAQ MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

ITEM 6.  SELECTED FINANCIAL DATA.

The consolidated statement of operations data and other financial data presented below were prepared using our consolidated financial statements for the five years ended December 31, 2007. You should read this selected consolidated financial data together with the consolidated financial statements and related notes contained in this annual report on Form 10-K/A and in our 2006 and 2005 annual reports on Form 10-K/A and Form 10-K, respectively, filed with the SEC, as well as the section of this annual report and of our 2006 and 2005 annual reports on Form 10-K/A and Form 10-K, respectively, entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, financial statement schedule and the report of the independent registered public accounting firm appear in Part IV of this annual report on Form 10-K/A.  Our report on internal controls over financial reporting appear in Item 9A of this annual report on Form 10-K/A.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Executive Officers and Directors

    The following table sets forth information regarding our executive officers and Directors as of December 31, 2007.

Name	Age	Position
James P. DeBlasio	52	President, Chief Executive Officer and Director
Tamara Augustyn	38	Vice President and Principal Accounting Officer
David A. Buckel	45	Vice President and Chief Financial Officer (1)
Richard Dobb	53	Vice President and General Counsel
Phil Kaplan	41	Chief Strategy Officer
Vince Molinaro	44	Chief Operating Officer (2)
Charles B. Coe	60	Director (4) (5)
Eugene Eidenberg	68	Director (5)
William J. Harding	60	Director (3)
Patricia L. Higgins	58	Director (3) (4) (5)
Kevin L. Ober	47	Director (3)
Gary Pfeiffer	58	Director (3) (4)
Daniel C. Stanzione	62	Director (4) (5)

(1)	Mr. Buckel resigned his position as Vice President and Chief Financial Officer on November 19, 2007.
(2)	Mr. Molinaro resigned his position as Chief Operating Officer on April 7, 2008.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.
(5)	Member of the Nominations and Governance Committee.

Directors and Executive Officers

James DeBlasio was appointed as Internap’s President and Chief Executive Officer in November 2005, after serving as President and Chief Operating Officer of Internap from September 2005 until November 2005. Mr. DeBlasio has served as a Director of Internap since July 2003. His term expires in 2010. He also previously served as Chairman of the Audit Committee and member of the Nominations and Governance Committee of Internap’s Board of Directors, until he resigned from these committee appointments upon commencing employment as the Company’s President and Chief Operating Officer in September 2005. From 2003 until September 2005, Mr. DeBlasio served as Financial Vice President of the wireline and wireless product portfolio of Lucent Technologies, a network communications equipment provider. Prior to that, from 2002 to 2003, he was Financial Vice President for Lucent’s Mobility Solutions Group. He served as Financial Vice President—Corporate Planning and Analysis for Lucent from 2001 to 2002, as Chief Financial Officer of Lucent’s Optical Networking Group from 2000 to 2001 and as Financial Vice President and Chief Financial Officer of Lucent’s Wireless Networks Group from 1997 to 2000. Mr. DeBlasio holds a M.B.A degree in Finance and Financial Portfolio Analysis from Seton Hall University and a B.S. degree in Industrial Management from Villanova University.

Eugene Eidenberg has served as a Director since November 1997 and non-executive chairman of our Board of Directors since April 2002. Dr. Eidenberg’s term expires in 2011. From November 1997 until April 2002, Dr. Eidenberg was the chairman of the Board of Directors. From July 2001 until April 2002, Dr. Eidenberg served as our chief executive officer. Dr. Eidenberg has been a Strategic Advisor of Granite Venture Associates LLC, an early-stage high tech venture capital firm, since 2005, after co-founding the firm and serving as a Managing Director from 1999 until 2005. He has served as a Principal of Hambrecht & Quist Venture Associates, an early-stage high tech venture capital firm, since 1998 and was an advisory director at the San Francisco investment-banking firm of Hambrecht & Quist from 1995 to 1998. Dr. Eidenberg served for 12 years in a number of senior management positions with MCI Communications Corporation. His positions at MCI included Senior Vice President for Regulatory and Public Policy, President of MCI’s Pacific Division, Executive Vice President for Strategic Planning and Corporate Development and Executive Vice President for MCI’s international businesses. Dr. Eidenberg was Secretary to the Cabinet and Assistant to the President during the Carter Administration. Dr. Eidenberg is currently a director of several private companies. Dr. Eidenberg holds a Ph.D. and a M.A. degree from Northwestern University and a B.A. degree from the University of Wisconsin.

Charles B. Coe has served as a Director since July 2003. His term expires in 2009. Mr. Coe is a 28-year veteran of the telecommunications industry, including 15 years with BellSouth. During his tenure at BellSouth, he served as President of BellSouth Network Services, President of BellSouth Telecommunications, President of BellSouth International, and Group President of Customer Operations for BellSouth Telecommunications. Previously, Mr. Coe had served in various management positions with AT&T Communications and American Telesystems Corporation. Mr. Cole is currently a director of Dycom Industries, Inc. Mr. Coe holds a M.B.A. degree from Georgia State University and a B.S. degree from The Citadel.

William J. Harding is currently a Managing Director of VantagePoint Venture Partners since October 2007. Dr. Harding’s term expires in 2011. Dr. Harding served as a Managing Member of Morgan Stanley Venture Partners III, LLC since 1997 and a Managing Director of Morgan Stanley & Co., Inc. from 1999 until October 2007. He joined Morgan Stanley & Co., Inc. in October 1994. Dr. Harding is currently a director of Aviza Technology, Inc. and several private companies. Prior to joining Morgan Stanley, Dr. Harding was a General Partner of several venture capital partnerships affiliated with J.H. Whitney & Co. Previously, Dr. Harding was associated with Amdahl Corporation from 1976 to 1985, serving in various technical and business development roles. Prior to Amdahl, Dr. Harding held several technical positions with Honeywell Information Systems. Dr. Harding holds a B.S. degree in Engineering Mathematics and a M.S. degree in Systems Engineering from the University of Arizona and a Ph.D. in Engineering from Arizona State University. Dr. Harding also served as an officer in the Military Intelligence Branch of the United States Army Reserve.

Patricia L. Higgins has served as a Director since December 2004. Her term expires in 2009. Ms. Higgins has nearly 30 years of experience in the telecommunications industry. Ms. Higgins is the former President, CEO, and a Board member of Switch & Data Facilities Company, Inc., a leading provider of neutral interconnection and collocation services. Until 2000, Ms. Higgins served as Chairman and CEO of The Research Board, a premier consulting and research services company for information technology. Prior to 1999, Ms. Higgins was the CIO of Alcoa Inc. and also held senior management positions at UNISYS Corporation, Verizon (NYNEX) and AT&T Inc. Ms. Higgins currently serves on the Board of Directors of The Travelers Companies, Inc., Visteon Corporation and Barnes and Noble, Inc. Ms. Higgins holds a B.A. degree from Montclair State University and attended Harvard Business School’s Advanced Management Program.

Kevin L. Ober has served as a Director of Internap since October 1997 and is a Managing Partner of Divergent Venture Partners. Mr. Ober’s term expires in 2010. Mr. Ober currently leads Divergent’s investment in Plaint Technology. Prior to Divergent, he spent seven years with Vulcan Ventures, a national venture capital firm owned by Paul Allen, co-founder of Microsoft Corporation. While with Vulcan, he led investments in Internet infrastructure companies such as Nexabit Networks, Wavtrace and Net Perceptions, as well as Internap. Other investments included Command Audio, Capstone Turbine, Colorado Micro Displays, ShareWave, Terastor, and Netschools. Prior to working at Vulcan Ventures, Mr. Ober served in various positions at Conner Peripherals, Inc., a computer hard disk drive manufacturer in San Jose California. He holds a B.S. degree in Business Administration from St. John’s University and a M.B.A. degree from Santa Clara University.

Gary Pfeiffer has served as a Director since August 2007. His term expires in 2008. Mr. Pfeiffer joined Delaware-based E. I. du Pont de Nemours and Company, in 1974, where he held numerous positions in finance and international operations in several DuPont divisions. He served as Senior Vice President and Chief Financial Officer of the company from 1997 to 2006. Currently a member of the Board of Directors of The Talbots, Inc., Mr. Pfeiffer serves as Presiding Director, Chairperson of the Compensation Committee, and is also a member of the Audit Committee. He also serves as a Director of Quest Diagnostics, Inc. where he chairs the Audit and Finance Committee and is a member of the Compensation Committee, Governance Committee and Executive Committee.

Daniel C. Stanzione has served as a Director since October 2004. Dr. Stanzione’s term expires in 2011. Dr. Stanzione retired from Lucent Technologies in 2000 where he served as Chief Operating Officer and President of Bell Laboratories. At Lucent’s formation in 1995, Dr. Stanzione was President of Network Systems, Lucent’s business unit that sold products and services to telecommunication service providers around the world. Dr. Stanzione is currently a director of Quest Diagnostics Inc., a public company, and Telecordia, a private company. Dr. Stanzione is currently a consultant and serves on the Network Advisory Board at Accenture. Dr. Stanzione holds a B.S. degree in Electrical Engineering, a M.S. degree in Environmental Systems Engineering and a Ph. D. in Electrical and Computer Engineering, all from Clemson University.

    Tamara Augustyn assumed the role of the Company’s Principal Accounting Officer effective as of November 19, 2007 in addition to serving as Vice President, Finance and Chief Accountant since January 2007.  Ms. Augustyn served as the Company’s Corporate Controller and Chief Accountant from August 2006 to January 2007, and prior to that time, as the Company’s Operational Controller since June 2004. Before she joined the Company in June 2004, Ms. Augustyn held a number of positions with American Tower Corporation from June 1999 to January 2004, most recently as the Director of Finance for one of its wholly-owned subsidiaries, Galaxy Engineering Services, which was acquired by Incode Telecom Group in August of 2003.  Ms. Augustyn worked in Internal Audit at Fluor Corporation from 1997 to 1999 and began her career in the audit department of Dixon Hughes PLLC.  Ms. Augustyn has a B.S. degree in Business from Wake Forest University and is a certified public accountant.

David A. Buckel served as the Company’s Vice President and Chief Financial Officer from May 2004 to November 2007, after serving as Financial Vice President from October 2003 until May 2004. Mr. Buckel also previously served as an Investor Relations consultant with the Company from July 2003 until October 2003. From November 2002 to July 2003, he served as Senior Manager and President of AJC Finance & Market Group, a financial consulting firm. Prior to that, Mr. Buckel was Senior Vice President and Chief Financial Officer for two NASDAQ-listed companies, Web.com, which was formerly known as Interland Corporation, a provider of applications and web hosting and consulting services from March 2001 through November 2002, and Applied Theory Corporation, a provider of hosting, software development and Internet connectivity products, from July 1995 through March 2001. Mr. Buckel, a Certified Management Accountant, holds a B.S. degree in Accounting from Canisius College and a M.B.A. degree in Finance and Operations Management from Syracuse University.

Richard Dobb has served as Vice President, General Counsel and Secretary of the Company since April 2007.  Prior to joining the Company, Mr. Dobb served as Chief Legal Officer and Corporate Secretary for S1 Corporation from 2001 - 2007.  Prior to joining S1, Mr. Dobb was Vice President, General Counsel and Corporate Secretary of eShare Communications, Inc., a global provider of Web-based customer care software solutions. Mr. Dobb has also served as a senior counsel at Digital Equipment Corporation, as Chief Legal Officer of the Georgia Institute of Technology. Additionally, he was a member of the corporate finance practice at King & Spalding.   Mr. Dobb holds a B.A. from Rutgers University and J.D from the Emory University School of Law.

Philip N. Kaplan has served as Chief Strategy Officer of the Company since February 2007 when the Company acquired VitalStream Holdings, Inc., or VitalStream.  He served as president of VitalStream since November 2004, as chief operating officer and a director of VitalStream since April 2002, and as Secretary of VitalStream from April 2002 until November 2004. Mr. Kaplan served as chief operating officer, secretary and a director of VitalStream, Inc. since its inception in March 2000, which merged with VitalStream in 2002. Mr. Kaplan was also co-founder of AnaServe, Inc. where he held the position of senior vice president, secretary and treasurer from its formation in 1995 until its acquisition by Concentric Network Corporation in August 1998. Mr. Kaplan remained employed by Concentric until April 1999. Mr. Kaplan received a Bachelor of Arts degree in Economics with a minor in Russian language from the University of California, Davis.

Vincent J. Molinaro served as the Company’s Chief Operating Officer from April 2007 to April 7, 2008. From December 2006 to April 2007, Mr. Molinaro served as president of the Europe & North Region for Alcatel-Lucent. From July 2005 to December 2006, Mr. Molinaro served as president of North America Region for Lucent Technologies and led the sales, technical support and delivery teams to grow the company’s service provider business and extend its legacy products into next-generation enterprise solutions. Additionally, from December 1994 to July 2000, Mr. Molinaro lived in the Netherlands serving as vice president and chief operating officer of Lucent’s Europe, Middle East & Africa Regions. In that position, he oversaw all marketing, sales, service, support, and program management for Internet and telecommunications companies throughout the region. He was also an executive in the Data Networking Systems Group and the Applications Software Business Unit. Mr. Molinaro joined AT&T Bell Laboratories as a member of the technical staff in 1988, and then transferred to AT&T Network Systems two years later. During his tenure with AT&T he held many global roles ranging from systems engineering and product management to marketing and business development.  Mr. Molinaro holds a Bachelor of Science degree in Biomedical Engineering from Boston University and a Master of Science in Electrical Engineering from the University of Bridgeport.

Family Relationships

No family relationships exist among any of our Directors or executive officers.

Agreements to Elect Directors or Executive Officers

No agreements exist to elect any of our Directors or our executive officers.

Board of Directors’ Committees and Meetings

The Board of Directors conducts its business through meetings and it may take action by unanimous written consent of the full Board, but only in rare instances following fulsome consideration and discussion of the issues presented, and through three standing committees of the Board, which are an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. The Board of Directors has adopted a charter for each of these committees that can be found on our website at www.internap.com.

During the fiscal year ended December 31, 2007, the Board of Directors held nine meetings, the Audit Committee held 11 meetings, the Compensation Committee held nine meetings, and the Nominations and Governance Committee held six meetings. During the fiscal year ended December 31, 2007, each member of our Board of Directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he or she served that were held during the period for which he or she was a Director or committee member.

We have not adopted a formal policy regarding Director attendance at our annual meetings. We, however, strongly encourage all Directors to attend the annual meeting.  Each of our Directors, who was a Director at the time of our 2007 annual meeting, was in attendance at the 2007 annual meeting of stockholders.

Audit Committee. The Audit Committee is composed of Dr. Harding, Ms. Higgins, Mr. Ober, and Mr. Pfeiffer. Ms. Higgins is the Chair of the Audit Committee. The Audit Committee is responsible for, among other things:

•	directly appointing our independent registered public accountants;

•	discussing with our independent registered public accountants their independence from management;

•	reviewing with our independent registered public accountants the scope and results of their audit;

•	approving all audit services and pre-approving all permissible non-audit services to be performed by the independent registered public accountants;

•	overseeing the financial reporting process and discussing with management and our independent registered public accountants the interim and annual financial statements that we file with the SEC; and

•	reviewing and monitoring our accounting principles, policies and financial and accounting controls.

All committee members are independent as defined in applicable NASDAQ rules. The Board of Directors has determined that Ms. Higgins, the current committee Chair, qualifies as an audit committee financial expert within the meaning of NASDAQ rules and regulations.

Compensation Committee. The Compensation Committee consists of Mr. Coe, Ms. Higgins, Mr. Pfeiffer, and Dr. Stanzione. Mr. Harman was a member of the Compensation Committee prior to his resignation on March 15, 2007. Mr. Coe currently serves as Chair of the Compensation Committee. The Compensation Committee reviews and recommends to the Board the compensation and benefits of all our officers and establishes and reviews general policies relating to compensation and benefits for our employees. All committee members are independent as defined in applicable NASDAQ rules.

Nominations and Governance Committee. The Nominations and Governance Committee consists of Doctors Stanzione and Eidenberg, Mr. Coe, and Ms. Higgins. Dr. Stanzione currently serves as Chair of the Nominations and Governance Committee. The Nominations and Governance Committee is responsible for assisting the Board of Directors in identifying and attracting highly qualified individuals to serve as Directors and selecting Director nominees and recommending them to the Board for election at annual meetings of stockholders. Each member of the Nominations and Governance Committee is independent as defined in applicable NASDAQ rules. The Nominations and Governance Committee is also responsible for monitoring significant developments in the regulation and practice of corporate governance and the duties and responsibilities of directors generally, evaluating and administering the Corporate Governance Guidelines of the Company and recommending changes to the Board and periodically reviewing the Company’s governance structure.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC thereunder require our Directors, officers and persons who own more than 10% of our common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our common stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of these reports or of certifications to us that no report was required to be filed, we believe that all of our Directors and executive officers complied with all Section 16(a) filing requirements applicable to them during the 2007 fiscal year, except: Mr. Buckel, who filed two late Form 4s in connection with the sale of shares of his common stock; Mr. Abrahamson, who resigned in August of 2007, who filed one late Form 4 in connection with his exercise of stock options prior to the Board’s determination that he no longer have filing obligations pursuant to Section 16(a); Mr. Kaplan, who filed one late Form 4 in connection with his grant of stock options; and Ms. Augustyn, who filed one late Form 4 in connection with her grant of stock options.

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

Selection of Director Nominees

General Criteria and Process. The policy of the Nominations and Governance Committee is to consider candidates for Board membership received by Nominations and Governance Committee members, other Board members, management, the Company’s stockholders, third party search firms, and any other appropriate sources. In identifying and evaluating Director candidates, the Nominations and Governance Committee has not set specific criteria for Directors. Under its committee charter, the Nominations and Governance Committee is responsible for determining desired skills and attributes and may consider strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the candidate would fill a present need on the Board. The Nominations and Governance Committee may retain a third party search firm to identify Director candidates and has sole authority to select the search firm and approve the terms and fees of any Director search engagement.

Stockholder Nominations. Stockholders who wish to recommend nominees for consideration by the Nominations and Governance Committee must submit their nominations in writing to our Corporate Secretary. Submissions must include sufficient biographical information concerning the recommended individual for the committee to consider the recommended nominee, including age, five-year employment history with employer names and a description of the employer’s business, whether such individual can read and comprehend basic financial statements, and other board memberships, if any, held by the recommended individual. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected by the stockholders. The Nominations and Governance Committee may consider such stockholder recommendations when it evaluates and recommends nominees to the Board of Directors for submission to the stockholders at each annual meeting. Stockholder nominations made in accordance with these procedures and requirements must be addressed to Internap Network Services Corporation, Attn: Corporate Secretary, at 250 Williams Street, Suite E-100, Atlanta, Georgia 30303.

In addition, stockholders may nominate Directors for election without consideration by the Nominations and Governance Committee. Any stockholder of record may nominate an individual by following the procedures and deadlines set forth in the “Stockholders’ Proposals for 2009 Annual Meeting” section of this proxy statement and by complying with the eligibility, advance notice and other provisions of our bylaws. Under our bylaws, a stockholder is eligible to submit a stockholder proposal if the stockholder is of record and entitled to vote at the annual meeting. The stockholder also must provide timely notice of the proposal to us. To be timely, the stockholder must provide advance notice not less than 90 nor more than 120 calendar days prior to the anniversary date of the preceding year’s annual meeting.

As of December 31, 2007, the Nominations and Governance Committee had not received a recommended nominee from any stockholder or group of stockholders that beneficially owned more than 5% of our common stock for at least one year as of the date of the recommendation.

Compensation of Directors

We discuss the compensation of our Directors in the section “Compensation Discussion and Analysis.”

Stockholder Communications with the Board of Directors

The Board of Directors has a policy and process to facilitate stockholder communications with Directors. Stockholders who wish to communicate directly with the Board of Directors may do so by writing to Internap Network Services Corporation, 250 Williams Street, Suite E-100, Atlanta, Georgia 30303, Attn: Corporate Secretary or by sending electronic mail to boardofdirectors@internap.com.

The Corporate Secretary will forward all communications received without reviewing or editing them. The Chairman of the Board of Directors, or the other Director to whom your communication is addressed, if other than the Board, will decide whether and how to respond to your communication. Such person may consult with the Corporate Secretary regarding his or her response.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Introduction

In this section, we discuss certain aspects of our compensation program as it pertains to our principal executive officer, our principal accounting officer, our three other most highly compensated executive officers as of December 31, 2007, and one individual who would have been among the three most highly compensated executive officers had he been an executive officer as of December 31, 2007. We refer to these individuals as the “named executive officers.” Our discussion focuses on compensation and practices relating to 2007, our most recently completed fiscal year, and includes relevant actions we have taken thus far in 2008 that affect the compensation of our named executive officers.

We believe that the individual performance of our named executive officers can have a significant impact on our overall results. We, therefore, place considerable importance on the design and administration of our executive compensation program.

This Compensation Discussion and Analysis will outline our compensation philosophy, the administration of our policies, our use of consultants, and provide a detailed description of how and why we paid each element of the compensation plan to our named executive officers.

Philosophy

Our executive compensation program is designed to: (1) attract, motivate, reward, and retain high quality executives necessary for our leadership; (2) ensure that compensation provided to executive officers is closely aligned with our short and long-term business objectives, financial performance and strategic goals; (3) build a strong link between an individual’s performance and his or her related paid compensation; and (4) further align the interests of management with our stockholders  by providing equity incentive compensation. Our executive compensation practices are intended to provide each executive a total annual compensation that is commensurate with the executive’s responsibilities, experience and demonstrated performance and are intended to be competitive with a select group of peer companies, as well as a larger group of other technology companies.

The Company is in an industry characterized by intense competition, rapid technological change and the introduction of new products and services. Successful companies in this industry are those that achieve growth in this environment.  Our compensation program reflects our commitment to growth and increasing stockholder value by providing for bonuses and equity awards only when the Company has achieved certain levels of growth.  For example, the bonuses received by our named executive officers in 2007 for performance in 2006 were the first such bonuses awarded by the Company and coincided with the Company’s unprecedented financial performance.

Determination Process

The Compensation Committee, or the Committee, oversees the establishment of executive compensation policies and programs consistent with our corporate objectives and stockholder interests, as well as reviews the general policies relating to the compensation and benefits for all of our employees. The Board of Directors determines the Committee’s membership. All members of the Committee are independent Directors under NASDAQ rules. The Committee meets at scheduled times during the year, and it may take action by unanimous written consent, but only in rare instances following fulsome consideration and discussion of the issues presented. The Chair of the Committee reports on Committee actions and recommendations at meetings of the full Board of Directors. The Committee engages independent compensation consultants and considers their data and input.

The Committee’s charter, which is available on our website, mandates that the Committee annually review each named executive officer’s compensation package. The Committee considers: (1) the extent to which we attained specified corporate objectives for the preceding year; (2) the extent to which the named executive officer attained his or her individual objectives for the preceding year; (3) the recommendations of the Chief Executive Officer with respect to compensation of the other named executive officers; (4) the experience and contribution levels of the named executive officer; (5) internal pay equity; and (6) benchmarking the total compensation levels of executive officers in similar positions in companies in a select group of peer companies, as well as a larger group of other technology companies, through surveys conducted by independent compensation consultants.

The Committee approves the total compensation, including base salary adjustments, cash bonus and long-term incentive awards, of the named executive officers, other than the Chief Executive Officer, based on the factors described in the preceding paragraph. The Committee considers the same factors when evaluating the Chief Executive Officer’s performance and recommends a compensation package, including base salary adjustments, cash bonus and long-term incentive awards, to the Board of Directors for its review, discussion and approval. A majority of the independent Directors of the full Board of Directors must approve the compensation of our Chief Executive Officer.

The Committee typically makes changes to our named executive officers’ base salaries in December of each year, but made such adjustments to base salaries for 2007 in January of 2007.  The Committee typically determines bonus awards in March after financial results for the preceding year are available.  The Committee also determines the long-term incentives in March during its prescheduled meeting.

Use of Consultants

We recognize that competitive compensation is critical for attracting, motivating and rewarding qualified executives. To ensure our named executive officers are compensated appropriately, the Committee retained the services of Aon Consulting, or Aon, an independent compensation consultant, to identify appropriate compensation levels and compensation program design features.  Aon assisted the Committee in identifying and establishing median total compensation goals and assisted in general oversight of our executive compensation program. This oversight includes helping the Committee evaluate compensation practices and assisting the Committee with developing and implementing our executive compensation program and philosophy. The Committee used information provided by Aon when approving or recommending compensation levels, but does not delegate authority to set compensation to Aon or to any other party.

At the Committee’s direction to ensure independence, neither Aon nor any of its affiliates or subsidiaries provided any other services to the Company.

Compensation for 2007

In September 2006, Aon conducted a review of labor market salary levels for top executives in similar sized companies and similar industries using published compensation surveys and a selected peer group of companies. Aon provided a preliminary list of potential peer companies using publicly available databases and screening on relevant industry categories.  The Committee reviewed this preliminary list and considered the similarities of products and services offered, revenue size, market capitalization, and number of employees, as well as revenue growth and profitability. Based on this review, the Committee determined that the following companies would constitute the peer group: Akamai Technologies Inc., Arbinet-Thexchange Inc., Cbeyond Communications Inc., Cogent Communications Group, Covad Communications Group, Equinix Inc., Globix Corp., Infospace Inc., Internet Security Systems Inc., Ipass Inc., ITC Deltacom Inc., Navisite Inc., Savvis Inc., Terremark Worldwide Inc., and VitalStream Holdings, Inc. The peer group companies are Internet infrastructure companies, as well as a larger group of similarly situated and sized technology companies, but these companies are not necessarily dispositive of the companies we consider in all comparative analyses. While the these peer companies differed in relative revenue size, Aon used regression analysis of its database to factor in size differences and to calculate actual and expected compensation for executives relative to net sales and completed an analysis that linked the peer group executive regression data, the published survey data and the Company’s internal hierarchy. Aon matched our executive positions to published compensation survey data for similarly sized companies. These surveys are generally broad in scope and incorporate the comparison data from hundreds of respondent companies. The survey sources on which Aon relied included Aon’s Radford Technology Compensation Surveys and surveys from other well-known sources, including William M. Mercer and Watson Wyatt. Data utilized represented companies of similar size, industry and scope to us, with revenues generally less than $200 million.

Aon conducted a regression analysis using the peer group database to calculate actual and expected compensation for chief executive officers relative to 2005 net sales and completed an analysis that linked the peer group chief executive officer regression data, the published survey data and our internal hierarchy. This analysis compared relative values from published surveys of positions below the chief executive officer by creating a published survey index to the chief executive officer. Aon set the chief executive officer index at 100% and the indices for positions below the chief executive officer are calculated by dividing the published survey median results for each position by the published median for the chief executive officer’s compensation. These indices were applied to calculate expected compensation levels for the positions below the chief executive officer.

For base salaries, the Committee focused on the published survey data results because the Committee viewed those results as more indicative of the labor market since the published survey data sources covered many more companies. For total cash compensation, which is salary plus bonus and total direct compensation, which is total cash plus the present value of stock or other long-term compensation, the Committee focused on the peer group regression results because those companies are growth companies and better represented the labor market on these elements of compensation.

Aon identified the market median salary for each of our named executive officers. Based on that median, we concluded that the base salaries of our named executive officers were between 94% and 112% of the published surveys’ market median salary for each position. We also concluded that our named executive officers had total cash compensation that ranged from 105% to 139% of expected total cash compensation from the peer group regressions, and total direct compensation that ranged from 85% to 151% of the expected total direct compensation from the peer group regressions.

The overall results of the Aon engagement provided the foundation for our actions involving executive compensation in 2007.

Compensation for 2008

To assist with its decisions for executive compensation for 2008, the Committee asked Aon to conduct a review of the competitiveness of Internap’s executive compensation program for its top executives and to compare Internap’s executive compensation to published surveys and a mutually selected peer group.    Aon presented the results of this review in August of 2007 and formed the foundation for our actions related to executive compensation in 2008.

Aon utilized published surveys and a selected peer group of similar companies to Internap.  Aon developed key findings from an analysis of competitive compensation data and its review of reports and documents provided by the Company.  Aon compared the Company’s top executive positions to the executives listed in the proxy statement of each of the selected peer companies.  The Committee, with Aon’s advice, selected the peer companies.  Aon then matched the Company’s executive positions to published compensation survey data for similarly sized companies.  The surveys are generally broad in scope and incorporate the compensation data from hundreds of respondent companies.  Aon aged this salary information to October 1, 2007 at a 3.5% annualized increase rate, which was based on actual 2006 and projected 2007 median merit salary increase rates for technology companies.  The surveys Aon used were:

●                The 2005 Radford Executive Compensation Survey, Telecommunications Products/Services with revenues from $200 million to $1 billion;

●               The 2006 William M. Mercer Executive Compensation Report, All Organizations with revenues less than $500 million; and

●               The 2006 Watson Wyatt Industry Report on Top Management Compensation, All Organizations with revenues from $150 million to $750 million.

Aon then evaluated the Company’s compensation components and total compensation levels, including base salary and annual and long-term incentives, for the positions matched to the survey sources.  Aon also developed a database of compensation and financial information for the Company and the peer group.  The peer group consisted of the following companies: Akamai Technologies Inc., Cbeyond Communications Inc., Cogent Communications Group, Covad Communications Group, Equinix Inc., Infospace Inc., ITC Deltacom Inc., Limelight Networks Inc., Navisite Inc., Neustar Inc., Premier Global Services, Radiant Systems Inc., Savvis Inc., Switch & Data Facilities Co., and Terremark Worldwide Inc.

The following companies were included as peers in Aon’s 2006 analysis, but were not included as peers in this 2007 analysis: Arbinet-Thexchange Inc., Globix Corp., Internet Security Systems Inc., Ipass Inc., and VitalStream Holdings, Inc.  The Committee did not include Globix because it underwent business changes and portions were acquired.  Similarly, the Committee did not include Internet Security Systems Inc. or VitalStream Holdings, Inc. because both were acquired.  The following companies were not included as peers in the 2006 analysis, but were peers in this 2007 analysis: Infospace Inc., Limelight Networks Inc., Neustar Inc., Premier Global Services, Radiant Systems Inc., and Switch & Data Facilities Co.  The Committee did not include Limelight in its 2006 analysis because it was not publicly traded.  It added Infospace, Neustar, Premier, Radiant, and Switch & Data this year because those companies are succeeding in areas we expect to grow. The Committee did not include Arbinet-Thexchange Inc. and Ipass Inc. because it concluded that the newly included companies were more relevant peers.

Aon then conducted regression analyses using the peer group database to calculate actual and expected CEO compensation. Aon completed an Executive Value Index analysis that linked peer group CEO regression data, the published survey data and the Company’s internal hierarchy.  This analysis compared relative values from published surveys of positions below the CEO by creating a published survey index to CEO.  The CEO index is set at 100% and the indices for positions below the CEO are calculated by dividing the published survey results for each position by the published survey median for the CEO’s compensation. This approach is particularly accurate in measuring job values based on the duties and responsibilities of each job, rather than a ranking of by salary only.

Aon also identified the prevalence of performance-based long-term incentive grants for the peer companies.  Aon evaluated stock compensation dilution levels for the peer companies to identify competitive annual stock compensation grants and total stock compensation shares outstanding and available for grant relative to total shares issued and outstanding.

Aon then developed recommended target compensation levels for certain executives, including target base salaries, bonus opportunity ranges and long-term incentive award ranges.

Based on the published survey data, Aon concluded that the Company’s base salaries for these executives were 103.7% of the median survey data and 87.2% of the 75th percentile survey data. Based on the trended peer group analysis, which was unadjusted for differences in net sales size, Aon concluded that the Company’s base salaries for these executives was 98.7% of the median survey data and 88.7% of the 75th percentile survey data.

Executive Compensation Program Overview

The three primary components of our executive compensation program are:

•	Base salary;

•	Annual cash incentives; and

•	Long-term equity incentives, which consist of stock options and restricted stock.

We strive to provide sufficiently competitive levels of base salary and annual and long-term incentive opportunities in order to attract and retain the talent needed to ensure continued operational and financial success, high quality customer service and creation of sustained stockholder value.  To this end, we target each element to the median of our peer group and the broader published survey pay data for similar sized companies in the technology industry, which reflects the Committee’s commitment to pay for performance. When the Company’s performance exceeds established benchmarks, the compensation of our named executive officers will exceed this median.

We believe that the compensation of our named executive officers should be predominately performance-based because these individuals have the greatest ability to influence our performance. To that end, our compensation practices provide ong-term award opportunities to reflect the strategic roles of our named executive officers in leading us toward long-term growth, increasing profitability and stockholder value creation.  Accordingly, the Committee does not target a particular mix of compensation elements and the amounts awarded or paid pursuant to each element do not affect decisions regarding the other elements.

A description of these three components and related programs follows.

Executive Summary

The total compensation of our President and Chief Executive Officer, Jim DeBlasio, was $1,750,408,  which consisted of base salary of $425,000, awards of restricted stock of $524,831, awards of stock options of $435,452, and a bonus of $337,663 of which $297,500 was paid in cash and $40,163 was paid in shares of common stock.  The cash component of Mr. DeBlasio’s compensation equals approximately 41% of his total compensation and the equity component of his compensation equals approximately 59% of his total compensation.

The total compensation of our former Chief Financial Officer, David Buckel, was $750,248, which consisted of salary of $240,333, which is a prorated amount of his base salary of $260,000 for the portion of the year he was employed by the Company, awards of restricted stock of $222,204 and awards of stock options of $287,711.  The cash component of Mr. Buckel’s compensation equals approximately 32% of his total compensation and the equity component of his compensation equals approximately 68% of his total compensation.

The total compensation of our Chief Operating Officer, Vincent Molinaro, was $661,336, which consisted of salary of $247,917, which is a prorated amount of his base salary of $350,000 for the portion of the year he was employed by the Company, a portion of his signing bonus of $13,333, awards of restricted stock of $325,086, and a cash bonus of $75,000.  The cash component of Mr. Molinaro’s compensation equals approximately 51% of his total compensation and the equity component of his compensation equals approximately 49% of his total compensation.

The total compensation of our Vice President and General Counsel, Richard Dobb, was $381,363, which consisted of salary of $180,000, which is a prorated amount of his base salary of $240,000 for the portion of the year he was employed by the Company, awards of restricted stock of $78,783 and a bonus of $122,580 of which $108,000 was paid in cash and $14,180 was paid in shares of common stock.  The cash component of Mr. Dobb’s compensation equals approximately 76% of his total compensation and the equity component of his compensation equals approximately 24% of his total compensation.

The total compensation of our Vice President and Chief Strategy Officer, Phil Kaplan, was $726,137, which consisted of base salary of $230,808, which is a prorated amount of his base salary of $235,000 for the portion of the year he was employed by the Company, awards of stock options of $396,641 and a bonus of $98,688 of which $87,000 was paid in cash and $11,688 was paid in shares of common stock.  The cash component of Mr. Kaplan’s compensation equals approximately 44% of his total compensation and the equity component of his compensation equals approximately 56% of his total compensation.

The total compensation of our Vice President and Principal Accounting Officer, Tamara Augustyn, was $347,428, which consisted of base salary of $172,500 awards of restricted stock of $42,987, awards of stock options of $41,941, and a cash bonus of $90,000.  The cash component of Ms. Augustyn’s compensation equals approximately 76% of her total compensation and the equity component of her compensation equals approximately 24% of her total compensation.

1.	Base Salary

The Committee establishes base salaries that are sufficient to attract and retain individuals with the qualities it believes are necessary for our long-term financial success and that are competitive in the marketplace. A named executive officer’s base salary generally reflects the officer’s responsibilities, tenure, job performance, special circumstances, and direct competition for the officer’s services. In other cases, the Committee determines salaries in negotiations to recruit certain highly qualified executives for key positions, after consideration of, with no specific weighting, the importance of the position being filled, the experience and background of the candidate, the level of compensation required to induce the candidate to leave his or her current position, and the compensation historically paid to others in that position.

The Committee reviews the salaries of our executive officers annually. In addition to these periodic reviews, the Committee may at any time review the salary of an executive who has received a significant promotion, whose responsibilities have been increased significantly or who is a retention risk. Salaries for the named executive officers generally are based upon their personal performance in light of individual levels of responsibility, our overall performance and profitability during the preceding year, economic trends that may affect us, and the competitiveness of the executive’s salary with the salaries of executives in comparable positions at companies of comparable size or with operational characteristics. While the Committee considered each of these factors, it did not assign a specific value to each factor.

As part of the compensation setting process for the named executive officers other than the Chief Executive Officer, the Committee met with our Chief Executive Officer and reviewed the performance of each of the other named executive officers. The Committee considered the recommendations of the Chief Executive Officer along with the competitiveness of the named executive officer’s salary compared to salaries of executives of our peer group. The base salary component of our executive compensation provides each named executive officer with a fixed minimum amount of annual cash compensation. Set forth below and effective as of January 2007 are the fiscal year 2007 base salaries for our named executive officers:

Name	Base Salary
James DeBlasio	$425,000
Vincent Molinaro	$350,000
David Buckel	$260,000	(1)
Richard Dobb	$240,000
Phil Kaplan	$235,000
Tamara Augustyn	$175,000

(1)	Mr. Buckel resigned his position as Chief Financial Officer in November 2007.

In December 2007, the Board conducted its annual review of the salaries of the named executive officers. The Board compared each named executive officer’s base salary to market median levels and considered each named executive officer’s experience and sustained performance in the position and also considered each named executive officer’s job performance balanced against his or her retention risk. Effective January 1, 2008, the Board increased Mr. DeBlasio’s base salary to $460,000, increased Mr. Molinaro’s base salary to $360,000, Mr. Dobb’s base salary to $248,000, Mr. Kaplan’s base salary to $244,000, and Ms. Augustyn’s base salary to $185,000.

2.	Annual Cash Incentives

We believe that our compensation program should focus the named executive officers and other key executives on our annual financial performance and should reward individual performance. To that end, we have adopted the 2007 Executive Bonus Award Incentive Plan, or the Plan. Named executive officers and other executives participate in the Plan and our Chief Executive Officer may recommend to the Committee that other key contributors participate in the Plan.

The purpose of the Plan is to:

•	Focus participants’ actions on the achievement of annual revenue growth and profitability goals;

•	Align participants’ actions on the accomplishment of key operational and strategic goals;

•	Encourage and reward participants for the achievement of specific objectives; and

•	Maintain a competitive range of incentive compensation opportunities.

Each named executive officer’s award is based on the following three criteria:

1.	Achievement of revenue goals by us, which comprises 25% of the potential award;

2.	Achievement of adjusted EBITDA goals by us, which comprises 50% of the potential award; and

3.	Achievement of individual goals by the named executive officer, which comprises 25% of the potential award.

We must meet a threshold of financial performance based on revenue, adjusted EBITDA and net income, which excludes equity compensation expenses, for the year in order for any awards to be made pursuant to the Plan. The Board established this minimum financial performance in November of 2006 as part of our business plan for 2007. In addition, a named executive officer must achieve a certain rating in his or her performance review, which includes attaining his or her individual and department budget objectives, to receive any award pursuant to the Plan.

We choose to base awards pursuant to the Plan on adjusted EBITDA and revenue because we believe they are accurate measurements of our core performance. We chose to base the majority of awards pursuant to the Plan based on adjusted EBITDA because adjusted EBITDA has become a commonly used metric, especially for capital-intensive technology companies such as ours, for assessing operating performance, liquidity and valuations by investors, analysts and banks.

For 2007, the adjusted EBITDA target was $36.1 million and the revenue target was $235.0 million, compared to an adjusted EBITDA target of $18.8 million and revenue target of $160.1 million for 2006. The change in these targets from 2006 to 2007 represents an approximately 92% increase in adjusted EBITDA and a 46% increase in revenue.

The Committee chose these revenue and adjusted EBITDA targets because they reflected the substantial growth the Company expected in 2007, particularly in light of its acquisition of VitalStream Holdings, Inc.  Further, these targets complemented the earnings guidance the Company issued, which was adjusted EBITDA of $34-37 million and revenue of $235 million.

With respect to individual goals, the Chief Executive Officer establishes his goals with the Committee and the Chief Executive Officer oversees the establishment of each of the other named executive officer’s goals for the upcoming year. Upon completion of the year, the Chief Executive Officer rates each of the other named executive officer on the attainment of those goals. A named executive officer receives a Needs Improvement rating, or NI, a Meets Expectations rating, or ME, an Often Exceeds Expectations rating, or OE, or an Exceeds Expectations rating, or EE. The Board rates the Chief Executive Officer using the same rating system. If a named executive officer receives a Needs Improvement rating, he or she is not eligible for any award pursuant to the Plan, regardless of the Company’s financial performance.

To be eligible for awards, a participant must be a full-time employee at the time the Board determines achievement under the Plan. If an executive joins the Company mid-year, his or her award is pro-rated for the portion of the year during which he or she was an executive.

The Board assigns each executive a target level as a percentage of his or her salary, which are based on survey analysis. The target award levels for 2007 were:

Name	Target	Maximum
James DeBlasio	70%	140%
David Buckel (1)	50%	100%
Vincent Molinaro	50%	100%
Richard Dobb	45%	90%
Phil Kaplan	37%	74%
Tamara Augustyn (2)	--%	--%

(1)	Mr. Buckel resigned his position as Chief Financial Officer in November 2007.

(2)	Ms. Augustyn assumed the role of Principal Accounting Officer following Mr. Buckel’s resignation in November 2007 and was not a participant in the Plan when the Board established these percentages.

The Board retains the sole discretion to determine whether the Company and the named executive officer have met the objectives.

The Board established the following four levels for each of the three criteria: threshold, target, above and maximum.

Potential payment for achievement of the “Threshold” objective for the annual revenue goal and annual adjusted EBITDA goal equals 40% of each respective criterion’s allocated percentage of the individual named executive officer’s target award amount, which is 40% of 25% of the total target award amount in the case of the annual revenue goal and 40% of 50% of the total target award amount, in the case of the annual adjusted EBITDA goal. Potential payment for achievement of the threshold objective for the individual goals is $0.

Potential payment of achievement of the “Target” objective for the annual revenue goal, annual adjusted EBITDA goal and individual goals equals 100% of each criterion’s allocated percentage of the named executive officer’s total target award amount, which are 25%, 50% and 25% of the total target award amount, respectively.

Potential payment for achievement of the “Above” objective for the annual revenue goal, annual adjusted EBITDA goal and individual goals are 130% of each respective goal’s allocated portion of the individual’s target award amount.

Potential payment for achievement of the “Maximum” objective for the annual revenue goal, annual adjusted EBITDA goal and individual goals is 200% of each such goal’s allocated portion of the individual’s target award amount.

The Board determines the potential payment for performance for the annual revenue and annual adjusted EBITDA goals that fall between the “Target,” “Threshold,” “Above,” or “Maximum” objectives by interpolating on a straight-line basis to determine an incentive amount.

The following table is an illustrative example for a named executive officer whose salary is $240,000 and whose target award is 45%.

	Weight	Threshold	Target	Above	Maximum
Annual Revenue Bonus Payout	25%	95%	100%	105%	110%
		$10,800	$27,000	$35,100	$54,000

Annual Adjusted EBITDA Bonus Payout	50%	90%	100%	110%	120%
		$21,600	$54,000	$70,200	$108,000

Individual Goals Bonus Payout	25%	NI	ME	OE	EE
		$0	$27,000	$35,100	$54,000

If our annual revenue was 110% of the annual revenue goal established by the Board, then this named executive officer would receive a bonus for those criteria of $54,000. If our annual adjusted EBITDA objective was 110% of the adjusted EBITDA goal established by the Board, then this named executive officer would receive a bonus of $70,200. If this named executive officer received a rating of Often Exceeds Expectations, or OE, this named executive officer would receive a bonus of $35,100. In total, this named executive officer would receive a total bonus of $159,300.

The Board decided that the Company would pay the Target Award Level, as defined in the Plan, in cash and  pay the excess of the Target Award Level in shares of common stock.  The Company determined the number of shares of common stock to be awarded based on the closing price of the Company’s stock price on the day preceding the date on which the Company paid such bonus.  The Company withheld the number of shares necessary to cover the taxes each participant owed the Internal Revenue Service as a result of the vesting of the shares of common stock.

In 2007, the Company’s revenue was $235 million, which equaled the revenue target established in the Plan, and adjusted EBITDA was $37.7 million, which exceeded the adjusted EBITDA target established in the Plan.  In consideration of this matrix and as provided in the Plan, the Committee determined in 2008 and approved bonus payment amounts not directly calculated by reference to the Plan in excess of the targets established in the Plan for each named executive officer, other than the Chief Executive Officer, and the Board determined the bonus payment for the Chief Executive Officer, as follows and paid such amounts on March 15, 2008:

Name:	Total Bonus Amount	Cash Portion	Stock Portion
James DeBlasio	$337,663	$297,500	$40,163, or 6,638 shares
David Buckel (1)	--	--	--
Vincent Molinaro	$75,000	$75,000	$0
Richard Dobb	$122,580	$108,000	$14,580, or 2,409 shares

Phil Kaplan	$98,688	$87,000	$11,688, or 1,931 shares

Tamara Augustyn (2)	$90,000	$90,000	$0

(1)	Mr. Buckel resigned his position as Chief Financial Officer in November 2007 and thus, was not eligible for an award pursuant to the Plan.

(2)	Ms. Augustyn assumed the role of Principal Accounting Officer following Mr. Buckel’s resignation in November 2007.

    In the fourth quarter of 2007, the Board established the target revenue and target adjusted EBITDA goals for 2008. The Committee established the following target award levels for our named executive officers, other than our Chief Executive Officer, and the Board established the target award level for Mr. DeBlasio:

Name	Target	Maximum
James DeBlasio	70%	140%

David Buckel (1)	--%	--%

Vice President and Chief Financial Officer	50%	100%

Vincent Molinaro (2)	50%	100%

Richard Dobb	45%	90%

Phil Kaplan	45%	90%

Tamara Augustyn (3)	--%	--%

(1)	Mr. Buckel resigned his position as Vice President and Chief Financial Officer on November 18, 2007.

(2)	Mr. Molinaro resigned his position as Chief Operating Officer on April 7, 2008.

(3)	Ms. Augustyn will not be a participant in the Plan for 2008.

The changes in performance targets are not an indication of how we will perform in 2008. The sole purpose of these targets, which the Board established in the fourth quarter of 2007, is to establish internal performance-based goals under an annual incentive compensation plan. Consistent with our pay-for-performance compensation philosophy, the Board establishes these goals to align executive compensation with our performance and to encourage the achievement of our goals. As disclosed in the press release we furnished in our Current Report on Form 8-K on February 28, 2008, we issued revenue guidance of 25% growth and full year adjusted EBIDTA of approximately 20% of total revenue. We are not providing any guidance, nor updating any prior guidance, of our future performance with the disclosure of these performance targets, and you are cautioned not to place any reliance on these performance targets as an indication of our future performance.

3.	Long-Term Equity Incentives

Historically, the primary form of equity compensation that we awarded consisted of non-qualified stock options. We selected this form because of the favorable accounting and tax treatments and the near universal expectation by employees in our industry that they would receive stock options. Beginning in 2006, however, the accounting treatment for stock options changed as a result of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (revised 2004), making the accounting treatment of stock options less attractive because it required the Company to record an expense related to stock options. As a result, we assessed the desirability of granting shares of restricted stock to employees, particularly members of senior management, and concluded that restricted stock would provide an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution. We continue to award stock options to new hires, upon a promotion, as a result of performance evaluations, and in other special situations.

The Committee grants stock options and restricted stock to named executive officers, other than the Chief Executive Officer, under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan, or the Stock Plan, which our stockholders approved, to provide long-term incentives that are aligned with the creation of increased stockholder value over time. We believe an executive who owns options or restricted stock will have an increased personal interest in our growth and success. Because these awards vest over time, they also serve as a retention device. The Committee recommends the amounts of the Chief Executive Officer’s awards to the Board and the Board determines his grants. The strike price of options is the fair market value of our stock at the date of grant. Options also typically have a ten-year term and generally vest 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter. Shares of restricted stock typically vest in 16 equal quarterly installments.

The Committee reviews long-term incentive levels for all named executive officers each fiscal year in light of long-term strategic and performance objectives and each named executive officer’s current and anticipated contributions to our future performance. When determining the number of stock options or restricted shares to be awarded to a named executive officer, the Committee considers: (1) the named executive officer’s current contribution to our performance; (2)  the named executive officer’s anticipated contribution in meeting our long-term strategic performance goals and (3) comparisons to formal surveys of executive long-term incentive awards relative to the median of the peer group, as well as a larger group of other similarly sized technology companies.

With the exception of significant promotions and new hires, we generally make these awards at the first meeting of the Committee each year following the availability of the financial results for the prior year. These grants were made on March 15, 2007 for our 2006 fiscal year and March 20, 2008 for our 2007 fiscal year. We selected this timing in March because it enables us to consider both the Company’s performance and the named executive officer’s performance for the previous year, as well as to consider our expectations for the current year. The Committee’s schedule is determined several months in advance and the proximity of any awards to earnings announcements or other market events is coincidental.

We do not time, and have never timed, the grant of stock options or restricted stock in coordination with the release of material non-public information nor have we timed our release of non-public information for the purpose of affecting the value of executive compensation. Although our Chief Executive Officer may recommend the amount of stock awards granted to management, the Committee, or in the case of awards to our Chief Executive Officer, the Board, approves the grant of all stock awards and does not delegate the timing of grants. We have retained a third party service provider to administer the day-to-day activities of the Stock Plan, but the provider does not determine the recipient of stock awards, the amount of stock awards granted to a participant, the exercise price, or vesting of stock awards.

Prior to the scheduled meeting of the Committee in March, our Chief Executive Officer provided a list of recommended incentive restricted stock grants for the other named executive officers to the Committee. The following paragraph describes the formula he used to determine the number of shares restricted stock he recommended that the other named executive officers receive.

The named executive officer’s base salary is multiplied by the target bonus percentage established by the Board for that named executive officer for 2007 to arrive at a target bonus. The target bonus percentage is multiplied by a market competitive multiple, which Aon developed based on its analysis. Based on this analysis, the Committee determined that our chief executive officer would receive a multiple of 6.0. Other executives receive a lower multiple, which is expressed in increments of 0.5 based on his or her decreasing level of responsibilities from the chief executive officer. These multiples of target bonus reinforce our named executive officers’ strategic role in driving the achievement of our long-term performance objectives and the creation of stockholder value. We calculated the target long-term incentive opportunities for our named executive officers using the following multiples of their target bonus percentages:

Name	Multiple
James DeBlasio	6.0

David Buckel (1)	--

Vince Molinaro	5

Richard Dobb	4

Phil Kaplan	4

Tamara Augustyn	1.5

(1)
Mr. Buckel resigned his position as Vice President and Chief Financial Officer on November 18, 2007 prior to the Board’s determination of awards and thus, was not eligible for an award pursuant to the Stock Plan.

The target bonus percentage multiplied by this multiple yields a target long-term incentive as a percentage of target salary. This percentage of target salary is then multiplied by the named executive officer’s 2007 base salary to yield a target long-term incentive amount. This target long-term incentive amount is then divided by the volume-weighted average price of our common stock from March 19, 2007 to March 19, 2008 to yield a target number of restricted shares. Our Chief Executive Officer then presented his recommendations to the Committee.

The calculation of these awards is materially different from such calculation in 2007 in that the Committee chose to use the volume-weighted average price of our common stock from March 19, 2007 to March 19, 2008 rather than the closing price of the stock on the day before the grant.  Using the volume-weighted average price rather than the closing price the day before reduced the number of shares granted by approximately 66%.  In making its determination to use the volume-weighted average price, the Committee considered the unusual volatility of the stock price and that the closing price of the Company’s stock on March 19, 2007 was $16.49, while the closing price on March 19, 2008 was $4.09. Given this decline in value, the Committee concluded that using the closing price the day before rather than the volume-weighted average price would result in equity awards that do not reflect the goal of paying for performance.

    The Board concluded that half of each award should be time-based and half should be performance-based in order to tie the long term incentive to performance.  Previous equity awards were all time-based.  The Board made this change to further align the interest of our named executive officers with our stockholders’ interests. For the time-based portion, the shares vest in 16 equal quarterly installments.  For the performance-based portion, the shares vest in 33% annual increments starting with the year that includes the first anniversary of the grant date.  Executives earn annual tranches of awards, which vest on each of the first three anniversaries from the date of grant, to the extent that the Company achieves certain revenue and EBITDA targets established by the Board of Directors for each respective year in the performance cycle.  The Company will either meet or not meet both goals in a given year.  With respect to all shares of performance-based restricted stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of the grant.

    The vesting of any restricted stock (including both time-based and performance-based) is subject to the executive being an employee in good standing on the date of vesting.

The Committee considered the recommendation in light of the named executive officer’s contribution and anticipated contribution and the results provided from Aon’s competitive market survey. In making its determination of both cash incentives and long-term incentive awards and its recommendation to the Board for Mr. DeBlasio’s awards, the Committee considered the Company’s performance in 2007 and granted each named executive officer, other than the Chief Executive Officer, a target award based on the above-described matrix.

The Board then considered the number of shares of restricted stock to grant to our Chief Executive Officer. The Board applied the same process as described above, and granted Mr. DeBlasio 149,776 shares, as indicated in the following table.

Name	Total Number of Shares	Time-Based	Performance-Based
James DeBlasio	149,776	74,888	74,888
David Buckel (1)	--	--	--
Vincent Molinaro	69,771	34,886	34,886
Richard Dobb	34,607	17,303	17,303
Phil Kaplan	34,048	17,024	17,024
Tamara Augustyn	3,980	3,980	--

(1)
Mr. Buckel resigned his position as Vice President and Chief Financial Officer on November 18, 2007 prior to the Board’s determination of awards and thus, was not eligible for an award pursuant to the Stock Plan.

Stock Retention Guidelines

    On March 20, 2008, the Board adopted stock retention guidelines for certain executives.  The stock retention guidelines are based on net shares obtained from option exercises or vesting of restricted shares after costs of exercise and taxes. The percentage of net shares obtained from option exercises or vesting of restricted shares after costs of exercise and taxes that each executive is to retain and the time in which he or she is to hold such shares are set forth in the following table:

Position	Retention Ratio	Time to Retain
Chief Executive Officer	50.0%	5 Years from date of acquisition
Chief Operating Officer	33.3%	4 Years from date of acquisition
Chief Financial Officer	33.3%	4 Years from date of acquisition
Chief Technology Officer	25.0%	3 Years from date of acquisition
Chief Strategy Officer	25.0%	3 Years from date of acquisition
Vice President, Human Resources	25.0%	3 Years from date of acquisition
Vice President and General Counsel	25.0%	3 Years from date of acquisition
Vice President, Sales	25.0%	3 Years from date of acquisition

    These guidelines apply to the grants made pursuant to the Stock Plan on March 20, 2008 described above and will apply to all future grants.  The enumerated executives are subject to these guidelines for as long as he or she is an employee of the Company.

The Board concluded that the emerging best practices in corporate governance include such guidelines and and adopted these stock retention guidelines to further align the interests of the executives with our stockholders’ interests.

Perquisites; Other Compensation

We annually review any perquisites that our named executive officers may receive. In general, we do not provide our named executive officers with many of the types of perquisites that other companies offer their executives. As reflected in our Summary Compensation Table, our Chief Executive Officer received $18,900 for corporate housing and $8,561.91 for car service during fiscal year 2007. The aggregate cost of these perquisites was $27,462.

We provide named executive officers with the same benefit package available to all of our salaried employees. This package includes:

•	Health and dental insurance;

•	Basic life insurance;

•	Long-term disability insurance; and

•	Participation in our 401(k) plan, including matching contributions.

Limitations on the Deductibility of Executive Compensation

Compensation payments in excess of $1 million to the chief executive officer or the other five most highly compensated executive officers are subject to a limitation on deductibility by us under Section 162(m) of the Internal Revenue Code of 1986, as amended. Certain performance-based compensation is not subject to the limitation on deductibility. The Committee does not expect cash compensation in 2007 to our Chief Executive Officer or any other named executive officer to be in excess of $1 million. We intend to maintain qualification of the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan for the performance-based exception to the $1 million limitation on deductibility of compensation payments.

Summary Compensation Table

The following table sets forth total compensation for 2007 for our named executive officers.

Name and Principal Position	Year	Salary $(1)	Bonus $	Stock Awards $(2)	Option Awards $ (2)	Non-Equity Incentive Plan Compensation(3) $	Change in Pension Value & Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James DeBlasio Chief Executive Officer	2007	425,000	—	524,831	435,452	337,663	—	27,462	1,750,408
	2006	350,000	—	119,918	435,452	—	—	47,599	952,969

David Buckel (4) Chief Financial Officer	2007	240,333	—	222,204	287,711	—	—	—	750,248
	2006	235,385	—	70,097	390,611	100,000	—	—	796,093

Vincent Molinaro Chief Operating Officer	2007	247,917	13,333	325,086	—	75,000	—	—	661,336
	2006	—	—	—	—	—	—	—	—

Richard Dobb Vice President and General Counsel	2007	180,000	—	78,783	—	122,580	—	—	381,363
	2006	—	—	—	—	—	—	—	—
Philip Kaplan Chief Strategy Officer	2007	230,808	—	—	396,641	98,688	—	—	726,137
	2006	—	—	—	—	—	—	—	—
Tamara Augustyn Vice President and Principal Accounting Officer	2007	172,500	—	42,987	41,941	90,000	—	—	347,428
	2006	152,274	—	14,902	41,227	50,000	—	—	202,274

(1)	The salary of each of Mr. Buckel, Mr. Molinaro, Mr. Dobb, and Mr. Kaplan is prorated for the portion of the year he was employed by the Company.
(2)
Represents the proportionate amount of the total fair value of stock and option awards recognized by the Company as an expense in 2007 and 2006 for inancial accounting purposes, excluding forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed were determined in accordance with FAS 123R. The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table of this Proxy Statement, as well as awards granted in prior years for which the Company continued to recognize expense in 2007 and 2006. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)
As provided in the Plan, the Committee determined and approved bonus payments in 2008 in excess of the targets established in the Plan for each named executive officer, other than the Chief Executive Officer, and the Board determined the bonus payment for the Chief Executive Officer, and paid such excess in shares of common stock on March 15, 2008. Mr. DeBlasio’s bonus consisted of $297,500 paid in cash and $40,163 paid in shares of  common stock. Mr. Dobb’s bonus consisted of $108,000 paid in cash and $14,180 paid in shares of common stock. Mr. Kaplan’s bonus consisted of $87,000 paid in cash and $11,688 paid in shares of common stock. The amounts reported in this column include the value of such shares. The value of these shares is not, however, reflected in column (e).

(4)
Mr. Buckel resigned as Chief Financial Officer in November of 2007. As a result, he forfeited 9,375 options that were a part of a grant made on May 12, 2004, 1,597 options that were part of a grant made on September 28, 2006, 1,298 options that were part of a second grant made on September 28, 2006, 5,090 options that were part of a third grant made on September 28, 2006, as well as 30,934 shares of restricted common stock that were part of an award made on January 18, 2006 and 65,625 shares of restricted common stock that were part of an award made on March 15, 2007.  The aggregate amount of this forfeiture is $249,525.60 based on the assumptions delineated in footnote (2) above.

 All Other Compensation

Name and Principal Position	Perquisites and Other Personal Benefits $		Tax Reimburse- ments $	Dividend Equivalents $	Payments/ Accruals on Termination Plans $	Registrant Contributions to Defined Contribution Plans $	Insurance Premiums $	Other $
James DeBlasio Chief Executive Officer	27,462	(1)	—	—	—	—	—	—

David Buckel Chief Financial Officer	—		—	—	—	—	—	—

Vincent Molinaro Chief Operating Officer	—		—	—	—	—	—	—

Richard Dobb Vice President and General Counsel	—		—	—	—	—	—	—

Philip Kaplan Chief Strategy Officer	—		—	—	—	—	—	—

Tamara Augustyn Vice President and Principal Accounting Officer	—		—	—	—	—	—	—

(1)	The amounts shown for fiscal 2007 include personal use of corporate housing of $18,900 and car service of $8,562.

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of annual incentive awards and stock based compensation for 2007 for each named executive officer.

	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units #	All Other Stock Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards $/Sh	Grant Date Fair Value of Stock and Option Awards
Name and Principal Position			Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
James DeBlasio Chief Executive Officer	3/15/2007		—	—	—	—	—	—	125,000	—	—	$2,082,500
	3/15/2008	(1)	—	—	—				6,638			40,160

David Buckel Chief Financial Officer	3/15/2007		—	—	—	—	—	—	75,000	—	—	1,249,500

Vincent Molinaro Chief Operating Officer	4/24/2007		—	—	—	—	—	—	125,000	—	—	2,005,000

Richard Dobb	4/23/2007		—	—	—	—	—	—	30,000	—	—	474,600
Vice President and General Counsel	3/15/2008	(1)	—	—	—	— —	— —	— —	2,409	—	—	14,574

Philip Kaplan	6/22/2007		—	—	—	—	—	—	—	30,000	13.64	409,200
Chief Strategy Officer	3/15/2008	(1)	—	—	—	—	—	—	1,931	—	—	11,683

Tamara Augustyn Vice President and Principal Accounting Officer	03/15/07 12/19/2007	—	— —	— —	— —	— —	— —	7,500 —	— 10,000	— 9.15	124,950 91,500

        (1)   As provided in the Plan, the Committee determined and approved bonus payments in 2008 in excess of the targets established in the Plan for each named executive officer, other than the Chief Executive Officer, and the Board determined the bonus payment for the Chief Executive Officer, and paid such excess in shares of common stock on March 15, 2008. Mr. DeBlasio’s bonus consisted of $297,500 paid in cash and $40,163 paid in shares of common stock, or 6,638 shares. Mr. Dobb’s bonus consisted of $108,000 paid in cash and $14,180 paid in shares of common stock, or 2,409 shares. Mr. Kaplan’s bonus consisted of $87,000 paid in cash and $11,688 paid in shares of common stock, or 1,931 shares.  The Company included these shares even though the Company did not award these shares in fiscal year 2007 to enhance the overall disclosure of our executive compensation policies.

Outstanding Equity Awards Table

The following table provides a detail of outstanding stock options and restricted stock awards for each named executive officer as of December 31, 2007.

	Option Awards							Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested (1) $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

James DeBlasio Chief Executive Officer	8,000 17,000 2,000 2,000 312,5000	(2)	— — — — —		— — — — —	13.50 13.50 14.90 4.60 4.80	9/16/2013 9/16/2013 5/27/2014 6/23/2015 9/30/2015	33,330 101,562 — — —	(3) (4)	277,639 846,011 — — —	— — — — —	— — — — —

David Buckel Chief Financial Officer	15,000 65,625 903 734 2,877	(5)	— — — — —		— — — — —	11.10 14.30 14.46 14.46 14.46	10/31/2013 5/12/2014 9/28/2016 9/28/2016 9/28/2016	— — — — —		— — — — —	— — — — —	— — — — —

Vincent Molinaro Chief Operating Officer	—		—		—	—	—	125,000	(6)	1,041,250	—	—

Richard Dobb Vice President and General Counsel	—		—		—	—	—	30,000	(7)	249,900	—	—

Philip Kaplan Chief Strategy Officer	25,569 13,471 24,056	(8)	— 13,471 52,924		— — —	4.06 10.53 17.31	12/2/2014 12/16/2015 07/13/2016	— — —		— — —	— — —	— — —
			30,000	(9)	—	13.64	6/22/2017	—		—	—	—

Tamara Augustyn Vice President and Principal	13,125 479		1,875 521	(10)	— —	12.10 5.30	6/30/2014 1/18/2016	6,250 6,094	(11) (12)	52,063 50,763	— —	— —
Accounting Officer	—		10,000		—	9.15	12/19/2017	—		—	—	—

(1)	The fair market value of a share of Internap stock on the last day of the 2007 fiscal year was $8.33.
(2)
Mr. DeBlasio was granted 500,000 options on September 30, 2005. 25% vested immediately, but were not exercisable until September 30, 2006 with the remaining shares vesting annually over a four-year period beginning September 30, 2005, and the other options were granted for Mr. DeBlasio’s service as a Director.

(3)
Mr. DeBlasio was awarded restricted shares on September 30, 2005. 50% of those shares vested on September 30, 2006, with the remaining shares vesting annually over a three-year period beginning September 30, 2006.

(4)
Mr. DeBlasio was granted 125,000 shares of restricted stock on March 15, 2007 that vest in a series of 16 quarterly installments at the end of each calendar quarter beginning with the second quarter of 2007.

(5)
Mr. Buckel was granted options on October 31, 2003, May 12, 2004, January 18, 2006, and three separate grants on September 29, 2006. The options vest over a four-year period with the exception of options granted on September 28, 2006. The options vest monthly over a three-year period.

(6)	Mr. Molinaro was granted 125,000 shares of restricted common stock on April 24, 2007 of which 25% of the award vests on the anniversary of grant.
(7)	Mr. Dobb was granted 30,000 shares of restricted common stock on April 23, 2007 and 25% of the award vests on the anniversary of grant.
(8)
Mr. Kaplan was granted options on December 2, 2004, December 16, 2005 and July 13, 2006.  One-fourth of the number of shares  vested on the anniversary of the grant date and then vest quarterly over the next three years.

(9)	Mr. Kaplan was granted 30,000 options on June 22, 2007. One-fourth of the number of shares vest on each of the first, second, third, and fourth anniversary of the grant date.
(10)
Ms. Augustyn was granted options on June 30, 2004, January 18, 2006 and December 19, 2007.  One-fourth of the number of shares vest on the anniversary of the grant date and 1/48 of the number of shares vest per month thereafter.

(11)	Ms. Augustyn was granted 10,000 shares of restricted common stock on February 27, 2006. One-eighth of the number of shares vest every six months after the grant date.
(12)
Ms. Augustyn was granted 7,500 shares of restricted common stock on March 15, 2007 that vest in a series of 16 quarterly installments at the end of each calendar quarter beginning with the second quarter of 2007.

Option Exercises and Stock Vesting

The following table provides information with respect to options exercised during fiscal 2007.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise #	Value Realized Upon Exercise $	Number of Shares Acquired on Vesting #	Value Realized On Vesting $

James DeBlasio Chief Executive Officer	—	—	40,108	535,124

David Buckel Chief Financial Officer	—	—	19,689	288,753

Vincent Molinaro Chief Operating Officer	—	—	—	—

Richard Dobb Vice President and General Counsel	—	—	—	—

Philip Kaplan Chief Strategy Officer	—	—	—	—

Tamara Augustyn Vice President and Principal Accounting Officer	—	—	3,906	59,222

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a nonqualified defined contribution or other nonqualified plan that provides for the deferral of compensation.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into an employment security plan with Mr. Molinaro, Mr. Dobb, Mr. Kaplan, and certain other officers and an employment agreement with Mr. DeBlasio that provide for payments in the event of a change in control or termination of the officer’s employment. We believe that we should protect these individuals in the event of a change in control. We also believe that the interests of our stockholders will be best served if the interests of these officers are aligned with them. Providing change in control benefits should eliminate, or at least reduce, the reluctance of these officers to pursue potential change in control transactions that may be in the best interests of our stockholders. The employment security plan and Mr. DeBlasio’s employment agreement are designed to promote stability and continuity of our officers.

Mr. DeBlasio’s employment agreement provides that if the Company terminates his employment without cause, as defined in the agreement, or if Mr. DeBlasio terminates his employment for good reason, also as defined in the agreement, Mr. DeBlasio shall receive a cash severance payment equal to one and one-half (1-1/2) times his then-current base salary. If the Company terminates Mr. DeBlasio’s employment without cause or if Mr. DeBlasio terminates his employment for good reason within 24 months of a change in control, as such term is defined in the agreement, instead of the severance benefits previously described, Mr. DeBlasio shall receive a severance payment equal to two (2) times the sum of his then-current base salary plus the greater of (A) his maximum bonus for the year in which the termination occurs and (B) his average bonus during the prior two completed years (as a percentage of his base salary upon which his bonus awards were calculated) multiplied by his then-current base salary, and all of his then-unvested stock options and additional equity compensation shall vest and become exercisable. In addition, he will continue to receive health care and life insurance coverage for 18 months as if he were an active employee, subject to the employee portion of premiums for such coverage.  If Mr. DeBlasio dies while employed pursuant to this agreement, all of his unvested equity compensation that would, had he not have died, have become vested within twelve months after the date of his death (assuming fulfillment of any performance criteria and his continued employment by the Company) shall become vested, free of restrictions, other than those imposed by law, and  immediately exercisable for  a period ending on the earlier of twelve months after the date of death and the original expiration date thereof.

    On November 14, 2007, the Company entered into an Employment Security Plan for certain executive officers of the Company (the “Plan”).  The Plan supersedes the employment agreements that were in place for the executives who executed Joinder Agreements to the Plan, including Mr. Molinaro, Mr. Dobb and Mr. Kaplan.  The Board adopted the Plan in order to bring consistency to its executives’ agreements and to minimize the negotiation of individual contracts. The Board and Mr. DeBlasio decided to keep Mr. DeBlasio’s employment agreement in place rather than have him enter into the Plan in order to preserve maximum flexibility and to acknowledge the unique relationship of a chief executive officer with a company.

    The purpose of the Plan is to provide certain benefits in the event an executive’s employment is terminated, either in connection with or unrelated to a change of control of the Company.

    Upon a qualifying termination, as defined in the Plan, other than during a protection period, also as defined in the Plan, a participant will receive severance equal to his or her then-current base salary.  Upon a qualifying termination during a protection period, a participant will receive severance equal to the sum of his or her then-current base salary plus maximum bonus for the participant under the applicable bonus plan as established by Company’s Board of Directors for the year in which the termination occurs, and all of his or her unvested equity-based compensation will vest.

    A participant is entitled to severance benefits under the Plan in consideration for his or her execution of an agreement with terms substantially similar to the terms of the General Release and Separation Agreement set forth as Exhibit B to the Plan.  The Company’s obligation to provide such severance benefits is also conditioned upon the participant’s continued compliance with confidentiality, non-competition, non-solicitation, and non-disparagement covenants.

    The Joinder Agreement for each of Mr. Molinaro, Mr. Dobb and Mr. Kaplan preserves certain benefits of each executive’s superseded employment agreement that were greater than those provided by the Plan.

    Upon a qualifying termination, as defined in the Plan, other than during a protection period, also as defined in the Plan, Mr. Molinaro receives severance equal to one and one-half times his then-current base salary.  Upon a qualifying termination during a protection period, he receives severance equal to the sum of two times his then-current base salary plus maximum bonus for him under the applicable bonus plan.

    Upon a qualifying termination during a protection period, Mr. Dobb receives severance equal to the sum of two times his then-current base salary plus maximum bonus for him under the applicable bonus plan.

    Upon a qualifying termination during a protection period, Mr. Kaplan receives severance equal to the sum of two times his then-current base salary plus maximum bonus for him under the applicable bonus plan and the options holds that were originally granted on December 2, 2004 and December 16, 2005, shall become vested in their entirety.

    The table below details the calculation of the payments based upon an assumed January 1, 2008 termination date and assuming the termination was without cause:

Potential Termination and Change in Control Payments

	Termination Benefit							Change in Control Benefit
Name and Principal Position	Estimate of Total Severance Value $	Termination Reason	Cash Severance Multiple	Equity Treatment (3)	Benefit Continu- ation	Retirement Continu- ation	Other	Estimate of Total Change in Control Value $	Protection Period	Cash Severance Multiple	Equity Award Treatment	Benefit Continu- ation	Retirement Continu- ation
James DeBlasio Chief Executive Officer	637,500	Involuntary Termination Without cause	1.5x Base Salary	No accelerated vesting - Executive has 90 days to exercise vested options	18 months	—	—	2,332,400	24 months	2x(Base Salary + Maximum Target Bonus)	100% vesting of restricted stock and options	18 months	—
David Buckel (1) Chief Financial Officer	—	—	—	—	—	—	—	—	—	—	—	—	—
Vincent Molinaro Chief Operating Officer	525,000	Involuntary Termination Without cause	1.5x Base Salary	No accelerated vesting - Executive has 90 days to exercise vested options	18 months	—	—	2,091,250	24 months	2x(Base Salary + Maximum Target Bonus)	100% vesting of restricted stock and options	18 months	—
Richard Dobb Vice President and General Counsel	240,000	Involuntary Termination Without cause	1x Base Salary	No accelerated vesting - Executive has 90 days to exercise vested options	18 months	—	—	924,900	24 months	2x(Base Salary + Maximum Target Bonus)	100% vesting of restricted stock and options	18 months	—
Philip Kaplan Chief Strategy Officer	235,000	Involuntary Termination Without cause	1x Base Salary	No accelerated vesting - Executive has 90 days to exercise vested options	18 months	—	—	643,900	24 months	2x(Base Salary + Maximum Target Bonus)	100% vesting of restricted stock and options	18 months	—
Tamara Augustyn Vice President and Principal Accounting Officer	—	—	—	—	—	—	—	—	—	—	—	—	—

(1)	Mr. Buckel resigned in November of 2007.

Compensation of Directors

Effective as of January 1, 2007, compensation for non-employee Directors is as follows:

•	The cash fee for Directors for attendance at a Board meeting in person is $1,500 and by telephone is $750 per meeting;

•	The cash fee for Directors for attendance at a Committee meeting in person is $1,000 and by telephone is $750 per meeting;

•	The annual retainer paid to each Director is $20,000.

•
An annual stock option grant to each Director of 5,000 shares of the Company’s common stock. The options have an exercise price equal to 100% of the fair market value of our common stock on the date of grant and are fully vested and exercisable as of the date of grant;

•
An annual grant of 2,500 restricted stock units, which vests ratably over a three-year period, subject to the terms in the stock grant agreement and Stock Plan under which the restricted stock units are granted;

•	The Chair of the Compensation Committee of the Board of Directors receives an annual retainer of $7,500;

•	Other members of the Compensation Committee receive an annual retainer of $2,500;

•	Members of the Audit Committee, other than the Chair, receive an annual retainer of $5,000. The Audit Committee Chair’s retainer is $10,000.

•	The Chair of the Nominations and Governance Committee of the Board of Directors receives an annual retainer of $5,000.

•	The Chairman of the Board of Directors receives an annual retainer of $40,000.

•
New non-employee Directors receive a grant of 12,500 restricted stock units, which vests ratably over a three-year period, subject to the terms of the stock grant agreement and Stock Plan under which the restricted stock units are  granted.

We also reimburse Directors for certain expenses in connection with attendance at Board of Director and committee meetings. Directors who are also employees do not receive any additional compensation for serving on the Board of Directors or any committees of the Board of Directors.

In addition, the Board adopted a stock retention policy starting in 2007 that requires each Director to retain a fixed percentage of the “net shares” he or she acquires through stock option exercise and vesting of restricted stock units. Net shares are shares obtained after costs of exercise and taxes to the Director. For 2007, the stock retention requirement is fifty percent (50%) of these net shares. A Director must retain the stock so acquired until six months following the completion of his or her service as a Director. The Board concluded that the best practices emerging in corporate governance include such retention policies and adopted this stock retention policy to further align the interests of the Directors with our stockholders’ interests.

The following table provides information concerning the compensation of our non-employee Directors for our most recently completed fiscal year.

Name	Fees Earned or Paid in Cash $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation (2) $	Total $
Eidenberg, Eugene	42,000	4,779	57,631	—	—	9,879	114,289
Higgins, Patricia	45,250	4,779	57,631	—	—	—	107,659
Coe, Charles	35,875	4,779	57,631	—	—	2,113	100,397
Harding, William	10,250	4,779	57,631	—	—	1,497	74,157
Harman, Frederick (3)	9,000	—	—	—	—	2,399	11,399
Ober, Kevin	33,000	4,779	57,631	—	—	8,347	103,757
Pfeiffer, Gary	10,250	17,813	—	—	—	3,069	31,132
Stanzione, Daniel	36,000	4,779	57,631	—	—	124	98,533

(1)	Based on the grant date fair value of outstanding awards that vested in 2007 computed in accordance with FAS 123R.

(2)	Includes consulting fees and reimbursement for expenses.

(3)	Mr. Harman resigned on March 15, 2007.

            The Board also targets its compensation to the median based on a survey provided by Aon for software and Internet technology companies with $200 to $499.9 million in revenues.

The following table lists the number of outstanding stock options and restricted stock awards held by our non-employee Directors as of December 31, 2007.  All outstanding options are fully vested.

Name	Options	Shares of Restricted Stock
Eidenberg, Eugene	142,999	2,500

Higgins, Patricia	34,000	2,500

Coe, Charles	36,000	2,500

Harding, William (1)	—	—

Harman, Frederick (2)	—	—

Ober, Kevin	21,000	2,500

Pfeiffer, Gary	—	12,500

Stanzione, Daniel	34,000	2,500

(1)
Dr. Harding retired from Morgan Stanley Venture Partners III, LLC and Morgan Stanley & Co., Inc. in October of 2007.  He assigned all of his equity compensation received while serving on our Board of Directors to Morgan Stanley, which consists of 2,500 shares of restricted common stock and options to purchase 27,000 shares of common stock that are vested and exercisable.  Dr. Harding disclaims beneficial ownership in all such shares. Because Dr. Harding has retired from Morgan Stanley, such shares are excluded from the table above.

(2)	Mr. Harman resigned on March 15, 2007.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis and, based on this review and discussion, recommends that the Compensation Discussion and Analysis be included in the proxy statement and filed with the Securities and Exchange Commission.

The Compensation Committee

Charles B. Coe
Patricia L. Higgins
Gary Pfeiffer
Daniel Stanzione

    Note that Mr. Harman served as a member of the Compensation Committee and resigned from the Board of Directors on March 15, 2007. Accordingly, he did not review the Compensation Discussion and Analysis and did not sign the Compensation Committee Report.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. None of our executive officers or Directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of common stock as of March 25, 2008 for:

•	our Directors and Director nominees;

•
our principal executive officer, our principal accounting officer, our three most highly compensated named executive officers other than the principal executive officer and principal accounting officer as of December 31, 2007, and one individual who would have been the principal financial officer had he been an executive officer as of December 31, 2007;

•	our Directors, Director nominees and executive officers as a group; and

•	each stockholder who holds more than a 5% interest in our outstanding common stock.

Unless otherwise indicated in the footnotes, all of such interests are owned directly and the indicated person or entity has sole voting and disposition power.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 25, 2008 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person.

The percentage of common stock beneficially owned is based on 50,249,871 shares of our common stock outstanding at March 25, 2008.

The address for those individuals for which an address is not otherwise indicated is: c/o Internap Network Services Corporation, 250 Williams Street, Atlanta, Georgia 30303.

	Common Stock Beneficially Owned
	Number of Shares	Percent of Class
Tamara Augustyn (1)	36,751	*
David A. Buckel (2)	--	--
Charles B. Coe (3)	53,500	*
James P. DeBlasio (4)	681,323	*
Richard Dobb (5)	66,235	*
Eugene Eidenberg (6)	242,656	*
Franklin Resources, Inc. (7)	3,696,290	7.4%
William J. Harding (8)	24,783	*
Patricia L. Higgins (9)	41,229	*
Integral Capital Management VII, LLC, Integral Capital Management VIII, LLC and ICP Absolute Return Management, LLC (10)	2,999,000	6.0%
Phil Kaplan (11)	437,862	*
Kornitzer Capital Management, Inc. (12)	3,736,800	7.4%
Vince Molinaro (13)	194,771	*
Kevin L. Ober (14)	23,500	*
Gary Pfeiffer (15)	12,500	*
Daniel C. Stanzione (16)	45,500	*
All Directors and executive officers as a group (13 persons)	1,860,610	3.7%

* Less than 1%.
(1)
Consists of 3,980 shares of restricted common stock awarded on March 20, 2008 that vest in 16 quarterly installments, 7,500 shares of restricted common stock awarded on March 15, 2007 that vest in 16 quarterly installments, 10,000 shares of restricted common stock awarded on February 27, 2006 of which 12.5% vest every six months, and options to purchase 15,271 shares of common stock that are vested and exercisable or that will vest within 60 days.

(2)	Mr. Buckel resigned his position as Vice President and Chief Financial Officer on November 19, 2007.
(3)
Consists of 15,000 shares of common stock, 2,500 shares of restricted common stock awarded on June 22, 2007 one-third of which vest on each of the first, second and third anniversary of the grant date, provided Mr. Coe is a Director of the Company on such date, and options to purchase 36,000 shares of common stock that are vested and exercisable.

(4)
Consists of: (i) 5,000 shares purchased in the open market; (ii) 100,000 shares of restricted stock of which 50,000 vested on September 30, 2006 and 17,325 shares were withheld to cover taxes, 16,667 vested on September 30, 2007 with 16,667 shares to vest on September 30, 2008 and 16,666 shares to vest on September 30, 2009, provided that Mr. DeBlasio is employed by the Company on such vesting dates.  Thus far, Mr. DeBlasio has sold 27,000 shares in accordance with his 10b-5 plan; (iii) 125,000 shares of restricted stock that vest in a series of 16 quarterly installments at the end of each calendar quarter beginning with the second quarter of 2007 provided that Mr. DeBlasio is employed by the Company at the end of such quarter; (iv) 149,776 shares of restricted common stock awarded on March 20, 2008, half of which are time-based and half are performance-based vesting. The time-based portion vests in 16 equal quarterly installments. The performance-based portion vests in increments of one-third beginning on the first anniversary of the grant date if the Company achieves revenue and EBITDA levels established by the Board. The Company will either meet or not meet both goals in a given year. With respect to all shares of performance-based restricted  stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of the grant. The vesting of any restricted stock (including both time-based and performance-based) is subject to Mr. DeBlasio being an employee in good standing on the date of vesting; (v) 4,372 shares awarded on March 15, 2008; and (vi) and options to purchase 341,500 shares of common stock that are vested and exercisable or that will vest within 60 days.

(5)
Consists of 30,000 shares of restricted common stock awarded on April 23, 2007 and 25% of the award vests on the anniversary of grant, provided that Mr. Dobb is employed by the Company on that date, 1,628 shares awarded on March 15, 2008 that are fully vested, and 34,607 shares of restricted common stock awarded on March 20, 2008, half of which are time-based and half are performance-based vesting. The time-based portion vests in 16 equal quarterly installments. The performance-based portion vests in increments of one-third beginning on the first anniversary of the grant date if the Company achieves revenue and EBITDA levels established by the Board. The Company will either meet or not meet both goals in a given year. With respect to all shares of performance-based restricted  stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of the grant. The vesting of any restricted stock (including both time-based and performance-based) is subject to Mr. Dobb being an employee in good standing on the date of vesting.

(6)
Consists of the 2,500 shares of restricted common stock awarded on June 22, 2007 one-third of which vest on each of the first, second and third anniversary of the grant date, provided Dr. Eidenberg is a Director of the Company on such date, 236 shares of common stock held by Mr. Eidenberg, 45,556 shares of common stock held by Mr. Eidenberg, as trustee of the Eugene Eidenberg Trust dated 9/97, 2,799 shares of common stock held by Eugene Eidenberg, as trustee of the Anna M. Chavez Educational Trust, 40,000 shares of common stock held by the Eugene Eidenberg Grantor Retained Annuity Trust, 8,566 shares held by Anna M. Chavez, and options to purchase 142,999 shares of common stock that are vested and exercisable.

(7)	As of December 31, 2007. The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, California 94403.
(8)
Dr. Harding retired from Morgan Stanley Venture Partners III, LLC and Morgan Stanley & Co., Inc. in 2007.  He assigned all of his equity compensation received while serving on our Board of Directors to Morgan Stanley, which consists of 2,500 shares of restricted common stock and options to purchase 27,000 shares of common stock that are vested and exercisable.  Dr. Harding disclaims beneficial ownership in all such shares. Because Dr. Harding has retired from Morgan Stanley, such shares are excluded from the table above.

(9)
Consists of 4,729 shares of common stock, 2,500 shares of restricted common stock awarded on June 22, 2007 one-third of which vest on each of the first, second and third anniversary of the grant date, provided Ms. Higgins is a Director of the Company on such date, and options to purchase 34,000 shares of common stock that are vested and exercisable.

(10)	As of January 4, 2008. The address is 3000 Sand Hill Road, Building 3, Suite 240, Menlo Park, California 94025.
(11)
Consists of 329,321 shares owned by Mr. Kaplan’s family trust, options to purchase 74,493 shares of common stock that are vested and exercisable or that will vest within 60 days and 34,048 shares of restricted common stock awarded on March 20, 2008, half of which are time-based and half are performance-based vesting. The time-based portion vests in 16 equal quarterly installments. The performance-based portion vests in increments of one-third beginning on the first anniversary of the grant date if the Company achieves revenue and EBITDA levels established by the Board. The Company will either meet or not meet both goals in a given year. With respect to all shares of performance-based restricted  stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of the grant. The vesting of any restricted stock (including both time-based and performance-based) is subject to Mr. Kaplan being an employee in good standing on the date of vesting.

(12)	As of December 31, 2007. The address is 5420 West 61st Place, Shawnee Mission, Kansas 66205.
(13)
Consists of 125,000 shares of restricted common stock awarded on April 24, 2007 of which 25% of the award vests on the anniversary of grant, provided that Mr. Molinaro is employed by the Company on that date and 69,771 shares of restricted common stock awarded on March 20, 2008, half of which are time-based and half are performance-based vesting. The time-based portion vests in 16 equal quarterly installments. The performance-based portion vests in increments of one-third beginning on the first anniversary of the grant date if the Company achieves revenue and EBITDA levels established by the Board. The Company will either meet or not meet both goals in a given year. With respect to all shares of performance-based restricted stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of the grant. The vesting of any restricted stock (including both time-based and performance-based) is subject to Mr. Molinaro being an employee in good standing on the date of vesting.  Mr. Molinaro resigned his position as Chief Operating Officer on April 7, 2008 and plans to remain an employee through June 30, 2008.

(14)
Consists of 2,500 shares of restricted common stock awarded on June 22, 2007 one-third of which vest on each of the first, second and third anniversary of the grant date, provided Mr. Ober is a Director of the Company on such date, and options to purchase 21,000 shares of common stock that are vested and exercisable.

(15)
Consists of 12,500 shares of restricted common stock awarded on August 21, 2007 one-third of which vest on each of the first, second and third anniversary of the grant date, provided Mr. Pfeiffer is a Director of the Company on such date.

(16)
Consists of 9,000 shares purchased in the open market, 2,500 shares of restricted common stock awarded on June 22, 2007 one-third of which vest on each of the first, second and third anniversary of the grant date, provided Dr. Stanzione  is a Director of the Company on such date, and options to purchase 34,000 shares of common stock that are vested and exercisable.

Equity Compensation Plan Information

    Information concerning our equity compensation plans is set forth under Part II - Item 5 "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have entered into indemnification agreements with our Directors and executive officers for the indemnification of and advancement of expenses to such persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future Directors and executive officers.

There are no transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

We do not have policies and procedures for the review, approval, or ratification of any transactions with related persons because we have never had occasion to consider a related party transaction.

The Board of Directors has affirmatively determined that each current non-employee Director is an “independent director” as that term is defined under NASDAQ rules and regulations. Mr. DeBlasio, the President and Chief Executive Officer, is not an independent Director because of his employment by the Company. Mr. DeBlasio does not participate in any action of the Board or the Compensation Committee related to his compensation.

Additional information concerning the independence of the members of our Board of Directors and its committees is set forth under Part III - Item 10, "Directors, Executive Officers and Corporate Governance."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees (1)	$1,988,994	$1,298,297
Audit-Related Fees (2)	325,694	399,966
Tax Fees (3)	78,530	52,768
All Other Fees (4)	1,500	142,804
Total	$2,394,718	$1,893,835

(1)
Fees related to the audit of Internap’s annual financial statements, including the audit of the effectiveness of internal control over financial reporting and the reviews of the quarterly financial statements filed on Forms 10-Q, and, for 2006, included the audit of management’s assessment of internal control over financial reporting.

(2)	Fees primarily related to international statutory filings and, in 2006, also included registration statements.
(3)	Fees primarily related to tax compliance, advice and planning.
(4)	Fees related to services performed in conjunction with other professional services.

Approval of Audit and Permissible Non-Audit Services

Our Audit Committee Charter requires the Audit Committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm, and the Audit Committee will not approve any services that are not permitted by SEC rules.

The Audit Committee pre-approved all audit and audit related, tax and non-audit related services to be performed for us by our independent registered public accounting firm.

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

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed James P. DeBlasio, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George Kilguss, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by George Kilguss, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: April 30, 2008

	By:	/s/ George Kilguss
George Kilguss Vice President and Chief Financial Officer

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