Form 10-Q
period 2008-03-31
INTERNAP NETWORK SERVICES CORP
filed 2008-05-12
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of April 21, 2008, 50,419,895 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should,” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those set forth in this quarterly report under “Item 1A . Risk Factors.”  We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Services Corporation.

PART I. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Internet protocol (IP) services	$31,124	$29,316
Data center services	25,185	18,098
Content delivery network (CDN) services	5,744	2,052
Other	—	4,068
Total revenues	62,053	53,534

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	11,290	10,340
Data center services	18,124	14,305
CDN services	1,949	663
Other	—	3,321
Direct costs of amortization of acquired technology	1,229	653
Direct costs of customer support	4,365	3,388
Product development	2,291	1,255
Sales and marketing	8,829	6,189
General and administrative	8,003	7,832
Restructuring and asset impairment	—	11,349
Acquired in-process research and development	—	450
Depreciation and amortization	5,381	4,912
Gain on disposals of property and equipment	(16)	(4)
Total operating costs and expenses	61,445	64,653
Income (loss) from operations	608	(11,119)

Non-operating (income) expense:
Interest income	(701)	(693)
Interest expense	310	223
Other, net	81	2
Total non-operating (income) expense	(310)	(468)

Income (loss) before income taxes and equity in earnings of equity method investment	918	(10,651)
Provision for income taxes	251	50
Equity in earnings of equity-method investment, net of taxes	(72)	(6)
Net Income (loss)	$739	$(10,695)

Net income (loss) per share:
Basic	$0.02	$(0.26)
Diluted	$0.01	$(0.26)

Weighted average shares used in per share calculations:
Basic	49,110	40,997
Diluted	49,330	40,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

  INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$49,850	$52,030
Short-term investments in marketable securities	12,429	19,569
Accounts receivable, net of allowance of $5,124 and $5,470, respectively	32,956	36,429
Inventory	502	304
Prepaid expenses and other assets	10,445	8,464
Deferred tax asset, current portion	749	479
Total current assets	106,931	117,275

Property and equipment, net of accumulated depreciation of $170,421 and $165,543, respectively	70,596	65,491
Investments	8,085	1,138
Intangible assets, net of accumulated amortization of $25,482 and $23,921, respectively	41,448	43,008
Goodwill	190,677	190,677
Restricted cash	2,127	4,120
Deferred tax asset, non-current	2,610	3,014
Deposits and other assets	3,497	2,287
Total assets	$425,971	$427,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$3,667	$2,413
Accounts payable	18,150	19,624
Accrued liabilities	8,589	10,159
Deferred revenue, current portion	3,765	4,807
Capital lease obligations, current portion	833	805
Restructuring liability, current portion	2,051	2,396
Other current liabilities	110	108
Total current liabilities	37,165	40,312

Notes payable, less current portion	16,121	17,354
Deferred revenue, less current portion	2,842	2,275
Capital lease obligations, less current portion	233	452
Restructuring liability, less current portion	7,389	7,697
Deferred rent	11,567	11,011
Deferred tax liability	515	398
Other long-term liabilities	849	878
Total liabilities	76,681	80,377

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,234 and 49,759 shares outstanding at March 31, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	1,210,532	1,208,191
Accumulated deficit	(861,271)	(862,010)
Accumulated other comprehensive income	114	402
Treasury stock, at cost, 23 shares at March 31, 2008	(135)	—
Total stockholders' equity	349,290	346,633
Total liabilities and stockholders' equity	$425,971	$427,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$739	$(10,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Asset impairment	—	2,454
Acquired in-process research and development	—	450
Depreciation and amortization	6,610	5,565
Gain on disposal of assets	(16)	(4)
Provision for doubtful accounts and billing adjustments	655	189
Income from equity method investment	(72)	(6)
Non-cash changes in deferred rent	556	(1,133)
Stock-based compensation expense	2,375	1,625
Deferred income taxes	251	—
Other, net	(62)	14
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	2,818	(2,281)
Inventory	(198)	(41)
Prepaid expenses, deposits and other assets	(3,195)	(2,343)
Accounts payable	(1,474)	4,884
Accrued and other liabilities	(1,833)	(2,580)
Deferred revenue	(475)	456
Accrued restructuring charge	(653)	9,584
Net cash provided by operating activities	6,026	6,138

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,123)	(3,786)
Purchases of investments in marketable securities	(9,321)	(6,367)
Maturities of investments in marketable securities	9,379	5,536
Proceeds from disposal of property and equipment	16	—
Cash received from acquisition, net of costs incurred for the transaction	—	3,203
Change in restricted cash	1,993	—
Net cash used in investing activities	(8,056)	(1,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	—	(1,260)
Payments on capital lease obligations	(191)	(594)
Proceeds from stock compensation plans	64	3,723
Other, net	(23)	(12)
Net cash (used in) provided by financing activities	(150)	1,857

Net (decrease) increase in cash and cash equivalents	(2,180)	6,581
Cash and cash equivalents at beginning of period	52,030	45,591
Cash and cash equivalents at end of period	$49,850	$52,172
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued and stock options assumed for acquisition of VitalStream	$—	$208,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
					Accumulated
			Additional		Other		Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Income	Stock	Equity

Three months ended March 31, 2008:
Balance, December 31, 2007	49,759	$50	$1,208,191	$(862,010)	$402	$—	$346,633
Net income	—	—	—	739	—	—	739
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	(345)	—	(345)
Foreign currency translation adjustment	—	—	—	—	57	—	57
Total comprehensive income							451
Stock compensation plans activity	49	—	198	—	—	—	198
Stock-based compensation	426	—	2,143	—	—	(135)	2,008
Balance, March 31, 2008	50,234	$50	$1,210,532	$(861,271)	$114	$(135)	$349,290

Three months ended March 31, 2007:
Balance, December 31, 2006	35,873	$36	$982,624	$(856,455)	$320	$—	$126,525
Net loss	—	—	—	(10,695)	—	—	(10,695)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	83	—	83
Foreign currency translation adjustment	—	—	—	—	(38)	—	(38)
Total comprehensive loss							(10,650)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	—	—	—	208,293
Stock compensation plans activity	575	1	3,723	—	—	—	3,724
Stock-based compensation	312	—	1,625	—	—	—	1,625
Balance, March 31, 2007	48,966	$49	$1,196,253	$(867,150)	$365	$—	$329,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature Of Operations And Basis Of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) delivers high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We serve both domestic and international customers in the financial services, healthcare, technology, retail, travel, media/entertainment, and other markets. Our product and service offerings are complemented by Internet Protocol, or IP, access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 50 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Savvis Inc., Global Crossing Limited, and Level 3 Communications, Inc. We operate and manage the Company in three business segments: IP services, data center services and CDN services.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2008 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2007 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances, stock-based compensation, the allowance for doubtful accounts and billing adjustments, network cost accruals and sales, use and other taxes. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2008.

Reclassifications

For the three months ended March 31, 2008, we have classified all revenue and direct costs of network, sales and services previously reported in other, non-segmented results, except for third party CDN services, in the most closely related business segments to provide a more accurate view of the results of operations of the business segments.  Financial information for 2007 has also been reclassified to conform to the current period presentation.  None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization or net income (loss).

The effect of these reclassifications is shown below (in thousands):

	Three Months Ended March 31, 2007
	IP Services	Data Center Services	CDN Services	Other	Total
Revenues:
Previously reported	$29,037	$18,303	$2,052	$4,142	$53,534
Reclassification of sales credits and billing adjustments	(328)	(295)	--	623	--
Reclassification of termination fees and professional and reseller products and services	607	90	--	(697)	--
Revised	$29,316	$18,098	$2,052	$4,068	$53,534

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$10,223	$14,305	$663	$3,438	$28,629
Reclassification of professional and reseller products and services	117	--	--	(117)	--
Revised	$10,340	$14,305	$663	$3,321	$28,629

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2.	Fair Value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. See note 10 for further a further description of this standard. The fair value hierarchy is summarized as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds and other	$33,307	$—	$—	$33,307
Corporate debt securities	—	7,643	—	7,643
Commercial paper	—	14,474	—	14,474
Auction rate securities	—	—	6,820	6,820
Total	$33,307	$22,117	$6,820	$62,244

Level 3 assets consist of auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. They are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. We have used a discounted cash flow model to estimate fair value of our investments in auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, we recorded an unrealized loss of approximately $0.3 million related to our auction rate securities as of March 31, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default.  We have also changed the classification of the auction rate securities to noncurrent investments as of March 31, 2008, from current investments as of December 31, 2007.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Auction rate securities
Balance at December 31, 2007	$7,150
Unrealized loss included in other comprehensive income	(330)
Balance at March 31, 2008	$6,820

We have also adopted the provisions of the Financial Accounting Standards Board Staff Position, or FSP, No. FAS 157-2 delaying the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

3.	Business Combination

On February 20, 2007, we completed the acquisition of VitalStream Holdings, Inc., or VitalStream, for approximately $214.0 million, whereby VitalStream became a wholly owned subsidiary of Internap. VitalStream provides products and services for storing and delivering digital media to large audiences over the Internet and advertisement insertion and related advertising services to companies that stream digital media over the Internet. VitalStream also enhances our position as a leading provider of high performance route control products and services by adding complementary service offerings in the rapidly growing content delivery and on-line advertising markets. Integrating VitalStream's digital media delivery platform into our portfolio of products and services enables us to provide customers with one of the most complete product lines in content delivery solutions, content monetization and on-line advertising, while supporting the significant long-term growth opportunities in the network services market. We accounted for the transaction using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Our results of operations include the activities of VitalStream from February 21, 2007.

    The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2007 as if the acquisition of VitalStream had occurred at the beginning of the period. Net loss and net loss per share for the three months ended March 31, 2007 include non-recurring charges for restructuring and asset impairment of $11.4 million and acquired in-process research and development of $0.5 million. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period (in thousands, except per share amounts):

Three Months Ended March 31,
2007
Pro forma revenue	$55,862
Pro forma net loss	(14,213)
Pro forma net loss per share, basic and diluted	(0.31)

4.	Segments

The following tables show operating results for our reportable segments, along with reconciliations from segment gross profit to income (loss) before income taxes and equity in earnings of equity-method investment:

	Three Months Ended March 31, 2008
	IP Services	Data Center Services	CDN Services	Other	Total
Revenues	$31,124	$25,185	$5,744	$—	$62,053
Direct costs of network, sales and services, exclusive of depreciation and amortization
	11,290	18,124	1,949	—	31,363
Segment profit	$19,834	$7,061	$3,795	$—	30,690
Other operating expenses					30,082
Income from operations					608
Non-operating income					310
Income before income taxes and equity in
earnings of equity-method investment					$918

	Three Months Ended March 31, 2007
	IP Services	Data Center Services	CDN Services	Other	Total
Revenues	$29,316	$18,098	$2,052	$4,068	$53,534
Direct costs of network, sales and services, exclusive of depreciation and amortization
	10,340	14,305	663	3,321	28,629
Segment profit	$18,976	$3,793	$1,389	$747	24,905
Other operating expenses					36,024
Loss from operations					(11,119)
Non-operating income					468
Loss before income taxes and equity in
earnings of equity-method investment					$(10,651)

5.	Stock-Based Compensation

During the three months ended March 31, 2008, we granted options to purchase 0.5 million shares of Internap common stock and 0.5 million unvested shares of Internap restricted common stock in conjunction with annual performance evaluations and bonuses.

Included in this amount are 0.2 million unvested shares of restricted common stock granted on March 20, 2008 with performance and service conditions and a grant date fair value of $4.30 per share. We recognize compensation expense if management deems that meeting the performance conditions is probable. Management must use its judgment to determine the probability that the performance condition will be met and, as of March 31, 2008, believes the performance condition will be met. We have also recorded a $0.3 million liability classified as performance based awards to be issued in lieu of cash bonuses to certain members of senior management if performance targets are achieved.  If actual results differ from management’s assumptions, future results related to these performance based awards could be materially different.

Total stock-based compensation was $2.4 million and $1.6 million for the three months ended March 31, 2008 and 2007 respectively. These amounts include less than $0.1 million of capitalized stock-based compensation during the three months ended March 31, 2008. We use the Black-Scholes option valuation model to determine stock-based compensation expense.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6.	Net Income (Loss) Per Share

We computed basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We computed diluted net income (loss) per share using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. This method excludes potentially dilutive shares from the computation of net income (loss) per share if their effect is antidilutive.

Basic and diluted net income (loss) per share for the three months ended March 31, 2008, and 2007 are calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Net income (loss)	$739	$(10,695)

Weighed average shares outstanding, basic	49,110	40,997

Effect of dilutive securities:
Stock compensation plans	220	—
Weighted average shares outstanding, diluted	49,330	40,997

Basic net income (loss) per share	$0.02	$(0.26)
Diluted net income (loss) per share	$0.01	$(0.26)

Anti-dilutive securities not included in diluted net income (loss) per share calculation:
Stock compensation plans	2,981	4,521
Warrants to purchase common stock	34	34
Total anti-dilutive securities	3,015	4,555

7.	Contingencies and Litigation

From time to time, we may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

8.	Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year as required by Audit Principals Board Opinion No. 28, “Interim Financial Reporting.” The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

Our effective income tax rate, as a percentage of pre-tax income, for the three months ended March 31, 2008 and 2007, was 27.3% and 1%, respectively. The fluctuation in the effective income tax rate is attributable to discrete events during 2007 – the release of our United Kingdom, or U.K., valuation allowance, unrecognized tax benefits, and the creation of a domestic deferred tax liability related to tax amortization of goodwill from the acquisition of VitalStream.  The effective income tax rate for the three months ended March 31, 2008 is comprised of the utilization of U.K. net operating losses and domestic tax amortization of VitalStream goodwill. The effective annual rate for 2008 could change due to number of factors including, but not limited to, our geographic profit mix between the U.K. and the United States, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, and the expiration of the statute of limitations for open years.

We continue to maintain a full valuation allowance against our non-U.K. unrealized deferred tax assets of approximately $183.4 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability on a consolidated basis or by certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Based on an analysis of our projected 2008 and 2009 domestic income, we may have sufficient positive evidence within the next twelve months to begin releasing the valuation allowance against our domestic deferred tax assets.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9.	Restructuring and Asset Impairment

During the three months ended March 31, 2007, we incurred a restructuring and impairment charge of $10.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. Net related expenditures were estimated to be $10.7 million, of which $3.5 million has been paid through March 31, 2008, and the balance continuing through December 2016, the last date of the longest lease term.  These expenditures are expected to be paid out of operating cash flows. The impairment charge of $1.3 million was related to the leases referenced above and less than $0.1 million for other assets. Cost savings from the restructuring were estimated to be approximately $0.8 million per year through 2016, primarily for rent expense.

In 2001, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. Additional related charges have subsequently been incurred as we continued to evaluate our restructuring reserve.

The following table displays the activity and balances for the restructuring activity for the three months ended March 31, 2008 (in thousands):

	December 31, 2007 Restructuring Liability	Cash Payments	March 31, 2008 Restructuring Liability
Activity for 2007 restructuring charge:
Real estate obligations	$6,312	$(186)	$6,126
Employee separations	406	(268)	138

Total 2007 restructuring activity	6,718	(454)	6,264

Activity for 2001 restructuring charge:
Real estate obligations	3,375	(199)	3,176

Total	$10,093	$(653)	$9,440

We also recorded a $1.1 million impairment charge during the three months ended March 31, 2007 for our sales order-through-billing system. This impairment charge was not related to any specific segment.

10.	Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, FAS 157-1, which provides supplemental guidance on the application of SFAS No. 157, and FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on at least an annual basis until 2009. In accordance with FSP FAS 157-2 we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the financial statements as of March 31, 2008. The provisions of SFAS No. 157 have not been applied to non-financial assets and non financial liabilities. The major category of assets and liabilities that is measured at fair value, for which we have not applied the provisions of SFAS No. 157 includes reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. We did not elect to adopt fair value accounting to any assets or liabilities allowed by SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a significant, if any, impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS 161 to have a material effect on our financial position, results of operations and cash flows.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We deliver high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We currently have more than 3,700 customers, serving financial services, healthcare, technology, retail, travel, and media/entertainment markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by Internet protocol, or IP, access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 50 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Savvis, Inc., Global Crossing Limited, and Level 3 Communications, Inc.

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

We operate in three business segments: IP services, data center services and CDN services. For additional information about these segments, see note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1.

As discussed in note 1 to the accompanying unaudited condensed consolidated financial statements, we reclassified prior period credits for sales and billing adjustments, early termination fee revenues, and revenues and direct costs for professional and reseller products and services, except for third party CDN services, from other revenue to the most closely-related business segment. These reclassifications were made to prior periods to provide a more accurate view of the results of operations of the business segments.  None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization or net income (loss).

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

Our IP services segment also includes our flow control platform, or FCP. The FCP provides network performance management and monitoring for companies with multi-homed networks and redundant Internet connections.  The FCP proactively reviews customer networks for the best performing route or the most cost-effective and routes according to our customers’ requirements.  We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint. FCP represents less than 5% of our IP services and consolidated revenue for the three months ended March 31, 2008 and 2007.

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

Our CDN and monetization services provide a complete turnkey solution for the monetization of online media. These multi-faceted “live” and “on-demand” advertisement insertion and advertising placement solutions include a full campaign management suite, inventory prediction tools, audience research and metrics, and extensive reporting features to effectively track advertising campaigns in real-time. Online advertising solutions enable our customers to offset the costs associated with the creation, transformation, licensing, and management of online content. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services. Instead, we were a reseller of third party CDN services for which results of operations are included in other revenues and direct costs of network, sales and services, discussed below.

Other

Other revenues and direct costs of network, sales and services is made up of third party CDN services. Throughout 2007, other revenues and other direct costs of network decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 10 to the accompanying unaudited condensed consolidated financial statements.

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

Direct costs of amortization of acquired technologies. Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years.

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

Liquidity. Although we have been in existence since 1996, we have experienced significant operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005 and for the year ended December 31, 2007. For the three months ended March 31, 2008, we recognized net income of $0.7 million. As of March 31, 2008, our accumulated deficit was $861.3 million.

Three Months Ended March 31, 2008 and 2007

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

Our first quarter 2008 results are aligned along our business reporting units, which are IP services, data center services and CDN services.  We eliminated other revenues and associated other direct costs of network, which primarily included early termination fees and professional services. We reclassified the comparable prior period to conform to the current period presentation and to provide a consistent presentation for year-over-year results.  The reclassification had no impact on total revenue for prior periods but did modify previously stated revenue totals of the individual business units.

Operations for the three months ended March 31, 2008 presented us with several challenges.  Our sales credits and billing adjustments issue that carried over from the end of 2007, the delayed filing of our annual report on Form 10-K/A and the repositioning of our CDN business unit impacted our growth during the quarter.  Revenue for the three months ended March 31, 2008 totaled $62.1 million, an increase of 16% over the three months ended March 31, 2007.  Increases in data center services, IP services and CDN services revenue all contributued to the increase in total revenue of $8.5 million and segment profit of $30.7 million.

Operating expenses, including stock-based compensation, but excluding direct costs of network, depreciation, amortization, and certain one-time items, totaled $23.5 million for the three months ended March 31, 2008, representing 37.9% of total revenue, compared to $18.6 million, or 34.8% of total revenue, for the three months ended March 31, 2007.  The increase in expenses for the three months ended March 31, 2008 is due primarily to higher product development costs, increased stock-based compensation and increased sales and marketing expense as a percentage of revenue.

Net income for the three months ended March 31, 2008 totaled $0.7 million as compared to a loss of $10.6 million for the same three month period a year ago.  The improvement was primarily a result of an $11.3 million restructuring and asset impairment charge incurred in the first three months of 2007.

The total of our cash and cash equivalents, short-term investments and restricted cash was $64.4 million as of March 31, 2008, a decrease of $11.3 million from December 31, 2007.  The decrease was largely due to the change in classification of auction rate securities from short-term to long-term investments as a result of illiquidity in the credit markets and funds used to support our capital expenditure initiatives.

Capital expenditures for the three months ended March 31, 2008 were $10.1 million due to continued expansion of data centers managed by us and investment in our CDN and IP services infrastructure.

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Revenues:
Internet protocol (IP) services	50.1%	54.8%
Data center services	40.6	33.8
Content delivery network (CDN) services	9.3	3.8
Other	—	7.6
Total revenues	100.0	100.0

Operating expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	18.2	19.3
Data center services	29.2	26.7
CDN services	3.1	1.2
Other	—	6.2
Direct costs of amortization of acquired technology	2.0	1.2
Direct costs of customer support	7.0	6.3
Product development	3.7	2.4
Sales and marketing	14.2	11.6
General and administrative	12.9	14.6
Restructuring and asset impairment	—	21.2
Acquired in-process research and development	—	0.9
Depreciation and amortization	8.7	9.2
Total operating costs and expenses	99.0	120.8
Income (loss) from operations	1.0%	(20.8)%

Segment information. We have three business segments: IP services, data center services and CDN services. IP services include managed and premise-based high performance IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. We are increasingly bundling our data center services with our high performance IP connectivity services. CDN services include products and services for storing, delivering and monetizing digital media to large global audiences over the Internet. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services. Instead, we were a reseller of third party CDN services for which revenues and direct costs are included in other revenues and direct costs of network, sales and services for the three months ended March 31, 2007, discussed below. Throughout 2007 our third party CDN services and associated direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

Our reportable segments are strategic business units that offer different products and services. As of March 31, 2008, our customer base totaled more than 3,700 customers across more than 20 metropolitan markets.

IP services. Revenue for IP services increased $1.8 million, or 6%, to $31.1 million for the three months ended March 31, 2008, compared to $29.3 million for the three months ended March 31, 2007. The increase in IP revenue is driven by an increase in demand and an increase in revenue from our premise-based FCP products and related hardware sales, partially offset by a decline in IP pricing. We continue to experience increasing demand for our traditional IP services, with IP traffic increasing approximately 47% from March 31, 2007 to March 31, 2008. The increase in IP traffic has resulted from an increase in the number of customers and customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. Ongoing industry-wide pricing declines over the last several years, however, have offset a portion of our gains in customers and IP traffic. The blended rate charged for IP Services measured in megabits per second, or Mbps, decreased approximately 23% from March 31, 2007 to March 31, 2008.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, increased less than $1.0 million, or 9%, to $11.3 million for the three months ended March 31, 2008, compared to $10.3 million for the three months ended March 31, 2007. Direct costs of IP network, sales and services increased to 36% of IP services revenue for the three months ended March 31, 2008 from 35% for the three months ended March 31, 2007. IP services segment profit increased $0.8 million to $19.8 million for the three months ended March 31, 2008, from $19.0 million for the three months ended March 31, 2007.  We continue to have a change in the mix of revenue with traditionally higher margin IP services, lower margin high volume customers, and FCP and other hardware sales. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are especially subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Data center services. Data center services are a significant source of revenue growth for our business. Revenue for data center services increased $7.1 million, or 39%, to $25.2 million for the three months ended March 31, 2008, compared to $18.1 million for the for the three months ended March 31, 2007. The reason for the increase is primarily due to our data center growth initiative, which we began executing during the second quarter of 2007 and is on-going. We have also structured our data center business to accommodate larger, global customers and ensure a platform for robust traffic growth.

The direct costs of data center services, exclusive of depreciation and amortization, increased $3.8 million, or 27%, to $18.1 million for the three months ended March 31, 2008, compared to $14.3 million for the three months ended March 31, 2007. Data center services contributed $7.1 million of segment profit for the three months ended March 31, 2008, an increase of $3.3 million from $3.8 million of the three months ended March 31, 2007.  As data center services revenue has increased, direct costs of data center services as a percentage of corresponding revenue have decreased to approximately 72% for the three months ended March 31, 2008 from 79% for the three months ended March 31, 2007. This trend is the result of an increase in total occupancy at higher rates, while substantial direct costs are subject to previously negotiated rates.  Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities.

The growth in data center revenues and direct costs services largely follows our expansion of data center space. We believe the demand for data center services is outpacing industry-wide supply, which contributes to our improvement of data center direct costs as a percentage of data center revenue. At March 31, 2008, we had approximately 186,000 square feet of data center space with a utilization rate of approximately 76%, as compared to approximately 162,000 square feet of data center space with a utilization rate of approximately 75% at March 31, 2007. Our recent data center expansion should provide us lower costs per occupied square foot in future periods, enabling us to increase revenue compared to relatively lower direct costs of data center services. At March 31, 2008, 104,000 square feet of data center space, or approximately 56% of our total square feet, was in data centers operated by us versus data centers operated by our vendors, or partner sites. Additionally, approximately 57% of our available square feet as of March 31, 2007 were in data centers operated by us.

CDN services. Revenue for our CDN services segment increased more than $3.6 million to $5.7 million for the three months ended March 31, 2008, compared to $2.1 million for the for the three months ended March 31, 2007. Revenue for the three months ended March 31, 2007, only includes activity from our acquisition of VitalStream on February 20, 2007.  Prior to the acquisition, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services, which was included in other revenue, discussed below. We expect CDN services to be an area of significant growth and have upgraded and expanded related infrastructure, including in Europe and Asia, to serve the expected industry-wide demand, particularly in those regions. Also, we extended our 100% uptime service level agreement, or SLA, to customers purchasing or renewing CDN services after January 1, 2008.

Direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased $1.3 million, to $2.0 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007. Segment profit for CDN services was $3.8 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $2.4 million. As noted with revenues above, costs for the three months ended March 31, 2007, only includes activity from our acquisition of VitalStream on February 20, 2007.  Direct costs of CDN network, sales and services were approximately 34% of CDN services revenue for the three months ended March 31, 2008, compared to 32% for the three months ended March 31, 2007. The direct costs in 2008 include the benefit of lower rates as we have migrated VitalStream’s former contracts and terms to our own since the acquisition in February 2007.  However, direct costs of CDN network sales and services for the three months ended March 31, 2008, also includes an allocation of approximately $0.4 million from direct costs of IP network sales and services based on the average cost of actual usage by the CDN segment.  As previously noted, we did not offer proprietary CDN services prior to our acquisition of VitalStream. Instead, we were a reseller of third party CDN services, which is included in other direct costs, below, during the three months ended March 31, 2007.

Other. Other revenues and direct costs of network, sales and services include third party CDN services. Throughout 2007, our acquisition of VitalStream steadily replaced the activity of the former third party CDN service provider.

Other operating expenses. Other than direct costs of network, sales and services, compensation and facilities-related costs have the most pervasive impact on operating expenses.  Compensation and benefits comprise our largest expenses after direct costs of network, sales and services. Cash-basis compensation and benefits increased $2.4 million to $14.1 million for the quarter ended March 31, 2008 from $11.7 million for the quarter ended March 31, 2007. Stock-based compensation increased $0.8 million to $2.4 million for the quarter ended March 31, 2008 from $1.6 million for the quarter ended March 31, 2007. The increases in compensation and benefits are primarily due to increased headcount, largely attributable to a full three months of the additional employees resulting from the VitalStream acquisition.  For the three months ended March 31, 2008, VitalStream employees accounted for approximately $1.1 million more cash-basis compensation, compared to the three months ended March 31, 2007. Total headcount increased to 442 at March 31, 2008 compared to 432 at March 31, 2007.

Other operating expenses also include stock-based compensation in the following amounts (in thousands):

	Three Months Ended March 31,
	2008	2007
Direct costs of customer support	$486	$333
Product development	253	201
Sales and marketing	474	526
General and administrative	1,162	565
	$2,375	$1,625

Overall, facility and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network and sales, increased $0.2 million, to $1.9 million for the three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007.  The increase includes the impact of having associated costs from the VitalStream acquisition for the entire three months ended March 31, 2008, compared to approximately five weeks in the three months ended March 31, 2007.

Operating costs are further discussed with the financial statement captions below.

Direct costs of amortization of acquired technology. Direct costs of amortization of acquired technology increased to $1.2 million for the three months ended March 31, 2008 from $0.7 million for the three months ended March 31, 2007. The increase of more than $0.5 million is due to a full three months of post-acquisition amortization of intangible technology assets from VitalStream.

Direct costs of customer support. Direct costs of customer support increased 29% to $4.4 million for three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007. The increase of $1.0 million was largely due to a $0.5 million increase in cash-basis compensation, a $0.2 million increase in stock-based compensation and a $0.2 million increase in facilities and related expenses, all discussed above.

Product development. Product development costs for the three months ended March 31, 2008 increased 83% to $2.3 million from $1.3 million for the three months ended March 31, 2007. The increase of $1.0 million is attributable to a $0.6 million increase in cash-basis compensation and a $0.2 million increase in professional services. The increase in cash compensation includes the movement of some employees to product development that were formerly in professional services and customer support roles in sales, marketing and direct costs of customer support. We are also completing more product development than we did in early 2007, especially as it relates to our CDN, and have engaged an outside firm to perform software engineering.

                Sales and marketing. Sales and marketing costs for the three months ended March 31, 2008 increased 43% to $8.8 million from $6.2 million for the three months ended March 31, 2007. The net increase of $2.6 million was comprised primarily of $1.9 million for cash-basis compensation and $0.3 million for facilities and related expenses, both discussed above. The increase in cash-basis compensation includes an increase of $0.6 million in commissions, due to higher commissionable bookings, a full three months of VitalStream commissions, a different mix of employees receiving commissions and a new commission plan effective February 2008.

General and administrative. General and administrative costs for the three months ended March 31, 2008 increased 2% to $8.0 million from $7.8 million for the three months ended March 31, 2007. The increase of $0.2 million reflects a $0.6 million increase in stock-based compensation, a $0.5 million increase in bad debt expense and a $0.3 million increase in taxes, licenses and fees. These increases were partially offset by a decrease of $0.6 million in facilities and related costs and $0.5 million in cash-basis compensation. The increase in stock-based compensation is due to additional expense of $0.3 million related to the accrual of executive bonuses in stock-based compensation and a full three months of VitalStream employee expense. Bad debt expense was also higher due to a full three months of activity from the VitalStream acquisition and additional emphasis that was put on our review of sales credit activity subsequent to December 31, 2007, which hindered our collection efforts during the three months ended March 31, 2008. The review of sales credit activity is discussed in more detail under Item 4, Controls and Procedures, below. Cash-basis compensation decreased because of lower bonus accruals due to the accrual of executive bonuses in stock-based compensation, as discussed above, and lower self-insured medical claims.

Restructuring and asset impairment. During the three months ended March 31, 2007, we incurred a restructuring and impairment charge totaling $11.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter of 2007. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. Net related expenditures are estimated to be $10.7 million, of which $3.5 million has been paid through March 31, 2008, and the balance continuing through December 2016, the last date of the longest lease term. These expenditures are expected to be paid out of operating cash flows. Cost savings from the restructuring were estimated to be approximately $0.8 million per year through 2016, primarily for rent expense.  We also incurred a $1.1 million impairment charge during the three months ended March 31, 2007 for the sales order-through-billing system, which was the result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We completed our last annual goodwill impairment test as of August 1, 2007 and determined that the carrying amount of goodwill was not impaired.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Adverse changes in the value of our reporting units would necessitate an impairment charge of our goodwill. In connection with our acquisition of VitalStream on February 20, 2007, we recorded $154.8 million of additional goodwill based on our allocation of the VitalStream purchase price, and subsequently decreased the total goodwill by $0.4 million as a result of the utilization of a portion of VitalStream’s net operating loss carryforwards. The total recorded amount of goodwill was $190.7 million as of March 31, 2008.

Generally, any adjustments made as a result of the impairment testing are required to be recognized as operating expense. As noted, our annual impairment review date is August 1.  We will begin the process of collecting information for the evaluation in the second half of the second quarter. If the preliminary stages of our review indicate a possible impairment, we will proceed to the second step and seek to complete such process as of a date earlier than August 1.

Depreciation and amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, for the three months ended March 31, 2008 increased 10% to $5.4 million compared to $4.9 million for the three months ended March 31, 2007. The $0.5 million increase is the result of a full three months of the post-acquisition depreciation and amortization of VitalStream property and equipment and amortizable intangible assets and an increased depreciable base of assets as we upgraded our P-NAP facilities and continue to expand our data center facilities.

Income taxes. The provision for income taxes was $0.3 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended March 31, 2008 and 2007 was 27.3% and 1%, respectively.  The fluctuation in the effective income tax rate is attributable to discrete events during 2007 – the release of our United Kingdom, or U.K., valuation allowance, unrecognized tax benefits, and the creation of a domestic deferred tax liability related to tax amortization of goodwill from the acquisition of VitalStream.  The effective annual rate for 2008 could change due to number of factors including, but not limited to, our geographic profit mix between the U.K. and the United States, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, and the expiration of the statute of limitations for open years

We continue to maintain a full valuation allowance against our non-U.K. unrealized deferred tax assets of approximately $183.4 million, consisting primarily of net operating loss carryforwards.  We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability on a consolidated basis or by certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  Based on an analysis of our projected 2008 and 2009 domestic income, we may have sufficient positive evidence within the next twelve months to begin releasing the valuation allowance against our domestic deferred tax assets

Tax years 2003 through 2006 remain open to examination by jurisdictions to which we are subject, and net operating losses from previous years are subject to adjustment upon audit prior to being fully utilized.

Liquidity and Capital Resources

Cash Flow for the Three Months ended March 31, 2008 and 2007

Net cash from operating activities.

Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2008. Our net income, adjusted for non-cash items, generated cash from operations of $11.0 million while changes in operating assets and liabilities represented a use of cash from operations of $5.0 million. The primary non-cash adjustment was $6.6 million for depreciation and amortization, which includes the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and the first quarter of 2008. Non-cash adjustments also include $2.4 million for stock-based compensation expense, which is further discussed above in the section captioned “Results of Operations.” The changes in operating assets and liabilities includes an increase in prepaid expenses, deposits and other assets of $3.2 million, mostly due to a deposit for one of our telecommunication vendors. There were also decreases in accrued expenses and accounts payable of $1.8 million and $1.5 million, respectively. The accrued expenses decrease was primarily due to the payment of employee bonuses during the three months ended March 31, 2008 and the decrease in accounts payable was due to a higher than normal balance at December 31, 2007. This higher balance at December 31, 2007 was largely due to the implementation near year-end of a new telecommunications expense management system for our direct costs and our ongoing data center expansion. These changes were partially offset by a decrease in accounts receivable of $2.8 million. The decrease in accounts receivable is due to a higher than normal balance at December 31, 2007, primarily from the migration of former VitalStream and other customers to Internap billing and systems platforms. Quarterly days sales outstanding at March 31, 2008 increased to 48 days from 38 days at March 31, 2007.

Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2007, and was primarily due to net loss adjusted for non-cash items of $1.5 million and changes in operating assets and liabilities (excluding the effects of acquisition) of $7.7 million. The increase in payables is primarily related to the timing of payments with the March 31, 2007 balance being consistent with our normal operating expenses and payment terms.

We anticipate continuing to generate cash flows from our results of operations, that is, net income (loss) adjusted for non-cash items, and manage changes in operating assets and liabilities towards a net $0 change over time in subsequent periods. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements, to repay our outstanding debt as its becomes due and to meet our other commitments and obligations as they become due.

Net cash from investing activities.

Net cash used in investing activities for the three months ended March 31, 2008 was $8.1 million, primarily due to capital expenditures of $10.1 million. Our capital expenditures were principally for the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. We expect total capital expenditures of $45.0 to $50.0 million for the year ended December 31, 2008, funded from both cash from operations and borrowings from our credit agreement.

Net cash used in investing activities for the three months ended March 31, 2007 was $1.4 million, primarily due to capital expenditures of $3.8 million. Our capital expenditures were principally for upgrading our P-NAP facilities and the expansion of our data center facilities.

Net cash from financing activities.

Net cash used in financing activities for the three months ended March 31, 2008 was $0.2 million, primarily due to principal payments on capital leases of $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2007 was $1.9 million. Cash provided by financing activities was primarily due to proceeds from stock options of $3.7 million, offset by principal payments on a note payable and capital leases of $1.9 million.

Liquidity.

We recorded net income of $0.7 million for the three months ended March 31, 2008 and a net loss of $10.7 million for the three months ended March 31, 2007. As of March 31, 2008, our accumulated deficit was $861.3 million. We cannot guarantee that we will be profitable in the future, given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We expect to meet our cash requirements in 2008 through a combination of net cash provided by operating activities, existing cash, cash equivalents and investments in marketable securities, and borrowings under our credit agreement, especially for capital expenditures.  We expect to incur these capital expenditures primarily for the continued expansion of our P-NAP and data center facilities. We may also utilize our revolving line of credit, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

Short-term investments.   Short-term investments primarily consist of high credit quality corporate debt securities, commercial paper and U.S. Government Agency debt securities. At March 31, 2008, our balance in short-term investments was $12.4 million. All short-term investments have original maturities greater than 90 days but less than one year, are classified as available for sale and reported at fair value.

Non-current investments.  Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. At March 31, 2008, our balance in auction rate securities was $6.8 million, all of which carried AAA/Aaa ratings as of March 31, 2008.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  They have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

While we continue to earn interest on our auction rate securities at maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investments in auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, we recorded an unrealized loss of approximately $0.3 million related to our auction rate securities as of March 31, 2008. We believe this unrealized loss is temporary, primarily attributable to the limited liquidity of these investments, and have no reason to believe that any of the underlying issuers are presently at risk of default.   We further anticipate that we will be able to sell our auction rate securities in the future without loss. Due to the uncertainty as to when the auction rate securities markets will improve, we changed the classification of our auction rate securities to non-current investments as of March 31, 2008, from current investments as of December 31, 2007.

Restructuring liability.   We continue to have a liability of $9.4 million for restructuring, primarily for ongoing real estate obligations, related to restructuring plans implemented in 2001 and March 2007.  For additional information, refer to note 9 of the accompanying unaudited condensed consolidated financial statements provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Credit Agreement provides for a four-year revolving credit facility, or the Revolving Credit Facility, in the aggregate amount of up to $5.0 million which includes a $5.0 million sub-limit for letters of credit.  With the prior approval of the administrative agent, we may increase the total commitments by up to $15.0 million for a total commitment under the Revolving Credit Facility of $20.0 million.  The Revolving Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. As of March 31, 2008, no borrowings were outstanding under the Revolving Credit Facility. A total of $6.1 million of letters of credit were issued and outstanding as of March 31, 2008, including $4.0 million which are secured by the Revolving Credit Facility and $2.1 million secured by restricted cash. The letters of credit primarily secure certain of our real estate leases.

The Credit Agreement also provides for a four-year term loan, or the Term Loan, in the amount of $30.0 million.  We borrowed $20.0 million concurrently with the closing and used a portion of the proceeds from the Term Loan to pay off our prior credit facility.  We intend to use the remaining proceeds to fund capital expenditures related to the expansion of our data center facilities. The balance outstanding on the Term Loan at March 31, 2008 was $19.8 million and is shown net of $0.2 million debt discount, which is being amortized to interest expense using the interest method over the term of the loan.

The interest rate on the Revolving Credit Facility and Term Loan is a tiered LIBOR-based rate that depends on our 12-month trailing EBITDA. As of March 31, 2008, the interest rate was 4.395%.

We are required to make only interest payments on the Term Loan during the first 12 months of its four-year term.  Commencing on the last day of the first calendar quarter after the first anniversary of the closing, the outstanding amount of the Term Loan will amortize on a straight-line schedule with the payment of 1/16 of the original principal amount of the Term Loan due quarterly.  We will pay all unpaid amounts at maturity, which is September 14, 2011.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to net funded debt to EBITDA ratio and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.  As of March 31, 2008, we were in compliance with the financial and other covenants.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at March 31, 2008 totaled $1.2 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments in marketable securities. Short-term investments primarily consist of high credit quality corporate debt securities, commercial paper and U.S. Government Agency debt securities. All of our investments have original maturities greater than 90 days but less than one year. All short-term investments are classified as available for sale and reported at fair value. Due to the short-term nature of our investments in marketable securities, we do not believe there is any material exposure to market risk changes in interest rates. We estimate that a change in the effective yield of 100 basis points would change our interest income by approximately $0.1 million per year.

Non-current investments.  Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans which are substantially backed by the federal government. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process.  Although these securities are issued and rated as long term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.  Uncertainties in the credit markets affect the liquidity of our holdings in auction rate securities.  We did not experience any unsuccessful auction rate resets during the year ended or the initial rate resets immediately following December 31, 2007, however, we have experienced failures on each of our subsequent auction rate resets.  All of our auction rate securities auctions have now failed at least twice. Nevertheless, we continue to receive interest every 28 days. While our investments are of high credit quality, at this time we are uncertain as to whether or when the liquidity issues relating to these investments will worsen or improve. Because of this illiquidity in the auction rate securities markets, we recorded an unrealized loss of $0.3 million in March 2008 to reflect the estimated fair value of our auction rate securities. This unrealized loss is judged to be temporary and we anticipate that we will be able to sell our auction rate securities holdings in the future without loss. Due to the uncertainty as to when the auction rate securities markets will improve, we also changed the classification of our investments in auction rate securities to non-current. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit. As of March 31, 2008, we have a total of $6.8 million invested in auction rate securities. We estimate that a change in the effective yield of 100 basis points would change our interest income by less than $0.1 million per year.

Other investments. We have invested $4.1 million in Internap Japan Co, Ltd., or Internap Japan, our joint venture with NTT-ME Corporation and NTT Holdings. This investment is accounted for using the equity-method, and to date we have recognized $3.3 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services being offered by Internap Japan has not been proven and may never materialize.

                Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by approximately $0.2 million per year. As of March 31, 2008, we had $19.8 million of outstanding debt with an interest rate of 4.395%.

Foreign currency risk. Substantially all of our revenue is currently in U.S. dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness described below.

Changes in Internal Control over Financial Reporting

                Management identified the following material weakness in our internal control over financial reporting as of December 31, 2007, which has not yet been fully remediated:

We did not maintain effective controls over the completeness, accuracy, valuation, and disclosure of sales adjustments. Specifically, we did not maintain effective controls, including controls over the analysis of requests for sales credits and billing adjustments, to provide timely information for management to assess the completeness, accuracy, valuation, and disclosure of sales adjustments.  This control deficiency resulted in the misstatement of our revenue, net accounts receivable and related financial disclosures, and in the revision of the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 and in an adjustment to the consolidated financial statements for the quarter ended December 31, 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

Plan for Remediation of the Material Weakness

To remediate the material weakness described above and to enhance our internal control over financial reporting, management implemented plans in the first quarter of 2008 to its existing controls for the analysis of requests for sales adjustments, which include but are not limited to, the following additional processes and controls:

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

The logging system and customer tracking processes noted above have been put in place but continue to be tested and refined. The weekly review has been fully implemented, but remains subject to our internal control testing to be fully remediated. The review by finance management is ongoing as we continue to develop and accumulate the data from the other processes and controls.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 From time to time, we may be subject to  legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2008	—	$—	—	—
February 2008	6,071	7.82	—	—
March 2008	17,112	5.10	—	—
Total	23,183	$5.81	—	—

1 These shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of shares of Internap restricted common stock issued to employees.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	2008 Executive Bonus Award Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2008).†

10.2	2008 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2008). †

10.3
Joinder Agreement to the Employment Security Plan executed by George E. Kilguss, III (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2008). †

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

†   Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.
*    Documents filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION (Registrant)

By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2008