Form 10-K/A
period 2007-12-31
INTERNAP NETWORK SERVICES CORP
filed 2008-06-05
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Internap Network Services Corporation (the “Company” or “Internap”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 31, 2008 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A  for the fiscal year ended December 31, 2007, filed on April 30, 2008 (“Amendment 1”), to amend the table entitled “Equity Compensation Plan Information” in Part II, Item 5 because the Company discovered a correction that it needed to make in that table. This Amendment 2 amends the table entitled “Equity Compensation Plan Information” in Part II, Item 5 of the Company’s Original Filing only, and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original March 31, 2008 filing date.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated June 5, 2008 in connection with this Amendment No. 2 on Form 10-K/A.  Because this Amendment 2 does not include any financial statements, our Chief Executive Officer and Chief Financial Officer are not providing written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been amended to speak to any later date. This Amendment 2 does not amend, modify or update any other information in the Original Filing, other than the table entitled “Equity Compensation Plan Information” in Part II, Item 5. All information contained in this Amendment 2, Amendment 1 and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table entitled “Equity Compensation Plan Information” is amended and replaced by the following:

The following table provides information regarding our current equity compensation plans as of December 31, 2007 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,173	(1)	$13.29	2,817	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	3,173		$13.29	2,817

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

(2)	Includes 276,000 shares available for issuance under the Purchase Plan.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(3)	Index to Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed James P. DeBlasio, President, Chief Executive Officer and Director of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by George Kilguss, Chief Financial Officer of the Company.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION

Date: June 5, 2008

	By:	/s/ Richard P. Dobb
Richard P. Dobb
Vice President and General Counsel