Form 10-Q
period 2008-06-30
INTERNAP NETWORK SERVICES CORP
filed 2008-08-11
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 50,225,433 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should,” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those set forth in this quarterly report under “Item 1A. Risk Factors.”  We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Services Corporation.

PART I. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Internet protocol (IP) services	$30,395	$29,740	$61,519	$59,056
Data center services	26,511	19,856	51,696	37,954
Content delivery network (CDN) services	5,419	5,222	11,163	7,274
Other	—	3,676	—	7,744
Total revenues	62,325	58,494	124,378	112,028
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	11,401	10,573	22,691	20,912
Data center services	20,028	14,095	38,152	28,400
CDN services	2,055	1,958	4,004	2,621
Other	—	2,991	—	6,312
Direct costs of amortization of acquired technologies	1,229	1,054	2,458	1,708
Direct costs of customer support	4,203	4,330	8,568	7,718
Product development	2,052	1,747	4,343	3,002
Sales and marketing	7,711	8,341	16,540	14,531
General and administrative	8,478	7,896	15,826	15,539
Provision for doubtful accounts	3,042	437	3,697	626
Restructuring and asset impairment	—	—	—	11,349
Acquired in-process research and development	—	—	—	450
Depreciation and amortization	5,699	5,912	11,080	10,824
Gain on disposals of property and equipment	—	—	(16)	(4)
Total operating costs and expenses	65,898	59,334	127,343	123,988
Loss from operations	(3,573)	(840)	(2,965)	(11,960)

Non-operating (income) expense:
Interest income	(507)	(671)	(1,208)	(1,364)
Interest expense	180	267	490	490
Write-off of investment	—	1,178	—	1,178
Other, net	22	(20)	103	(19)
Total non-operating (income) expense	(305)	754	(615)	285

Loss before income taxes and equity in earnings of equity method investment	(3,268)	(1,594)	(2,350)	(12,245)
Provision for income taxes	46	106	297	156
Equity in earnings of equity-method investment, net of taxes	(77)	(17)	(149)	(24)
Net loss	$(3,237)	$(1,683)	$(2,498)	$(12,377)

Net loss per share, basic and diluted	$(0.07)	$(0.03)	$(0.05)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per share	49,208	48,515	49,159	44,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

 INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,931	$52,030
Short-term investments in marketable securities	12,355	19,569
Accounts receivable, net of allowance of $8,827 and $5,470, respectively	29,570	36,429
Inventory	657	304
Prepaid expenses and other assets	9,350	8,464
Deferred tax asset, current portion	406	479
Total current assets	107,269	117,275

Property and equipment, net of accumulated depreciation of $175,787 and $165,543, respectively	74,571	65,491
Investments	8,061	1,138
Intangible assets, net of accumulated amortization of $27,042 and $23,921, respectively	39,887	43,008
Goodwill	190,677	190,677
Restricted cash	1,000	4,120
Deposits and other assets	2,867	2,287
Deferred tax asset, non-current	3,023	3,014
Total assets	$427,355	$427,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$4,920	$2,413
Accounts payable	18,874	19,624
Accrued liabilities	9,844	10,159
Deferred revenues, current portion	3,922	4,807
Capital lease obligations, current portion	810	805
Restructuring liability, current portion	1,929	2,396
Other current liabilities	112	108
Total current liabilities	40,411	40,312

Notes payable, less current portion	14,888	17,354
Deferred revenues, less current portion	2,299	2,275
Capital lease obligations, less current portion	120	452
Restructuring liability, less current portion	7,057	7,697
Deferred rent	13,158	11,011
Deferred tax liability	632	398
Other long-term liabilities	821	878
Total liabilities	79,386	80,377

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,190 and 49,759 shares outstanding at June 30, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	1,212,759	1,208,191
Accumulated deficit	(864,508)	(862,010)
Accumulated other comprehensive income	(61)	402
Treasury stock, at cost, 51 shares at June 30, 2008	(271)	—
Total stockholders' equity	347,969	346,633
Total liabilities and stockholders' equity	$427,355	$427,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,498)	$(12,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	—	3,632
Acquired in-process research and development	—	450
Depreciation and amortization	13,538	12,532
Gain on disposal of assets	(16)	(4)
Provision for doubtful accounts	3,697	626
Income from equity method investment	(149)	(24)
Non-cash changes in deferred rent	2,147	(1,035)
Stock-based compensation expense	4,449	4,415
Deferred income taxes	298	—
Other, net	(32)	81
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	3,000	(3,644)
Inventory	(353)	46
Prepaid expenses, deposits and other assets	(1,302)	184
Accounts payable	(750)	1,500
Accrued and other liabilities	(578)	(2,646)
Deferred revenues	(699)	375
Accrued restructuring charge	(1,107)	8,149
Net cash provided by operating activities	19,645	12,260

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,521)	(17,024)
Purchases of investments in marketable securities	(16,245)	(17,141)
Maturities of investments in marketable securities	16,295	10,992
Change in restricted cash, excluding effects of acquisition	3,120	—
Cash received from acquisition, net of costs incurred for the transaction	—	3,203
Net cash used in investing activities	(16,351)	(19,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	—	(2,852)
Payments on capital lease obligations	(393)	(1,240)
Stock compensation plans	42	6,819
Other, net	(42)	(33)
Net cash (used in) provided by financing activities	(393)	2,694

Net increase (decrease) in cash and cash equivalents	2,901	(5,016)
Cash and cash equivalents at beginning of period	52,030	45,591
Cash and cash equivalents at end of period	$54,931	$40,575
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued and stock options assumed for acquisition of VitalStream	$—	$208,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
					Accumulated
			Additional		Other		Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Income	Stock	Equity

SIX MONTHS ENDED JUNE 30, 2008:
Balance, December 31, 2007	49,759	$50	$1,208,191	$(862,010)	$402	$—	$346,633
Net loss	—	—	—	(2,498)	—	—	(2,498)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	(472)	—	(472)
Foreign currency translation adjustment	—	—	—	—	9	—	9
Total comprehensive loss*							(2,961)
Stock compensation plans activity	75	—	313	—	—	(271)	42
Stock-based compensation	356	—	4,255	—	—	—	4,255
Balance, June 30, 2008	50,190	$50	$1,212,759	$(864,508)	$(61)	$(271)	$347,969

SIX MONTHS ENDED JUNE 30, 2007:
Balance, December 31, 2006	35,873	$36	$982,624	$(856,455)	$320	$—	$126,525
Net loss	—	—	—	(12,377)	—	—	(12,377)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	207	—	207
Foreign currency translation adjustment	—	—	—	—	18	—	18
Total comprehensive loss*							(12,152)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	—	—	—	208,293
Stock compensation plans activity	937	2	6,817	—	—	—	6,819
Stock-based compensation	490	—	4,415	—	—	—	4,415
Balance, June 30, 2007	49,506	$50	$1,202,137	$(868,832)	$545	$—	$333,900

*Total comprehensive loss was $(3,412) and $(1,502) for the three months ended June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature Of Operations And Basis Of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) delivers high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We serve both domestic and international customers in the financial services, healthcare, technology, retail, travel, media/entertainment, and other markets. Our product and service offerings are complemented by Internet Protocol, or IP, access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 53 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Savvis, Inc., Global Crossing Limited, and Level 3 Communications, Inc. We operate and manage the Company in three business segments: IP services, data center services and CDN services.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2008 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2007 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, the provision for doubtful accounts, network cost accruals, sales, use and other taxes, recoverability of long-lived assets and goodwill, depreciation of property and equipment, restructuring allowances and stock-based compensation. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2008.

Reclassifications

For the three and six months ended June 30, 2007, we have classified all revenues and direct costs of network, sales and services previously reported in other, non-segmented results, except for third party CDN services, in the most closely related business segments to provide a more accurate view of the results of operations of the business segments.  Financial information for 2007 has also been reclassified to conform to the current period presentation.  None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization, or net loss.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The effect of these reclassifications is shown below (in thousands):

Three Months Ended June 30, 2007:	IP Services	Data Center Services	CDN Services	Other	Total
Revenues:
Previously reported	$29,345	$19,927	$5,235	$3,987	$58,494
Reclassification of sales credits and billing adjustments	(106)	(125)	(13)	244	—
Reclassification of termination fees and professional and reseller products and services	501	54	—	(555)	—
Revised	$29,740	$19,856	$5,222	$3,676	$58,494

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$10,516	$14,095	$1,958	$3,048	$29,617
Reclassification of professional and reseller products and services	57	—	—	(57)	—
Revised	$10,573	$14,095	$1,958	$2,991	$29,617

Six Months Ended June 30, 2007:
Revenues:
Previously reported	$58,382	$38,230	$7,287	$8,129	$112,028
Reclassification of sales credits and billing adjustments	(434)	(420)	(13)	867	—
Reclassification of termination fees and professional and reseller products and services	1,108	144	—	(1,252)	—
Revised	$59,056	$37,954	$7,274	$7,744	$112,028

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$20,738	$28,400	$2,621	$6,486	$58,245
Reclassification of professional and reseller products and services	174	—	—	(174)	—
Revised	$20,912	$28,400	$2,621	$6,312	$58,245

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2.	Business Combination

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

    The following unaudited pro forma consolidated financial information reflects our results of operations for the six months ended June 30, 2007 as if the acquisition of VitalStream had occurred at the beginning of the period. Pro forma net loss and net loss per share for the six months ended June 30, 2007 include non-recurring charges for restructuring and asset impairment of $11.4 million and acquired in-process research and development of $0.5 million. These pro forma results are not necessarily indicative of what our operating results would have been had the acquisition actually taken place at the beginning of the period (in thousands, except per share amounts):

Six Months Ended June 30, 2007:
Pro forma revenues	$114,356
Pro forma net loss	(18,191)
Pro forma net loss per share, basic and diluted	(0.34)

3.	Segments

The following tables show operating results for our reportable segments, along with reconciliations from segment profit to loss before income taxes and equity in earnings of equity-method investment:

	IP Services	Data Center Services	CDN Services	Other	Total
Three Months Ended June 30, 2008:
Revenues	$30,395	$26,511	$5,419	$—	$62,325
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	11,401	20,028	2,055	—	33,484
Segment profit	$18,994	$6,483	$3,364	$—	28,841
Other operating expenses					32,414
Loss from operations					(3,573)
Non-operating income					305
Loss before income taxes and equity in
earnings of equity-method investment					$(3,268)

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	IP Services	Data Center Services	CDN Services	Other	Total
Three Months Ended June 30, 2007:
Revenues	$29,740	$19,856	$5,222	$3,676	$58,494
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	10,573	14,095	1,958	2,991	29,617
Segment profit	$19,167	$5,761	$3,264	$685	28,877
Other operating expenses					29,717
Loss from operations					(840)
Non-operating expense					(754)
Loss before income taxes and equity in
earnings of equity-method investment					$(1,594)

Six Months Ended June 30, 2008:
Revenues	$61,519	$51,696	$11,163	$—	$124,378
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	22,691	38,152	4,004	—	64,847
Segment profit	$38,828	$13,544	$7,159	$—	59,531
Other operating expenses					62,496
Loss from operations					(2,965)
Non-operating income					615
Loss before income taxes and equity in
earnings of equity-method investment					$(2,350)

Six Months Ended June 30, 2007:
Revenues	$59,056	$37,954	$7,274	$7,744	$112,028
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	20,912	28,400	2,621	6,312	58,245
Segment profit	$38,144	$9,554	$4,653	$1,432	53,783
Other operating expenses					65,743
Loss from operations					(11,960)
Non-operating loss					(285)
Loss before income taxes and equity in
earnings of equity-method investment					$(12,245)

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4.	Stock-Based Compensation

On March 20, 2008, we granted 0.2 million shares of restricted common stock with performance-based vesting.  The awards will vest in increments of one-third beginning on the first anniversary of the grant date if the Company achieves revenue and adjusted earnings levels established by the board of directors.  The term adjusted earnings is defined in the long-term incentive plan.  The Company will either meet or not meet both goals in a given year.  With respect to all shares of performance-based restricted stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of grant.  For the performance-based restricted stock awards, we recognize compensation expense based on management’s assessment of the probability that the performance conditions will be achieved. Management must use its judgment to make the probability assessment and, as of June 30, 2008, believes the performance conditions will not be met.

We have also recorded a $0.3 million liability classified as performance based awards to be issued in lieu of cash bonuses to certain members of senior management if performance targets are achieved.  If actual results differ from management’s assumptions, future results related to these performance based awards could be materially different.

Total stock-based compensation was $2.1 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively, and $4.4 million for the six months ended June 30, 2008 and 2007. These amounts include $0.1 million of capitalized stock-based compensation during the six months ended June 30, 2008. We use the Black-Scholes option valuation model to determine stock-based compensation expense.

5.	Restructuring and Asset Impairment

As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007, we incurred a restructuring and impairment charge of $10.3 million during the three months ended March 31, 2007. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before March 31, 2007. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. Net related expenditures were estimated to be $10.7 million, of which $3.5 million has been paid through June 30, 2008, and the balance continuing through December 2016, the last date of the longest lease term.  These expenditures are expected to be paid out of operating cash flows. The impairment charge of $1.3 million was related to the leases referenced above and less than $0.1 million for other assets. Cost savings from the restructuring were estimated to be approximately $0.8 million per year through 2016, primarily for rent expense.

In 2001, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. Additional related charges have subsequently been incurred as we continued to evaluate our restructuring reserve.

The following table displays the activity and balances for the restructuring activity for the six months ended June 30, 2008 (in thousands):

	December 31, 2007 Restructuring Liability	Cash Payments	Non-Cash Adjustments	June 30, 2008 Restructuring Liability
Activity for 2007 restructuring charge:
Real estate obligations	$6,312	$(438)	$111	$5,985
Employee separations	406	(260)	(77)	69

Total 2007 restructuring activity	6,718	(698)	34	6,054

Activity for 2001 restructuring charge:
Real estate obligations	3,375	(409)	(34)	2,932

Total	$10,093	$(1,107)	$—	$8,986

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

We also recorded a $1.1 million impairment charge during the six months ended June 30, 2007 for our sales order-through-billing system. This impairment charge was not related to any specific segment.

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, we perform our annual impairment analysis of goodwill as of August 1 of each year in accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, the impairment analysis of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  We have experienced declines in our consolidated operating results during the first two quarters of 2008 as compared to our projections.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 142.   An impairment of goodwill may also lead us to record an impairment of other intangible assets.

6.	Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year as required by Accounting Principals Board Opinion No. 28, “Interim Financial Reporting.” The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

Our effective income tax rate, as a percentage of pre-tax net income, for the six months ended June 30, 2008 and 2007 was (13%) and (1%), respectively.  The fluctuation in the effective income tax rate is attributable to discrete events including the creation of a deferred tax liability related to the tax amortization of goodwill from the acquisition of VitalStream in February 2007.  Movement in the deferred tax asset caused a corresponding movement in the provision for income taxes during the six months ended June 30, 2008.  The effective income tax rate for the year ending December 31, 2008 could further change due to number of factors including, but not limited to, our geographic profit mix between the U.K. and the United States, enactments of new tax laws, new interpretations of existing tax laws and rulings by taxing authorities.

We continue to maintain a full valuation allowance against our non-U.K. unrealized deferred tax assets of approximately $185.0 million, consisting primarily of net operating loss carryforwards.  We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability on a consolidated basis or by certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  Based on an analysis of our projected 2008 and 2009 domestic income, we may have sufficient positive evidence within the next twelve months to begin releasing the valuation allowance against our domestic deferred tax assets.

Tax years 2005 through 2007 remain open to examination by United States Department of Treasury. Currently in the U.K., the tax years which remain open to examination include 2004 through 2007.  Additionally, other state and foreign jurisdictions remain open to examination. Net operating losses carryforwards remain subject to examination for the corresponding jurisdiction's statutory period following the period which the net operating loss is fully utilized.

7.	Net Loss Per Share

We computed basic and diluted net loss per share using the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding options and warrants to purchase common stock and unvested restricted stock as such securities are anti-dilutive for all periods presented.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Basic and diluted net loss per share for the three and six months ended June 30, 2008, and 2007 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,237)	$(1,683)	$(2,498)	$(12,377)

Weighed average shares outstanding, basic and diluted	49,208	48,515	49,159	44,932

Net loss per share, basic and diluted	$(0.07)	$(0.03)	$(0.05)	$(0.28)

Anti-dilutive securities not included in diluted net loss per share calculation:
Stock compensation plans	4,137	4,411	4,137	4,411
Warrants to purchase common stock	34	34	34	34

Total anti-dilutive securities	4,171	4,445	4,171	4,445

8.	Investments

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. See note 10 for further a further description of this standard. The fair value hierarchy is summarized as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities;
●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds and other	$48,538	$—	$—	$48,538
Corporate debt securities	—	7,680	—	7,680
Commercial paper	—	4,755	—	4,755
Auction rate securities	—	—	6,727	6,727
Total	$48,538	$12,435	$6,727	$67,700

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Level 3 assets consist of auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. They are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. We have used a discounted cash flow model to estimate fair value of our investments in auction rate securities as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, during the three and six month periods ended June 30, 2008 we recorded an unrealized loss of approximately $0.1 million and $0.4 million, respectively, related to our auction rate securities. We believe this unrealized loss is primarily attributable to the illiquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default.  We have classified our auction rate securities as noncurrent investments as of June 30, 2008, versus current investments as of December 31, 2007.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$7,150
Unrealized loss included in other comprehensive income for the three months ended March 31, 2008	(330)
Balance at March 31, 2008	6,820
Unrealized loss included in other comprehensive income for the three months ended June 30, 2008	(93)
Balance at June 30, 2008	$6,727

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

9.	Contingencies and Litigation

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

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principals generally accepted in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, FAS 157-1, which provides supplemental guidance on the application of SFAS No. 157, and FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on at least an annual basis until 2009. In accordance with FSP FAS 157-2 we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the financial statements as of June 30, 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of assets and liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a significant impact, if any, on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”   SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP FAS 142-3 to have a material effect on our financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principals.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations and cash flows.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We deliver high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We currently have more than 3,700 customers, serving financial services, healthcare, technology, retail, travel, and media/entertainment markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by Internet protocol, or IP, access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 53 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Savvis, Inc., Global Crossing Limited, and Level 3 Communications, Inc.

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

We operate in three business segments: IP services, data center services and CDN services. For additional information about these segments, see note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1.

As discussed in note 1 to the accompanying unaudited condensed consolidated financial statements, we reclassified prior period credits for sales and billing adjustments, early termination fee revenues, revenues and direct costs for professional and reseller products and services, except for third party CDN services, from other revenues to the most closely-related business segment. These reclassifications were made to prior periods to provide a more accurate view of the results of operations of the business segments.  None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization, or net loss.

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

Our IP services segment also includes our flow control platform, or FCP. The FCP provides network performance management and monitoring for companies with multi-homed networks and redundant Internet connections.  The FCP proactively reviews customer networks for the best performing route, the most cost-effective route and routes according to customer specific requirements.  We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint. FCP represents less than 5% of our IP services and consolidated revenues for the three and six months ended June 30, 2008 and 2007.

Data Center Services

Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We offer a comprehensive solution at 44 service points, including eight locations managed by us and 36 locations managed by third parties, referred to as partner sites.

Data center services also enable us to have a more flexible product offering, including bundling our high performance IP connectivity and managed services, such as content delivery, along with hosting customers' applications. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We also have relationships with various providers to extend our P-NAP services into markets with high demand.

CDN Services

Our CDN services enable our customers to quickly and securely stream and distribute video, audio, advertising, and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, content is delivered with high quality regardless of audience size or geographic location. Our MediaConsole content management tool provides our customers the benefit of a single, easy to navigate system featuring Media Asset Management, Digital Rights Management, or DRM, support, and detailed reporting tools. With MediaConsole, our customers can use one application to manage and control access to their digital assets, deliver advertising campaigns, view network conditions, and gain insight into habits of their viewing audience.

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

Other

Other revenues and direct costs of network, sales and services are made up of third party CDN services. Throughout 2007, other revenues and other direct costs of network decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

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

Direct costs of network, sales and services. Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing Internet network service providers, or ISPs, and competitive local exchange providers;

●	facility and occupancy costs for housing and operating our and our customers’ network equipment;

●	costs of license fees for operating systems software, advertising royalties to content rights owners and advertising distribution costs;

●	costs incurred for providing additional third party services to our customers; and

●	costs of FCP solutions sold.

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

Direct costs of customer support. Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations center are included in direct costs of customer support.

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

Three and Six Months Ended June 30, 2008 and 2007

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

For the three months ended June 30, 2008, total revenues were $62.3 million, an increase of 7% over the three months ended June 30, 2007.  While all three of our reporting segments contributed, strong demand in our data center services segment was the primary driver of the year over year increase in revenues.  Segment profit was $28.8 million for the three months ended June 30, 2008, essentially flat compared to the same period in 2007.   Segment profit as a percentage of revenues decreased to 46% from 49% for the three months ended June 30, 2008 and 2007, respectively.  This decline as a percentage of revenues was principally due to the data center services segment having additional opening and expansion costs that preceded associated revenues in sites operated by us.  Total operating costs and expenses for the three months ended June 30, 2008 included an increase in the provision for doubtful accounts of $3.0 million.  This increase in the allowance primarily addressed accounts receivable outstanding greater than 90 days, the majority of which were in our CDN services segment.

We continue to maintain a strong balance sheet and sufficient liquidity. Our balance of cash and cash equivalents, short-term investments in marketable securities and restricted cash was $68.3 million and our accounts receivable, net of allowance, were $29.6 million at June 30, 2008. Quarterly days sales outstanding at June 30, 2008 decreased to 43 days from 54 days at December 31, 2007 due to the increased allowance for doubtful accounts as well as improvement in collection times.  Our balance sheet also includes $230.6 million of intangibles, net of accumulated amortization, of which $190.7 million is goodwill.  The majority of the goodwill is attributable to our acquisition of VitalStream.  We perform our annual assessment of goodwill for impairment as of August 1 of each year, in conjunction with our annual budgeting process.  In completing the analysis, we will take into consideration the year to date performance of each of our business units and our expectations for the business units in future periods.  This analysis is expected to be completed during the three months ended September 30, 2008.

Capital expenditures for the six months ended June 30, 2008 were $19.5 million due to continued expansion of data centers managed by us and investment in our CDN and IP services infrastructure.

The following table sets forth, as a percentage of total revenues, selected statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Internet protocol (IP) services	48.8%	50.8%	49.4%	52.7%
Data center services	42.5	34.0	41.6	33.9
Content delivery network (CDN) services	8.7	8.9	9.0	6.5
Other	—	6.3	—	6.9
Total revenues	100.0	100.0	100.0	100.0

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	18.3	18.1	18.2	18.7
Data center services	32.1	24.1	30.7	25.4
CDN services	3.3	3.3	3.2	2.3
Other	—	5.1	—	5.6
Direct costs of amortization of acquired technologies	2.0	1.8	2.0	1.5
Direct costs of customer support	6.7	7.4	6.9	6.9
Product development	3.3	3.0	3.5	2.7
Sales and marketing	12.4	14.3	13.3	13.0
General and administrative	13.6	13.5	12.7	13.9
Provision for doubtful accounts	4.9	0.7	3.0	0.5
Restructuring and asset impairment	—	—	—	10.1
Acquired in-process research and development	—	—	—	0.4
Depreciation and amortization	9.1	10.1	8.9	9.7
Total operating costs and expenses	105.7	101.4	102.4	110.7
Loss from operations	(5.7)%	(1.4)%	(2.4)%	(10.7)%

Segment information. We have three business segments: IP services, data center services and CDN services. IP services include managed and premise-based high performance IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. We are increasingly bundling our data center services with our high performance IP connectivity services. CDN services include products and services for storing, delivering and monetizing digital media to large global audiences over the Internet. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services. Instead, we were a reseller of third party CDN services for which revenues and direct costs are included in other revenues and direct costs of network, sales and services for the three and six months ended June 30, 2007, discussed below. Throughout 2007 our third party CDN services and associated direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

Our reportable segments are strategic business units that offer different products and services. As of June 30, 2008, our customer base totaled more than 3,700 customers across more than 20 metropolitan markets.

IP services. Revenues for IP services increased $0.7 million, or 2%, to $30.4 million for the three months ended June 30, 2008, compared to $29.7 million for the three months ended June 30, 2007. For the six-month period, IP services revenues increased $2.5 million, or 4%, to $61.5 million as of June 30, 2008, compared to $59.1 million as of June 30, 2007. The increase in IP revenues is driven by an increase in demand, partially offset by a decline in IP pricing. We continue to experience increasing demand for our traditional IP services, with IP traffic increasing approximately 55% from June 30, 2007 to June 30, 2008. The increase in IP traffic has resulted from an increase in the number of customers and customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. Ongoing industry-wide pricing declines over the last several years, however, have offset a portion of our gains in customers and IP traffic. The effective price we charge our customers for IP Services measured in megabits per second, or Mbps, decreased approximately 24% from June 30, 2007 to June 30, 2008.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, increased $0.8 million, or 8%, to $11.4 million for the three months ended June 30, 2008, compared to $10.6 million for the three months ended June 30, 2007. For the six-month period, the related direct costs increased $1.8 million, or 9%, to $22.7 million as of June 30, 2008, compared to $20.9 million as of June 30, 2007. Direct costs of IP network, sales and services was 38% and 36% of IP services revenues for the three months ended June 30, 2008 and 2007, respectively, and 37% and 35% for the six months ended June 30, 2008 and 2007, respectively. IP services segment profit decreased $0.2 million to $19.0 million for the three months ended June 30, 2008, from $19.2 million for the three months ended June 30, 2007 and increased $0.7 million to $38.8 million for the six months ended June 30, 2008 from $38.1 million for the six months ended June 30, 2007. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are especially subject to ongoing negotiations for pricing and minimum commitments. During the six months ended June 30, 2008 we renegotiated our agreements with several of our major network service providers which have resulted in higher minimum commitments but lower bandwidth rates. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Data center services. Data center services are a significant source of revenue growth for our business. Revenues for data center services increased more than $6.6 million, or 34%, to $26.5 million for the three months ended June 30, 2008, compared to $19.9 million for the three months ended June 30, 2007. For the six-month period, data center services revenues increased more than $13.7 million, or 36%, to $51.7 million as of June 30, 2008, compared to $38.0 million as of June 30, 2007. The reason for the increase is primarily due to our data center growth initiative, which we began executing during the second quarter of 2007 and is on-going. We have also structured our data center business to accommodate larger, global customers and ensure a platform for robust traffic growth.

The direct costs of data center services, exclusive of depreciation and amortization, increased $5.9 million, or 42%, to $20.0 million for the three months ended June 30, 2008, compared to $14.1 million for the three months ended June 30, 2007. For the six-month period, the related direct costs increased $9.8 million, or 34%, to $38.2 million as of June 30, 2008, compared to $28.4 million as of June 30, 2007. Data center services contributed $6.5 million of segment profit for the three months ended June 30, 2008, an increase of $0.7 million from $5.8 million for the three months ended June 30, 2007. Data center services contributed $13.5 million of segment profit for the six months ended June 30, 2008, an increase of more than $3.9 million from $9.6 million for the six months ended June 30, 2007.  Direct costs of data center services as a percentage of corresponding revenues has increased to 76% for the three months ended June 30, 2008 from 71% for the three months ended June 30, 2007 and has decreased to 74% for the six months ended June 30, 2008 from 75% for the six months ended June 30, 2007.

The growth in data center revenues and direct costs services largely follows our expansion of data center space, and we believe the demand for data center services is outpacing industry-wide supply.  Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and third parties, referred to as partner sites, as well as the utilization of total available space.  The initial operating costs, especially for rent, of sites operated by us causes us to recognize some costs ahead of revenues but overall is more profitable at minimum levels of utilization than the use of partner sites.  Conversely, costs in partner sites are more demand-based and therefore more closely tied with the recognition of revenues.  We seek to optimize the most profitable mix of available data center space operated by us and our partners.  The increased use of partner sites is one reason for the higher percentage of direct costs for the three-month period ended June 30, 2008 compared to the same period in 2007. We continue to expand the sites operated by us and expect to have more of this space available to be used in the future as part of our data center growth initiative.

At June 30, 2008, we had approximately 207,000 square feet of data center space with a utilization rate of approximately 78%, as compared to approximately 166,000 square feet of data center space with a utilization rate of approximately 75% at June 30, 2007. We expect our recent data center expansion will provide us lower costs per occupied square foot in future periods, enabling us to increase revenues compared to relatively lower direct costs of data center services. At June 30, 2008, 114,000 square feet of data center space, or approximately 55% of our total square feet, was in data centers operated by us versus data centers operated by our vendors, or partner sites, as compared to 99,000 square feet or 60% of our total square feet at June 30, 2007. Additionally, approximately 71% of our available square feet as of June 30, 2008 and 2007 was in data centers operated by us. Both periods had a higher than usual percentage of available square feet in data centers operated by us because of recently completed build-outs of Internap operated data centers within each period.

CDN services. Revenues for our CDN services segment increased $0.2 million, or 4%, to $5.4 million for the three months ended June 30, 2008, compared to $5.2 million for the three months ended June 30, 2007. For the six-month period, revenues for our CDN services segment increased $3.9 million to $11.2 million as compared to $7.3 million for the six months ended June 30, 2007, which only includes activity from the acquisition date of VitalStream on February 20, 2007. As previously noted, we did not offer proprietary CDN services prior to our acquisition of VitalStream. Instead, we were a reseller of third party CDN services. We expect CDN services to be an area of significant growth and have upgraded and expanded related infrastructure, including in Europe and Asia, to serve the expected industry-wide demand, particularly in those regions. During the three months ended June 30, 2008 we expanded our presence into two new international CDN markets, Singapore and Sydney. Also, we extended our 100% uptime service level agreement, or SLA, to customers purchasing or renewing CDN services after January 1, 2008.  However, we have seen some softening in advertising-supported applications and longer sales cycles that have contributed to some weakness in the CDN services segment.

Direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased $0.1 million, or 5%, to $2.1 million for the three months ended June 30, 2008, compared to $2.0 million for the three months ended June 30, 2007. For the six-month period, direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased $1.4 million, to $4.0 million for the six months ended June 30, 2008, compared to $2.6 million for the six months ended June 30, 2007. Segment profit for CDN services increased $0.1 million to $3.4 million for the three months ended June 30, 2008 from $3.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, CDN segment profit increased $2.5 million to $7.2 million from $4.7 million at June 30, 2007. As noted with revenues above, costs for the six months ended June 30, 2007 only include activity after our acquisition of VitalStream on February 20, 2007. Direct costs of CDN network, sales and services were approximately 38% of CDN services revenues for the three months ended June 30, 2008, compared to 37% for the three months ended June 30, 2007. Direct costs of CDN network, sales and services was 36% of CDN services revenues for both the six month periods ended June 30, 2008 and 2007.  The direct costs in 2008 include the benefit of lower rates as we have migrated VitalStream’s former contracts and terms to our own since the acquisition in February 2007. However, the increase of direct costs as a percentage of revenues for the three months ended June 30, 2008 is primarily related to decreased revenues, as noted above. Direct costs of CDN network sales and services also include an allocation from direct costs of IP network sales and services based on the average cost of actual usage by the CDN segment.  The CDN segment will also further benefit from the renegotiated rates with our network service providers discussed above under IP Services. For the three and six months ended June 30, 2008, the allocation was $0.3 million and $0.7 million, respectively, as compared to $0.2 million for both the three and six months ended June 30, 2007.

Other. Other revenues and direct costs of network, sales and services include third party CDN services. Throughout 2007, the CDN services we began to provide following our acquisition of VitalStream steadily replaced the activity of the former third party CDN service provider.

Other operating expenses. Other than direct costs of network, sales and services, our compensation and facilities-related costs have the most pervasive impact on operating expenses.  Compensation and benefits comprise our next largest expense after direct costs of network, sales and services. Cash-basis compensation and benefits increased $0.4 million to $13.9 million for the three months ended June 30, 2008 from $13.5 million for the three months ended June 30, 2007. Cash-basis compensation increased $2.8 million to $28.0 million from $25.2 million for the six months ended June 30, 2007.  The increases in cash-basis compensation and benefits are due to $0.6 million in severance accruals for two executives recorded in the three months ended June 30, 2008, additional headcount and annual pay increases for employees effective April 1, 2008. These increases were partially offset by a reduction in the bonus accrual since we are not currently on target to achieve our established financial performance goals. The six-month period is additionally increased by having a full six months of CDN employee expense compared to four full months in 2007. Total headcount increased to 455 at June 30, 2008 compared to 431 at June 30, 2007.  Stock-based compensation decreased $0.7 million to $2.1 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, stock-based compensation was $4.4 million. The decrease for the three-month period is due to the cancellation of unvested options and awards for executives who have left the Company.  Stock-based compensation is summarized by the following financial statement captions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Direct costs of customer support	$326	$498	$812	$831
Product development	157	220	409	421
Sales and marketing	474	764	948	1,290
General and administrative	1,117	1,307	2,280	1,873
	$2,074	$2,789	$4,449	$4,415

Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, increased $0.2 million, to $2.0 million for the three months ended June 30, 2008 compared to $1.8 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008, facility and related costs increased $0.3 million to $3.8 million, as compared to $3.5 million for the six months ended June 30, 2007. The increases are primarily due to the recent relocation and upgrade of one of our sales offices to a new, larger space and having a full six months of CDN operating expenses, partly offset by ongoing cost containment efforts.

Operating costs are further discussed with the financial statement captions below.

Direct costs of amortization of acquired technologies. Direct costs of amortization of acquired technologies increased to $1.2 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. For the six-month period ended June 30, 2008, direct costs of amortization of acquired technologies increased to $2.5 million from $1.7 million for the six months ended June 30, 2007.  The increase of $0.8 million for the six months is due to a full six months of amortization of post-acquisition intangible technology assets related to CDN.

Direct costs of customer support. Direct costs of customer support decreased 3% to $4.2 million for three months ended June 30, 2008 from $4.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, direct costs of customer support increased 11% to $8.6 million, as compared to $7.7 million for the six months ended June 30, 2007. The decrease of $0.1 million for the three months was due to a $0.1 million decrease in facilities and related expenses. The six-month period increase of $0.9 million is primarily the result of a $0.7 million increase in cash-basis compensation and benefits.

Product development. Product development costs for the three months ended June 30, 2008 increased 17% to $2.1 million from $1.7 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, product development costs increased 45% to $4.3 million, as compared to $3.0 million for the six months ended June 30, 2007. The increases for the three and six months ended June 30, 2008 of less than $0.4 million and $1.3 million, respectively, are attributable to increases in cash-basis compensation and benefits and outside professional services. The increases in cash compensation were $0.3 million and $0.8 million for the three and six months, respectively, and include the movement of some employees to product development that were formerly in professional services and customer support roles in sales, marketing and direct costs of customer support. The increase in professional services of $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively, are due to us using third party vendors for certain engineering services that were previously performed by our employees in early 2007, especially as it relates to our CDN.

                Sales and marketing. Sales and marketing costs for the three months ended June 30, 2008 decreased 8% to $7.7 million from $8.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, sales and marketing costs increased 14% to $16.5 million, as compared to $14.5 million for the six months ended June 30, 2007. The net decrease of $0.6 million for the three months was comprised primarily of $0.3 million for stock-based compensation, $0.2 million for travel and entertainment and $0.1 million for cash-basis compensation. Cash-basis compensation includes a $0.3 million decrease in commissions partially offset by an increase in salary and other components of cash-basis compensation. The reduction in commissions is due to higher sales quotas under a new commission plan, adjustments for not meeting sales quotas and the mix of new sales people to open sales positions. The six month increase of $2.0 million is primarily the result of a $1.7 million increase in cash-basis compensation associated with overall increase in headcount.

General and administrative. General and administrative costs for the three months ended June 30, 2008 increased 7% to $8.5 million from $7.9 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative costs increased 2% to $15.8 million, as compared to $15.5 million for the six months ended June 30, 2007. The three month increase of $0.6 million reflects a $0.4 million increase in both professional services and facilities and related expenses, partially offset by a $0.2 million decrease in stock-based compensation.  The six month increase of $0.3 million reflects increases of $0.5 million in taxes, licenses and fees and $0.3 million in professional services. These six month increases were partially offset by a $0.5 million decrease in cash-basis compensation. Professional services was higher due primarily to higher accounting fees, especially associated with international statutory audits, use of consultants for process improvements, contract labor and other outside services. Compensation for the six-month period was impacted by lower bonus accruals, as previously discussed.

Provision for doubtful accounts.  The provision for doubtful accounts increased to $3.0 million for the three months ended June 30, 2008 from $0.4 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, the provision for doubtful accounts increased to $3.7 million from $0.6 million as of June 30, 2007.  As part of our regular review of the aged accounts receivable balances and taking into consideration current economic conditions, we reserved $3.0 million of our customer accounts receivable, primarily in the CDN segment, that have not been collected to date.  We believe the ability to collect these valid receivables has become less than probable due to changes in circumstance with these customers. Many of these accounts were customers in 2007 and early 2008 but have since been disconnected from our service. We will continue to strongly focus on our customers' ability to make payment in light of the current economic conditions.

Restructuring and asset impairment. During the three months ended March 31, 2007, we incurred a restructuring and impairment charge totaling $11.3 million. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter of 2007. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. Net related expenditures are estimated to be $10.7 million, of which $3.5 million has been paid through June 30, 2008, and the balance continuing through December 2016, the last date of the longest lease term. These expenditures are expected to be paid out of operating cash flows. Cost savings from the restructuring were estimated to be approximately $0.8 million per year through 2016, primarily for rent expense.  We also incurred a $1.1 million impairment charge during the three months ended March 31, 2007 for the sales order-through-billing system, which was the result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream.

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, we perform our annual impairment analysis of goodwill as of August 1 of each year in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, the impairment analysis of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  We have experienced declines in our consolidated operating results during the first two quarters of 2008 as compared to our projections.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 142.  An impairment of goodwill may also lead us to record an impairment of other intangible assets.

Depreciation and amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, for the three months ended June 30, 2008 decreased 4% to $5.7 million compared to $5.9 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, depreciation and amortization increased 2% to $11.1 million from $10.8 million for the six months ended June 30, 2007.

Write-off of investment. During the three months ended June 30, 2007, we incurred a charge of $1.2 million representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares. We have not written-off any investments during 2008.

Income taxes. The provision for income taxes was less than $0.1 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively. Our effective income tax rate, as a percentage of pre-tax net income, for the six months ended June 30, 2008 and 2007 was (13%) and (1%), respectively.  The fluctuation in the effective income tax rate is attributable to discrete events, including the creation of a deferred tax liability related to the tax amortization of goodwill from the acquisition of VitalStream in February 2007.  Movement in the deferred tax asset caused a corresponding movement in the provision for income taxes during the six months ended June 30, 2008.  The effective income tax rate for the year ending December 31, 2008 could further change due to number of factors including, but not limited to, our geographic profit mix between the U.K. and the United States, enactments of new tax laws, new interpretations of existing tax laws and rulings by taxing authorities.

We continue to maintain a full valuation allowance against our non-U.K. unrealized deferred tax assets of approximately $185.0 million, consisting primarily of net operating loss carryforwards.  We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability on a consolidated basis or by certain of our foreign subsidiaries. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  Based on an analysis of our projected 2008 and 2009 domestic income, we may have sufficient positive evidence within the next twelve months to begin releasing the valuation allowance against our domestic deferred tax assets.

Liquidity and Capital Resources

Cash Flow for the Six Months ended June 30, 2008 and 2007

Net cash from operating activities

Net cash provided by operating activities was $19.6 million for the six months ended June 30, 2008. Our net loss, after adjustments for non-cash items, generated cash from operations of $21.4 million while changes in operating assets and liabilities represented a use of cash from operations of $1.8 million. The primary non-cash adjustment in 2008 was $13.5 million for depreciation and amortization, which includes the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments in 2008 also include $4.4 million for stock-based compensation expense and $3.7 million for the provision for doubtful accounts, both of which are further discussed above in the section captioned “Results of Operations.” The changes in operating assets and liabilities include increases in prepaid expenses, deposits and other assets of $1.3 million, mostly due to an increase in prepaid colocation setup costs and two additional deposits for our landlords. There were also decreases in accrued restructuring, accounts payable and deferred revenues of $1.1 million, $0.8 million and $0.7 million, respectively. Accrued restructuring decreased due to due to $1.1 million of scheduled cash payments during the six months ended June 30, 2008. The decrease in accounts payable was due to a higher than normal balance at December 31, 2007. This higher balance at December 31, 2007 was largely due to the implementation near year-end of a new telecommunications expense management system for our direct costs and our ongoing data center expansion. The decrease in deferred revenues was caused by less deferred revenues related to our FCP product. These changes were partially offset by a decrease in accounts receivable of $3.0 million. Accounts receivable as of December 31, 2007 reflected some collection delays on certain larger, high credit quality customers that tend to pay over longer terms and an increase from the migration of legacy VitalStream and other customers to Internap billing and systems platforms. Quarterly days sales outstanding at June 30, 2008 decreased to 43 days from 54 days at December 31, 2007 due to the increase in the allowance for doubtful accounts as well as improved collection times.

Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2007, and was primarily due to adjustments for non-cash items of $20.7 million, changes in operating assets and liabilities of $4.0 million, offset by net loss of $12.4 million. The non-cash adjustment of $12.5 million for depreciation and amortization is due in part to the amortizable intangible assets acquired through the acquisition of VitalStream on February 20, 2007 and the expansion of our P-NAP and data center facilities. The change in operating assets and liabilities includes an increase in accrued restructuring liability of $8.1 million partially offset by an increase in accounts receivable of $3.6 million.

We anticipate continuing to generate cash flows from our results of operations, or net income (loss) adjusted for non-cash items, and manage changes in operating assets and liabilities towards a net $0 change over time in subsequent periods. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements, to repay our outstanding debt as its becomes due and to meet our other commitments and obligations as they become due.

Net cash from investing activities

Net cash used in investing activities for the six months ended June 30, 2008 was $16.4 million, primarily due to capital expenditures of $19.5 million, partially offset by decrease in restricted cash of $3.1 million. Our capital expenditures were principally for the continued expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. We expect total capital expenditures of $45.0 to $50.0 million for the year ended December 31, 2008, funded from both cash from operations and borrowings from our credit agreement. Restricted cash decreased due to the maturity of three certificates of deposit which were securing certain letters of credit that were replaced and are now secured by our revolving credit facility.

Net cash used in investing activities for the six months ended June 30, 2007 was $20.0 million, primarily due to capital expenditures of $17.0 million and net purchases of short-term investments in marketable securities of $6.1 million. Our capital expenditures were principally for upgrading our P-NAP facilities and the expansion of our data center facilities.

Net cash from financing activities

Net cash used in financing activities for the six months ended June 30, 2008 was $0.4 million, primarily due to principal payments on capital leases.

Net cash provided by financing activities for the six months ended June 30, 2007 was $2.7 million. Cash provided by financing activities was primarily due to proceeds from stock compensation plan activity of $6.8 million, partially offset by principal payments on notes payable and capital leases of $4.1 million.

Liquidity

Although we have been in existence since 1996, we have experienced significant operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2007.  For the three and six months ended June 30, 2008, we recorded net losses of $3.2 million and $2.5 million, respectively. As of June 30, 2008, our accumulated deficit was $864.5 million. We cannot guarantee that we will be profitable in the future, given the competitive and evolving nature of the industry in which we operate. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Short-term investments.   Short-term investments primarily consist of high credit quality corporate debt securities, commercial paper and U.S. Government Agency debt securities. At June 30, 2008, our balance in short-term investments was $12.4 million. All short-term investments have original maturities greater than 90 days but less than one year, are classified as available for sale and are reported at fair value.

Non-current investments.  Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. At June 30, 2008, the carrying value of our auction rate securities was $6.7 million, all of which carried AAA/Aaa ratings as of June 30, 2008.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  They have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

While we continue to earn interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. As discussed in note 8 to the accompanying unaudited condensed consolidated financial statements, we adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008.  We categorized our auction rate securities as level 3 assets in the fair value hierarchy.  Level 3 assets have unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. The fair value of our level 3 assets was $6.7 million at June 30, 2008, representing 10% of our total financial assets measured at fair value.

Given that observable auction rate securities market information was not available to determine the fair value of our auction rate securities, we compared the fair value of our securities using a discounted cash flow model as well as transaction data for bonds issued by a state student loan corporation that we consider to have similar characteristics to our auction rate securities.  In determining the fair value using the discounted cash flow model, there were several significant assumptions, including:

●	projected interest income over the next five years,
●
market risk adjusted discount rate, based on the London Inter-Bank Offered Rate, or LIBOR, swap rate adjusted for expected yield premium to compensate for the illiquidity resulting from failing auctions for such securities, and

●
default or credit risk adjustments to the discount rate, based on the auction rate securities in our portfolio were all AAA/Aaa rated by nationally recognized rating agencies, collateralized by student loans and repayment of the underlying obligations substantially guaranteed by either a U.S. federal or municipal government institution.

While our valuation model was based on both level 2 (credit quality and interest rates) and level 3 inputs under the SFAS No. 157 fair value hierarchy, we determined that the level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates.  Based on this assessment of fair value, we recorded an unrealized loss of approximately $0.4 million in accumulated other comprehensive income within the stockholders’ equity section of our balance sheet related to our auction rate securities as of June 30, 2008. We believe this unrealized loss is temporary, primarily attributable to the illiquidity of these investments, and have no reason to believe that any of the underlying issuers are presently at risk of default.   We further anticipate that we will be able to sell our auction rate securities in the future without loss. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our auction rate securities as non-current investments as of June 30, 2008, versus current investments as of December 31, 2007. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

Restructuring liability.   We continue to have a liability of $9.0 million for restructuring, primarily for ongoing real estate obligations, related to restructuring plans implemented in 2001 and 2007.  For additional information, refer to note 5 of the accompanying unaudited condensed consolidated financial statements.

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

The Credit Agreement provides for a four-year revolving credit facility, or the Revolving Credit Facility, in the aggregate amount of up to $5.0 million which includes a $5.0 million sub-limit for letters of credit.  With the prior approval of the administrative agent, we may increase the total commitments by up to $15.0 million for a total commitment under the Revolving Credit Facility of $20.0 million.  The Revolving Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. As of June 30, 2008, no borrowings were outstanding under the Revolving Credit Facility. A total of $4.7 million of letters of credit were issued and outstanding as of June 30, 2008, all of which are secured by the Revolving Credit Facility. The letters of credit primarily secure certain of our real estate leases.

The Credit Agreement also provides for a four-year term loan, or the Term Loan, in the amount of $30.0 million.  We borrowed $20.0 million concurrently with the closing and used a portion of the proceeds from the Term Loan to pay off our prior credit facility.  We intend to use the remaining proceeds to fund capital expenditures related to the expansion of our data center facilities. The balance outstanding on the Term Loan at June 30, 2008 was $19.8 million and is shown net of $0.2 million debt discount, which is being amortized to interest expense using the interest method over the term of the loan.

The interest rate on the Revolving Credit Facility and Term Loan is a tiered LIBOR-based rate that depends on our 12-month trailing EBITDA. As of June 30, 2008, the interest rate was 4.275%.

We are only required to make interest payments on the Term Loan during the first 12 months of its four-year term.  Commencing on September 30, 2008, the last day of the first calendar quarter after the first anniversary of the closing, the outstanding amount of the Term Loan will amortize on a straight-line schedule with the payment of 1/16 of the original principal amount of the Term Loan due quarterly. All unpaid amounts are due at maturity, which is September 14, 2011.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to net funded debt to EBITDA ratio and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.  As of June 30, 2008, we were in compliance with the financial and other covenants.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at June 30, 2008 totaled $1.0 million.

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

 Non-current investments.  Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process.  Although these securities are issued and rated as long term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.  Uncertainties in the credit markets affect the liquidity of our holdings in auction rate securities.  We did not experience any unsuccessful auction rate resets during the year ended or the initial rate resets immediately following December 31, 2007, however, we have experienced failures on each of our subsequent auction rate resets.  All of our auction rate securities auctions have now failed multiple times. Nevertheless, we continue to receive interest every 28 days. While our investments are of high credit quality, at this time we are uncertain as to whether or when the liquidity issues relating to these investments will worsen or improve. Because of this illiquidity in the auction rate securities markets, we recorded an unrealized loss of $0.4 million during the six months ended June 30, 2008 to reflect the estimated fair value of our auction rate securities. This unrealized loss is judged to be temporary and we anticipate that we will be able to sell our auction rate securities holdings in the future without loss. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our investments in auction rate securities as non-current investments as of June 30, 2008 versus current investments as of December 31, 2007. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit. As of June 30, 2008, we have a total of $6.7 million invested in auction rate securities, representing 10% of our total financial assets measured at fair value. We estimate that a change in the effective yield of 100 basis points would change our interest income by less than $0.1 million per year.

Other investments. We have invested $4.1 million in Internap Japan Co, Ltd., or Internap Japan, our joint venture with NTT-ME Corporation and NTT Holdings. This investment is accounted for using the equity-method, and to date we have recognized $3.2 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services being offered by Internap Japan has not been proven and may never materialize.

                  Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by approximately $0.2 million per year. As of June 30, 2008, we had $19.8 million of outstanding debt with an interest rate of 4.275%.

Foreign currency risk. Substantially all of our revenues are currently in U.S. dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness described below.

Changes in Internal Control over Financial Reporting

                Management identified the following material weakness in our internal control over financial reporting as of December 31, 2007, which has not yet been fully remediated:

We did not maintain effective controls over the completeness, accuracy, valuation, and disclosure of sales adjustments. Specifically, we did not maintain effective controls, including controls over the analysis of requests for sales credits and billing adjustments, to provide timely information for management to assess the completeness, accuracy, valuation, and disclosure of sales adjustments.  This control deficiency resulted in the misstatement of our revenues, net accounts receivable and related financial disclosures, and in the revision of the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 and in an adjustment to the consolidated financial statements for the quarter ended December 31, 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

 As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

Plan for Remediation of the Material Weakness

To remediate the material weakness described above and to enhance our internal control over financial reporting, management implemented plans in the first and second quarters of 2008 to enhance its existing controls for the analysis of requests for sales adjustments, which include but are not limited to, the following additional processes and controls:

●	A single, common logging system for customers to record all disputes, disconnects and requests for credits,
●	A weekly review of a customer request log with appropriate designated management and approval pursuant to the schedule of authorization,
●	A more robust, proactive tracking of customer usage patterns and overall customer satisfaction, and
●	A review by the appropriate designated finance management personnel of the accounting estimates developed from the relevant, sufficient, and reliable data collected above.

A single, common logging portal has been created to provide customers with an interface to record their disputes and to provide management with a more complete repository of customer issues that could impact revenue.  Designated management meet on a weekly basis to review and approve all customer disputes and requests for credits.  We have also developed a report for proactive tracking of customer usage patterns that highlights deviations. The review by finance management is ongoing as we continue to develop and accumulate the data from the other processes and controls.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 30, 2008, as amended on June 5, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

							(d)	Maximum
								Number (or
								Approximate
					(c)	Total Number of		Dollar Value) of
						Shares (or Units)		Shares (or Units)
						Purchased as Part		That May Yet Be
	(a)	Total Number of	(b)	Average Price		of Publicly		Purchased Under
		Shares (or Units)		Paid per Share		Announced Plans		the Plans or
Period		Purchased (1)		(or Unit)		or Programs		Programs
April 2008		15,288		$4.67		—		—
May 2008		811		4.90		—		—
June 2008		11,602		5.29		—		—
Total		27,701		$4.93		—		—

1 These shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted shares of Internap common stock issued to employees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of stockholders was held on June 19, 2008.
(b)
The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c)	A brief description of each matter voted on and the approximate number of votes cast are as follows (on an actual vote cast basis):

	Number of Votes
			Withheld/	Broker
Description of Proposals	For	Against	Abstain	Non-Votes
Election of Directors for a term expiring in 2011:
Eugene Eidenberg	31,017,589	N/A	7,359,929	N/A
William Harding	34,878,541	N/A	3,498,977	N/A
Daniel Stanzione	33,307,192	N/A	5,070,325	N/A

Election of one Director for a term expiring in 2010:
Gary Pfeiffer	35,010,879	N/A	3,366,639	N/A

The following directors, who did not stand for election at the 2008 Annual Meeting, also currently sit on our Board of Directors: Charles Coe and Patricia L. Higgins, whose terms expire in 2009; and James P. DeBlasio and Kevin Ober, whose terms expire in 2010

To amend the Certificate of Incorporation	36,323,000	1,644,824	409,692	N/A

To increase the number of shares available for issuance pursuant to the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan by four million shares	16,163,701	5,445,994	374,346	N/A

Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	37,066,068	1,127,649	183,800	N/A

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Amendment of Certificate of Incorporation of Internap Network Services Corporation dated June 19, 2008.

10.1
General Release Agreement dated as of April 9, 2008 between Internap Network Services and Vincent Molinaro (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2008).†

10.2
Amendment No. 1 to Credit Agreement entered into as of May 14, 2008 by and among Bank of America, N.A. as Administrative Agent, Swing Line Lender, L/C Issuer and sole Lender, Internap Network Services Corporation and the Subsidiaries of Internap Network Services Corporation party thereto as Guarantors (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).†

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

Date: August 11, 2008