Form 10-Q
period 2008-09-30
INTERNAP NETWORK SERVICES CORP
filed 2008-11-10
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

As of October 31, 2008, 50,211,175 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Internet protocol (IP) services	$31,660	$30,217	$93,179	$89,273
Data center services	28,738	21,888	80,434	59,842
Content delivery network (CDN) services	5,001	5,618	16,164	12,892
Other	—	2,703	—	10,447
Total revenues	65,399	60,426	189,777	172,454
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	11,347	10,752	34,038	31,665
Data center services	22,061	14,523	60,213	42,922
CDN services	1,996	1,860	6,000	4,481
Other	—	2,137	—	8,449
Direct costs of amortization of acquired technologies	3,049	1,228	5,507	2,936
Direct costs of customer support	3,950	4,495	12,518	12,212
Product development	2,072	1,733	6,416	4,735
Sales and marketing	7,394	8,691	23,934	23,222
General and administrative	7,508	7,605	23,333	23,146
Provision for doubtful accounts	1,133	423	4,830	1,049
Goodwill impairment	99,700	—	99,700	—
Restructuring and impairments	715	—	715	11,349
Acquired in-process research and development	—	—	—	450
Depreciation and amortization	6,146	5,903	17,226	16,727
Gain on disposals of property and equipment	—	—	(16)	(5)
Total operating costs and expenses	167,071	59,350	294,414	183,338
(Loss) income from operations	(101,672)	1,076	(104,637)	(10,884)

Non-operating (income) expense:
Interest income	(444)	(616)	(1,652)	(1,981)
Interest expense	341	245	831	736
Write-off of investment	—	—	—	1,178
Other, net	(6)	(15)	97	(34)
Total non-operating income	(109)	(386)	(724)	(101)

(Loss) income before income taxes and equity in earnings of equity method investment	(101,563)	1,462	(103,913)	(10,783)
(Benefit) provision for income taxes	(65)	121	232	277
Equity in earnings of equity-method investment, net of taxes	(93)	(42)	(242)	(66)
Net (loss) income	$(101,405)	$1,383	$(103,903)	$(10,994)

Net (loss) income per share:
Basic	$(2.06)	$0.03	$(2.11)	$(0.24)
Diluted	$(2.06)	$0.03	$(2.11)	$(0.24)

Weighted average shares used in per share calculations:
Basic	49,294	48,761	49,204	46,238
Diluted	49,294	49,709	49,204	46,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$51,586	$52,030
Short-term investments in marketable securities	12,825	19,569
Accounts receivable, net of allowance of $8,384 and $5,470, respectively	32,474	36,429
Inventory	447	304
Prepaid expenses and other assets	9,534	8,464
Deferred tax asset, current portion	44	479
Total current assets	106,910	117,275

Property and equipment, net of accumulated depreciation of $179,771 and $165,543, respectively	83,421	65,491
Investments	7,938	1,138
Intangible assets, net of accumulated amortization of $28,694 and $23,921, respectively	35,599	43,008
Goodwill	90,977	190,677
Restricted cash	—	4,120
Deposits and other assets	2,880	2,287
Deferred tax asset, non-current	2,780	3,014
Total assets	$330,505	$427,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable, current portion	$—	$2,413
Accounts payable	22,611	19,624
Accrued liabilities	10,072	10,159
Deferred revenues, current portion	4,156	4,807
Capital lease obligations, current portion	635	805
Restructuring liability, current portion	1,853	2,396
Other current liabilities	114	108
Total current liabilities	39,441	40,312

Notes payable, less current portion	20,000	17,354
Deferred revenues, less current portion	2,252	2,275
Capital lease obligations, less current portion	86	452
Restructuring liability, less current portion	6,742	7,697
Deferred rent	13,454	11,011
Deferred tax liability	—	398
Other long-term liabilities	793	878
Total liabilities	82,768	80,377

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,213 and 49,759 shares outstanding at September 30, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	1,214,685	1,208,191
Accumulated deficit	(965,913)	(862,010)
Accumulated other comprehensive income	(746)	402
Treasury stock, at cost, 71 shares at September 30, 2008	(339)	—
Total stockholders' equity	247,737	346,633
Total liabilities and stockholders' equity	$330,505	$427,010

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,903)	$(10,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other intangible asset impairments	102,336	2,454
Write-off of investment	—	1,178
Acquired in-process research and development	—	450
Depreciation and amortization	20,883	19,663
Gain on disposals of property and equipment	(16)	(5)
Provision for doubtful accounts	4,829	1,049
Equity in earnings of equity-method investment, net of taxes	(242)	(66)
Non-cash changes in deferred rent	2,443	(955)
Stock-based compensation expense	6,371	6,638
Deferred income taxes	271	—
Other, net	(209)	127
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(1,037)	(10,377)
Inventory	(143)	107
Prepaid expenses, deposits and other assets	(1,489)	(772)
Accounts payable	2,987	1,850
Accrued and other liabilities	(481)	(1,889)
Deferred revenues	(511)	1,224
Accrued restructuring	(1,498)	5,973
Net cash provided by operating activities	30,591	15,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,063)	(22,474)
Purchases of investments in marketable securities	(19,925)	(33,675)
Maturities of investments in marketable securities	19,452	24,161
Change in restricted cash, excluding effects of acquisition	4,120	(3,710)
Cash received from acquisition, net of costs incurred for the transaction	—	3,203
Proceeds from disposal of property and equipment	—	5
Net cash used in investing activities	(30,416)	(32,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	—	19,742
Principal payments on notes payable	—	(11,318)
Payments on capital lease obligations	(601)	(1,419)
Stock compensation plans	78	7,686
Debt issuance costs	(16)	(69)
Other, net	(80)	(59)
Net cash (used in) provided by financing activities	(619)	14,563

Net (decrease) in cash and cash equivalents	(444)	(2,272)
Cash and cash equivalents at beginning of period	52,030	45,591
Cash and cash equivalents at end of period	$51,586	$43,319
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued and stock options assumed for acquisition of VitalStream	$—	$208,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
					Accumulated
			Additional		Other		Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Income	Stock	Equity

NINE MONTHS ENDED SEPTEMBER 30, 2008:
Balance, December 31, 2007	49,759	$50	$1,208,191	$(862,010)	$402	$—	$346,633
Net loss	—	—	—	(103,903)	—	—	(103,903)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	(677)	—	(677)
Foreign currency translation adjustment	—	—	—	—	(471)	—	(471)
Total comprehensive loss*							(105,051)
Stock compensation plans activity and stock based compensation expense	454	—	6,494	—	—	(339)	6,155
Balance, September 30, 2008	50,213	$50	$1,214,685	$(965,913)	$(746)	$(339)	$247,737

NINE MONTHS ENDED SEPTEMBER 30, 2007:
Balance, December 31, 2006	35,873	$36	$982,624	$(856,455)	$320	$—	$126,525
Net loss	—	—	—	(10,994)	—	—	(10,994)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	322	—	322
Foreign currency translation adjustment	—	—	—	—	90	—	90
Total comprehensive loss*							(10,582)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	—	—	—	208,293
Stock compensation plans activity and stock-based compensation expense	1,548	2	14,327	—	—	—	14,329
Balance, September 30, 2007	49,627	$50	$1,205,232	$(867,449)	$732	$—	$338,565

*Total comprehensive (loss) income was $(102,090) and $1,570 for the three months ended September 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) delivers high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming, to the Internet. Our suite of products and services support a broad range of Internet applications. We serve both domestic and international customers in the financial services, healthcare, technology, retail, travel, media/entertainment, and other markets. Our product and service offerings are complemented by Internet Protocol, or IP, access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 58 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Savvis, Inc., Global Crossing Limited, and Level 3 Communications, Inc. We operate and manage the Company in three business segments: IP services, data center services and CDN services.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all the accounts of the Company and its wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2008 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2007 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, the provision for doubtful accounts, network cost accruals, income taxes, sales, use and other taxes, recoverability of long-lived assets and goodwill, depreciation of property and equipment, the valuation of investments, restructuring allowances and stock-based compensation. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2008.

Reclassifications and revisions

Beginning in 2008, we classified all revenues and direct costs of network, sales and services previously reported in other, non-segmented results, except for third party CDN services, in the most closely related business segments to provide a more accurate view of the results of operations of the business segments.  Financial information for 2007 has also been reclassified to conform to the current period presentation.  None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization, or net (loss) income.

Also, as discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC, we revised our quarterly statements of operations for the three and nine months ended September 30, 2007 to appropriately record $0.5 million for sales adjustments, which reduced net accounts receivable and revenues. The effect of this revision had no impact on our net cash flows.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The effect of these reclassifications on revenues and direct costs of network, sales and services is shown below (in thousands):

	IP Services	Data Center Services	CDN Services	Other	Total
Three Months Ended September 30, 2007:
Revenues:
Previously reported	$30,071	$21,711	$6,057	$3,041	$60,880
Reclassification and revision of sales credits and billing adjustments	(240)	(87)	(481)	354	(454)
Reclassification of termination fees and professional and resellerproducts and services	386	264	42	(692)	—
Revised	$30,217	$21,888	$5,618	$2,703	$60,426

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$10,722	$14,523	$1,860	$2,167	$29,272
Reclassification of professional and reseller products and services	30	—	—	(30)	—
Revised	$10,752	$14,523	$1,860	$2,137	$29,272

Nine Months Ended September 30, 2007:
Revenues:
Previously reported	$88,453	$59,941	$13,344	$11,170	$172,908
Reclassification and revision of sales credits and billing adjustments	(674)	(507)	(494)	1,221	(454)
Reclassification of termination fees and professional and reseller products and services	1,494	408	42	(1,944)	—
Revised	$89,273	$59,842	$12,892	$10,447	$172,454

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$31,461	$42,922	$4,481	$8,653	$87,517
Reclassification of professional and reseller products and services	204	—	—	(204)	—
Revised	$31,665	$42,922	$4,481	$8,449	$87,517

2.	Business Combination

On February 20, 2007, we completed the acquisition of VitalStream Holdings, Inc., or VitalStream, for approximately $214.0 million, whereby VitalStream became a wholly owned subsidiary of Internap. VitalStream provided products and services for storing and delivering digital media to large audiences over the Internet and advertisement insertion and related advertising services to companies that stream digital media over the Internet. We accounted for the transaction using the purchase method of accounting in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations.” Our results of operations include the activities of VitalStream from February 21, 2007.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following unaudited pro forma consolidated financial information reflects our results of operations for the nine months ended September 30, 2007 as if the acquisition of VitalStream had occurred at the beginning of the period. Pro forma net loss and net loss per share for the nine months ended September 30, 2007 include non-recurring charges for asset impairments and restructuring of $11.4 million and acquired in-process research and development of $0.5 million. These pro forma results are not necessarily indicative of what our operating results would have been had the acquisition actually taken place at the beginning of the period (in thousands, except per share amounts):

Nine Months Ended September 30, 2007:
Pro forma revenues	$174,782
Pro forma net loss	(18,258)
Pro forma net loss per share, basic and diluted	(0.33)

3.	Segments

The following tables show operating results for our reportable business segments, along with reconciliations from segment profit to (loss) income before income taxes and equity in earnings of equity-method investment.  Segment information for the three months ended September 30, 2008 and 2007 is as follows:

	IP Services	Data Center Services	CDN Services	Other	Total
Three Months Ended September 30, 2008:
Revenues	$31,660	$28,738	$5,001	$—	$65,399
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	11,347	22,061	1,996	—	35,404
Segment profit	$20,313	$6,677	$3,005	$—	29,995
Other operating expenses, including depreciation and amortization					131,667
Loss from operations					(101,672)
Non-operating income					109
Loss before income taxes and equity in earnings of equity-method investment					$(101,563)

Three Months Ended September 30, 2007:
Revenues	$30,217	$21,888	$5,618	$2,703	$60,426
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	10,752	14,523	1,860	2,137	29,272
Segment profit	$19,465	$7,365	$3,758	$566	31,154
Other operating expenses, including depreciation and amortization					30,078
Income from operations					1,076
Non-operating income					386
Income before income taxes and equity in earnings of equity-method investment					$1,462

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Segment information for the nine months ended September 30, 2008 and 2007 is as follows:

IP Services	Data Center Services	CDN Services	Other	Total
Nine Months Ended September 30, 2008:
Revenues	$93,179	$80,434	$16,164	$—	$189,777
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	34,038	60,213	6,000	—	100,251
Segment profit	$59,141	$20,221	$10,164	$—	89,526
Other operating expenses, including depreciation and amortization					194,163
Loss from operations					(104,637)
Non-operating income					724
Loss before income taxes and equity in earnings of equity-method investment					$(103,913)

Nine Months Ended September 30, 2007:
Revenues	$89,273	$59,842	$12,892	$10,447	$172,454
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	31,665	42,922	4,481	8,449	87,517
Segment profit	$57,608	$16,920	$8,411	$1,998	84,937
Other operating expenses, including depreciation and amortization					95,821
Loss from operations					(10,884)
Non-operating income					101
Loss before income taxes and equity in earnings of equity-method investment					$(10,783)

The following table presents selected segment financial information as of September 30, 2008 and December 31, 2007, related to goodwill and total assets:

	IP Services	Data Center Services	CDN Services	Other	Total
September 30, 2008:
Goodwill	$36,314	$—	$54,663	$—	$90,997
Total assets	152,331	62,920	115,254	—	330,505

December, 31, 2007:
Goodwill	36,314	—	154,363	—	190,677
Total assets	148,697	64,498	211,469	2,346	427,010

As discussed in note 4, we recorded impairment charges in the CDN services segment of $99.7 million for goodwill and $2.6 million for other intangible assets.

4.	Goodwill And Other Intangible Assets

Goodwill.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. Approximately $154.7 million of our goodwill was recorded in connection with the acquisition of VitalStream in February 2007 described in note 2 and approximately $36.3 million of our goodwill was recorded from acquisitions in previous years. All of the VitalStream goodwill has been allocated to the CDN services segment and all remaining goodwill from previous acquisitions is included in our IP services segment. A total of $18.3 million of goodwill is deductible for tax purposes.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

We test goodwill for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  We perform our annual goodwill impairment test as of August 1 of each calendar year, following our annual strategic planning cycle.  Our assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units.  We estimate fair value using a combination of discounted cash flow models and market approaches.  If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary.  If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any.  To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

As a result of our August 1, 2008 assessment, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. The goodwill impairment charge is presented separately in the accompanying statement of operations for the three and nine months ended September 30, 2008. The goodwill impairment is primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values.  The declines in CDN services revenues and operating results compared to projections are attributable to integration and reliability issues in the acquired network and have now been resolved, a strategic shift to larger, higher credit quality customers and more recently, a highly-competitive market environment for CDN services that is driving lower pricing.  Changes in market factors include lower market multiples across the CDN services industry from 12 to 18 months ago and our own lower market capitalization.  The culmination of these factors leading to our impairment of goodwill did not occur until the three months ended September 30, 2008.   The impairment charge does not have any impact on our current cash balance or result in violation of any covenants of our debt instruments.

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and nine months ended September 30, 2008 are as follows:

	IP Services	Data Center Services	CDN Services	Total
Balance, January 1, 2007	$36,314	$—	$—	$36,314
Goodwill acquired	—	—	154,653	154,653
Adjustments to pre-acquisition assets and liabilities	—	—	133	133
Utilization of a portion of net operating losses	—	—	(423)	(423)
Balance, December 31, 2007	36,314	—	154,363	190,677

Balance, January 1, 2008	36,314	—	154,363	190,677
Impairment	—	—	(99,700)	(99,700)
Balance, September 30, 2008	$36,314	$—	$54,663	$90,977

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.   Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates.  The following is a description of the valuation methodologies we used to derive the fair value the CDN services segment:

●
Income Approach: To determine fair value, we discounted the expected cash flows of the CDN services reporting unit. Expected cash flows were calculated using a compounded annual revenue growth rate of approximately 20%, forecasting existing cost structures and considering capital reinvestment requirements.  We used a discount rate of 20%, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our CDN services operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

●
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our CDN services reporting unit using several market-based approaches, including the enterprise value that we derive based on our stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue and EBITDA multiples below the median for our comparable companies.

We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The impairment also caused the Company to reverse a deferred tax liability of $0.6 million associated with the CDN services goodwill.  Reversing the deferred tax liability results in an income tax benefit of approximately $0.6 million in the three months ended September 30, 2008, of which $0.2 million is the reversal of year-to-date income tax expense through June 30, 2008.

Other intangible assets.

In conjunction with our review of our long-term financial outlook, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets acquired in the VitalStream acquisition in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as appropriate.  The analysis and re-assessment of other identifiable intangible assets recorded in the VitalStream acquisition resulted in:

●	an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus,
●	an impairment charge of $0.8 million in trade names as a result of discontinuing the use of the VitalStream trade name, and
●
a change in estimate that results in an acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life of four remaining years instead of an original estimated useful life of nine years due to customer churn, or attrition, being higher than expected as of the acquisition date.

The impairment charge of $1.9 million for developed advertising technology is included in the caption “direct costs of amortization of acquired technologies.” The impairment charge of $0.8 million for the trade name is included in the caption “restructuring and impairments” in the accompanying statements of operations.  The impairment charge for trade name is presented in the statement of operations net of a non-cash benefit of $0.1 million to reduce our restructuring liability, as discussed in note 5 below.  None of the impairment charges have any impact on our current cash balance or result in violation of any covenants of our debt instruments.  The change in accounting estimate for our customer relationship intangible asset resulted in an increase to our net loss of $0.1 million and had no material effect on our net loss per basic or diluted shares for the three and nine months ended September 30, 2008.

The components of our amortizing intangible assets are as follows (in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology based	$40,060	$(12,175)	$41,911	$(8,518)
Contract based	24,232	(16,518)	25,018	(15,403)
	$64,292	$(28,693)	$66,929	$(23,921)

5.	Restructuring and Impairments

In addition to impairments of goodwill and other intangible assets, as discussed in note 4, above, we recorded a net non-cash benefit of $0.1 million to reduce our restructuring liability for employee separations.  This adjustment included in the caption “restructuring and impairments” in the accompanying statements of operations removes the liability for employee separations since all amounts have been paid.

Also as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007, we incurred a restructuring and impairment charge of $10.3 million during the three months ended March 31, 2007. The charge was the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before March 31, 2007. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. Net related expenditures were estimated to be $10.7 million, of which $3.7 million has been paid through September 30, 2008, and the balance continuing through December 2016, the last date of the longest lease term.  These expenditures are expected to be paid out of operating cash flows. The $1.4 million impairment charge consists of $1.3 million for leases restructured during the three months ended March 31, 2007 and less than $0.1 million for other assets. Cost savings from the restructuring were estimated to be approximately $0.8 million per year through 2016, primarily for rent.

In 2001, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. Additional related charges have subsequently been incurred as we continued to evaluate our restructuring reserve.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table displays the activity and balances for the restructuring activity for the nine months ended September 30, 2008 (in thousands):

	December 31, 2007 Restructuring Liability	Cash Payments	Non-Cash Plan Adjustments	September 30, 2008 Restructuring Liability
Activity for 2007 restructuring charge:
Real estate obligations	$6,312	$(654)	$111	$5,769
Employee separations	406	(260)	(146)	—

Total 2007 restructuring activity	6,718	(914)	(35)	5,769

Activity for 2001 restructuring charge:
Real estate obligations	3,375	(514)	(35)	2,826

Total	$10,093	$(1,428)	$(70)	$8,595

We also recorded a $1.1 million impairment charge during the three months ended March 31, 2007 for our sales order-through-billing system. This impairment charge was not related to any specific business segment.

6.	Stock-Based Compensation

On March 20, 2008, we granted 0.2 million shares of restricted common stock with performance-based vesting.  The awards will vest in increments of one-third beginning on the first anniversary of the grant date if the Company achieves revenue and adjusted earnings levels established by our board of directors.  The term adjusted earnings is defined in the long-term incentive plan.  The Company will either meet or not meet both goals in a given year.  With respect to all shares of performance-based restricted stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of grant.  For the performance-based restricted stock awards, we recognize compensation expense based on management’s assessment of the probability that the performance conditions will be achieved. Management must use its judgment to make the probability assessment and, as of September 30, 2008, believes the performance conditions will not be met.

We have also recorded a $0.4 million liability classified as performance based awards to be issued in lieu of cash bonuses to certain members of senior management if performance targets are achieved.  If actual results differ from management’s assumptions, future results related to these performance based awards could be materially different.

Total stock-based compensation was $1.9 million and $2.2 million for the three months ended September 30, 2008 and 2007, respectively, and $6.4 million and $6.6 million for the nine months ended September 30, 2008 and 2007. We use the Black-Scholes option valuation model to determine our equity-classified stock-based compensation expense.

7.	Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year as required by Accounting Principals Board, or APB, Opinion No. 28, “Interim Financial Reporting.” The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur. Our effective income tax rate, as a percentage of pre-tax income, for the nine months ended September 30, 2008 and 2007, is (0.2%) and (2.7%), respectively. The fluctuation in the effective income tax rate is attributable to discrete expense items during the third quarter of 2008.  The primary discrete item is the tax benefit for the reversal of the domestic deferred tax liability related to tax amortization of goodwill of $0.4 million as a result of the goodwill impairment, discussed above.

The effective annual rate for 2008 could change due to number of factors including, but not limited to, potential release of the valuation allowance in the United States, or U.S., the Company’s geographic profit mix between the U.S., the United Kingdom and other foreign jurisdictions, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, and the expiration of the statute of limitations for open years.

We continue to maintain a valuation allowance against our deferred tax assets totaling $187.8 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when they are estimated to be realizable. Based on analysis of our projected future U.S. pre-tax income, we may have sufficient positive evidence within the next twelve months to release the valuation allowance currently recorded against our U.S. deferred tax assets. Currently, while there can be no guarantee that our expectations of future positive income will occur, we are estimating the range of income tax benefit derived from total U.S. deferred tax assets that may be recognized upon the release of the valuation allowance to be $65.0 million to $160.0 million. This estimated range takes into account potential tax limitations from possible ownership changes that may occur.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

For the three months ended September 30, 2008, there were no new material uncertain tax positions.  Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

8.	Net (Loss) Income Per Share

We computed basic net (loss) income per share using the weighted average number of shares of common stock outstanding during the period. We computed diluted net (loss) income per share using the weighted average number of shares of common stock and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. This method excludes potentially dilutive shares from the computation of net (loss) income per share if their effect is antidilutive.

Basic and diluted net (loss) income per share for the three and nine months ended September 30, 2008, and 2007 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(101,405)	$1,383	$(103,903)	$(10,994)

Weighted average shares outstanding, basic	49,294	48,761	49,204	46,238

Effect of dilutive securities:
Stock compensation plans	—	936	—	—
Warrants to purchase common stock*	—	12	—	—

Weighed average shares outstanding, diluted	49,294	49,709	49,204	46,238

Net (loss) income per share, basic	$(2.06)	$0.03	$(2.11)	$(0.24)
Net (loss) income per share, diluted	$(2.06)	$0.03	$(2.11)	$(0.24)

Anti-dilutive securities not included in diluted net loss per share calculation:
Stock compensation plans	3,847	2,001	3,847	3,972
Warrants to purchase common stock*	—	—	—	34

Total anti-dilutive securities	3,847	2,001	3,847	4,006

*  All remaining warrants to purchase common stock expired August 22, 2008.

9.	Investments

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. See note 12 for a further description of this standard. The fair value hierarchy is summarized as follows:

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

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds and other	$47,209	$—	$—	$47,209
Corporate debt securities	—	6,894	—	6,894
Commercial paper	—	7,166	—	7,166
Auction rate securities	—	—	6,553	6,553
Total	$47,209	$14,060	$6,553	$67,822

Level 3 assets consist of auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. They are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Given that observable auction rate securities market information was not available to determine the fair value of our auction rate securities, we estimated the fair value of the auction rate securities based on a discounted cash flow model, as well as transaction data for bonds that we consider to have similar characteristics to our auction rate securities.  Our analysis was based on assumptions we believe market participants would use in pricing the securities in a current transaction, which could change significantly over time based on market conditions.  The assumptions in our analysis included estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, during the three and nine months ended September 30, 2008, we recorded an unrealized loss of approximately $0.2 million and $0.6 million, respectively, related to our auction rate securities. We believe this unrealized loss is temporary, primarily attributable to the illiquidity of these investments, and have no reason to believe that any of the underlying issuers are presently at risk of default. We further anticipate that we will be able to sell our auction rate securities in the future without loss.  Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our auction rate securities as noncurrent investments as of September 30, 2008, versus current investments as of December 31, 2007.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008 (in thousands):

Auction Rate Securities
Balance, December 31, 2007	$7,150
Unrealized loss included in other comprehensive income for the three months ended March 31, 2008	(330)
Balance, March 31, 2008	6,820
Unrealized loss included in other comprehensive income for the three months ended June 30, 2008	(93)
Balance, June 30, 2008	6,727
Unrealized loss included in other comprehensive income for the three months ended September 30, 2008	(174)
Balance, September 30, 2008	$6,553

In October 2008, the Company received an offer from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period beginning June 30, 2010. The offer is non-transferable and expires on November 14, 2008. As of September 30, 2008, we have recorded unrealized losses on the auction rate securities held by the investment provider totaling $0.6 million in accumulated other comprehensive income. We are in the process of evaluating the offer and its potential financial statement impact.

Investment in Aventail

We account for investments without readily determinable fair values at cost. Realized gains and losses and declines in value of securities judged to be other-than-temporary are included in other expense. We incurred a charge during the nine months ended September 30, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, with all shares of series D preferred stock being cancelled and the holders of series D preferred stock not receiving any consideration for such shares.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10.	Amendment to Credit Agreement

On September 30, 2008, we entered into a second amendment to our credit agreement, dated September 14, 2007, with Bank of America, N.A., as the administrative agent, and lenders who may become a party to the credit agreement from time to time.

The modifications to the credit agreement effected by the amendment include, among other things, the following:

●	converting the Company’s outstanding term loan balance of $20.0 million as of September 30, 2008 into a loan under the revolving line of credit facility under the credit agreement;
●	terminating the term loan facility under the credit agreement;
●	increasing the total “Revolving Credit Commitment” from $5.0 million to $35.0 million;
●	increasing the “Letter of Credit Sublimit” in the credit agreement from $5.0 million to $7.0 million;
●	providing the Company and Bank of America with an option to enter into a lease financing agreement not to exceed $10.0 million; and
●	modification of certain covenants and definitions.

Because the amendment caused the revolving line of credit facility to have substantially different terms than the term loan, it is considered an extinguishment of debt. We recorded a loss on extinguishment of debt in the amount of $0.2 million during the three and nine months ended September 30, 2008.  The loss on extinguishment of debt is included in the caption “Interest expense” within the non-operating (income) expense section of the accompanying statements of operations. We also incurred other costs of less than $0.1 million in connection with the amendment, which we recorded as debt issue costs and will amortize over the remaining term of the credit agreement.

The interest rate on the credit facility as of September 30, 2008 was 3.985% and the principal amount of $20.0 million is due September 14, 2011.

11.	Contingencies and Litigation

From time to time, we may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

12.	Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principals generally accepted in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, FAS 157-1, which provides supplemental guidance on the application of SFAS No. 157, and FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on at least an annual basis until 2009. In accordance with FSP FAS 157-2 we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the financial statements as of September 30, 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of assets and liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.

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

Overview

We deliver high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions, combined with progressive and proactive technical support, enable companies to confidently migrate business-critical applications, including audio and video streaming, to the Internet. Our suite of products and services support a broad range of Internet applications. We currently have more than 3,600 customers, serving financial services, healthcare, technology, retail, travel, media/entertainment and other markets. Our customers are located in the United States and abroad and include several Fortune 1000 and mid-tier enterprises. Our product and service offerings are complemented by Internet protocol, or IP, access solutions such as data center services, content delivery networks, or CDN, and managed security. We deliver services through our 58 service points across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet networks including AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Savvis, Inc., Global Crossing Limited, and Level 3 Communications, Inc.

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

As discussed in note 1 to the accompanying financial statements, we reclassified prior period credits for sales and billing adjustments, early termination fee revenues, revenues and direct costs for professional and reseller products and services, except for third party CDN services, from other revenues to the most closely-related business segment. These reclassifications were made to prior periods to provide a more accurate view of the results of operations of the business segments.  None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization, or net (loss) income.

Also, as discussed in note 1 to the accompanying financial statements and in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC, we revised our quarterly statements of operations for the three and nine months ended September 30, 2007 to appropriately record $0.5 million for sales adjustments, which reduced net accounts receivable and revenues. The effect of this revision had no impact on our net cash flows.

In addition, as discussed in note 4 to the accompanying financial statements and below, we recorded goodwill and other intangible asset impairment charges of $102.3 million during the three and nine months ended September 30, 2008.

We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions. A prolonged recession, if it were to occur, may have an adverse impact on spending by the businesses we serve, resulting in a decline in demand for our products and services.  In addition, deteriorating economic conditions may make it more difficult for these businesses to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.  To date, we have increased our provision for doubtful accounts, in part after taking into consideration current economic conditions, as discussed below.  Furthermore, current instability in the market for our auction rate securities has caused us to lower our estimate of fair value for these securities, which represent approximately 10% of our total financial assets.  Although we do not believe that this reduction has or will have a material adverse effect on our liquidity or capital resources, we are continuing to monitor these markets closely. We are similarly monitoring our short-term investments in high credit quality corporate debt securities and commercial paper to ensure instability in liquidity and credit markets do not adversely impact the fair value of these investments.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

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

Our IP services segment also includes our flow control platform, or FCP product. The FCP provides network performance management and monitoring for companies with multi-homed networks and redundant Internet connections.  The FCP proactively reviews customer networks for the best performing route, the most cost-effective route and directs IP traffic according to customer specific requirements.  We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint. FCP represents less than 5% of both our IP services revenues and consolidated revenues for the three and nine months ended September 30, 2008 and 2007.  From time to time, we also enter into consulting projects to assist customers in system integrations or optimizing their network and related business applications.  These consulting projects may include the resale of hardware or products other than our FCP.

Data Center Services

Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We offer a comprehensive solution at 45 service points, consisting of eight locations managed by us and 37 locations managed by third parties, referred to as partner sites.

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

CDN Services

Our CDN services enable our customers to quickly and securely stream and distribute video, audio, advertising, and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, content is delivered with high quality regardless of audience size or geographic location. Our MediaConsole content management tool provides our customers the benefit of a single, easy to navigate system featuring Media Asset Management, Digital Rights Management, or DRM, support, and detailed reporting tools. With MediaConsole, our customers can use one application to manage and control access to their digital assets, deliver advertising campaigns, view network conditions, and gain insight into habits of their viewing audience.  Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services. Instead, we were a reseller of third party CDN services for which results of operations are included in other revenues and direct costs of network, sales and services, as discussed below.

Other

Other revenues and direct costs of network, sales and services consist primarily of third party CDN services. Throughout 2007, other revenues and other direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 12 to the accompanying financial statements.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Direct costs of network, sales and services. Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing Internet network service providers, or ISPs, and competitive local exchange providers;
●	facility and occupancy costs for housing and operating our and our customers’ network equipment;
●	costs of license fees for operating systems software;
●	costs incurred for providing additional third party services to our customers; and
●	costs of FCP solutions sold.

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

Direct costs of amortization of acquired technologies. Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The weighted average of remaining lives at September 30, 2008 is approximately six years.

Direct costs of customer support. Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, facilities costs associated with the network operations centers are included in direct costs of customer support.

Product development. Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. Costs for software to be sold, leased or otherwise marketed are capitalized upon establishing technological feasibility and ending when the software is available for general release to customers. Costs associated with internal use software are capitalized when the software enters the application development stage until the software is ready for its intended use. All other product development costs are expensed as incurred.

Sales and marketing. Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our web site, and other promotional costs.

General and administrative. General and administrative costs consist primarily of compensation and other expense for executive, finance, human resources and administrative personnel, professional fees, and other general corporate costs.

Three and Nine Months Ended September 30, 2008 and 2007

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

For the three months ended September 30, 2008, total revenues were $65.4 million, an increase of 8% over the three months ended September 30, 2007. Data center services and IP services both contributed to this increase.  Segment profit was $30.0 million for the three months ended September 30, 2008, compared to $31.2 million for the same period in 2007. Segment profit as a percentage of revenues decreased to 46% from 52% for the three months ended September 30, 2008 and 2007, respectively. This decline as a percentage of revenues was primarily due to increased direct costs associated with our 2008 data center expansion efforts and a higher proportion of lower margin partner data center space sold during the quarter. Total operating costs and expenses for the three months ended September 30, 2008 included $99.7 million in impairment charges for goodwill and $2.6 million in impairment charges for other intangible assets.

We continue to maintain a strong balance sheet and sufficient liquidity. Our balance of cash, cash equivalents and short-term investments in marketable securities was $64.4 million and our accounts receivable, net of allowance, were $32.5 million at September 30, 2008. Our balance sheet also includes $126.6 million of net intangible assets, of which $91.0 million is goodwill. As noted above, during the three months ended September 30, 2008, we recorded an impairment charge of $102.3 million to goodwill and other intangible assets.

For the nine months ended September 30, 2008, net cash provided by operating activities was $30.6 million and capital expenditures were $34.1 million. Our capital expenditures were principally for the continued expansion of data centers managed by us.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

The following table sets forth, as a percentage of total revenues, selected statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Internet protocol (IP) services	48.4%	50.0%	49.1%	51.8%
Data center services	43.9	36.2	42.4	34.7
Content delivery network (CDN) services	7.7	9.3	8.5	7.5
Other	—	4.5	—	6.0
Total revenues	100.0	100.0	100.0	100.0

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	17.4	17.8	17.9	18.4
Data center services	33.7	24.0	31.7	24.9
CDN services	3.1	3.1	3.2	2.6
Other	—	3.5	—	4.9
Direct costs of amortization of acquired technologies	4.7	2.0	2.9	1.7
Direct costs of customer support	6.0	7.4	6.6	7.1
Product development	3.2	2.9	3.4	2.7
Sales and marketing	11.3	14.4	12.6	13.5
General and administrative	11.5	12.6	12.3	13.4
Provision for doubtful accounts	1.7	0.7	2.5	0.6
Goodwill impairment	152.4	—	52.5	—
Restructuring and impairments	1.1	—	0.4	6.6
Acquired in-process research and development	—	—	—	0.2
Depreciation and amortization	9.4	9.8	9.1	9.7
Total operating costs and expenses	255.5	98.2	155.1	106.3
(Loss) income from operations	(155.5)%	1.8%	(55.1)%	(6.3)%

Segment information. We have three business segments: IP services, data center services and CDN services. IP services include managed and premise-based high performance IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. We are increasingly bundling our data center services with our high performance IP connectivity services. CDN services include products and services for storing, delivering and monetizing digital media to large global audiences over the Internet. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services. Instead, we were a reseller of third party CDN services for which revenues and direct costs are included in other revenues and direct costs of network, sales and services for the three and nine months ended September 30, 2007, as discussed below. Throughout 2007 our third party CDN services and associated direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

Our reportable segments are strategic business units that offer different products and services. As of September 30, 2008, our customer base totaled more than 3,600 customers across more than 20 metropolitan markets.

IP services. Revenues for IP services increased more than $1.4 million, or 5%, to $31.7 million for the three months ended September 30, 2008, compared to $30.2 million for the three months ended September 30, 2007. For the nine-month period, IP services revenues increased $3.9 million, or 4%, to $93.2 million as of September 30, 2008, compared to $89.3 million as of September 30, 2007. The increase in IP revenues is driven by an increase in demand, partially offset by a decline in IP pricing. We continue to experience increasing demand for our traditional IP services, with IP traffic increasing approximately 73% from the three months ended September 30, 2007 to the three months ended September 30, 2008. The increase in IP traffic has resulted from an increase in the number of customers and customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. Ongoing industry-wide pricing declines over the last several years, however, have offset a portion of our gains in customers and IP traffic. The effective price we charge our customers for IP Services, measured in megabits per second, or Mbps, decreased approximately 32% from the three months ended September 30, 2007 to the three months ended September 30, 2008.  IP services revenues also include FCP and other hardware sales of $1.2 million and $2.7 million for the three and nine months ended September 30, 2008, respectively compared to $0.9 million and $2.1 million for the three and nine months ended September 30, 2007, respectively.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, increased more than $0.5 million, or 6%, to $11.3 million for the three months ended September 30, 2008, compared to $10.8 million for the three months ended September 30, 2007. For the nine-month period, the related direct costs increased more than $2.3 million, or 8%, to $34.0 million as of September 30, 2008, compared to $31.7 million as of September 30, 2007. Direct costs of IP network, sales and services were 36% of IP services revenues for the three months ended September 30, 2008 and 2007, respectively, and 37% and 36% for the nine months ended September 30, 2008 and 2007, respectively. IP services segment profit increased $0.8 million to $20.3 million for the three months ended September 30, 2008, from $19.5 million for the three months ended September 30, 2007 and increased $1.5 million to $59.1 million for the nine months ended September 30, 2008 from $57.6 million for the nine months ended September 30, 2007. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services especially are subject to ongoing negotiations for pricing and minimum commitments. During the nine months ended September 30, 2008, we renegotiated our agreements with several of our major network service providers, which resulted in higher minimum commitments but lower bandwidth rates. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Data center services. Data center services are a significant source of revenue growth for our business. Revenues for data center services increased more than $6.8 million, or 31%, to $28.7 million for the three months ended September 30, 2008, compared to $21.9 million for the three months ended September 30, 2007. For the nine-month period, data center services revenues increased $20.6 million, or 34%, to $80.4 million as of September 30, 2008, compared to $59.8 million as of September 30, 2007. The reason for the increase is primarily due to our data center growth initiative, as discussed below, which we began executing during the second quarter of 2007 and is on-going. We have also structured our data center business to accommodate larger, global customers and ensure a platform for robust traffic growth.

The direct costs of data center services, exclusive of depreciation and amortization, increased more than $7.5 million, or 52%, to $22.1 million for the three months ended September 30, 2008, compared to $14.5 million for the three months ended September 30, 2007. For the nine-month period, the related direct costs increased $17.3 million, or 40%, to $60.2 million as of September 30, 2008, compared to $42.9 million as of September 30, 2007. Data center services contributed $6.7 million of segment profit for the three months ended September 30, 2008, a decrease of $0.7 million from $7.4 million for the three months ended September 30, 2007. Data center services contributed $20.2 million of segment profit for the nine months ended September 30, 2008, an increase of $3.3 million from $16.9 million for the nine months ended September 30, 2007.  Direct costs of data center services as a percentage of corresponding revenues has increased to 77% for the three months ended September 30, 2008 from 66% for the three months ended September 30, 2007 and has increased to 75% for the nine months ended September 30, 2008 from 72% for the nine months ended September 30, 2007.

The growth in data center revenues and direct costs services largely follows our expansion of data center space, and we believe the demand for data center services continues to outpace industry-wide supply.  Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and third parties, referred to as partner sites, as well as the utilization of total available space.  The initial operating costs, especially for rent, of sites operated by us causes us to recognize some costs ahead of revenues, but overall is more profitable at certain levels of utilization than the use of partner sites.  Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues.  We seek to optimize the most profitable mix of available data center space operated by us and our partners.  The increase in initial operating costs of sites operated by us as well as our increased use of partner sites are reasons for the higher percentage of direct costs for the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007. We continue to expand the sites operated by us and expect to have more of this space available to be used in the future as part of our data center growth initiative. Direct costs of data center services as a percentage of corresponding revenues are expected to decrease as the recently expanded sites operated by us contribute to revenue and become more fully utilized.

During the three months ended September 30, 2008, we added 7,000 square feet of data center space in sites operated by us and 2,000 square feet in partner sites.  At September 30, 2008, we had approximately 216,000 square feet of data center space with a utilization rate of approximately 76%, as compared to approximately 169,000 square feet of data center space with a utilization rate of approximately 75% at September 30, 2007. We expect our recent data center expansion to provide us lower costs per occupied square foot in future periods, enabling us to increase revenues compared to relatively lower direct costs of data center services. At September 30, 2008, 121,000 square feet of data center space, or approximately 56% of our total square feet, was in data centers operated by us versus partner sites as compared to 104,000 square feet or 62% of our total square feet at September 30, 2007. Additionally, approximately 75% and 72% of our available square feet as of September 30, 2008 and 2007, respectively, were in data centers operated by us.

CDN services. Revenues for our CDN services segment decreased $0.6 million, or 11%, to $5.0 million for the three months ended September 30, 2008, compared to $5.6 million for the three months ended September 30, 2007. For the nine-month period, revenues for our CDN services segment increased $3.3 million to $16.2 million as compared to $12.9 million for the nine months ended September 30, 2007, which only includes activity from the acquisition date of VitalStream on February 20, 2007. As previously noted, we did not offer proprietary CDN services prior to our acquisition of VitalStream. Instead, we were a reseller of third party CDN services. The decrease in revenues from 2007 to 2008 for the three months ended September 30 are due primarily to delayed and prolonged sales cycles from integration and reliability issues in the acquired network and have now been resolved, a strategic shift towards larger, higher-credit quality customers and more recently, a highly-competitive market environment for CDN services that is driving lower pricing. Nevertheless, we expect CDN services to be an area of growth and upgraded and expanded related infrastructure, including in Europe and Asia, to serve the expected industry-wide demand. Also, we extended our 100% uptime service level agreement, or SLA, to customers purchasing or renewing CDN services after January 1, 2008.   As discussed in note 4 to the accompanying financial statements and below, we recorded asset impairment charges of $102.3 million on our CDN services goodwill and other intangible assets.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased $0.1 million, or 7%, to $2.0 million for the three months ended September 30, 2008, compared to $1.9 million for the three months ended September 30, 2007. For the nine-month period, direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased $1.5 million, to $6.0 million for the nine months ended September 30, 2008, compared to $4.5 million for the nine months ended September 30, 2007. Segment profit for CDN services decreased $0.8 million to $3.0 million for the three months ended September 30, 2008 from $3.8 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, CDN segment profit increased $1.8 million to $10.2 million from $8.4 million at September 30, 2007. As noted above, costs for the nine months ended September 30, 2007 only include activity after our acquisition of VitalStream on February 20, 2007. Direct costs of CDN network, sales and services were 40% of CDN services revenues for the three months ended September 30, 2008, compared to 33% for the three months ended September 30, 2007. Direct costs of CDN network, sales and services were 37% and 35% of CDN services revenues for the nine months ended September 30, 2008 and 2007, respectively.  The direct costs in 2008 include the benefit of lower rates as we have migrated VitalStream’s former contracts and terms to our own since the acquisition in February 2007. However, the increase in direct costs as a percentage of revenues for the three months ended September 30, 2008 is primarily related to increased price competition within the market. Direct costs of CDN network sales and services also include an allocation of direct costs of IP network sales and services based on the average cost of actual usage by the CDN segment. The allocation of direct costs of IP network sales and services was $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively. The CDN segment will also further benefit from the renegotiated rates with our network service providers discussed above under IP Services.

Other. Other revenues and direct costs of network, sales and services consist primarily of third party CDN services. Throughout 2007, the CDN services we began to provide following our acquisition of VitalStream steadily replaced the activity of the former third party CDN service provider.

Other operating expenses. Other than direct costs of network, sales and services, our compensation and facilities-related costs have the most pervasive impact on recurring operating expenses.  Compensation and benefits comprise our next largest expense after direct costs of network, sales and services. Cash-basis compensation and benefits decreased $1.5 million to $12.5 million for the three months ended September 30, 2008 from $14.0 million for the three months ended September 30, 2007. Cash-basis compensation increased $1.1 million to $39.9 million from $38.8 million for the nine months ended September 30, 2007.  The decrease in cash-basis compensation and benefits for the three months ended September 30, 2008 is due to a decrease in commissions of $0.9 million and a reduction in the bonus accrual of $0.5 million.  The increase in cash-basis compensation and benefits for the nine months ended September 30, 2008 is due to annual pay increases for employees effective April 1, 2008, having a full nine months of CDN employee expense compared to seven full months in 2007 and $0.6 million in severance accruals for two executives. These increases were partially offset by a reduction in the bonus accrual of $1.3 million because we are not currently on target to achieve our established financial performance goals, and a reduction in commissions of $0.6 million. Total headcount remained relatively consistent at approximately 430 at September 30, 2008 and 2007.  Stock-based compensation decreased $0.3 million to $1.9 million for the three months ended September 30, 2008 from $2.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, stock-based compensation decreased more than $0.2 million to $6.4 million from $6.6 million for the nine months ended September 30, 2007. The decreases are primarily due to fewer grants of stock-based awards and a lower fair value for new awards based on our lower stock price, partially offset by an accrual of $0.4 million for bonuses to be paid in stock.  Stock-based compensation is summarized by the following financial statement captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Direct costs of customer support	$277	$561	$1,089	$1,392
Product development	135	232	544	653
Sales and marketing	448	314	1,396	1,604
General and administrative	1,062	1,116	3,342	2,989
	$1,922	$2,223	$6,371	$6,638

Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, is our next largest recurring expense and increased $0.1 million, to $1.9 million for the three months ended September 30, 2008 compared to $1.8 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, facility and related costs increased $0.4 million to $5.7 million from $5.3 million for the nine months ended September 30, 2007. The increases are primarily due to the recent relocation and upgrade of one of our sales offices to a new, larger space and having a full nine months of CDN operating expenses, partly offset by ongoing cost containment efforts.

Additional operating expenses are further discussed with the financial statement captions below.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Direct costs of amortization of acquired technologies. Direct costs of amortization of acquired technologies increased to $3.0 million for the three months ended September 30, 2008, from $1.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, direct costs of amortization of acquired technologies increased to $5.5 million from $2.9 million for the nine months ended September 30, 2007.  The increases for both the three- and nine-month periods are due to the $1.9 million impairment in developed advertising technology for advertising due to a strategic change in market focus. See below for further discussion of the impairment of goodwill and other intangible assets.  Also included in the nine-month period increase is additional amortization expense due to a full nine months of amortization of post-acquisition intangible technology assets related to CDN.

Direct costs of customer support. Direct costs of customer support decreased 12% to $4.0 million for the three months ended September 30, 2008, from $4.5 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, direct costs of customer support increased 3% to $12.5 million, as compared to $12.2 million for the nine months ended September 30, 2007. The decrease of $0.5 million for the three-month period was primarily due to a $0.3 million decrease in stock-based compensation. The nine-month period increase of $0.3 million is primarily the result of a $0.6 million increase in cash-basis compensation and benefits, partially offset by a decrease of $0.3 million in stock-based compensation, as previously discussed.

Product development. Product development costs for the three months ended September 30, 2008 increased 20% to $2.1 million from $1.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, product development costs increased 36% to $6.4 million, as compared to $4.7 million for the nine months ended September 30, 2007. The product development cost increase for the three and nine months ended September 30, 2008 of more than $0.3 million and $1.7 million, respectively, are attributable to increases in cash-basis compensation and benefits and professional services. The increases in cash-basis compensation were $0.3 million and $1.1 million for the three and nine months, respectively, and include the transfer of certain employees to product development that were formerly in professional services and customer support roles in sales and marketing and direct costs of customer support, respectively. The increase in professional services costs of $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, are due to the use of third party vendors for certain engineering services that were previously performed by our employees in 2007, especially with respect to our CDN.

              Sales and marketing. Sales and marketing costs for the three months ended September 30, 2008 decreased 15% to $7.4 million from $8.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, sales and marketing costs increased 3% to $23.9 million, as compared to $23.2 million for the nine months ended September 30, 2007. The net decrease of $1.3 million for the three-month period was comprised primarily of $1.0 million for cash-basis compensation. Cash-basis compensation includes a $0.9 million decrease in commissions. The reduction in commissions is due to higher sales quotas under a new commission plan, adjustments for not meeting sales quotas, an increase in the number of both new sales people and open sales positions and recording commissions for certain large customer bookings that were signed during the three months ended September 30, 2007. The nine-month period increase of $0.7 million is primarily the result of a $0.6 million increase in cash-basis compensation, which includes a decrease in commissions for the reasons noted above.

General and administrative. General and administrative costs for the three months ended September 30, 2008 decreased 1% to $7.5 million from $7.6 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative costs increased 1% to $23.3 million, as compared to $23.1 million for the nine months ended September 30, 2007. The three- month period decrease of $0.1 million reflects a $0.7 million decrease in cash-basis compensation, offset by an increase in professional services costs.  The nine–month period increase of $0.2 million includes an increase of $1.2 million in professional services, offset by a $1.2 million decrease in cash-basis compensation. Professional services costs were higher due primarily to higher accounting fees, especially associated with international statutory audits, use of consultants for process improvements, contract labor and other outside services. Compensation for both the three- and nine-month periods was impacted by lower bonus accruals, as previously discussed.

Provision for doubtful accounts.   The provision for doubtful accounts increased to $1.1 million for the three months ended September 30, 2008, from $0.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, the provision for doubtful accounts increased to $4.8 million from $1.0 million as of September 30, 2007.  The increases during 2008 resulted from our regular review of the aged accounts receivable balances, taking into consideration current economic conditions and were primarily attributed to our CDN and IP segments.   We believe the ability to collect these valid receivables has become less than probable due to changes in customer circumstances. A number of the CDN customers that have been reserved as doubtful accounts were customers in 2007 and early 2008, but have since been disconnected from our service for failing to remit payment. In addition, IP services have been impacted by bankruptcies of certain customers in the financial services industry.  We will continue to strongly focus on our customers' ability to make payment in light of the current economic conditions.

Goodwill impairment. We perform our annual goodwill impairment test as of August 1 of each calendar year, following our annual strategic planning cycle.  Our assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units.  We estimate fair value using a combination of discounted cash flow models and market approaches.  If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary.  If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any.  To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

As a result of our August 1, 2008 assessment, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. We filed a Current Report on Form 8-K on October 29, 2008 to announce this impairment charge along with the impairment charges for developed advertising technology and trade name, discussed below, for an aggregate impairment charge of approximately $101.7 million. We have since determined the aggregate impairment charge to be $102.3 million due to a reevaluation of the estimated useful life of the developed advertising technology, as discussed below.

The goodwill impairment charge is presented separately in the accompanying statement of operations for the three and nine months ended September 30, 2008. The goodwill impairment is primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values.  The declines in CDN services revenues and operating results compared to projections are attributable to integration and reliability issues in the acquired network and have now been resolved, a strategic shift to larger, higher credit quality customers and more recently, a highly-competitive market environment for CDN services that is driving lower pricing.  Changes in market factors include lower market multiples across the CDN services industry from 12 to 18 months ago and our own lower market capitalization.  The culmination of these factors leading to our impairment of goodwill did not occur until the three months ended September 30, 2008.   The impairment charge does not have any impact on our current cash balance or future cash expenditures, or result in violation of any covenants of our debt instruments.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.   Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates.  The following is a description of the valuation methodologies we used to derive the fair value the CDN services segment:

●
Income Approach: To determine fair value, we discounted the expected cash flows of the CDN services reporting unit. Expected cash flows were calculated using a compounded annual revenue growth rate of approximately 20%, forecasting existing cost structures and considering capital reinvestment requirements.  We used a discount rate of 20%, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our CDN services operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

●
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our CDN services reporting unit using several market-based approaches, including the enterprise value that we derive based on our stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue and EBITDA multiples below the median for our comparable companies.

We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis, as required by SFAS No. 142.

The impairment also caused the Company to reverse a deferred tax liability of $0.6 million associated with the CDN services goodwill.  Reversing the deferred tax liability results in an income tax benefit of approximately $0.6 million in the three months ended September 30, 2008, of which $0.2 million is the reversal of year-to-date income tax expense through June 30, 2008.

Restructuring and impairments. In conjunction with our review of our long-term financial outlook, which includes our annual assessment of goodwill for impairment, as discussed above, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets acquired in the VitalStream acquisition in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as appropriate.  The analysis and re-assessment of other identifiable intangible assets recorded in the VitalStream acquisition resulted in:

●	an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus,
●	an impairment charge of $0.8 million in trade names as a result of discontinuing the use of the VitalStream trade name, and
●
a change in estimate that results in an acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life of four remaining years instead of an original estimated useful life of nine years due to customer churn, or attrition, being higher than expected as of the acquisition date.

The impairment charge of $1.9 million for developed advertising technology is included in the caption “direct costs of amortization of acquired technologies.”  This impairment charge was previously estimated to be $1.2 million as noted in the Company’s Current Report on Form 8-K filed on October 29, 2008, but was changed due to a reevaluation of the estimated useful life of the technology. The impairment charge of $0.8 million for the trade name is included in the caption “restructuring and impairment” in the accompanying statements of operations.  The impairment charge for trade name is presented in the statement of operations net of a non-cash benefit of $0.1 million to reduce our restructuring liability, as discussed below.  None of the impairment charges have any impact on our current cash balance or future cash expenditures, or result in violation of any covenants of our debt instruments.  The change in accounting estimate for our customer relationship intangible asset resulted in an increase to our net loss of $0.1 million and had no material effect on our net loss per basic or diluted shares for the three and nine months ended September 30, 2008.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

During the three months ended March 31, 2007, we incurred restructuring and impairment charges totaling $11.3 million. The charges were the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter of 2007. The charges to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charges also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. Net related expenditures are estimated to be $10.7 million, of which $3.7 million has been paid through September 30, 2008, and the balance continuing through December 2016, the last date of the longest lease term. These expenditures are expected to be paid out of operating cash flows. Cost savings from the restructuring were estimated to be approximately $0.8 million per year through 2016, primarily for rent. During the three months ended September 30, 2008, we recorded a net non-cash benefit of $0.1 million to reduce our restructuring liability for employee separations.  This non-cash adjustment removes the liability for employee separations since all amounts have been paid.

We also incurred a $1.1 million impairment charge during the three months ended March 31, 2007 for the sales order-through-billing system, which was the result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream. This impairment charge was not related to any specific business segment.

Interest expense. Interest expense includes a loss on extinguishment of debt of $0.2 million and less than $0.1 million for the three and nine months ended September 30, 2008 and 2007, respectively.

Write-off of investment. During the nine months ended September 30, 2007, we incurred a charge of $1.2 million representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares.

(Benefit) provision for income taxes. We recorded a benefit for income taxes of $0.1 million for the three months ended September 30, 2008 and a provision for income taxes of $0.1 million for the three months ended September 30, 2007. We recorded a provision for income taxes of $0.2 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively. Our effective income tax rate, as a percentage of pre-tax income, for the nine months ended September 30, 2008 and 2007, is (0.2%) and (2.7%), respectively. The fluctuation in the effective income tax rate is attributable to discrete expense items during the third quarter of 2008.  The primary discrete item is the tax benefit for the reversal of the domestic deferred tax liability related to tax amortization of goodwill of $0.4 million as a result of the goodwill impairment, as discussed above.

The effective annual rate for 2008 could change due to number of factors including, but not limited to, potential release of the valuation allowance in the United States, or U.S., the Company’s geographic profit mix between the U.S., the United Kingdom and other foreign jurisdictions, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, and the expiration of the statute of limitations for open years.

We continue to maintain a valuation allowance against our deferred tax assets totaling $187.8 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when they are estimated to be realizable. Based on analysis of our projected future U.S. pre-tax income, we may have sufficient positive evidence within the next twelve months to release the valuation allowance currently recorded against our U.S. deferred tax assets. Currently, while there can be no guarantee that our expectations of future positive income will occur, we are estimating the range of income tax benefit derived from total U.S. deferred tax assets that may be recognized upon the release of the valuation allowance to be $65.0 million to $160.0 million. This estimated range takes into account potential tax limitations from possible ownership changes that may occur.

For the three months ended September 30, 2008, there were no new material uncertain tax positions.  Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Liquidity and Capital Resources

Cash Flow for the Nine Months Ended September 30, 2008 and 2007

Net cash from operating activities

Net cash provided by operating activities was $30.6 million for the nine months ended September 30, 2008. Our net loss, after adjustments for non-cash items, generated cash from operations of $32.8 million while changes in operating assets and liabilities represented a use of cash from operations of $2.2 million. We anticipate continuing to generate cash flows from our results of operations, or net (loss) income adjusted for non-cash items, and manage changes in operating assets and liabilities towards a net $0 change over time in subsequent periods. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment in the nine months ended September 30, 2008 was $102.3 million for impairment of goodwill and other intangible assets further discussed above in the section captioned “Results of Operations.” There was also a non-cash adjustment of $20.9 million for depreciation and amortization, which includes the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments in 2008 also include $6.4 million for stock-based compensation expense and $4.8 million for the provision for doubtful accounts, both of which are further discussed above in the section captioned “Results of Operations.” The changes in operating assets and liabilities include increases in prepaid expenses, deposits and other assets of $1.5 million, mostly due to an increase in prepaid colocation setup costs and two initial deposits required by real estate leases, and a change of $1.0 million in accounts receivable due to current economic conditions, including a few customers who have filed for bankruptcy as discussed above in the section captioned “Results of Operations.” There were also decreases in accrued restructuring, deferred revenues and accrued liabilities of $1.5 million, $0.5 million and $0.5 million, respectively. Accrued restructuring expenses decreased primarily due to scheduled cash payments during the nine months ended September 30, 2008. The decrease in deferred revenues was caused by less deferred revenues related to our FCP product and the decrease in accrued liabilities was mainly caused by lower bonus accruals. These changes were partially offset by an increase in accounts payable of $3.0 million, which was primarily caused by amounts due to vendors related to our continued expansion of data center facilities. Quarterly days sales outstanding at September 30, 2008 decreased to 45 days from 54 days at December 31, 2007. The 54 days sales outstanding at December 31, 2007 was unusually high and related to collection delays on certain larger, high credit quality customers that tended to pay over longer terms and the migration of certain former VitalStream and other customers to Internap billing and systems platforms.

Net cash provided by operating activities was $15.7 million for the nine months ended September 30, 2007 and was the result of adjustments for non-cash items totaling $30.5 million, partially offset by our net loss of $11.0 million, and a net use of cash for changes in working capital items of more than $3.8 million. The non-cash adjustment of $19.7 million for depreciation and amortization included the amortizable intangible assets acquired through the acquisition of VitalStream on February 20, 2007 and the expansion of our P-NAP and data center facilities. The change in working capital included an increase in accounts receivable of $10.4 million. This increase is largely due to increased billings in late August and September and the timing of collections with our quarter ending on a weekend. The change in working capital also included a net increase in accrued restructuring liability of $6.0 million as previously disclosed.

Net cash from investing activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $30.4 million, primarily due to capital expenditures of $34.1 million, offset by decrease in restricted cash of $4.1 million. Our capital expenditures were principally for the continued expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. We expect total capital expenditures of $45.0 to $50.0 million for the year ended December 31, 2008, funded from both cash from operations and borrowings from our credit agreement. Restricted cash decreased due to the maturity of certificates of deposit that were securing certain letters of credit, which were replaced. These letters of credit are now secured by our revolving credit facility.

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

Net cash from financing activities

Net cash used in financing activities for the nine months ended September 30, 2008 was $0.6 million, primarily due to principal payments on capital leases.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $14.6 million. Cash provided by financing activities was primarily due to proceeds from note payable of $19.7 million, net of discount, and proceeds from stock compensation plan activity of $7.7 million, partially offset by principal payments on notes payable and capital leases of $12.7 million. The proceeds from the note payable were a result of entering into a new credit agreement on September 14, 2007. We discuss the credit agreement in greater detail in the section below captioned “Liquidity.”

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Liquidity

We have experienced significant impairments and operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points, and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2007.  For the three and nine months ended September 30, 2008, we recorded net losses of $101.4 million and $103.9 million, respectively. As of September 30, 2008, our accumulated deficit was $965.9 million. We cannot guarantee that we will be profitable in the future, given the competitive and evolving nature of the industry in which we operate. Also, we are currently in a time of deteriorating economic conditions and have seen signs of slowdowns and cautious behavior from our customers. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We expect to meet our cash requirements for the remainder of 2008 and in 2009 through a combination of net cash provided by operating activities and existing cash, cash equivalents and investments in marketable securities.  We may also utilize additional borrowings under our credit agreement, especially for capital expenditures, particularly if we consider it economically favorable to do so.  We expect to incur these capital expenditures primarily for the continued expansion of our P-NAP and data center facilities. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions. A prolonged recession, if it were to occur, may have an adverse impact on spending by the businesses we serve, resulting in a decline in demand for our products and services.  In addition, deteriorating economic conditions may make it more difficult for these businesses to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.  To date, we have increased our provision for doubtful accounts, in part after taking into consideration current economic conditions, as discussed below.  Furthermore, current instability in the market for our auction rate securities has caused us to lower our estimate of fair value for these securities, which represent approximately 10% of our total financial assets.  Although we do not believe that this reduction has or will have a material adverse effect on our liquidity or capital resources, we are continuing to monitor these markets closely. We are similarly monitoring our short-term investments in high credit quality corporate debt securities and commercial paper to ensure instability in liquidity and credit markets do not adversely impact the fair value of these investments.

Short-term investments.   Short-term investments primarily consist of high credit quality corporate debt securities, commercial paper and U.S. Government Agency debt securities. At September 30, 2008, our balance in short-term investments was $12.8 million. All short-term investments have original maturities greater than 90 days but less than one year, are classified as available for sale and are reported at fair value.

Non-current investments.   Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. At September 30, 2008, the carrying value of our auction rate securities was $6.6 million, all of which carried AAA/Aaa ratings as of September 30, 2008.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  They have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. As discussed in note 9 to the accompanying financial statements, we adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008.  We categorized our auction rate securities as level 3 assets in the fair value hierarchy.  Level 3 assets have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets. The fair value of our level 3 assets was $6.6 million at September 30, 2008, representing 10% of our total financial assets measured at fair value.

Given that observable auction rate securities market information was not available to determine the fair value of our auction rate securities, we estimated the fair value of the auction rate securities based on a discounted cash flow model, as well as transaction data for bonds that we consider to have similar characteristics to our auction rate securities.  Our analysis was based on assumptions we believe market participants would use in pricing the securities in a current transaction, which could change significantly over time based on

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

market conditions.  The assumptions in our analysis included:

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

While our valuation model was based on both level 2 (credit quality and interest rates) and level 3 inputs under the SFAS No. 157 fair value hierarchy, we determined that the level 3 inputs were the more significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates.  Based on this assessment of fair value, we recorded an unrealized loss of approximately $0.6 million in accumulated other comprehensive income within the stockholders’ equity section of our balance sheet related to our auction rate securities as of September 30, 2008. We believe this unrealized loss is temporary, primarily attributable to the illiquidity of these investments, and have no reason to believe that any of the underlying issuers are presently at risk of default.   We further anticipate that we will be able to sell our auction rate securities in the future without loss. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our auction rate securities as non-current investments as of September 30, 2008, versus current investments as of December 31, 2007. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

In October 2008, the Company received an offer from one of our investment providers to sell at par value auction-rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period beginning June 30, 2010. The offer is non-transferable and expires on November 14, 2008. The acceptance of the offer will likely result in a charge to income for the difference between the fair value of the offer and the unrealized loss on the auction rate securities held.   As of September 30, 2008, we have recorded unrealized losses on the auction rate securities held by the investment provider totaling $0.6 million in accumulated other comprehensive income.  If we accept the offer from the investment provider, we expect its fair value will approximate the cumulative unrealized losses on the auction rate securities.  We are in the process of evaluating the offer and its potential financial statement impact.

Restructuring liability.   We continue to have a liability of $8.6 million for restructuring, primarily for ongoing real estate obligations, related to restructuring plans implemented in 2001 and 2007.  For additional information, refer to note 5 of the accompanying financial statements.

Credit agreement. On September 14, 2007, we entered into a $35.0 million credit agreement with Bank of America, N.A., as administrative agent, and lenders who may become a party to the credit agreement from time to time.  VitalStream Holdings, Inc., VitalStream, Inc., PlayStream, Inc., and VitalStream Advertising Services, Inc., four of our subsidiaries, are guarantors of the credit agreement.

On September 30, 2008, we entered into a second amendment to our credit agreement, dated September 14, 2007, with Bank of America, N.A., as the administrative agent, and lenders who may become a party to the credit agreement from time to time.

The modifications to the credit agreement effected by the amendment include, among other things, the following:

●	converting the Company’s outstanding term loan balance of $20.0 million as of September 30, 2008 into a loan under the revolving line of credit facility under the credit agreement;
●	terminating the term loan facility under the credit agreement;
●	increasing the total “Revolving Credit Commitment” from $5.0 million to $35.0 million;
●	increasing the “Letter of Credit Sublimit” in the credit agreement from $5.0 million to $7.0 million;
●	providing the Company and Bank of America with an option to enter into a lease financing agreement not to exceed $10.0 million; and
●	modification of certain covenants and definitions.

The interest rate on the credit facility as of September 30, 2008 was 3.985% and the principal amount of $20.0 million is due September 14, 2011. As of September 30, 2008, we were in compliance with the financial and other covenants.

Capital leases. Our future minimum lease payments on remaining capital lease obligations at September 30, 2008 totaled $0.8 million.

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

Non-current investments.  Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  Interest received during a given period is based upon the interest rate determined through the auction process.  Although these securities are issued and rated as long term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.  Uncertainties in the credit markets affect the liquidity of our holdings in auction rate securities.  We did not experience any unsuccessful auction rate resets during the year ended or the initial rate resets immediately following December 31, 2007. However, we have experienced failures on each of our subsequent auction rate resets.  All of our auction rate securities auctions have now failed multiple times. Nevertheless, we continue to receive interest every 28 days.

While our investments are of high credit quality, at this time we are uncertain as to whether or when the liquidity issues relating to these investments will worsen or improve. Because of this illiquidity in the auction rate securities markets, we recorded an unrealized loss of $0.6 million during the nine months ended September 30, 2008 to reflect the estimated fair value of our auction rate securities. This unrealized loss is judged to be temporary and we anticipate that we will be able to sell our auction rate securities holdings in the future without loss. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our investments in auction rate securities as non-current investments as of September 30, 2008 versus current investments as of December 31, 2007. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

As of September 30, 2008, we have a total of $6.6 million invested in auction rate securities, representing 10% of our total financial assets measured at fair value. We estimate that a change in the effective yield of 100 basis points would change our interest income by less than $0.1 million per year.  In October 2008, the Company received an offer from one of our investment providers to sell at par value auction-rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period beginning June 30, 2010. The offer is non-transferable and expires on November 14, 2008. The acceptance of the offer will likely result in a charge to income for the difference between the fair value of the offer and the unrealized loss on the auction rate securities held.   As of September 30, 2008, we have recorded unrealized losses on the auction rate securities held by the investment provider totaling $0.6 million in accumulated other comprehensive income.  If we accept the offer from the investment provider, we expect its fair value will approximate the cumulative unrealized losses on the auction rate securities.  We are in the process of evaluating the offer and its potential financial statement impact.

Other investments. We have invested $4.1 million in Internap Japan Co, Ltd., or Internap Japan, our joint venture with NTT-ME Corporation and NTT Holdings. This investment is accounted for using the equity-method, and to date we have recognized $3.1 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services being offered by Internap Japan has not been proven and may never materialize.

Interest rate risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by approximately $0.2 million per year. As of September 30, 2008, we had $20.0 million of outstanding debt with an interest rate of 3.985%.

Foreign currency risk. Substantially all of our revenues are currently in U.S. dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, because of the material weakness described below.

INTERNAP NETWORK SERVICES CORPORATION
CONTROLS AND PROCEDURES - (continued)

Changes in Internal Control over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2007, which has not yet been fully remediated.

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

Plan for Remediation of the Material Weakness

To remediate the material weakness described above and to enhance our internal control over financial reporting, management implemented plans in 2008 to enhance its existing controls for the analysis of requests for sales adjustments, which include but are not limited to, the following additional processes and controls:

●	A single, common logging system, or portal, for customers to record all disputes, disconnects and requests for credits,
●	A weekly review of a customer request log with appropriate designated management and approval pursuant to the schedule of authorization, and
●	A review by the appropriate designated finance management personnel of the accounting estimates developed from the relevant, sufficient, and reliable data collected above.

In the third quarter, we continued to use our centralized portal for customers to record their disputes.  The portal provides management with a more complete repository of customer issues for assessing sales credits’ impact on revenues.  Since the second quarter of 2008, designated management has met weekly to review and analyze the information collected by the portal, along with other sources of related information, to resolve all customer disputes and requests for credits.  The results of these weekly meetings assist finance personnel in determining appropriate accounting estimates by providing more timely and pertinent information.   In addition, we continue to develop an automated process to monitor customer usage patterns as a means to better manage customer billing disputes. As a result of the accumulation of data from these changes and other processes and controls, the review and remediation of the accounting estimates by finance management continues to be ongoing.

Notwithstanding the material weakness, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

During the quarter ended September 30, 2008, we completed the implementation of a new billing and revenue management, or BRM, system. As a result of the implementation, there have been modest changes in our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. The general design of our internal controls has not changed, but various processes and reports that are enabled through the BRM system and that implement and support the internal controls have replaced analogous process and report features of our predecessor systems. We believe we have taken the necessary steps to monitor and maintain appropriate internal controls as affected by this implementation during this period of change.

Other than the changes noted in the preceding paragraphs, there were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

INTERNAP NETWORK SERVICES CORPORATION

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the addition below, there have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 30, 2008, as amended on June 5, 2008.

Current Economic Conditions and Certain Other External Factors.

Our operations are affected by local, national and worldwide economic conditions, which may worsen over the foreseeable future. The consequences of a prolonged recession may include a lower level of economic activity.  We believe those conditions may have an adverse impact on spending by the businesses we serve. As a result, a lower level of economic activity may result in a decline in demand for our services and products, which may adversely affect our revenues and future growth. In addition, deteriorating economic conditions may make it more difficult for the businesses we serve to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. These and other economic factors could have a material adverse effect on demand for the Company’s services and products and on the Company’s financial condition and operating results. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.  We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

							(d)	Maximum
								Number (or
								Approximate
					(c)	Total Number of		Dollar Value) of
						Shares (or Units)		Shares (or Units)
						Purchased as Part		That May Yet Be
	(a)	Total Number of	(b)	Average Price		of Publicly		Purchased Under
		Shares (or Units)		Paid per Share		Announced Plans		the Plans or
Period		Purchased*		(or Unit)		or Programs		Programs
July 1 to 31, 2008		304		$4.87		—		—
August 1 to 31, 2008		5,545		3.28		—		—
September 1 to 30, 2008		14,666		3.55		—		—
Total		20,515		$3.50		—		—

* These shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted shares of Internap common stock issued to employees.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 6.   EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 2 dated September 30, 2008 to Credit Agreement, dated as of September 14, 2007, by and among Internap Network Services Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto. †

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

INTERNAP NETWORK SERVICES CORPORATION

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

Date: November 10, 2008