Form 10-K
period 2008-12-31
INTERNAP NETWORK SERVICES CORP
filed 2009-03-13
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 000-31989

INTERNAP NETWORK SERVICES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2145721
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

250 Williams Street
Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

(404) 302-9700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $230,695,120 based on a closing price of $4.68 on June 30, 2008, as quoted on the NASDAQ Global Market.

As of February 28, 2009, 50,220,438 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on our beliefs and expectations after consideration of information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to us that could cause or contribute to such differences include, but are not limited to, those set forth in this Form 10-K under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “Internap” or the “Company” refer to Internap Network Services Corporation.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. Our principal executive offices are located at 250 Williams Street, Suite E-100, Atlanta, Georgia 30303, and our telephone number is (404) 302-9700. Our common stock trades on the NASDAQ Global Market under the symbol “INAP.”

We market products and services that optimize the performance and reliability of strategic business Internet applications for e-commerce, customer relationship management, or CRM, multimedia streaming, Voice-over Internet-Protocol, or VoIP, virtual private networks, or VPNs, and supply chain management. Our product and service offerings are complemented by value-added services such as colocation and data center services and managed security services. We also provide products and services for storing and delivering audio and video digital media to large audiences over the Internet following our acquisition of VitalStream Holdings, Inc., or VitalStream, in February 2007. Our content delivery network, or CDN, was purpose-built for streaming digital media and enables content owners to monetize their digital media assets via both subscription and advertising-based business models. Additionally, we offer Internet television solutions, professional services, small business services and pre- and post-installation services.

As of December 31, 2008, we delivered services through our 64 service points across North America, Europe, Asia, India and Australia, which feature direct high-speed connections to multiple major Internet backbones such as AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc. Our proprietary route optimization technology monitors the performance of Internet networks allowing our customer traffic to be “intelligently” routed over the optimal path in a way that maximizes performance and reliability of the transactions by minimizing loss and delays inherent across the Internet. We believe our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements, or SLAs, guarantee performance across the entire Internet, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network. We serve customers in a variety of industries including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology. As of December 31, 2008, we provided services to approximately 3,600 customers in the United States and abroad.

As discussed below in “—Segments,” we operate in three business segments: IP services, data center services and CDN services.

Developments in 2008

Impairments

          Goodwill. We are required to assess goodwill for impairment under generally accepted accounting principles in the United States, or GAAP, on at least an annual basis. Our annual assessment date is August 1 of each year, following our annual strategic planning cycle, which includes an update of our long-term financial outlook.

As a result of our August 1, 2008 assessment, we concluded that the current carrying value of our goodwill in the CDN services segment was impaired. We recorded the CDN services goodwill following our February 2007 acquisition of VitalStream. We recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. The goodwill impairment charge was primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values.

The impairment also caused us to reverse a deferred tax liability and create an income tax benefit of $0.6 million associated with the CDN services goodwill.

We also assessed the likelihood of triggering events and concluded that none had occurred that would cause us to re-assess goodwill for impairment subsequent to August 1, 2008.

          Other Intangible Assets. In conjunction with our August 1, 2008 review of our long-term financial outlook, we also performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the VitalStream acquisition. This analysis and re-assessment resulted in: (1) an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus, (2) an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name and (3) a change in our estimates that resulted in acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life (four remaining years instead of the original estimated nine years) due to customer churn resulting in higher than expected attrition as of our acquisition date.

These non-cash charges to earnings and change in estimated useful life had no impact on our cash balance as of December 31, 2008 and did not result in a violation of any covenants in our debt instruments.

We discuss these impairments in note 8 to the accompanying consolidated financial statements and the sections captioned “Results of Operations—Other Operating Expenses—Goodwill Impairment” and “—Restructuring and Other Impairments” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Restructuring. In conjunction with the preparation of our financial statements as of and for the year ended December 31, 2008 and in light of the recent and significant deterioration in the real estate market, we completed an analysis of our remaining accrued restructuring liability for leased facilities. After reviewing the analysis and specifically the underlying assumptions related to anticipated sublease recoveries, we concluded that certain of the facilities remaining in the restructuring accrual were taking longer than expected to sublease or were otherwise not generating the expected levels of sublease income. The analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The cumulative effect of these changes was $1.1 million, which we recorded as additional restructuring expense and an increase to the liability. We discuss this charge in note 9 and report it in “Restructuring and other impairments” in the accompanying consolidated statements of operations, along with a $0.8 million impairment of the VitalStream tradename and a reduction of the accrued liability of $0.1 million for employee separations since we paid all such amounts. We estimated net related expenditures for the 2007 restructuring plan to be $12.2 million, of which we paid $4.2 million through December 31, 2008, and the balance continuing through December 2016, the last date of the longest lease term. We expect to pay these expenditures out of operating cash flows. We estimate cost savings from the restructuring to be approximately $0.8 million per year through 2016, primarily for rent.

Credit Agreement. On September 30, 2008, we amended our credit agreement with Bank of America, N.A. The amendment consolidated a two-tiered debt facility into a single revolving loan. Under the amended credit facility, we converted the previously-existing $20.0 million term loan balance and outstanding letters of credit with Bank of America into a $35.0 million revolving loan facility. The amendment extended the principal settlement terms from quarterly payments, scheduled to begin in the third quarter of 2008, to a single principal repayment due in 2011. As of December 31, 2008, we had $10.8 million of borrowing capacity on the revolving credit facility. We discuss this amended credit agreement in note 11 to the accompanying consolidated financial statements and the section captioned “Liquidity and Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Global Economic Conditions. We are currently in a time of severe deteriorating economic conditions and have seen signs of slowdowns and cautious behavior from our customers. During the year ended December 31, 2008, we increased our provision for doubtful accounts, in part after taking into consideration current economic conditions. We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions. In particular, we continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms.

Industry Background

The Emergence of Multiple Internet Networks

The Internet originated as a restricted network designed to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and organizations. As the Internet evolved, businesses began to use the Internet for functions critical to their core business and communications. Telecommunications companies established additional networks to supplement the original public infrastructure and satisfy increasing demand. Currently, the Internet is a global collection of multitudes of interconnected computer networks, forming a network of networks. These networks were developed at great expense but are nonetheless constrained by the fundamental limitations of the Internet’s architecture. Each network must connect to one another to permit its users to communicate with each other. Consequently, many Internet network service providers, or ISPs, have agreed to exchange large volumes of data traffic through a limited number of public network access points and a growing number of private connections, called peering.

Peering network access points are not centrally managed. We believe that no single entity has the economic incentive or ability to facilitate problem resolution or to optimize peering within the public network access points, nor the authority to bring about centralized routing administration. Additionally, since these arrangements are based on non-regulated agreements, disagreements between carriers impact performance. As a consequence of the lack of coordination among networks at these public peering points, and to avoid the increasing congestion and the potential for resulting data loss at the public network access points, a number of ISPs have established private interfaces connecting with their peers for the exchange of traffic. Although private peering arrangements are helpful for exchanging traffic, they do not solve all of the structural and economic shortcomings of the Internet.

The Problem of Inefficient Routing of Data Traffic on the Internet

An individual ISP, only controls the routing of data within its network, and its routing practices tend to compound the inefficiencies of the Internet. When an ISP receives a packet that is not destined for one of its own customers, it must route that packet to another ISP to complete the delivery of the packet on the Internet. Since the use of a public network access point or a private peering point typically involves no economic settlement, an ISP will often route the data to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible to reduce capacity and management burdens on its transport network. Once the origination traffic leaves the network of an ISP, SLAs with that ISP typically do not apply since that carrier cannot control the quality of service on the network of another ISP. Consequently, to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. For customers of conventional Internet connectivity providers, this transfer can result in lost data, slower and more erratic transmission speeds and an overall lower quality of service, especially where the ISP is not familiar with the performance of the destination network. Equally important, these customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels, such as poor data transmission performance or service failures. As a result, it is virtually impossible for a single ISP to offer a high quality of service across disparate networks.

The Problem of Poor Application Performance over Distant Network Paths

The major protocols often utilized over data networks perform poorly when network latency is large or network paths are subject to packet and data loss. Network latency is a measure of the time it takes data to travel between two network points. In networks, network latency often depends on physical distance but may also depend on conditions such as congestion. One measure of performance is effective throughput. Throughput is defined as the rate of data transfer, typically expressed in bits per second or megabits per second, or Mbps. It can be limited by the size of the network connection, for example, 1.5Mbps for a standard T1 data connection, or it can be limited by the protocols reacting to certain network conditions, such as latency or packet loss. Typically, throughput is inversely proportional to network latency. Network latency is a significant factor when communicating over vast distances such as the global network paths between two continents. The more distant the communicating parties are from each other, the higher the network latency will be resulting in lower effective throughput. This throughput may be lower than the available network capacity and often results in poor utilization of purchased network capacity. Additionally, many network protocols react to packet loss by requesting a retransmission of the missing data. This retransmission is often interpreted as intermediate network congestion by the protocol that then responds with more conservative network usage and a further reduction of effective throughput. As a result, business applications that must communicate over the vast distances common in the global economy are subject to these limitations, which result in poor application performance and poor utilization of network assets. Network conditions vary significantly in many parts of the developing world and may also result in poor application performance. Yet the global economy is a factor in many businesses operating in these parts of the developing world where distances are vast and network conditions are poor.

The Growing Importance of the Internet for Business-Critical Internet-Based Applications

Once primarily used for e-mail and basic information retrieval, the Internet is now used as a communications platform for an increasing number of business-critical Internet-based applications, such as those relating to electronic commerce, VoIP, supply chain management, customer relationship management, project coordination, streaming media and video conferencing and collaboration.

Businesses are unable to benefit from the full potential of the Internet primarily because of performance issues discussed above. The emergence of technologies and applications that rely on network quality and require consistent, high-speed data transfer, such as VoIP, multimedia document distribution and streaming and audio and video conferencing and collaboration, are hindered by inconsistent performance. We believe that providers who provide a consistently high quality of service that enables businesses to successfully and cost effectively execute their business-critical Internet-based applications over the public network infrastructure through superior performance Internet routing services will drive the market for Internet services.

The Growing Demand for Delivery of Rich Media Content over the Internet

The proliferation of Internet-connected devices and broadband Internet connections coupled with increased consumption of media over the Internet including personalized media content have created a demand for delivery of rich media content. Increasingly, as the volume and quality of dynamic content progresses, viewers of all ages are spending more and more time using the Internet. Viewers now expect to be able to watch a movie or television show online, view the latest news clips, take a virtual walk-through of a home, hear a podcast, watch a live sporting event or concert or participate in an educational course, just to name a few examples. Companies that need to deliver rich media content can either deliver the content using basic Internet connectivity or utilize a content distribution network, or CDN. Because of the inherit weaknesses of the Internet, delivery of rich media content is not reliable. To overcome this problem, companies can either invest substantial capital to build the infrastructure to bypass the public Internet or utilize a third party’s CDN.

Our Market Opportunity

Historically, ISPs have maintained at-will agreements to deliver Internet traffic on a “best efforts” basis without guaranteeing various levels of quality of service. This best efforts delivery is sub-optimal for time-sensitive and real-time applications that require uninterrupted streams of data such as voice and video. For companies that rely on the Internet as a medium for commerce or relationship management, this unpredictable performance often translates into lost revenue, decreased productivity and dissatisfied customers.

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

Segments

We operate in three business segments: IP services, data center services and CDN services. The following is a brief description of each of our reportable business segments. Financial information regarding our segments can be found in note 4 to our accompanying consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

IP Services

          High Performance Internet Protocol, or IP. Our patented and patent-pending network performance optimization technologies address the inherent weaknesses of the Internet, allowing enterprises to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners. Our solutions take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Prior to recommending appropriate network solutions for our customers’ applications, we consider key performance objectives including (1) performance and cost optimization, (2) application control and speed and (3) delivery and reach. Our fees for IP services are based on a fixed-fee, usage or a combination of both.

Our managed intelligent routing service provides fast, reliable connectivity to all major backbones and dynamically identifies the optimal path for our customers’ traffic. The service is also supported by SLAs with 100% network availability, excluding local connections. Our team of certified network engineers supports our customers 24 hours a day, every day of the year.

          Flow Control Platform. Our IP services segment also includes our flow control platform, or FCP. Our FCP is a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The prevalence of multi-homed networks is increasing. To operate each network at the highest performance level, a significant amount of expertise is required to monitor and adjust to global Internet routing, which is very dynamic in nature. The FCP functions similarly to our P-NAP, monitoring the global Internet and automatically adjusting routing real-time to balance the traffic across multiple links to optimize performance. FCP can be tuned to manage network traffic on two dimensions: cost and performance. The user can set thresholds that balance performance against cost, for example routing all traffic across low cost providers while specific minimum performance thresholds are met. If the performance deteriorates, then the traffic can be routed over a better performing but more costly provider to maintain minimum specified performance. This option allows our customer to enjoy service with the optimized performance and economics. Another key feature is minute-by-minute visibility reports and logs on the performance and operation of the customer’s network. Our customers find this information to be useful for carrier SLA verification, monitoring and overall network management.

FCP is one of only a few of the industry’s route control appliances that analyzes and re-routes Internet traffic flows in real-time. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint. This product represents approximately 4% of our IP services revenue and approximately 2% of our consolidated revenue for the year ended December 31, 2008.

Data Center Services

Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. Throughout this Form 10-K, we refer to data center services and colocation services interchangeably. We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and managed services such as content delivery along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals.

To maximize this footprint, we use a combination of facilities managed by us and facilities managed by third parties, referred to as partner sites. We offer a comprehensive solution at 46 service points, consisting of eight locations managed by us and 38 locations managed by third parties. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We also have relationships with various providers to extend our P-NAP model into markets with high demand.

CDN Services

Our CDN services enable our customers to quickly and securely stream and distribute video, audio and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver high-quality content regardless of audience size or geographic location. Our MediaConsole® content management tool provides our customers the benefit of a single, easy to navigate system featuring Media Asset Management, Digital Rights Management, or DRM, support and detailed reporting tools. With MediaConsole, our customers can use one application to manage and control access to their digital assets, view network conditions and gain insight into habits of their viewing audience. Prior to our acquisition of VitalStream in February 2007, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services for which the results of operations are included in “—Other Revenues and Direct Costs of Network, Sales and Services,” discussed below.

We offer the following products and services based on our CDN:

          Next Generation Route-Optimized Hybrid Content Delivery. Our route-optimized hybrid content delivery model is a blend of both decentralized, or “edge caching,” and centralized storage content delivery models. It incorporates large geographically-distributed caches strategically located at “route-optimized” locations throughout the provider’s network along with a small number of large content storage locations. Our integration of route optimization technology within the CDN overcomes the issues that arise when the content is being delivered by a poorly performing network. The route optimization technology analyzes the traffic situation on every major Internet backbone and then detects the best route for the content to take. The technology also allows for the adjustment of additional locations in which popular content is cached, so that popular files may end up on many servers, as opposed to less popular or larger-sized files that may only exist on a handful of servers. It also directs the end-user to the most appropriate data center for streaming or downloading content based on capacity and availability, improving delivery performance at the source by avoiding overload at one location (thus eliminating stuttering videos or plain stops in the stream).

Our network is protected by security systems, including firewalls, proxies and private networking to protect critical systems from intruders. We continuously monitor for security vulnerabilities and malicious activity and employ a staff of security experts to respond to security-related incidents. Additionally, we provide various encryption and digital rights management services that allow our customers to protect their content on our network.

Streaming Service for Flash. We worked closely with Adobe and Microsoft to develop streaming platforms. We are an experienced Flash video and Windows Media streaming service provider, supporting Flash 8 and Flash Media Server 2.5, and we have been a Microsoft Premier Certified Hosting Service provider since 2002. These methods of delivering video on demand and other content are reliable, interactive and easy to use, giving our customers the opportunity to utilize their existing development environment and streamlining their workflow. Our video streaming services permit our customers to upload files to our streaming network without having to set up and maintain video servers.

Content Delivery Service. Our streaming customers often need to utilize download services as part of their business solution. In response to this customer demand, we provide file download services to enable our customers to download critical content including HTML, graphics, media files, software and podcasts to their customers.

Value-Added Services. We also provide a suite of value-added services that provides our customers with a comprehensive solution including Managed Server, Content Management, Transcoding, Video Players, Authentication and various virtualization technologies. This single-solution provider approach enables our customers to accelerate time-to-market, lower operating expenses and simplify implementation and on-going support.

Network Access Points, Points of Presence and Data Centers

We provide our services through our network access points across North America, and in Europe, Asia, India and Australia. Our network access points and data centers feature direct high-speed connections to multiple major Internet backbones, also referred to as network service providers or NSPs, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications. Through our CDN points of presence, or POPs, we provide access to the Internet for our CDN customers. As of December 31, 2008, we provided services worldwide through 62 IP service points, 25 CDN POPs and 46 data center locations. We directly operate eight of these data center sites and have operating agreements with third parties for the remaining locations in the following markets, some of which have multiple sites:

Internap operated	Operated under third party agreements
Atlanta	Atlanta	Oakland	Amsterdam
Boston	Boston	Orange County/	Hong Kong
Houston	Chicago	San Diego	London
New York	Dallas	Philadelphia	Mumbai
Seattle	Denver	Phoenix	Osaka (1)
	Los Angeles	San Francisco	Singapore
	Miami	San Jose	Sydney
	New York	Washington DC	Tokyo (1)
Toronto
____________________
(1)	Through our joint venture in Internap Japan Co., Ltd. with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation.

We are dependent upon the NSPs noted above as well as other ISPs, telecommunications carriers and other vendors in the United States, Europe, Asia, India and Australia.

Other

Other revenues and direct costs of network, sales and services consist of third party CDN services. Throughout 2007, other revenues and direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third-party CDN service provider.

Financial Information about Geographic Areas

For each of the years ended December 31, 2008, 2007 and 2006, we derived less than 10% of our total revenues from our operations outside the United States.

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

Our sales and service organization includes 106 employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2008, we had approximately 66 direct sales representatives whose performance is measured on the basis of achievement of quota objectives.

To support our sales efforts and promote the Internap brand, we conduct comprehensive marketing programs. Our marketing strategies include on-line advertisements, participation at trade shows, an active public relations campaign and continuing customer communications. As of December 31, 2008, we had seven employees in our marketing department.

Research and Development

Product development costs are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs, which we include in product development cost and expense as incurred, primarily consist of compensation related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies. Research and development costs were $5.0 million, $3.1 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. These costs do not include $1.4 million, $1.6 million and $0.9 million in internal software development costs capitalized during the years ended December 31, 2008, 2007 and 2006, respectively. We also expense as incurred those costs that do not qualify for capitalization as software development costs.

Customers

As of December 31, 2008, we had approximately 3,600 customers. We provide services to customers in multiple vertical industry segments including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology. However, our customer base is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10% or more of our net sales. We did not derive any significant amounts of revenue for any of the years ended December 31, 2008, 2007 and 2006 from contracts or subcontracts terminable or renegotiation at the election of the federal government, and we do not expect such contracts to be a significant percentage of our total revenue in 2009.

Competition

The market for managed services, premise-based products and content delivery is intensely competitive and is characterized by technological change, the introduction of new products and services and price erosion. We believe that the principal factors of competition for service providers in our target markets include: speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price and brand recognition. We believe that we compete favorably on the basis of these factors.

Our current and potential competition primarily consists of:

●
NSPs that provide connectivity services, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc.; Global Crossing Limited and Verio, an NTT Communications Company;

●	regional Bell operating companies that offer Internet access and managed services;

●	global, national and regional ISPs such as Orange Business Services, BT Infonet, and Savvis, Inc.;

●
providers of specific applications or solutions, such as content delivery, security or storage such as Akamai Technologies, Inc.; Limelight Networks, Inc.; CD Networks Co., Ltd.; Mirror Image Internet, Inc.; Symantec Corporation; Network Appliance, Inc. and Virtela Communications, Inc.;

●	software-based, Internet infrastructure companies focused on IP route control and wide area network optimization products such as Riverbed Technology, Inc.; F5 Networks, Inc. and Radware Ltd.; and

●
colocation and data center providers, including Equinix, Inc.; Switch & Data Facilities Company, Inc.; Terremark Worldwide, Inc.; Navisite, Inc.; 365 Main Inc.; Quality Technology Services; Savvis, Inc. and Neon Communications Group, Inc.

Competition has resulted, and will likely continue to result, in declining prices for our services.

Many of our competitors have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources than we have. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products or services based on new or emerging technologies and customers that choose to develop their own network solutions. We also may encounter further consolidation in the markets in which we compete. In addition, competitors may develop technologies that more effectively address our markets with services that offer enhanced features or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share, which may materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

See “Risk Factors—We may not be able to compete successfully against current and future competitors” below.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented, proprietary know-how and trade secrets and employ various methods to protect such intellectual property. As of December 31, 2008, we had 14 patents (nine issued in the United States and five issued worldwide) that extend to various dates between approximately 2017 and 2027, and eight registered trademarks. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We can offer no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. From time-to-time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others to further develop and market commercially viable products or services effectively. We can offer no assurances that any necessary licenses will be available on reasonable terms.

Employees

As of December 31, 2008, we had approximately 430 employees, substantially all of whom are full-time employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be good. Competition for technical personnel in the industries in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We can offer no assurances that we will be successful in recruiting and retaining qualified employees in the future.

Other Matters

While we are dependent upon our proprietary technology and vendors, including NSPs, telecommunications carriers and others, we are not dependent upon raw materials. Our business is generally not seasonal. We do not have significant backlog orders, nor do we have any practices relating to required working capital items.

Available Information

The reports we file with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, are available free of charge on our website at www.internap.com. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information that we file with the SEC. Our Code of Ethics is available on our website at www.internap.com under the “Investor Services” section. Copies of the information identified above may be obtained without charge from us by writing to Internap Network Services Corporation, 250 Williams Street, Suite E-100, Atlanta, Georgia 30303, Attention: Corporate Secretary. Information on our website is not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. You should carefully consider these risks. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following events or circumstances described in the followings risks occurs, our business, consolidated financial condition, results of operations or cash flows could be materially and adversely affected.

Risks Related to Our Business

Failure to sustain or increase our revenues may cause our business and financial results to suffer.

We have considerable fixed expenses, and we plan to continue to incur significant expenses, particularly with the expansion of our colocation and data center facilities. We incur a substantial portion of these expenses upfront, and are only able to recover these costs from customers over time. We must, therefore, at least sustain or generate higher revenues to maintain profitability. Although revenue from our data center services segment is growing, that segment has lower margins than our other segments. If we are unable to increase our margins in that segment, our business may suffer.

In addition to adding new customers, to increase our revenue, we must sell additional services to existing customers and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Due to the significant upfront costs of managing data centers, if our customers fail to renew or cancel their service agreements, we may not be able to recover the initial costs resulting from the expansion of our facilities. Numerous factors could affect our ability to increase revenue, either alone or in combination with other factors, including:

●	failure to increase sales of our products and services;

●	pricing pressures;

●	significant increases in bandwidth and data center costs or other operating expenses;

●	failure of our services or software to operate as expected;

●	loss of customers or inability to attract new customers or loss of existing customers at a rate greater than our increase in new customers;

●	inability of a customer to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; or

●	network failures and any breach or unauthorized access to our network.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

●	their satisfaction or dissatisfaction with our services;

●	the prices of our services and those of our competitors;

●	discontinuation by our customers of their Internet or web-based content distribution businesses;

●	mergers and acquisitions affecting our customer base; and

●	reduction in our customers’ spending levels.

If our customers do not renew their service agreements with us or if they renew on less favorable terms, our revenue may decline and our business may suffer. Similarly, our customer agreements often provide for minimum commitments that are often significantly below our customers’ historical usage levels. Consequently, even if we have agreements with our customers to use our services, these customers could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

Pricing pressure could decrease our revenue and threaten the attractiveness of our premium priced services.

Pricing for Internet connectivity services has declined significantly in recent years and may decline in the future. An economic downturn, such as the one the worldwide economy is now experiencing, could further contribute to this effect. We currently charge, and expect to continue to charge, premium prices for our high performance IP services compared to the prices charged by our competitors for their connectivity services. By bundling their services and reducing the overall cost of their solutions, certain of our competitors may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition, significant price deflation and other related competitive pressures could erode our revenue and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on NSPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even if accompanied with an increased number of customers.

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

In addition, prices for content delivery services have fallen in recent years and may continue to fall further in the future. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments, and our gross profit and results of operations may suffer dramatically.

We have a history of losses and may not sustain profitability.

We incurred net losses in each quarterly and annual period since we began operations in May 1996 through the year ended December 31, 2005. For the years ended December 31, 2008, 2007 and 2006, we recognized net loss of $104.8 million, net loss of $5.6 million and net income of $3.7 million, respectively. As of December 31, 2008, our accumulated deficit was $966.8 million. Considering the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability on a quarterly or annual basis, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

We may not be able to compete successfully against current and future competitors.

The Internet connectivity and IP services market is highly competitive, as evidenced by recent declines in pricing for Internet connectivity services. The content delivery market is also highly competitive and rapidly changing. We expect competition from existing competitors to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors currently include: regional Bell operating companies that offer Internet access; global, national and regional NSPs and ISPs; providers of specific applications or solutions such as content delivery, security or storage; software-based and other Internet infrastructure providers and manufacturers; and colocation and data center providers. In addition, NSPs and ISPs may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our products and services.

In addition, we expect that we will face additional competition as we expand our managed services product offerings, including competition from technology and telecommunications companies. A number of telecommunications companies, NSPs and ISPs have offered or expanded their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loop. Many of our existing and future competitors may have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we have. As a result, our competitors may have significant advantages over us and may be able to respond more quickly to emerging technologies and ensuing customer demands. Increased competition and technological advancements by our competitors could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

We previously identified a material weakness in our internal control over financial reporting which prevented us from accurately reporting our financial results in a timely manner. We cannot guarantee that in the future we will not identify another material weakness, which could prevent us from accurately reporting our financial results in a future period in a timely manner, which could in turn adversely affect our business.

We must maintain effective internal controls to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of our internal control over financial reporting. In connection with our evaluation of internal control over financial reporting for the year ended December 31, 2007, we identified a material weakness related to effective controls over the analysis of requests for sales credits and billing adjustments to provide timely information for management to assess the completeness, accuracy, valuation and disclosure of sales adjustments. We remediated these weaknesses during the year ended December 31, 2008. However, we may also discover in the future additional areas of our internal controls that need improvement. We cannot be certain that any remedial measures we may be required to take in the future will sufficiently address and eliminate any identified material weakness. Any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future could require us to incur significant costs, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation may cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of this material weakness, any failure to remediate such material weakness in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information.

If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing products and services or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

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

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades and services on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

●	managing the length of the development cycle for new products and product enhancements, which historically has been longer than expected;

●	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

●	extending the operation of our products and services to new platforms and operating systems;

●	entering into new or unproven markets where we have limited experience;

●	managing new product and service strategies and integrating those with our existing products and services;

●	incorporating acquired products and technologies;

●	trade compliance issues affecting our ability to ship new products to international markets;

●	developing or expanding efficient sales channels; and

●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new products, product upgrades and services are not technologically competitive or do not achieve market acceptance, we may lose market share, resulting in a decrease in our revenues and earnings.

Many of our current and potential customers are pursuing emerging or unproven business models and the demand for our services and products may decline if such models are unsuccessful.

The need for a content delivery network is a recent technological advancement and our customers’ business models that rely on the delivery of streaming video and other content remain unproven. These customers will not continue to purchase our products and services if their investment does not generate a sufficient return. Deteriorating global economic conditions may make it more difficult for our customers to achieve successful and sustainable returns from business models. A reduction in spending on CDN services by such customers could materially and adversely affect our financial condition.

We may lose customers if they elect to develop solutions internally.

Our customers and potential customers may decide to develop their own IP or content delivery solutions rather than outsource these solutions to services providers like us. In addition, our customers could decide to host their Internet applications internally bypassing outside vendors like us. This is particularly true as our customers increase their operations and spend greater resources on delivering their content using third-party solutions. If we fail to offer IP, data center or CDN services that compete favorably with in-sourced solutions, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.

We depend on a number of NSPs to provide Internet connectivity to our network access points. If we are unable to obtain required connectivity services on a cost-effective basis, or at all, or if such services are interrupted or terminated, our growth prospects and business, consolidated financial condition, results of operations and cash flows may be adversely affected.

In delivering our services, we rely on a number of Internet networks, many of which are built and operated by others. In order to provide high performance connectivity services to our customers through our network access points, we purchase connections from several NSPs. We can offer no assurances that these NSPs will continue to provide service to us on a cost-effective basis or on otherwise competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand or to expand our business. Consolidation among NSPs limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other NSPs that may emerge or that are significant in geographic areas, such as Asia, India and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

In addition to depending on services from third party NSPs, we depend on other companies to supply various key elements of our infrastructure, including the network access loops between our network access points and our NSPs and the local loops between our network access points and our customers’ networks. Pricing for such network access loops and local loops has risen significantly over time, and we generally bill these charges to our customers at low or no margin. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to similar availability and pricing issues. In addition, we currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our business depends on continued and unimpeded access to third-party controlled end-user access networks.

Our CDN services depend on our ability to access certain end-user access networks. We achieve this access through mutually beneficial cooperation with these end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures, such as the deployment of a variety of filters, that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth. If in the future a significant percentage of these network operators elected to no longer allow unimpeded access to our CDN, our costs could increase as we replace the network operators, the performance of our infrastructure could be diminished, or both, and our business could suffer.

The increased use of high-power density equipment may limit our ability to fully utilize our data centers.

Customers continue to increase their use of high-power density equipment, such as blade servers, in our data centers, which has significantly increased the demand for power on a per cabinet basis. The current demand for electrical power may exceed our designed capacity in these facilities. As electrical power, not space, is typically the primary factor limiting capacity in our data centers, our ability to fully utilize our data centers may be limited in these facilities. If we are unable to adequately utilize our data centers, our ability to grow our business cost-effectively could be materially and adversely affected.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources. In addition, a failure in the redundancies in our network operations centers, network access points or computer systems could cause a significant disruption in our IP services, and we may experience significant disruptions in our ability to service our customers.

Our data centers and P-NAPs are susceptible to regional costs and supply of power, electrical power shortages, planned or unplanned power outages or natural disasters and limitations, especially internationally, and availability of adequate power resources. Power outages could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and uninterruptible power systems. We may not be able to limit our exposure entirely, however, even with these protections in place, as has been the case with power outages we have experienced in the past and may experience in the future. In addition, our energy costs have recently increased and may continue to increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not be able to pass on to our customers the increased cost of energy, which could harm our business and operating results.

If we experience a problem at our network operations centers, including the failure of redundant systems, we may be unable to provide IP services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we provide continuous Internet availability under our SLAs, we may be required to issue a significant amount of customer credits as a result of such interruptions in service. These credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could harm our customer relations, expose us to potential lawsuits and require additional capital expenditures.

In each of our markets, we rely on utility companies to provide a sufficient amount of power for current and future customers. We generally do not control the amount of power our customers draw from their installed circuits. Because we rely on third parties to provide power, we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We do not have long-term power agreements in all our markets for long-term guarantees of provisioned amounts and may face power limitations in our centers. This limitation could have a negative impact on the effective available capacity of a given data center and limit our ability to grow our business, which could have a negative impact on our relationships with our customers as well as our consolidated financial condition, results of operations and cash flows.

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

Any failure of the physical infrastructure in our data service centers could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation, consolidated financial condition, results of operations and cash flows.

Our business depends on providing customers with highly reliable service. We must protect our infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

●	human error;

●	physical or electronic security breaches;

●	fire, earthquake, hurricane, flood, tornado and other natural disasters;

●	improper building maintenance by the landlords of the buildings in which our data centers are located;

●	water damage;

●	extreme temperatures;

●	fiber cuts;

●	power loss or equipment failure;

●	sabotage and vandalism; and

●	failures experienced by underlying service providers upon which our business relies.

Problems at one or more of the data centers operated by us or any of our colocation providers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to most of our customers. As a result, service interruptions or equipment damage in our data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. We have in the past given credits to our customers as a result of service interruptions due to equipment failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a problem at one of our data centers.

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

Furthermore, we are dependent upon NSPs and telecommunications carriers in the United States, Europe, Asia, India and Australia, some of whom have experienced significant system failures and electrical outages in the past. Users of our services may experience difficulties due to system failures unrelated to our systems and services. If, for any reason, these providers fail to provide the required services, our business, consolidated financial condition, results of operations and cash flows could be materially adversely impacted.

No ultimate prevention or defense against denial of service attacks exists. During a prolonged denial of service attack, Internet service may not be available for several hours, thus negatively impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances, and our property and liability insurance may not be adequate to cover these claims.

Our results of operations have fluctuated in the past and may continue to fluctuate, which could have a negative impact on the price of our common stock.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

●	competition and the introduction of new services by our competitors;

●	continued pricing pressures resulting from competitors’ strategies or excess bandwidth supply;

●	fluctuations in the demand and sales cycle for our services;

●	fluctuations in the market for qualified sales and other personnel;

●	changes in the prices for Internet connectivity we pay to NSPs;

●	the cost and availability of adequate public utilities, including power;

●	our ability to obtain local loop connections to our network access points at favorable prices;

●	integration of people, operations, products and technologies of acquired businesses;

●	general economic conditions; and

●	any impairments or restructurings charges that we may incur in the future.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the expansion of our data center facilities, the deployment of additional network access points and the terms of our network connectivity purchase agreements. These and other factors discussed in this Form 10-K could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. Because our results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future, we can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause an immediate and significant decline in the trading price of our stock.

We have acquired and may acquire other businesses, and these acquisitions involve integration and other risks that could harm our business.

We may pursue acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt, make capital expenditures or issue additional shares of our common stock or securities convertible into our common stock as consideration, which would dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks, including the following:

●	the ability to identify and consummate complementary acquisitions;

●
the possibility that we may not be able to integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner or achieve the level of quality in such businesses to which our customers are accustomed;

●	diversion of management’s attention from other ongoing business concerns;

●	insufficient revenue to offset significant unforeseen costs, including transaction costs, and increased expenses associated with the acquisitions;

●	challenges in completing projects associated with in-process research and development being conducted by the acquired businesses;

●	risks associated with entering markets in which we have little or no prior experience or where competitors have a stronger market presence;

●	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

●	incurring or assuming contingent liabilities and amortization expense for acquired intangible assets;

●	incurring acquisition liabilities as a result of integrating acquired businesses;

●	difficulties in successfully integrating the management teams and employees of both companies; and

●	loss of key employees of the acquired companies.

Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, consolidated financial condition, results of operations and cash flows.

Any failure to meet our debt obligations would damage our business.

As of December 31, 2008, our total long-term debt, including capital leases, was $23.2 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

The terms of our existing credit agreement impose restrictions upon us.

The terms of our existing credit agreement impose operating and financial restrictions on us and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, consolidated financial condition, results of operations and cash flows by significantly limiting or prohibiting us from engaging in certain transactions. Our credit agreement contains certain covenants, including covenants that restrict our ability to incur further indebtedness, make acquisitions or investments, make certain capital expenditures, create liens on our assets and require us to maintain minimum liquidity.

If we do not satisfy these covenants we would be in default under the credit agreement. Any defaults, if not waived, could result in the lender ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

As of December 31, 2008, we were in compliance with the various loan covenants required by the credit agreement.

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.

As of December 31, 2008, we held $6.4 million of auction rate securities classified as non-current investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that are substantially backed by the federal government and carried AAA/Aaa ratings as of December 31, 2008. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our auction rate securities as non-current investments as of December 31, 2008.

In October 2008, we received an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider ($7.2 million) at anytime during a two-year period beginning June 30, 2010. On November 14, 2008, we accepted the offer and intend to exercise the ARS Rights if we are otherwise unable to recover par value on the securities at an earlier date.

Continued overcapacity in the Internet connectivity and IP services market, adverse experience in the CDN services market or delay in subleasing certain of our locations may result in our recording additional goodwill and other intangible asset impairment charges, restructuring charges or both.

We are required to assess goodwill for impairment under GAAP at least annually. We perform our annual goodwill impairment test as of August 1 of each calendar year, following our annual strategic planning cycle, which includes an update of our long-term financial outlook. As a result of our August 1, 2008 assessment, we concluded that the current carrying value of our goodwill in the CDN services reporting unit was impaired. We recorded the CDN services goodwill following our February 2007 acquisition of VitalStream. For the year ended December 31, 2008, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. The impairment also caused us to reverse a deferred tax liability and create an income tax benefit of $0.6 million associated with the CDN services goodwill for the year ended December 31, 2008.

In conjunction with our review of our long-term financial outlook, we also performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the VitalStream acquisition. This analysis and re-assessment resulted in, during the year ended December 31, 2008: (1) an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus, (2) an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name and (3) a change in our estimates that resulted in acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life (four remaining years instead of the original estimated nine years) due to customer churn resulting in higher than expected attrition as of our acquisition date.

We also assessed the likelihood of triggering events and concluded that none had occurred that would cause us to re-assess goodwill for impairment subsequent to August 1, 2008. However, we may incur additional restructuring or impairment charges in the future, which could materially and adversely affect our business, consolidated financial position, results of operations and cash flows.

Furthermore, when circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs.

Because our estimates and assumptions regarding restructuring costs include probabilities of future events, such as the ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. If we do not find a sublease tenant for one of our more significant restructured locations by the end of the second quarter of 2010 or if we do not obtain a certain rate per square foot for the available space, we will need to take an additional charge in our statement of operations that may be material. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

If we are unable to deploy new network access points or do not adequately control expenses associated with the deployment of new network access points, our results of operations could be adversely affected.

As part of our strategy, we may continue to expand our network access points, particularly into new geographic markets. We face various risks associated with identifying, obtaining and integrating attractive network access point sites, negotiating leases for data centers on competitive terms, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of new network access points. We can offer no assurance that we will be able to open and operate new network access points on a timely or profitable basis. Deployment of new network access points will increase operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from NSPs, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. If we are unable to control our expenses as we expand in geographically dispersed locations, our consolidated financial condition, results of operations and cash flows could be materially and adversely affected.

Our international operations may not be successful.

We have limited experience operating internationally and have only recently begun to achieve successful international experiences. We currently have network access points or CDN POPs in London, Hong Kong, Singapore, Sydney, Amsterdam and Mumbai. We also participate in a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, or NTT Holdings, that operates network access points in Tokyo and Osaka, Japan. As part of our strategy to expand our geographic markets, we may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

●	challenges in establishing and maintaining relationships with foreign customers as well as foreign NSPs and local vendors, including data center and local network operators;

●	challenges in staffing and managing network operations centers and network access points across disparate geographic areas;

●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the United States;

●	challenges in reducing operating expense or other costs required by local laws, and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	exposure to fluctuations in foreign currency exchange rates;

●	costs of customizing network access points for foreign countries and customers;

●	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

●	protectionist laws and practices favoring local competition;

●	deteriorating economic conditions in foreign markets;

●	political and economic instability; and

●	compliance with governmental regulations.

We may be unsuccessful in our efforts to address the risks associated with our international operations, which may limit our international sales growth and materially and adversely affect our business and results of operations.

Disputes with vendors regarding the delivery of services may materially impact our results of operations and cash flows.

In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provide services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. We research and discuss disputed costs, both in the vendors’ favor and our favor, with vendors on an ongoing basis until ultimately resolved. We record the cost and liability based on our estimate of the most likely outcome of the dispute. We periodically review and, if necessary, modify these estimates in light of new information or developments, if any. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our consolidated financial condition, results of operations and cash flows.

Our inability to renew our data center leases on favorable terms could have a negative impact on our financial results.

Our leased data centers have lease terms that expire between 2010 and 2023. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results.

Our business requires the continued development of effective business support systems to support our customer growth and related services.

The growth of our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

●	implementing customer orders for services;

●	delivering these services; and

●	timely billing for these services.

Because our business plan provides for continued growth in the number of customers that we serve and services offered, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations and deploy additional network access points, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment security plan with our executive officers provides that either party may terminate their employment at any time. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

Our senior management team has not had time to develop a working relationship with our new Chief Executive Officer and President which could result in not being able to manage our business effectively.

We have hired a new Chief Executive Officer and President effective March 16, 2009. Accordingly, our senior management team has not had time to develop a working relationship with our new Chief Executive Officer and President. If the full senior management team is not able to develop a strong and effective working relationship, our management team’s ability to quickly and efficiently respond to problems and effectively manage our business could be adversely impacted.

Changes in our senior management team during the past several years also have resulted in paying significant severance and hiring costs. If we continue to experience similar levels of turnover in our senior management team, the costs of such changes could harm our consolidated financial condition, results of operations and cash flows.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We can offer no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. From time-to-time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services.

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

The Internet services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our products or services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, our customer agreements generally provide for us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant technology or a substitute technology on acceptable terms or redesign our products or services to avoid infringement, our ability to compete successfully in our market would be materially impaired.

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

We are currently subject to a securities class action lawsuit, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows.

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our Chief Executive Officer, James P. DeBlasio, in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Exchange Act and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between March 28, 2007 and March 18, 2008.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) integration of VitalStream, (2) customer issues and related credits due to services outages, and (3) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions in order to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

While we intend to vigorously contest this lawsuit, we cannot determine the final resolution of this lawsuit or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

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

We face the risk that the market for high performance Internet connectivity services might develop more slowly or differently than currently projected, or that our services may not achieve continued widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically charge a premium for our services, which may affect market acceptance of our services or adversely impact the rate of market acceptance. We believe the danger of non-acceptance is particularly acute during economic slowdowns, which exert significant pricing pressure on NSPs. If the Internet becomes subject to a form of central management, or if NSPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our IP services could be materially and adversely affected.

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

Rapidly evolving technologies or new business models could cause demand for our services to decline or could cause these services to become obsolete.

Customers or third parties may develop technological or business model innovations that address their requirements in a manner that is, or is perceived to be, equivalent or superior to our services. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment.

For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our CDN services, or even that makes CDN services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for CDN services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

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

If the world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including our ability to meet long-term commitments and our ability to grow our business.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit market, similar to those that have been experienced during 2008, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating discretionary uses of cash.

Besides our cash on hand and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a well diversified customer base and no concentration of credit risk with any single customer, if the current market conditions continue to deteriorate, we may experience increased churn in our customer base, including reductions in their commitments to us. This could result in an increase in our provision for doubtful accounts and ultimately could have a material adverse effect on our liquidity.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our services and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely impact our results of operations, cash flows and financial position.

We may be unable to draw down on existing credit facilities if our current lender fails and we may be unable to access, at all or on acceptable terms, alternative sources of credit or the debt capital markets due to the global disruptions in these markets.

The turmoil in the financial services industry has led to the bankruptcy, failure, collapse or sale of several large financial institutions. Despite an unprecedented level of intervention from both the United States federal government and certain European governments, there can be no assurance that government responses to this crisis will stabilize the credit and debt capital markets or increase liquidity and the availability of credit generally.

Deteriorating market and liquidity conditions also may give rise to issues which may impact our lender’s ability to hold debt commitments to us to their full term. Accordingly, while this would be highly unusual, our lender could attempt to call this debt which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.

Our ability to meet our obligations depends on the financial health of our lenders, their ability to meet their own obligations under our credit facilities and the availability of the credit markets generally. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies are actively considering regulation of various aspects of the Internet, including taxation of transactions, imposition of access fees for VoIP and enhanced data privacy and retention legislation. The Federal Communications Commission and state agencies also review the regulatory requirements, if any, that should be applicable to VoIP. If we seek to offer additional products and services, we could be required to obtain additional authorizations from regulatory agencies. We may not be able to obtain such authorizations in a timely manner, or at all, and conditions could be imposed upon such authorization that may not be favorable to us.

In 2007, the Internet Tax Freedom Act Amendment Acts of 2007 was signed into law which extended the moratorium against certain state and local taxation of Internet access, until November 1, 2014. Pursuant to this moratorium, most of our services are not subject to state and local taxation. We cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose taxes on our services, and these taxes could decrease our ability to compete and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, laws relating to the liability of private network operators and information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy, obscenity and copyright infringement in connection with content stored on or distributed through our network. Also, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver.

The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet similar to the regulation of traditional telecommunications services or otherwise increase the cost of doing business on the Internet in some other manner. Any of these actions could significantly harm our customers or us. Moreover, the nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Risks Related to Our Capital Stock

Our common stockholders may experience significant dilution, which could depress the market price of our common stock.

Holders of our stock options may exercise their options to purchase our common stock, which would increase the number of outstanding shares of common stock in the future. As of December 31, 2008, options to purchase an aggregate of 2.8 million shares of our common stock at a weighted average exercise price of $11.91 were outstanding. Also, the vesting of 0.8 million outstanding restricted stock awards will increase the weighted average number of shares used for calculating diluted net income per share. We issued approximately 12.2 million shares of our common stock to VitalStream’s stockholders in connection with the acquisition in February 2007. We also assumed outstanding options for the purchase of shares of VitalStream common stock, converted into options to purchase approximately 1.5 million shares of our common stock. Furthermore, greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees or in financing transactions, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Provisions of our charter documents, our stockholder rights plan and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition more difficult, even if doing so would be beneficial to our stockholders. In addition, our board of directors adopted a stockholder rights plan in 2007 that renders the consummation of an acquisition without the approval of the board of directors more difficult.

Our stock price may be volatile.

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

●	actual or anticipated variations in our quarterly and annual results of operations;

●	changes in market valuations of companies in the Internet connectivity and services industry;

●	changes in expectations of future financial performance or changes in estimates of securities analysts;

●	fluctuations in stock market prices and volumes;

●	future issuances of common stock or other securities;

●	the addition or departure of key personnel; and

●	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Changes in financial accounting standards may adversely affect our reported results of operations.

A change in financial accounting standards or practices that cause a change in the methodology or procedures by which we track, calculate, record or report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia adjacent to our network operations center, one of our P-NAPs and data center facilities. Our Atlanta facility, included in the table below, consists of 120,298 square feet under a lease agreement that expires in 2020. We lease other facilities to fulfill our real estate requirements in metropolitan areas and specific cities where our service points are located. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The following table shows the number and gross square footage of our facilities in our top markets as of March 9, 2009:

Top Markets	Number of our Facilities	Approximate Gross Square Footage
New York Metro area	2	152,848
Boston area	2	116,699
Atlanta	1	120,298
Houston	1	36,649
Seattle	3	70,535
Los Angeles	1	15,320
Top Markets Total	10	512,349

ITEM 3. LEGAL PROCEEDINGS

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our Chief Executive Officer, James P. DeBlasio, in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Exchange Act and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between March 28, 2007 and March 18, 2008.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) integration of VitalStream, (2) customer issues and related credits due to services outages, and (3) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions in order to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

While we intend to vigorously contest this lawsuit, we cannot determine the final resolution of this lawsuit or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We currently, and from time to time, are involved in other litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, such matters will result in liabilities material to our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “INAP”. The following table presents, for the periods indicated, the range of high and low per share sales prices of our common stock, as reported on the NASDAQ Global Market.

On July 11, 2006, we implemented a one-for-10 reverse stock split of our common stock. The information in the following table has been adjusted to reflect this stock split. Our fiscal year ends on December 31.

Year Ended December 31, 2008:	High	Low
Fourth Quarter	$3.72	$2.00
Third Quarter	5.08	2.65
Second Quarter	5.90	4.20
First Quarter	9.02	3.63

Year Ended December 31, 2007	High	Low
Fourth Quarter	$17.18	$8.14
Third Quarter	16.15	13.04
Second Quarter	19.33	12.95
First Quarter	20.98	15.60

As of March 5, 2009, we had approximately 1,234 stockholders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under covenants contained in our credit agreement. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

The following table provides information regarding our current equity compensation plans as of December 31, 2008 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,781	(1)	$11.91	6,988	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,781		$11.91	6,988
__________________
(1)
Excludes purchase rights accruing under the 2004 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, each eligible employee may purchase up to $12,500 worth of our common stock at each semi-annual purchase date (the last business day of June and December each year), but not more than $25,000 worth of such stock (determined on the basis of the fair market value per share on the date(s) such rights are granted) per calendar year that the purchase right remains outstanding. The purchase price payable per share is equal to 95% of the closing selling price per share of our common stock on the purchase date.

(2)	Includes 229,000 shares available for issuance under the Purchase Plan.

STOCK PERFORMANCE GRAPH

The following graph compares, for the five-year period ended December 31, 2008, the cumulative total stockholder return on our common stock with that of the NASDAQ Market Index and the Hemscott Group Index. The graph assumes that $100 was invested on December 31, 2003 and assumes reinvestment of any dividends. The information in the following table has been adjusted to reflect the one-for-10 reverse stock split implemented in July 2006. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Internap Network Services Corporation	$100.00	$37.96	$17.55	$81.10	$34.00	$10.20
Hemscott Group Index	100.00	126.04	109.07	103.53	110.68	71.06
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2008	2,382	$2.60	—	—
November 1 to 30, 2008	811	2.71	—	—
December 1 to 31, 2008	8,921	2.54	—	—
Total	12,114	$2.57	—	—

* These shares were surrendered to us by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data shown below for each of the five years in the period ended December 31, 2008 has been derived from our accompanying consolidated financial statements. The following data should be read in conjunction with the accompanying consolidated financial statements and related notes contained and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005	2004
Consolidated Statement of Operations Data:
Revenues	$253,989	$234,090	$181,375	$153,717	$144,546

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	135,877	118,394	97,338	81,958	76,990
Direct costs of amortization of acquired technologies	6,649	4,165	516	577	579
Direct costs of customer support	16,217	16,547	11,566	10,670	10,180
Product development	8,477	6,564	4,475	4,864	6,412
Sales and marketing	30,888	31,533	27,173	25,864	23,411
General and administrative	30,675	30,251	21,556	18,665	22,357
Provision for doubtful accounts	5,083	2,261	548	1,431	2,415
Depreciation and amortization	23,865	22,242	15,856	14,737	15,461
Goodwill impairment	99,700	—	—	—	—
Restructuring and other impairments	1,741	11,349	323	44	3,644
Acquired in-process research and development	—	450	—	—	—
Gain on disposals of property and equipment	(16)	(5)	(113)	(19)	(3)
Other	—	50	—	60	—
Total operating costs and expenses	359,156	243,801	179,238	158,851	161,446
(Loss) income from operations	(105,167)	(9,711)	2,137	(5,134)	(16,900)
Non-operating (income) expense	(245)	(937)	(1,551)	(87)	772
(Loss) income before income taxes and equity in earnings of equity-method investment	(104,922)	(8,774)	3,688	(5,047)	(17,672)
Provision (benefit) for income taxes	174	(3,080)	145	—	—
Equity in earnings of equity-method investment, net of taxes	(283)	(139)	(114)	(83)	390
Net (loss) income	$(104,813)	$(5,555)	$3,657	$(4,964)	$(18,062)

Net (loss) income per share:
Basic	$(2.13)	$(0.12)	$0.11	$(0.15)	$(0.63)
Diluted	$(2.13)	$(0.12)	$0.10	$(0.15)	$(0.63)

Weighted average shares used in per share calculations:
Basic	49,238	46,942	34,748	33,939	28,732
Diluted	49,238	46,942	35,739	33,939	28,732

	December 31,
	2008(1)	2007(2)	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments in marketable securities	$54,069	$71,599	$58,882	$40,494	$45,985
Non-current marketable securities	6,378	—	—	—	4,656
Total assets	330,083	427,010	173,702	155,369	168,149
Note payable and capital lease obligations, less current portion	23,244	17,806	3,364	7,903	12,837
Total stockholders’ equity	248,195	346,633	126,525	109,728	113,738

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Financial Data:
Purchases of property and equipment	$51,154	$30,271	$13,382	$10,161	$13,066
Net cash flows provided by (used in) operating activities	37,951	27,526	29,387	5,493	(1,150)
Net cash flows used in investing activities	(41,690)	(36,393)	(10,399)	(9,428)	(29,659)
Net cash flows (used in) provided by financing activities	(821)	15,240	1,957	(5,454)	45,747

__________________
(1)
As a result of our annual goodwill impairment test on August 1, 2008, we recorded a $99.7 million impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million.

(2)
On February 20, 2007, we completed our acquisition of VitalStream, whereby VitalStream became our wholly-owned subsidiary. Prior to this acquisition, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services. Under the purchase method of accounting, we allocated the total estimated purchase price to VitalStream’s net tangible and intangible assets based on their estimated fair values as of February 20, 2007. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. Also, as a result of the acquisition, we issued approximately 12.2 million shares of our common stock.

(3)
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) and related interpretations, using the modified prospective transition method and therefore have not restated prior periods’ results. Prior to the adoption of SFAS No. 123R on January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure —an Amendment of FASB Statement No. 123. Accordingly, we did not recognize expense for options to purchase our common stock that we granted with an exercise price equal to fair market value at the grant date and we did not recognize expense in connection with purchases under employee stock purchase plans for any periods prior to January 1, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Form 10-K. Certain prior year disclosures within the following discussion have been reclassified to conform to the current year presentation.

Overview

We deliver Internet solutions through a suite of network optimization and delivery products and services. These solutions and our technical support enable companies to migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We currently have approximately 3,600 customers in the United States and abroad, serving a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology. Our product and service offerings are complemented by Internet protocol, or IP, access solutions such as data center services and content delivery networks, or CDN. We deliver services through our 64 service points across North America, Europe, Asia, India and Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to multiple major Internet backbones including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc.

We believe our portfolio of patented and patent-pending route optimization solutions differentiates us from our competitors. Our portfolio addresses the inherent weaknesses of the Internet and overcomes the inefficiencies of traditional IP connectivity options. Our intelligent routing technology can facilitate traffic over multiple carriers, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet.

We believe our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our SLAs guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network.

On February 20, 2007, we closed the acquisition of VitalStream in an all-stock transaction accounted for using the purchase method of accounting for business combinations. Our results of operations include the activities of VitalStream from February 21, 2007 through December 31, 2008.

We operate in three business segments: IP services, data center services and CDN services. The following is a brief description of our reportable business segments.

IP Services

Our patented and patent-pending network performance optimization technologies address the inherent weaknesses of the Internet, allowing enterprises to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners. Our solutions take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Prior to recommending appropriate network solutions for our customers’ applications, we consider key performance objectives including (1) performance and cost optimization, (2) application control and speed and (3) delivery and reach. Our fees for IP services are based on a fixed-fee, usage or a combination of both.

Our IP services segment also includes our flow control platform, or FCP. Our FCP is a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The prevalence of multi-homed networks is increasing. To operate each network at the highest performance level, a significant amount of expertise is required to monitor and adjust to global Internet routing, which is very dynamic in nature. The FCP functions similarly to our P-NAP, monitoring the global Internet and automatically adjusting the routing in real-time to balance the traffic across multiple links to optimize performance. FCP can be tuned to manage network traffic on two dimensions: cost and performance. The user can set thresholds that balance performance against cost, for example routing all traffic across low cost providers while specific minimum performance thresholds are met. If the performance deteriorates, then the traffic can be routed over a better performing but more costly provider to maintain minimum specified performance. This option allows our customer to enjoy service with the optimized performance and economics. Another key feature is minute-by-minute visibility reports and logs on the performance and operation of the customer’s network. Our customers find this information to be useful for carrier SLA verification, monitoring and overall network management. FCP is one of only a few of the industry’s route control appliances that analyzes and re-routes Internet traffic flows in real-time. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. Since the FCP emulates our P-NAP service in many ways, this product affords us the opportunity to serve customers outside of our P-NAP market footprint. This product represents approximately 4% of our IP services revenue and approximately 2% of our consolidated revenue for the year ended December 31, 2008.

Data Center Services

Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate the issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and managed services such as content delivery along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals.

To maximize this footprint, we use a combination of facilities managed by us and facilities managed by third parties, referred to as partner sites. We offer a comprehensive solution at 46 service points, including eight locations managed by us and 38 locations managed by third parties. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We have relationships with various providers to extend our P-NAP model into markets with high demand.

CDN Services

Our CDN services enable our customers to quickly and securely stream and distribute video, audio and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver high-quality content regardless of audience size or geographic location. Our MediaConsole® content management tool provides our customers the benefit of a single, easy to navigate system featuring Media Asset Management, Digital Rights Management, or DRM, support and detailed reporting tools. With MediaConsole, our customers can use one application to manage and control access to their digital assets, view network conditions and gain insight into habits of their viewing audience. Prior to our acquisition of VitalStream in February 2007, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services for which results of operations are included in “—Other” below.

Other

Other revenues and direct costs of network, sales and services consist primarily of third party CDN services. Throughout 2007, other revenues and associated direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third party CDN service provider.

2008 Highlights and Outlook

●
Although we experienced pricing pressure for our IP services, our revenue increased year-to-year due to an increase in demand for our services. We historically have priced our IP services at a premium compared to the services offered by conventional Internet connectivity service providers. Due to competitive forces, however, we have been required to lower pricing of our IP services, although this decrease in pricing has been offset by an increase in demand for our IP services. Our IP traffic has increased as a result of our customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. We expect that we will continue to experience pricing pressure as well as gains in IP traffic for the reasons noted.

●
Data center services continue to be a source of revenue growth for our business, and we expect this trend to continue. We have expanded the sites that we operate and may add additional space in the future as part of our data center growth initiative. The growth in data center revenues and direct costs of data center services largely follows our expansion of data center space, and we believe the demand for data center services continues to outpace industry-wide supply. We experienced a net increase in customers in this segment as we structured our data center business to accommodate larger, global customers.

●
Although we experienced a net decrease in customers in our CDN segment, our revenue in that segment has increased. Revenues increased in our CDN segment, despite a net decrease in the number of our CDN customers, due to increased usage of our applications. Although this revenue growth has not met our initial expectations, we believe the growth will continue. In this regard, we have upgraded and expanded related infrastructure, including in Europe and Asia. We also have extended our 100% uptime SLA to customers purchasing or renewing CDN services. As discussed in note 8 to the accompanying financial statements and below, we recorded asset impairment charges of $102.3 million on our CDN services goodwill and other intangible assets.

In our existing markets, we realize incremental margins as new customers are added. Additional volume in an existing market allows improved utilization of existing facilities and an improved ability to cost-effectively predict and acquire additional network capacity. Conversely, decreases in the number of customers in an established market lead to decreased facility utilization and increase the possibility that direct network resources are not cost-efficiently employed. Although we are encouraged by our revenue growth among a smaller customer base, we will continue to strive to add additional customers to achieve these cost savings.

●	We have experienced impairments in our goodwill and other intangible assets and additional adjustments to our restructuring reserve, summarized as follows:

●          Goodwill. We are required to assess goodwill for impairment under generally accepted accounting principles in the United States, or GAAP, on at least an annual basis. Our annual assessment date is August 1 of each year, following our annual strategic planning cycle, which includes an update of our long-term financial outlook.

As a result of our August 1, 2008 assessment, we concluded that the current carrying value of our goodwill in the CDN services segment was impaired. We recorded the CDN services goodwill following our February 2007 acquisition of VitalStream. We recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. The goodwill impairment charge was primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values.

The impairment also caused us to reverse a deferred tax liability and create an income tax benefit of $0.6 million associated with the CDN services goodwill.

We also assessed the likelihood of triggering events and concluded that none had occurred that would cause us to re-assess goodwill for impairment subsequent to August 1, 2008.

●          Other Intangible Assets. In conjunction with our August 1, 2008 review of our long-term financial outlook, we also performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the VitalStream acquisition. This analysis and re-assessment resulted in: (1) an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus, (2) an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name and (3) a change our estimates that resulted in acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life (four remaining years instead of the original estimated nine years) due to customer churn resulting in higher than expected attrition as of our acquisition date.

These non-cash charges to earnings and change in estimated useful life had no impact on our cash balance as of December 31, 2008 and did not result in a violation of any covenants in our debt instruments.

We discuss these impairments in note 8 to the accompanying consolidated financial statements and the section below captioned “—Results of Operations—Other Operating Expenses—Goodwill Impairment” and “—Restructuring and Other Impairments.”

●          Restructuring. In conjunction with the preparation of our financial statements as of and for the year ended December 31, 2008 and in light of the recent and significant deterioration in the real estate market, we completed an analysis of our remaining accrued restructuring liability for leased facilities. After reviewing the analysis and specifically, the underlying assumptions related to anticipated sublease recoveries, we concluded that certain of the facilities remaining in the restructuring accrual were taking longer than expected to sublease or were otherwise not generating the expected levels of sublease income. The analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The cumulative effect of these changes was $1.1 million which we recorded as additional restructuring expense and an increase to the liability. We discuss this charge in note 9 and report it in “Restructuring and other impairments” in the accompanying consolidated statement of operations, along with a $0.8 million impairment of the VitalStream tradename and a reduction of the accrued liability of $0.1 million for employee separations since we paid all such amounts. We estimated net related expenditures for the 2007 restructuring plan to be $12.2 million, of which we paid $4.2 million through December 31, 2008, and the balance continuing through December 2016, the last date of the longest lease term. We expect to pay these expenditures out of operating cash flows. We estimate cost savings from the restructuring to be approximately $0.8 million per year through 2016, primarily for rent.

●
We amended our Credit Agreement. On September 30, 2008, we amended our credit agreement with Bank of America, N.A. The amendment consolidated a two-tiered debt facility into a single revolving loan. Under the amended credit facility, we converted the previously-existing $20.0 million term loan balance and outstanding letters of credit with Bank of America into a $35.0 million revolving loan facility. The amendment extended the principal settlement terms from quarterly payments, scheduled to begin in the third quarter of 2008, to a single principal repayment due in 2011. As of December 31, 2008, we had $10.8 million of borrowing capacity on the revolving credit facility. We discuss this amended credit agreement in note 11 to the accompanying consolidated financial statements and the section below captioned “—Liquidity and Capital Resources.”

●
We have increased our provision for doubtful accounts after taking into consideration current economic conditions. We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions. A prolonged recession, if it were to occur, may have an adverse impact on spending by the businesses we serve, resulting in a decline in demand for our products and services. In addition, deteriorating economic conditions may make it more difficult for these businesses to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. For the year ended December 31, 2008, we increased our provision for doubtful accounts by $2.8 million, compared to the year ended December 31, 2007, in part after taking into consideration current economic conditions.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those summarized below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Management believes the following critical accounting policies affect the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. The majority of our revenue is derived from high performance IP services, related data center services, CDN services and other ancillary products and services throughout the United States. We derive our IP services revenue from the sale of high performance Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection. We provide slower T-1 and fractional DS-3 connections at fixed rates. Data center revenues include both physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security. Data center revenue is based on occupied space and both allocated and variable-based usage. CDN product line revenue includes three components: (1) data storage; (2) streaming/delivery and (3) a user interface/reporting tool. We provide the CDN service components via internally developed and acquired technology that resides on our network. CDN services revenues are based on either fixed rates or usage-based pricing. All of the foregoing revenue arrangements have contractual terms and in many instances, include minimum usage commitments and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that both parties have signed an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage. We record the installation fees as deferred revenue and recognize as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after both parties have signed an enforceable contract, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured. Other ancillary products and services include our FCP product, server management and installation, virtual private networking, managed security, data backup, remote storage and restoration.

We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Because the software component of our FCP is more than incidental to the product as a whole, we recognize associated FCP revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition.

We also enter into multiple-element arrangements or bundled services, such as combining IP services with data center and/or CDN services. When we enter into such arrangements, we account for each element separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

Deferred revenue consists of revenues for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was two to three years during the three-year period ended December 31, 2008. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs. We amortize deferred post-contract customer support associated with sales of our FCP and similar products ratably over the contract period, which is generally one year.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until collection is probable. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on our best understanding of the customers’ ability to pay and their payment status. Customers’ ability to pay takes into consideration payment history, legal status (i.e., bankruptcy) and the status of services we are providing. We assess the payment status of customers by reference to the terms under which services or goods are provided, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts.

We record an amount for service level agreements and other sales adjustments, which reduces net accounts receivable and revenues. Adjustments for service level agreements are identified within the billing period and revenues are reduced accordingly. The amount for sales adjustments is based upon specific customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers deteriorates, or if we become aware of new information impacting a customer's credit risk, we may make additional adjustments.

Investments. Pursuant to our formal investment policy, investments in marketable securities include high credit quality corporate debt securities, auction rate securities, commercial paper and U.S. Treasury bills. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. Auction rate securities generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that are substantially backed by the federal government and carried AAA/Aaa ratings as of December 31, 2008. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading. Due to initial uncertainty as to when liquidity in the auction rate securities markets would improve, we have classified our auction rate securities as non-current investments throughout 2008. Subsequently, in November 2008, we accepted a rights offer, or ARS Rights, on our auction rate securities. In conjunction with our acceptance of the ARS Rights, we changed the designation of the auction rate securities to trading from available for sale and continue to classify the securities as non-current investments as of December 31, 2008.

Our auction rate securities and ARS Rights do not have observable market information to determine their fair value. We estimated the fair value of the auction rate securities based on a wide array of market evidence related to each security’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk that we believe market participants would use in pricing the securities in a current transaction. These assumptions could change significantly over time based on market conditions. We then used a trinomial discount model where the future cash flows of the auction rate securities were priced by summing the present value of the future principal and forecasted interest payments. We also considered probabilities of default, auction failure, a successful auction at par value or repurchase at par value and recovery rates in default for each of the securities. We then discounted the weighted average cash flow for each period back to present value at the determined discount rate for each auction rate security.

We estimated the fair value of the ARS Rights based on a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price. In this approach we subtracted the present value of all expected future cash flows from the current fair value of the security, and calculated the resulting value as a future value at an interest rate reflective of counterparty risk.

See notes 5 and 6 to our accompanying consolidated financial statements for additional information about our investments and their fair value measurement.

Goodwill and Other Intangible Assets. We account for goodwill using an impairment-only approach. Our assessment of goodwill for impairment includes comparing the fair value to the net book value of each of our four reporting units. Our IP services operating segment is comprised of two reporting units: services and products. Our data center center services and CDN services operating segments each represent a single reporting unit; however, the data center services segment does not have any recorded goodwill. As a result of our August 1, 2008 assessment, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million.

We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

The impairment analysis of goodwill is based on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, revenue and market growth, operating cash flows, earnings before interest, taxes, depreciation and amortization, or EBITDA, capital expenditures forecasts, discount rates and terminal growth rates. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the valuation methodologies we used to derive the fair value of our CDN services segment:

●
Income Approach. To determine fair value, we discounted the expected cash flows of the CDN services reporting unit. Expected cash flows were calculated using a compounded annual revenue growth rate of approximately 20%, forecasting existing cost structures and considering capital reinvestment requirements. We used a discount rate of 20%, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our CDN services operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

●
Market-Based Approach. To corroborate the results of the income approach described above, we estimated the fair value of our CDN services reporting unit using several market-based approaches, including the enterprise value that we derive based on our stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue and EBITDA multiples below the median for our comparable companies.

We used similar valuation methodologies to derive the fair values of our other reporting units. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in an additional non-cash impairment charge in the future.

We perform our annual goodwill impairment test as of August 1 of each calendar year, following our annual strategic planning cycle. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We have considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2008.

Accruals for Disputed Telecommunication Costs and Other Accrued Liabilities. In delivering our services, we rely on a number of Internet network, telecommunication, utilities and other vendors. We work directly with these vendors to establish, modify or discontinue services for our customers. Because of the volume of activity, billing disputes inevitably arise, and it is often necessary to estimate certain costs of providing services to our customers given that we may not receive invoices on a timely basis or due to the complexity surrounding such costs. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. For potential billing errors made in the vendor’s favor, for example a duplicate billing, we initiate a formal dispute with the vendor and record the related cost and liability up to 100% of the disputed amount, depending on our assessment of the likely outcome of the dispute. Conversely, for billing errors in our favor, such as the vendor’s failure to invoice us for new service, we record an estimate based on the full amount that we should have been invoiced. If an estimate is necessary, we record the related cost and liability based on all available facts and circumstances, including but not limited to historical trends, related usage, forecasts and quotes.

We research and discuss all disputed costs with vendors on an ongoing basis until ultimately resolved. We periodically review and modify estimates in light of new information or developments, if any. We recognize any resolved disputes that will result in a credit over the disputed amounts in the appropriate month when the resolution has been determined. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our consolidated financial condition, results of operations and cash flows.

Restructuring Liability. When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding restructuring costs include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. A 10% change in our restructuring estimates in a future period, compared to the $9.0 million restructuring liability at December 31, 2008, would result in a $0.9 million expense or benefit in the statement of operations during the period in which the change in estimate occurred. If we do not find a sublease tenant for one of our more significant restructured locations by the end of the second quarter of 2010 or if we do not obtain a certain rate per square foot for the available space, we will need to take an additional charge in our statement of operations that may be material. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Historically, we have recorded a valuation allowance equal to our net deferred tax assets. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of us or certain of our foreign subsidiaries.

Based on analysis of our projected future U.S. pre-tax income, we may have sufficient positive evidence within the next 12 months to release the valuation allowance currently recorded against our U.S. deferred tax assets. Currently, while we cannot guarantee that our expectations of future positive income will occur, we may recognize an income tax benefit derived from total U.S. deferred tax assets upon the release of the valuation allowance. This potential release of the valuation allowance could be affected by an ownership change as defined by Section 382 of the Internal Revenue Code which might limit the future use of our U.S. net operating loss carryovers and thus reduce the potential benefit of such losses in the future to offset taxable income and reduce cash outflows for income taxes.

For the year ended December 31, 2007, the tax provision included a net benefit of $3.5 million related to the release of the valuation allowance associated with United Kingdom, or U.K., deferred tax assets. The gross amount of U.K. deferred tax assets was $4.4 million, which was offset by a reserve of $0.9 million. The net tax provision benefit of $3.5 million reduced our net loss for the year ended December 31, 2007. The reduction in valuation allowance was due to the existence of sufficient positive evidence as of December 31, 2007 to indicate that our net operating losses in the U.K. would more likely than not be realized in the future. The evidence primarily consists of the results of prior performance in the U.K. and the expectation of future performance based on historical results. We will continue to assess the recoverability of U.S. and other deferred tax assets, and whether the valuation allowance should be reduced relative to the U.S. and other deferred tax assets outside the U.K.

Stock-Based Compensation. We measure stock-based compensation cost at the grant date based on the calculated fair value of the award. We recognize the expense over the employee’s requisite service period, generally the vesting period of the award. For performance-based awards, we periodically assess whether the performance conditions are probable of being met and record compensation expense based on this assessment of probability. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions, such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When we elect to pay certain bonuses in shares of stock, the total amount to be paid is determined similarly to cash bonuses and the number of shares to be granted is determined based on the fair value of our stock at the date of grant.

The expected term represents the weighted average period of time that we expect granted options to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate option exercises, employee termination and stock option forfeiture rates. Changes in any of these assumptions could materially impact our results of operations in the period the change is made.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. In February 2008, the FASB issued Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which provides supplemental guidance on the application of SFAS No. 157, and Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on at least an annual basis until 2009. In accordance with Staff Position FAS 157-2, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the financial statements as of December 31, 2008. We have not applied the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities. The major categories of assets and liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.

In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Some of the key principles illustrated include:

●
determining fair value in a dislocated market depends on facts and circumstances, and may require the use of significant judgment about whether individual market transactions are forced liquidations or distressed sales and therefore poor indicators of fair value;

●	when relevant observable market data is not available, the use of assumptions about future cash flows and discount rates may be appropriate in determining fair value; and

●	the value of broker quotes in determining fair value depends on facts and circumstances, particularly when an active market does not exist.

Staff Position FAS 157-3 was effective immediately, including with respect to prior periods for which financial statements have not been issued. We have consistently used the methodology described in this Staff Position in calculating the fair value of our auction rate securities throughout 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operation and cash flows since we elected to apply the fair value option only to our ARS Rights. See note 6 for discussion of the fair value election of our ARS Rights.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. This pronouncement replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. We do not expect that adoption of SFAS No. 141R will have an immediate impact on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS No. 160 will have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS No. 161 to have a material impact on our financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets. Staff Position FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This Staff Position is effective for financial statements for fiscal years beginning after December 15, 2008. We do not expect adoption of Staff Position FAS 142-3 to have a material impact on our financial position, results of operations and cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Staff Position No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. For the quarter ended March 31, 2009, upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this Staff Position. We do not expect this Staff Position to have a material impact on our calculation of earnings per share.

In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations. The goal of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This EITF is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect adoption of EITF 08-6 to have a material effect on our financial position, results of operations and cash flows.

Results of Operations

Revenues. Revenues are generated primarily from the sale of IP services, data center services and CDN services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We also provide premise-based route optimization products and other ancillary services, such as server management and installation services, virtual private networking services, managed security services, data back-up, remote storage, restoration services and professional services.

Direct Costs of Network, Sales and Services. Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing NSPs and competitive local exchange providers;

●	facility and occupancy costs for hosting and operating our and our customers’ network equipment;

●	costs of FCP solutions sold;

●	costs incurred for providing additional third party services to our customers; and

●	royalties and costs of license fees for operating systems software.

To the extent a network access point is located at a distance from the respective NSP, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years.

Direct Costs of Customer Support. Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, we include facilities costs associated with the network operations center in direct costs of customer support.

Product Development Costs. Product development costs consist principally of compensation and other personnel costs, consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. We capitalize costs for software to be sold, leased or otherwise marketed once we establish technological feasibility until the software is available for general release to customers. We capitalize costs associated with internal use software when the software enters the application development stage until the software is ready for its intended use. We expense all other product development costs as incurred.

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

For the year ended December 31, 2008, total revenues were $254.0 million, an increase of 8.5% over the year ended December 31, 2007. Data center services revenue was the primary growth driver for the year, increasing 31% compared with 2007. We reported a net loss for the year ended December 31, 2008 of $104.8 million, which included (1) $99.7 million in impairment charges for goodwill, (2) $2.6 million in impairment charges for other intangible assets and (3) a net adjustment of $1.0 million to increase our restructuring liability, primarily related to anticipated sublease recoveries on restructured real estate.

Cash and short term investments in marketable securities were $54.1 million at December 31, 2008, compared with $71.6 million at December 31, 2007. The year-end 2007 balance included $7.2 million in auction rate securities which we reclassified to long-term investments in the first quarter 2008. The outstanding balance on our credit facility was $20.0 million at December 31, 2008, compared to $19.8 million at December 31, 2007.

Cash flow from operations for 2008 was $38.0 million for 2008, representing an increase of 38% over the prior year. Capital expenditures for the year ended December 31, 2008 were $51.2 million, primarily for our data center expansion plan, but also expansion of IP and CDN service points, some of which we implemented earlier than planned to take advantage of economic opportunities.

The following table sets forth, as a percentage of total revenue, selected statement of operations data for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues:
IP services	48.5%	52.2%	61.9%
Data center services	43.2	35.7	31.2
CDN services	8.3	7.6	—
Other	—	4.5	6.9
Total revenues	100.0	100.0	100.0

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
IP services	18.0	18.8	22.4
Data center services	32.3	25.4	25.6
CDN services	3.2	2.8	—
Other	—	3.6	5.6
Direct costs of amortization of acquired technologies	2.6	1.8	0.3
Direct costs of customer support	6.4	7.1	6.4
Product development	3.3	2.8	2.5
Sales and marketing	12.2	13.4	15.0
General and administrative	12.1	12.9	11.9
Provision for doubtful accounts	2.0	1.0	0.3
Depreciation and amortization	9.3	9.5	8.7
Goodwill impairment	39.3	—	—
Restructuring and other impairments	0.7	4.9	0.2
Other operating costs and expenses	—	0.2	(0.1)
Total operating costs and expenses	141.4	104.2	98.8

(Loss) income from operations	(41.4)%	(4.2)%	1.2%

Segment Information. We operate in three business segments: IP services, data center services and CDN services. IP services include managed and premise-based high performance IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. Data center services are increasingly bundled with our high performance IP connectivity services. CDN services include products and services for storing, delivering and monetizing digital media to large global audiences over the Internet. Prior to our acquisition of VitalStream on February 20, 2007, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services for which revenues and direct costs are included in “—Other” below. Our reportable segments are strategic business units that offer different products and services. As of December 31, 2008, we had approximately 3,600 customers across more than 20 metropolitan markets.

Revenues

Revenues for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
IP services	$123,268	$122,205	$112,250
Data center services	109,679	83,632	56,548
CDN services	21,042	17,806	—
Other	—	10,447	12,577
	$253,989	$234,090	$181,375

IP Services. Revenue for IP services increased $1.1 million, or 1%, to $123.3 million for the year ended December 31, 2008, compared to $122.2 million for the year ended December 31, 2007. The increase in IP revenues is driven by an increase in demand for our services, partially offset by a decline in IP pricing. We continue to experience increasing demand for our traditional IP services, with IP traffic increasing approximately 44% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in IP traffic has resulted from customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. Ongoing industry-wide pricing declines over the last several years, however, have offset a large portion of our gains in IP traffic. The effective price we charge our customers for IP services, measured in megabits per second, or Mbps, decreased approximately 33% for the year ended December 31, 2008 compared to the year ended December 31. 2007. There was a net increase in IP services customers from December 31, 2007 to December 31, 2008, and these new customers added approximately $8.1 million of revenue during 2008. While these new customers are generally using more bandwidth, their additional contribution to revenue was partially offset by the loss of older customers who were paying higher effective prices for IP services. IP services revenue also includes FCP sales and other hardware sales of $4.8 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively.

Revenues for IP services increased more than $9.9 million, or 9%, to $122.2 million for the year ended December 31, 2007, compared to $112.3 million for the year ended December 31, 2006. In addition to the increase in demand, as discussed above, we experienced an increase in sales of our premise-based FCP products and other large hardware sales of approximately $1.0 million. IP traffic for the year ended December 31, 2007 increased approximately 35% from the year ended December 31, 2006. In addition to the demand for greater bandwidth, we added high-traffic customers through competitive IP pricing and minimum commitments during the year ended December 31, 2007. However, pricing declines caused the blended rate in Mbps to decrease approximately 26% annually from December 31, 2006 to December 31, 2007. We recorded approximately $0.5 million of sales adjustments in the fourth quarter of 2007 related primarily to disputes over contractual service periods.

Data Center Services. Data center services are a significant source of revenue growth for our business. Revenues for data center services increased approximately $26.0 million, or 31%, to $109.7 million for the year ended December 31, 2008, compared to $83.6 million for the year ended December 31, 2007. This increase is primarily due to our data center growth initiative, as discussed below, which we began executing during 2007 and is on-going. We had a net increase of customers from December 31, 2007 to December 31, 2008 and new data center services customers added approximately $7.8 million of revenue during 2008. Furthermore, customer demand has resulted in a 24% increase in installed cabinets in 2008.

Revenues for data center services increased $27.1 million, or 48%, to $83.6 million for the year ended December 31, 2007, compared to $56.5 million for the year ended December 31, 2006. During the year ended December 31, 2007, we (1) implemented a broad-based rate increase, generating additional revenues of approximately $8.0 million, (2) began executing a data center growth initiative and (3) completed the build-out of our Seattle facility. The overall increase in revenues resulted from both new and existing customers and was largely due to new and existing customers using more space within our facilities, and the design and installation revenues from new customers. We also structured our data center business to accommodate larger, global customers and ensure a platform for robust traffic growth.

CDN Services. Revenues for our CDN services segment increased $3.2 million, or 18%, to $21.0 million for the year ended December 31, 2008, compared to $17.8 million for the year ended December 31, 2007. Our 2007 results included CDN activity from the acquisition date of VitalStream on February 20, 2007. We expect CDN services to be an area of growth and have upgraded and expanded related infrastructure, including in Europe and Asia, to serve the expected industry-wide demand. Also, we extended our 100% uptime SLA to customers purchasing or renewing CDN services after January 1, 2008. CDN services revenues and operating results for the year ended December 31, 2008 were lower than projected, primarily due to: (1) integration and reliability issues in the acquired network, which we have resolved, (2) a strategic shift to larger, higher credit quality customers and (3) more recently, a highly-competitive market environment for CDN services that is driving our prices lower. As discussed in note 8 to the accompanying financial statements and below, we recorded asset impairment charges of $102.3 million related to our CDN services goodwill and other intangible assets.

Revenues for the year ended December 31, 2007 were lower than originally anticipated as we integrated the VitalStream business with and into our network and infrastructure. We did not offer proprietary CDN services prior to our acquisition of VitalStream, but instead, we were a reseller of third party CDN services, which was included in “—Other” below. In the second half of 2007, we experienced platform instability in our CDN business, which caused an increase in customer dissatisfaction and a higher than historical amount of customer disputes over service billings. In the fourth quarter of 2007, we recorded approximately $1.4 million in sales and billing adjustments related to both service interruptions and disputes over contractual service periods. We recorded these sales and billing adjustments against revenues. As we purchased VitalStream in 2007, we did not have revenue in that segment for the year ended December 31, 2006.

Other. Other revenues consist primarily of third party CDN services. Throughout 2007, the CDN services we began to provide following our acquisition of VitalStream steadily replaced the activity of the former third party CDN service provider.

Direct Costs of Network, Sales and Services, Exclusive of Depreciation and Amortization

IP Services. Direct costs of IP network, sales and services, exclusive of depreciation and amortization, increased $1.9 million, or 4%, to $45.8 million for the year ended December 31, 2008, compared to $43.9 million for the year ended December 31, 2007. Direct costs of IP network, sales and services were 37% of IP services revenues for the year ended December 31, 2008 and 36% for the year ended December 31, 2007. IP services segment profit decreased $0.8 million to $77.5 million for the year ended December 31, 2008, from $78.3 million for the year ended December 31, 2007. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. During the year ended December 31, 2008, we continued to renegotiate our agreements with our major network service providers, which resulted in higher minimum commitments but lower bandwidth rates. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, increased $3.2 million, or 8%, to $43.9 million for the year ended December 31, 2007, compared to $40.7 million for the year ended December 31, 2006. While IP services revenue increased, the direct costs of IP network, sales and services were approximately 36% of IP services revenue for both 2007 and 2006. We maintained direct costs as a percentage of IP services revenue, even though we had a change in the mix of revenue with a number of lower margin high volume customers and FCP and other hardware sales.

Data Center Services. The direct costs of data center services, exclusive of depreciation and amortization, increased $22.6 million, or 38%, to $82.0 million for the year ended December 31, 2008, compared to $59.4 million for the year ended December 31, 2007. Data center services contributed $27.7 million of segment profit for the year ended December 31, 2008, an increase of $3.5 million from $24.2 million for the year ended December 31, 2007. Direct costs of data center services as a percentage of corresponding revenues has increased to 75% for the year ended December 31, 2008 from 71% for the year ended December 31, 2007.

The direct costs of data center services, exclusive of depreciation and amortization, increased approximately $13.0 million, or 28%, to $59.4 million for the year ended December 31, 2007, compared to $46.5 million for the year ended December 31, 2006. Data center services contributed $24.2 million of segment profit for the year ended December 31, 2007, an increase of $14.1 million from $10.1 million for the year ended December 31, 2006. As data center services revenue increased, direct costs of data center services as a percentage of corresponding revenue decreased to approximately 71% for the year ended December 31, 2007 from 82% for the year ended December 31, 2006. This trend was the result of an increase in total occupancy at higher rates, as discussed with revenues above, while substantial direct costs were subject to previously negotiated rates.

The growth in data center revenues and direct costs of data center services largely follows our expansion of data center space, and we believe the demand for data center services continues to outpace industry-wide supply. Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and third parties, referred to as partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs, especially rent, of sites operated by us in advance of revenues, these sites are more profitable at certain levels of utilization than the use of partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. We seek to optimize the most profitable mix of available data center space operated by us and our partners. The increase in initial operating costs of sites operated by us as well as our increased use of partner sites drove the higher percentage of direct costs for the year ended December 31, 2008 compared to the year ended December 31, 2007. We continue to expand the sites operated by us and expect to have more of this space available to be used in the future as part of our data center growth initiative. We expect direct costs of data center services as a percentage of corresponding revenues to decrease as the recently expanded sites operated by us contribute to revenue and become more fully utilized.

During the year ended December 31, 2008, we added approximately 17,000 square feet of data center space in sites operated by us and 22,000 square feet in partner sites. At December 31, 2008, we had approximately 218,000 square feet of data center space with a utilization rate of 77% as compared to approximately 179,000 square feet of data center space with a utilization rate of 75%, at December 31, 2007. At December 31, 2006, we had approximately 149,000 square feet of data center space with a utilization rate of 79%. We expect our recent data center expansion to provide us lower costs per occupied square foot in future periods, enabling us to increase revenues compared to relatively lower direct costs of data center services. At December 31, 2008, 121,000 square feet of occupied data center space, or 55% of our total square feet, was in data centers operated by us versus partner sites as compared to 104,000 square feet or 58% of our total square feet at December 31, 2007 and 88,000 square feet or 59% of our total square feet at December 31, 2006. Additionally, 76% and 62% of our available square feet as of December 31, 2008 and 2007, respectively, were in data centers operated by us.

CDN Services. Direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased $1.5 million to $8.1 million for the year ended December 31, 2008, compared to $6.6 million for the year ended December 31, 2007. Segment profit for CDN services increased more than $1.7 million to $13.0 million for the year ended December 31, 2008 from $11.2 million for the year ended December 31, 2007. As noted above, costs for the year ended December 31, 2007 only included activity after our acquisition of VitalStream on February 20, 2007. Direct costs of CDN network, sales and services were 38% of CDN services revenues for the year ended December 31, 2008, compared to 37% for the year ended December 31, 2007. The direct costs in 2008 include the benefit of lower rates as we have migrated VitalStream’s former contracts and terms to our own since the acquisition. However, the increase in direct costs as a percentage of revenues is primarily related to increased price competition within the market. Direct costs of CDN network sales and services also include an allocation of direct costs of IP network sales and services based on the average cost of actual usage by the CDN segment. The allocation of direct costs of IP network sales and services was $1.1 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively. The CDN segment will also further benefit from the renegotiated rates with our network service providers discussed above under IP Services. As we purchased VitalStream in 2007, we did not have costs for that segment for the year ended December 31, 2006.

Other. Other direct costs of network, sales and services consist primarily of third party CDN services. Throughout 2007, the CDN services we began to provide following our acquisition of VitalStream steadily replaced the activity of the former third party CDN service provider.

Other Operating Expenses

Other than direct costs of network, sales and services, our compensation and facilities-related costs have the most pervasive impact on operating expenses. Compensation and benefits comprise our next largest expense after direct costs of network, sales and services. Cash-basis compensation and benefits decreased $2.2 million to $50.4 million for the year ended December 31, 2008 from $52.6 million for the year ended December 31, 2007. Stock-based compensation decreased $1.2 million to $7.5 million for the year ended December 31, 2008 from $8.7 million for the year ended December 31, 2007. The decrease in cash-basis compensation and benefits is due to the elimination of the bonus accrual for 2008 compared to an accrual of $2.9 million for 2007, a $2.0 million reduction in commissions and a larger Georgia Headquarters Tax Credit, or HQC. The elimination of the bonus accrual for 2008 was the result of our compensation committee’s decision not to award employee bonuses given that we did not meet established performance goals. The reduction in commissions was primarily due to higher sales quotas under a new commission plan, adjustments for failing to meet sales quotas and an increase in the number of new sales personnel and open sales positions. The HQC increased to $1.3 million in 2008 from $0.3 million in 2007. We record the HQC when approved by the Georgia Department of Revenue. These credits were approved with the stipulation that we apply them against our payroll tax liability. These decreases are partially offset by annual pay increases for employees effective April 1, 2008 and having a full 12 months of CDN employee expense compared to 10 months in 2007. The decrease in stock-based compensation is primarily due to fewer grants of stock-based awards and a lower fair value for new awards based on our lower stock price. Total headcount was relatively consistent increasing to approximately 430 at December 31, 2008 compared to approximately 420 at December 31, 2007.

Cash-basis compensation and benefits increased more than $11.5 million to $52.6 million for the year ended December 31, 2007 from $41.0 million for the year ended December 31, 2006. Stock-based compensation increased approximately $2.7 million to $8.7 million for the year ended December 31, 2007 from $5.9 million for the year ended December 31, 2006. The increases in compensation and benefits were primarily due to increased headcount, largely attributable to the additional employees resulting from the VitalStream acquisition. For the year ended December 31, 2007, the additional VitalStream employees accounted for $6.6 million of the increase in cash-basis compensation and $1.3 million of the increase in stock-based compensation. Compensation also increased due to the hiring of other employees, including at the senior management level. Total headcount increased to approximately 420 at December 31, 2007 compared to approximately 330 at December 31, 2006.

Stock-based compensation is summarized by the following financial statement captions (in thousands):

	Year ended December 31,
	2008	2007	2006
Direct costs of customer support	$1,369	$1,892	$1,102
Product development	688	856	628
Sales and marketing	1,782	2,135	2,145
General and administrative	3,660	3,798	2,067
Total stock-based compensation expense included in net income	$7,499	$8,681	$5,942

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2008 was $16.6 million with a weighted-average remaining recognition period of 2.6 years.

Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, is our next largest recurring expense and increased $0.6 million, or 8%, to $7.6 million for the year ended December 31, 2008 compared to $7.0 million for the year ended December 31, 2007. The increase is primarily due to the relocation and upgrade of one of our sales offices to a new, larger space and having a full 12 months of CDN operating expenses, partly offset by ongoing cost containment efforts.

Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, increased $1.0 million, or 17%, to $7.0 million for the year ended December 31, 2007 compared to $6.0 million for the year ended December 31, 2006. The increase was primarily attributable to $0.7 million of VitalStream post-acquisition operating costs.

Other significant operating costs are discussed with the financial statement captions below:

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased to $6.6 million for the year ended December 31, 2008, from $4.2 million for the year ended December 31, 2007. The increase of approximately $2.4 million included a $1.9 million impairment in developed advertising technology due to a strategic change in market focus. See “—Goodwill Impairment” and “–Restructuring and Other Impairments” below for further discussion of the impairment of goodwill and other intangible assets. Also included in direct costs for 2008 is additional amortization expense attributable to a full 12 months of amortization of post-acquisition intangible technology assets related to CDN services.

Direct costs of amortization of acquired technologies increased approximately $3.6 million from $0.5 million for the year ended December 31, 2006 to $4.2 million for the year ended December 31, 2007. The increase in amortization expense was attributable to the amortization of the post-acquisition intangible technology assets of VitalStream.

Direct Costs of Customer Support. Direct costs of customer support decreased 2% to $16.2 million for the year ended December 31, 2008, from $16.5 million for the year ended December 31, 2007. The decrease of $0.3 million was primarily due to a $0.5 million decrease in stock-based compensation, as previously discussed, partially offset by a $0.3 million increase in cash-basis compensation. The increase in cash-basis compensation is primarily due to annual employee pay increases.

Direct costs of customer support increased 43% from $11.6 million for the year ended December 31, 2006 to $16.5 million for the year ended December 31, 2007. The increase of approximately $4.9 million was primarily due to compensation of employees and facilities-related costs as discussed above. VitalStream employees accounted for $1.7 million of added cash-basis compensation and benefits and $0.5 million of additional stock-based compensation for the year ended December 31, 2007. Other increases in cash-basis and stock-based compensation amounted to $1.7 million and $0.3 million, respectively, whereas facilities-related costs increased $0.6 million.

Product Development. Product development costs for the year ended December 31, 2008 increased 29% to $8.5 million from $6.6 million for the year ended December 31, 2007. The product development cost increase of $1.9 million is attributable to increases in cash-basis compensation and benefits and professional services. The increase in cash-basis compensation was $1.2 million, and included the transfer of certain employees to product development that were formerly in professional services and customer support roles in sales and marketing and direct costs of customer support. The increase in professional services costs of $0.7 million was due to the use of third party vendors for certain engineering services that were previously performed by our employees in 2007, especially with respect to our CDN services.

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

Sales and Marketing. Sales and marketing costs for the year ended December 31, 2008 decreased 2% to $30.9 million from $31.5 million for the year ended December 31, 2007. The decrease of $0.6 million was comprised primarily of a net $0.4 million decrease for cash-basis compensation and benefits and a $0.4 million decrease in stock-based compensation. The net decrease in cash-basis compensation included a $2.0 million decrease in commissions. The reduction in commissions was primarily due to higher sales quotas under a new commission plan, adjustments for failing to meet sales quotas and an increase in the number of new sales personnel and open sales positions. Stock-based compensation also decreased due to the reasons previously discussed.

Sales and marketing costs for the year ended December 31, 2007 increased 16% to $31.5 million from $27.2 million for the year ended December 31, 2006. The increase of approximately $4.3 million was primarily comprised of VitalStream employee costs. Cash-basis compensation, benefits and commissions related to VitalStream employees accounted for $2.8 million and stock-basis compensation for these employees amounted to $0.4 million for the year ended December 31, 2007.

General and Administrative. General and administrative costs for the year ended December 31, 2008 increased 1% to $30.7 million from $30.3 million for the year ended December 31, 2007. The increase of $0.4 million reflected a $3.4 million increase in professional services costs, a $0.4 million increase in facilities and related costs, partially offset by a $3.2 million decrease in cash-basis compensation. Professional services costs were higher due primarily to contract labor, higher accounting fees, especially associated with bringing current our international statutory audits, use of consultants for process improvements and other outside services. The increase in facilities and related costs is discussed above. Cash-basis compensation and benefits decreased due primarily to a elimination of the bonus accrual of $2.9 million, as discussed above.

General and administrative costs for the year ended December 31, 2007 increased 40% to $30.3 million from $21.6 million for the year ended December 31, 2006. The increase of $8.7 million was primarily due to increases in cash-basis compensation and benefits, professional services and stock-based compensation. Cash-basis compensation and benefits for the year ended December 31, 2007 increased $3.5 million, including $1.0 million for the additional VitalStream employees. As discussed earlier, the increase in cash-basis compensation was also due to the hiring of other employees, including at the senior management level. The overall increase in head count caused us to accrue employee bonuses $0.3 million higher during 2007 than we did during 2006 and caused higher self-insured medical claims of $0.6 million compared to 2006. Professional services for the year ended December 31, 2007 increased $2.2 million primarily due to consultation fees on our information technology systems, compliance activities for domestic and international tax and financial statement requirements, recruiting fees and contract labor to fill a number of open job requisitions and legal fees, including those associated with new proxy disclosure requirements and ongoing litigation. Stock-based compensation costs increased $1.7 million for the year ended December 31, 2007 due to annual grants of stock options and unvested restricted common stock to non-employee directors, the stock options assumed in the VitalStream acquisition and initial grants and awards to new members of senior management.

On January 29, 2009, we announced the resignation of James P. DeBlasio from his positions as President and Chief Executive Officer effective as of March 16, 2009, or the Separation Date. Mr. DeBlasio also has resigned as a director effective March 15, 2009. Pursuant to the terms of a separation agreement, Mr. DeBlasio will receive (1) a cash payment of $0.9 million, (2) full vesting of all equity awards previously granted to him as of the Separation Date and (3) if he so elects, continued health, dental and vision insurance coverage under our group health plan for 18 months from the Separation Date at no cost to him. Mr. DeBlasio has 12 months following the Separation Date in which to exercise any stock options held by him that were vested as of the Separation Date. We will record the associated severance in general and administrative costs during the three months ended March 31, 2009. Also on January 29, 2009, we announced the appointment of J. Eric Cooney as our President and Chief Executive Officer and as a director, effective March 16, 2009.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $5.1 million for the year ended December 31, 2008, from $2.3 million for the year ended December 31, 2007. The increase during 2008 resulted from our periodic review of the aged accounts receivable balances, taking into consideration current economic conditions and was primarily attributable to our CDN and IP segments. We believe the ability to collect these valid receivables has become uncertain due to changes in customer circumstances. A number of the CDN customers that have been reserved as doubtful accounts were customers in 2007 and early 2008, but have since been disconnected from our service for failing to remit payment. We will continue to strongly focus on our customers’ ability to make payment in light of the current economic conditions and put in additional upfront requirements such as prepayments or deposits for new customers before commencing delivery of our services given the challenging economic environment expected to continue in 2009 and beyond.

The provision for doubtful accounts increased to $2.3 million for the year ended December 31, 2007, from $0.5 million for the year ended December 31, 2006. The increase in the provision for doubtful accounts was primarily due to our integration of VitalStream with its legacy customers causing the provision for doubtful accounts to be greater than our historical expense.

Depreciation and Amortization. For the year ended December 31, 2008, depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 7% to $23.9 million compared to $22.2 million for the year ended December 31, 2007. The increase of approximately $1.6 million primarily related to the expansion of P-NAPs and on-going expansion of data center facilities. The restructuring and asset impairment described above initially reduced depreciation and amortization by approximately $0.4 million per year, decreasing to $0 in 2009. The amortization of acquired technologies is included in its own caption and discussed above.

For the year ended December 31, 2007, depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 40% to $22.2 million compared to $15.9 million for the year ended December 31, 2006. The increase of approximately $6.3 million primarily related to post-acquisition depreciation and amortization of VitalStream property and equipment and acquired amortizable intangible assets, excluding amortization of acquired technologies. The VitalStream property and equipment and acquired amortizable intangible assets accounted for $5.8 million of the expense for the year ended December 31, 2007. The remaining increase in depreciation and amortization related to the expansion of P-NAPs and on-going expansion of data center facilities.

Goodwill Impairment. As a result of our August 1, 2008 annual assessment of goodwill, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million.

The goodwill impairment was primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values. The declines in CDN services revenues and operating results compared to projections were attributable to integration and reliability issues in the acquired network that have now been resolved, a strategic shift to larger, higher credit quality customers and more recently, a highly-competitive market environment for CDN services that is driving lower pricing. Changes in market factors included lower market multiples across the CDN services industry from the time we completed the VitalStream acquisition and our own current lower market capitalization. The culmination of these factors leading to our impairment of goodwill did not occur until the three months ended September 30, 2008. The impairment charge did not have any impact on our current cash balance or future cash expenditures, or result in violation of any covenants of our debt instruments.

The impairment also caused us to reverse a deferred tax liability and create an income tax benefit of $0.6 million associated with the CDN services goodwill.

We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis. We also assessed the likelihood of triggering events and concluded that none had occurred that would cause us to re-assess goodwill for impairment subsequent to August 1, 2008.

Restructuring and Other Impairments. In conjunction with our review of our long-term financial outlook, which includes our annual assessment of goodwill for impairment, as discussed above, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets acquired in the VitalStream acquisition. The analysis and re-assessment of other identifiable intangible assets recorded in the VitalStream acquisition resulted in:

●	an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus,
●	an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name, and
●
a change in our estimates that resulted in acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life (four remaining years instead of the original estimated nine years) due to customer churn resulting in higher than expected attrition as of the acquisition date.

The impairment charge of $1.9 million for developed advertising technology is included in “Direct costs of amortization of acquired technologies” in the accompanying consolidated statements of operations. The impairment charge of $0.8 million for the trade name is included in “Restructuring and other impairments” in the accompanying consolidated statements of operations. None of the impairment charges had any impact on our current cash balance or future cash expenditures, or resulted in violation of any covenants of our debt instruments. The change in accounting estimate for our customer relationship intangible asset resulted in an increase to our net loss of $0.4 million, or less than $0.01 per basic or diluted share, for the year ended December 31, 2008.

In conjunction with the preparation of our financial statements as of and for the year ended December 31, 2008 and in light of the recent and significant deterioration in the real estate market, we completed an analysis of our remaining accrued restructuring liability for leased facilities. After reviewing the analysis and specifically, the underlying assumptions related to anticipated sublease recoveries, we concluded that certain of the facilities remaining in the restructuring accrual were taking longer than expected to sublease or were otherwise not generating the expected levels of sublease income. The analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The cumulative effect of these changes was $1.1 million, which we recorded as additional restructuring expense and an increase to the liability. We also recorded a non-cash benefit of $0.1 million in the three months ended September 30, 2008 to reduce our restructuring liability for employee separations. This non-cash adjustment removes the liability for employee separations since we paid all such amounts. Both of these adjustments to the restructuring liability are reported in “Restructuring and other impairments” in the accompanying consolidated statement of operations.

During the three months ended March 31, 2007, we incurred restructuring and impairment charges totaling $11.3 million. The charges were the result of a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation plan before the end of the first quarter of 2007. The charges to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charges also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. After considering the adjustments for anticipated changes in sublease income described above, we estimated net related expenditures for the 2007 restructuring plan to be $12.2 million, of which we paid $4.2 million through December 31, 2008, and the balance continuing through December 2016, the last date of the longest lease term. We expected these expenditures to be paid out of operating cash flows. We estimated cost savings from the restructuring to be approximately $0.8 million per year through 2016, primarily for rent.

We also incurred a $1.1 million impairment charge during the three months ended March 31, 2007 for the sales order-through-billing system, which was the result of an evaluation of the existing infrastructure relative to our new financial accounting system and the acquisition of VitalStream. This impairment charge was not related to any specific business segment.

Non-operating Income and Expense. For the year ended December 31, 2008, interest income decreased $1.3 million to $1.9 million from $3.2 million for the year ended December 31, 2007, a decrease of 42%. The decrease reflects a reduction in total interest-earning investments, a move toward lower-risk investments and lower overall interest rates. Other non-operating expense for the year ended December 31, 2008 included a net reduction in fair value of $0.8 million on our auction rate securities offset by the $0.6 million fair value of our ARS Rights, as described in note 6 to our accompanying consolidated financial statements.

During 2007, we incurred a charge of $1.2 million representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, and all shares of series D preferred stock were cancelled and the holders of series D preferred stock did not receive any consideration for such shares. The write-off is included in non-operating (income) expense in the accompanying consolidated statement of operations.

Provision (Benefit) for Income Taxes. The provision for income taxes was $0.2 million for the year ended December 31, 2008 and a net benefit of $3.1 million for the year ended December 31, 2007. For the year ended December 31, 2007, the tax provision included a $4.4 million benefit related to the release of the valuation allowance associated with our U.K. deferred tax assets. The U.K. benefit is offset by a reserve of $0.9 million and a U.S. deferred tax liability relating to the VitalStream acquisition.

The reduction in valuation allowance was due to the existence of sufficient positive evidence as of December 31, 2007 to indicate that our net operating losses in the U.K. would more likely than not be realized in the future. The evidence primarily consisted of the results of prior performance in the U.K. and the expectation of future performance based on historical results. We will continue to assess the recoverability of U.S. and other deferred tax assets, and whether the valuation allowance should be reduced relative to the U.S. and other deferred tax assets outside the U.K. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of us or certain of our foreign subsidiaries.

Based on analysis of our projected future U.S. pre-tax income, we may have sufficient positive evidence within the next 12 months to release the valuation allowance currently recorded against our U.S. deferred tax assets. Currently, while we cannot guarantee that our expectations of future positive income will occur, we may recognize an income tax benefit derived from total U.S. deferred tax assets upon the release of the valuation allowance. This potential release of the valuation allowance could be affected by an ownership change as defined by Section 382 of the Internal Revenue Code which might limit the future use of our U.S. net operating loss carryovers and thus reduce the potential benefit of such losses in the future to offset taxable income and reduce cash outflows for income taxes.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

          Net Cash from Operating Activities. Net cash provided by operating activities was $38.0 million for the year ended December 31, 2008. Our net loss, adjusted for non-cash items, generated cash from operations of $41.7 million while changes in operating assets and liabilities represented a use of cash from operations of $3.8 million. We anticipate continuing to generate cash flows from our results of operations, or net (loss) income adjusted for non-cash items, and manage changes in operating assets and liabilities towards a net $0 change in subsequent periods. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment in the year ended December 31, 2008 was $102.3 million for impairment of goodwill and other intangible assets further discussed above in the section “Results of Operations—Other Operating Expenses—Goodwill Impairment.” We also had a non-cash adjustment of $28.7 million for depreciation and amortization, which included the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments in 2008 also included $7.5 million for stock-based compensation expense and $5.1 million for the provision for doubtful accounts, both of which are further discussed above in the section “Results of Operations—Other Operating Expenses.” The changes in operating assets and liabilities included increases in inventory, prepaid expenses, deposits and other assets of $2.9 million, mostly due to increases in prepaid colocation setup costs and prepaid rent, as well as two initial deposits required by real estate leases. We had a decrease in accrued liabilities of $1.4 million given that we did not accrue any amounts for bonuses for the year ended December 31, 2008, which is discussed above in the section “Results of Operations—Other Operating Expenses.” We also had a net decrease in accrued restructuring of $1.1 million due primarily to scheduled cash payments during the year ended December 31, 2008. These changes were partially offset by a decrease in accounts receivable of $2.4 million. Accounts receivable as of December 31, 2007 reflected some collection delays on certain larger, high credit quality customers that tended to pay over longer terms and an increase from the migration of legacy VitalStream and other customers to our billing and systems platforms. Quarterly days sales outstanding at December 31, 2008 decreased to 40 days from 53 days at December 31, 2007. The 53 days sales outstanding at December 31, 2007 was unusually high and related to an increased accounts receivable balance, discussed below.

Net cash provided by operating activities was $27.5 million for the year ended December 31, 2007. Our net loss, adjusted for non-cash items, generated cash from operations of $32.1 million while changes in operating assets and liabilities, excluding effects of the VitalStream acquisition, represented a use of cash from operations of $4.5 million. The primary non-cash adjustment was $26.4 million for depreciation and amortization, which included the amortizable intangible assets acquired through the acquisition of VitalStream in February 2007 and the expansion of our P-NAP and data center facilities throughout 2007. Non-cash adjustments also included $8.7 million for stock-based compensation expense, which is discussed above in “—Results of Operations.” The change in working capital included an increase in accounts receivable of $15.8 million. The increase in accounts receivable resulted in quarterly days sales outstanding at December 31, 2007 increasing to 53 days from 38 days as of December 31, 2006. This increase in accounts receivable was largely due to revenue growth and also, in part, our day sales outstanding trending up from lower than historical levels at December 31, 2006. We also experienced collection delays on certain larger, high credit quality customers that tended to pay over longer terms and in conjunction with the migration of some former VitalStream and other customers to our billing and systems platforms. The change in working capital also included a net increase in accounts payable of $7.9 million due to the growth of our business, primarily attributed to the acquisition of VitalStream and our data center growth initiative. A portion of the increase was also caused by the implementation near year-end of a new telecommunications expense management system for our direct costs.

Net cash provided by operating activities was $29.4 million for the year ended December 31, 2006, and was primarily due to net income of $3.7 million adjusted for non-cash items of $25.2 million offset by changes in working capital items of $0.5 million. The changes in working capital items included net use of cash for accounts receivable of $1.7 million, inventory, prepaid expense and other assets of $1.8 million and accrued restructuring of $1.5 million. These were offset by net sources of cash in accounts payable of $3.0 million, accrued liabilities of $1.4 million and deferred revenue of $1.1 million. The increase in receivables at December 31, 2006 compared to December 31, 2005 was related to the 18% increase in revenue. Quarterly days sales outstanding at December 31, 2006 decreased to 38 days from 43 days as of December 31, 2005. The increase in payables was primarily related to the timing of payments with the 2006 balance being consistent with our normal operating expenses and payment terms.

          Net Cash from Investing Activities. Net cash used in investing activities for the year ended December 31, 2008 was $41.7 million primarily due to capital expenditures of $51.2 million, partially offset by net proceeds from the maturities and sales of short-term investments in marketable securities of $5.2 million and a decrease in restricted cash of $4.1 million. Our capital expenditures were principally for the continued expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. Restricted cash decreased due to the maturity of certificates of deposit that were securing certain letters of credit, which we replaced. These letters of credit are now secured by our revolving credit facility.

Net cash used in investing activities for the year ended December 31, 2007 was $36.4 million primarily due to capital expenditures of $30.3 million and net purchases of short-term investments of $6.1 million. Our capital expenditures were principally for the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities and were funded from both cash from operations and borrowings from the new credit agreement we entered into on September 14, 2007. We discuss the credit agreement in greater detail below in “Liquidity—Credit Agreement.” Investing activities for the year ended December 31, 2007 also included purchases and sales of auction rate securities.

Net cash used in investing activities for the year ended December 31, 2006 was $10.4 million primarily due to capital expenditures of $13.4 million. Our capital expenditures were principally for upgrading our P-NAP facilities and the expansion of our data center facilities.

          Net Cash from Financing Activities. Net cash used in financing activities for the year ended December 31, 2008 was $0.8 million, primarily for payments on capital leases of $0.8 million. We also repaid and re-borrowed $20.0 million on our credit facility to best manage net interest income and expense. We entered into the second amendment to our credit agreement on September 30, 2008. This amendment, among other things, converted our term loan balance into a loan outstanding under the revolving line of credit facility. See the discussion below in “Liquidity—Credit Agreement,” for more details of our credit agreement. As a result of these activities, we had balances of $20.0 million in notes payable and $3.5 million in capital lease obligations as of December 31, 2008 with $0.3 million in the capital leases scheduled as due within the next 12 months. We may also utilize additional borrowings under our credit agreement if we consider it economically favorable to do so.

Net cash provided by financing activities for the year ended December 31, 2007 was $15.2 million. Cash provided by financing activities was primarily due to proceeds from note payable of $19.7 million, net of discount, and proceeds from stock compensation plan activity of $8.6 million, partially offset by the repayment of prior outstanding debt of $11.3 million and payments on capital leases of $1.6 million. The proceeds from a note payable were a result of entering into the new credit agreement on September 14, 2007. As a result of these activities, we had balances of $19.8 million in a note payable (net of discount) and $1.3 million in capital lease obligations as of December 31, 2007.

Net cash provided by financing activities for the year ended December 31, 2006 was $2.0 million. Cash provided by financing activities was primarily due to proceeds from stock options, employee stock purchase plan and exercise of warrants of $6.8 million offset by principal payments on a note payable of $4.4 million and payments on capital lease obligations of $0.5 million.

Liquidity

We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions. In particular, we continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. A prolonged recession, if it were to occur, may have an adverse impact on spending by the businesses we serve, resulting in a decline in demand for our products and services. In addition, deteriorating economic conditions may make it more difficult for these businesses to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. To date, we have increased our provision for doubtful accounts, in part after taking into consideration current economic conditions, as discussed above. Furthermore, current instability in the market for our auction rate securities has caused us to lower our estimate of fair value for these securities, which, along with our ARS Rights described below in “—Non-Current Investments,” represented 19% of our total financial assets measured at fair value. Although we do not believe that this reduction has or will have a material adverse effect on our liquidity or capital resources, we are continuing to monitor these markets closely. We are similarly monitoring all of our short-term investments to ensure that instability in liquidity and credit markets do not adversely impact the fair value of these investments. This includes transferring investments in corporate debt securities to money market accounts and U.S. Treasury bills as the debt securities mature.

We expect to meet our cash requirements in 2009 through a combination of net cash provided by operating activities, existing cash, cash equivalents and short-term investments in marketable securities. We may also utilize additional borrowings under our credit agreement, especially for capital expenditures, particularly if we consider it economically favorable to do so. We may incur capital expenditures for the expansion of our P-NAP and data center facilities. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products, the ability to expand and retain our customer base and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

We have experienced significant impairments and operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2008. For the years ended December 31, 2008 and 2007, we recorded net losses of $104.8 million and $5.6 million, respectively. As of December 31, 2008, our accumulated deficit was $966.8 million. Our net loss for the year ended December 31, 2008 included $99.7 million in impairment charges for goodwill and $2.6 million in impairment charges for other intangible assets and approximately $1.0 million for adjustments to our restructuring liability. Our net loss for the year ended December 31, 2007 included $13.0 million in charges for restructuring, asset impairment, write-off of an investment and acquired in-process research and development. We do not expect to incur any of these charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future, due in part to the competitive and evolving nature of the industry in which we operate. Also, we are currently in a time of severe deteriorating economic conditions and have seen signs of slowdowns and cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

          Short-Term Investments. Short-term investments primarily consist of high credit quality corporate debt securities, U.S. Treasury bills and commercial paper. At December 31, 2008, our balance in short-term investments was $7.2 million. All short-term investments have original maturities greater than 90 days but less than one year, are classified as available for sale and are reported at fair value.

          Non-Current Investments. Non-current investments include, in part, auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. At December 31, 2008, the carrying value of our auction rate securities was $6.4 million, all of which carried AAA/Aaa ratings as of December 31, 2008. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. The securities have historically traded at par value and are callable at par value at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our auction rate securities as non-current investments as of December 31, 2008, versus short-term investments as of December 31, 2007. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

In October 2008, we received an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider ($7.2 million) at anytime during a two-year period beginning June 20, 2010. On November 14, 2008, we accepted the offer and intend to exercise the ARS Rights if we are otherwise unable to recover par value on the securities at an earlier date. At December 31, 2008, the carrying value of the ARS Rights was $0.6 million.

          Credit Agreement. On September 14, 2007, we entered into a $35.0 million credit agreement with Bank of America, N.A., as the administrative agent, or the Credit Agreement. Four of our subsidiaries, VitalStream Holdings, Inc.; VitalStream, Inc.; PlayStream, Inc.; and VitalStream Advertising Services, Inc., are guarantors of the Credit Agreement. We subsequently amended the Credit Agreement on May 14, 2008 and September 30, 2008, as discussed below.

The Credit Agreement replaced our prior credit agreement between us and Silicon Valley Bank that was last amended on December 27, 2006. We paid off and terminated this prior credit facility concurrently with the execution of the Credit Agreement.

The Credit Agreement originally provided for a four-year revolving credit facility, or Revolving Credit Facility, in the aggregate amount of up to $5.0 million, which included a $5.0 million sub-limit for letters of credit. With the prior approval of the administrative agent, we could increase the total commitments by up to $15.0 million for a total commitment under the Revolving Credit Facility of $20.0 million. The Revolving Credit Facility was available to finance working capital, capital expenditures and other general corporate purposes. As of December 31, 2007, we had a total of $8.0 million of letters of credit issued (including $3.9 million which were secured by the Revolving Credit Facility and the balance secured by restricted cash) and $1.1 million in borrowing capacity on the Revolving Credit Facility. There were no amounts outstanding on the Revolving Credit Facility as of December 31, 2007.

The Credit Agreement also originally provided for a term loan in the amount of $30.0 million, or the Term Loan. We borrowed $20.0 million concurrently with the closing and used a portion of the proceeds from the Term Loan to pay off the prior credit agreement. The Term Loan had $10.0 million in borrowing capacity as of December 31, 2007.

The interest rate on the Revolving Credit Facility and Term Loan was a tiered LIBOR-based rate that depended on our 12-month trailing EBITDA. As of December 31, 2007, the interest rate was 7.075%.

The net proceeds received from the Term Loan were reduced by $0.3 million for fees paid to Bank of America and its agents. We treated these fees as a debt discount and recorded less than $0.1 million of related amortization during the year ended December 31, 2007. As of December 31, 2007, the balance on the Term Loan, net of the discount, was $19.8 million. We incurred other costs of less than $0.1 million in connection with entering into the Credit Agreement, which we recorded as debt issue costs.

As a result of the transactions discussed above, we recorded a loss on extinguishment of prior debt of less than $0.1 million during the year ended December 31, 2007. The loss on extinguishment of debt is included in the caption “Interest expense” within the “Non-operating (income) expense” section of the accompanying consolidated statements of operations.

Also during the year ended December 31, 2007, we paid off the term loans and line of credit issued pursuant to the loan and security agreement assumed in the VitalStream acquisition, as discussed in note 3 of the accompanying consolidated financial statements.

We subsequently amended the Credit Agreement on May 14, 2008 and September 30, 2008, or the Amendment (the Credit Agreement along with the Amendment is referred to as the Amended Credit Agreement). The Amendment modified the original Credit Amendment as follows:

●	converted the outstanding Term Loan balance of $20.0 million as of September 30, 2008 into a loan under the Revolving Credit Facility;
●	terminated the Term Loan under the Credit Agreement;
●	increased the total Revolving Credit Commitment (as defined in the Amended Credit Agreement) from $5.0 million to $35.0 million;
●	increased the Letter of Credit Sublimit (as defined in the Amended Credit Agreement) from $5.0 million to $7.0 million;
●	provided us and Bank of America with an option to enter into a lease financing agreement not to exceed $10.0 million; and
●	modified certain covenants and definitions.

Because the Amendment caused the Revolving Credit Facility to have substantially different terms than the Term Loan, it is considered an extinguishment of debt. We recorded a loss on extinguishment of debt in the amount of $0.2 million during the year ended December 31, 2008. The loss on extinguishment of debt is included in the caption “Interest expense” within the “Non-operating (income) expense” section of the accompanying consolidated statements of operations. We also incurred other costs of less than $0.1 million in connection with the Amendment, which we recorded as debt issue costs and will amortize over the remaining term of the Amended Credit Agreement.

The interest rate on the Amended Credit Agreement as of December 31, 2008 was 3.0% and is based on Bank of America’s prime rate less a 0.25% margin. The principal amount of $20.0 million is due September 14, 2011. As of December 31, 2008, we had a total of $4.2 million of letters of credit issued and $10.8 million in borrowing capacity on the Revolving Credit Facility. In January 2009, we repaid $19.8 million of the outstanding balance.

The Amended Credit Agreement includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to a net funded debt to EBITDA ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on unfunded capital expenditures of $55.0 million for 2008 and $25.0 million or an amount to be mutually agreed upon for 2009 through 2011), customary events of default and certain default provisions that could result in acceleration of the Amended Credit Agreement. As of December 31, 2008, we were in compliance with the various covenants in the Amended Credit Agreement.

Our obligations under the Amended Credit Agreement are pledged, pursuant to a pledge and security agreement and an intellectual property security agreement, by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

          Capital Leases. Our future minimum lease payments on remaining capital lease obligations at December 31, 2008 totaled $9.4 million.

          Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless there are modifications to the terms of those agreements. Service commitments primarily represent purchase commitments made to our largest bandwidth vendors and contractual payments to license data center space used for resale to customers. Our ability to improve cash used in operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our credit obligations and future contractual commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1- 3 Years	3-5 Years	More than 5 years

Revolving line of credit(1)	$21,623	$600	$21,023	$—	$—
Capital lease obligations	9,441	822	1,130	1,150	6,339
Operating lease commitments	216,125	25,624	51,898	51,721	86,882
Service commitments	27,085	20,866	6,219	—	—

	$274,274	$47,912	$80,270	$52,871	$93,221
____________________
(1)
As noted in the section captioned “—Credit Agreement,” the interest rate on the Revolving Credit Facility is based on our bank’s prime rate less a 0.25% margin. As of December 31, 2008, the interest rate was 3.0% and the projected interest included in the debt payments above incorporates this rate. We subsequently paid $19.8 million on the Revolving Credit Facility in January 2009 which would significantly lower the projected interest included above. We plan to borrow on the Revolving Credit Facility from time-to-time particularly if we consider it economically favorable to do so.

          Common and Preferred Stock. Our Certificate of Incorporation designates 60 million shares of common stock and 20 million shares of preferred stock.

We issued approximately 12.2 million shares of our common stock to the former stockholders of VitalStream in connection with the acquisition, which closed on February 20, 2007.

On July 10, 2006, we implemented a one-for-10 reverse stock split and amended our Certificate of Incorporation to reduce our authorized shares of common stock from 600 million to 60 million. We began trading on a post-reverse split basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option data) have been retroactively adjusted for all periods presented to reflect this reverse split.

At the time of the reverse stock split, the number of authorized shares of preferred stock was not similarly reduced. We intended the reverse stock split to reduce the authorized number of shares of preferred stock. Accordingly, effective June 19, 2008, we reduced the number of authorized shares of preferred stock from 200 million shares to 20 million shares. Of the resulting 20 million authorized shares of preferred stock, 19.5 million shares are blank check preferred stock, the terms and conditions of which our board of directors may designate. Our board of directors previously designated the remaining 0.5 million shares of preferred stock as series B preferred stock pursuant to a certificate of designation of rights, preferences and privileges on April 11, 2007. As of December 31, 2008, no shares of preferred stock were issued or outstanding.

In June 2006, our stockholders approved a repricing of certain outstanding options under our existing equity incentive plans. Options with an exercise price per share greater than or equal to $13.00 were eligible for the repricing. We implemented the repricing through an exchange program under which eligible participants were offered the opportunity to exchange their eligible options for new options to purchase shares. Each new option had substantially the same terms and conditions as the eligible options cancelled except as follows:

●
The exercise price per share of each replacement option granted in the exchange offer was $14.46, the average of the closing prices of our common stock as reported by the American Stock Exchange and the NASDAQ Global Market, as applicable, for the 15 consecutive trading days ending immediately prior to the grant date of the replacement options;

●	For all eligible options with an exercise price per share greater than or equal to $20.00, the exchange ratio was one-for-two; and

●	Each new option had a three-year vesting period, vesting in equal monthly installments over three years, so long as the grantee continued to be a full-time employee and a 10-year term.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term Investments in Marketable Securities

Short-term investments primarily consist of high credit quality corporate debt securities, U.S. Treasury bills and commercial paper. All of our investments have original maturities greater than 90 days but less than one year. All short-term investments are classified as available for sale and reported at fair value. Due to the short-term nature of our investments in marketable securities, we do not believe that we have any material exposure to market risk changes in interest rates. We estimate that a change in the effective yield of 100 basis points would change our interest income by $0.1 million per year.

Auction Rate Securities and ARS Rights

Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. They have historically traded at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Due to the uncertainty as to when the auction rate securities markets will improve, we have classified our auction rate securities as non-current investments as of December 31, 2008, versus short-term investments as of December 31, 2007. Our accompanying consolidated statement of operations for the year ended December 31, 2008 also includes a net reduction in fair value of $0.8 million related to these investments. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

In October 2008, we received and subsequently accepted an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider ($7.2 million) at anytime during a two-year period beginning June 30, 2010. As described in note 6, we recorded the ARS Rights as a free standing asset separate from the auction rate securities. In conjunction with our acceptance of the ARS Rights, we elected to measure the ARS Rights at fair value under SFAS No. 159. Also, in conjunction with our acceptance of the ARS Rights, we changed the investment classification of our auction rate securities to trading from available for sale. We expect that future changes in the fair value of the ARS Rights will approximate fair value movements in the related auction rate securities.

As of December 31, 2008, the estimated fair values of our auction rate securities and the ARS Rights were $6.4 million and $0.6 million, respectively. We estimate that a change in the effective yield of 100 basis points in the auction rate securities and ARS Rights would change our interest income by $0.1 million per year.

Other Investments

We have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity-method and to date we have recognized $3.1 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services offered by Internap Japan has not been proven and may never materialize.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of December 31, 2008, our long-term debt consisted of a Revolving Credit Facility of $20.0 million with an interest rate of 3.0% and is based on our bank’s prime rate less a 0.25% margin. The principal amount of $20.0 million is due September 14, 2011. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently paid $19.8 million on the Revolving Credit Facility in January 2009 and plan to borrow on the Revolving Credit Facility from time-to-time particularly if we consider it economically favorable to do so.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers primarily in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our accompanying consolidated financial statements, financial statement schedule and the report of our independent registered public accounting firm appear in Part IV of this Form 10-K. Our report on internal controls over financial reporting appear in Item 9A of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by nature, can provide only reasonable assurance regarding management’s control objectives. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or collusion. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, we can offer no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and may not be detected.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance.

Report of Management on Internal Control Over Financial Reporting

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, the only changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting are discussed below. These changes include enhancing our existing controls for the analysis of requests for sales adjustments, which include but are not limited to, the following additional processes and controls:

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

The portal provides management with a more complete repository of customer issues for assessing sales credits’ impact on revenues. Since the second quarter of 2008, designated management has met weekly to review and analyze the information collected by the portal, along with other sources of related information, to resolve all customer disputes and requests for credits. The results of these weekly meetings assist finance personnel in determining appropriate accounting estimates by providing more timely and pertinent information. In addition, we continued to develop an automated process to monitor customer usage patterns as a means to better manage customer billing disputes. In the fourth quarter of 2008, we completed our testing of these processes and controls, concluding that we have remediated the material weakness in our analysis of requests for sales adjustments.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers will be included in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, and is incorporated in this Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions, “Executive Officers and Compensation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, hereby is incorporated in this Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year covered by this report, is hereby incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of the report:

(1)	Consolidated Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

(2)	Financial Statement Schedule.

The following financial statement schedule of the Company and its subsidiaries is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2008	S-1

(3)	Index to Exhibits.

Exhibit
Number	Description
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

3.3
Certificate of Amendment of Certificate of Incorporation of the Company dated June 19, 2008 (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

3.5
Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated by reference herein to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on April 13, 2007).

4.1
Rights Agreement, dated as of April 11, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 13, 2007).

10.1	Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan.* +

10.2	Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan.* +

10.3	First Amendment to the Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan.* +

10.4
Internap Network Services Corporation 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.5	Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers.* +

10.6
Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.7
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

10.9	Internap Network Services Corporation 2002 Stock Compensation Plan.* +

10.10	Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan.* +

10.11
Form of Employee Confidentiality, Nonraiding and Noncompetition Agreement used between Company and its Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.12	Amended and Restated 2005 Incentive Stock Plan, dated March 15, 2006 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed May 8, 2008).+

10.13
Employment Agreement dated as of July 10, 2007 between the Company and James DeBlasio (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2007).+

10.14
First Amendment to Employment Agreement between James P. DeBlasio and the Company dated November 14, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 19, 2007).+

10.15
Amended and Restated 2004 Internap Network Services Corporation Employee Stock Purchase Plan, dated January 11, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006).+

10.16
Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006).+

10.17
Form of Stock Option Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006).+

10.18
VitalStream Holdings, Inc. 2001 Stock Incentive Plan (Third Amended and Restated) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-141245 , filed on March 13, 2007).+

10.19
General Release Agreement dated as of April 9, 2008 between the Company and Vincent Molinaro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2008).+

10.20	2007 Executive Bonus Award Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007).+

10.21	Amendment to the 2007 Executive Bonus Award Incentive Plan (incorporated herein by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed on November 19, 2007).+

10.22	2008 Executive Bonus Award Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008).+

10.23	2008 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 24, 2008).+

10.24
Credit Agreement dated as of September 14, 2007 by and among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2007).

10.25
Pledge and Security Agreement dated as of September 14, 2007 among the Company, and certain of its Subsidiaries party thereto from time to time, as Grantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2007).

10.26
Intellectual Property Security Agreement dated as of September 14, 2007 among the Company, and certain of its Subsidiaries party thereto from time to time, as Grantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2007).

10.27
Amendment No. 1 to Credit Agreement entered into as of May 14, 2008 by and among Bank of America, N.A. as Administrative Agent, Swing Line Lender, L/C Issuer and sole Lender, the Company and the Subsidiaries of the Company party thereto as Guarantors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 16, 2008).

10.28
Amendment No. 2 dated September 30, 2008 to Credit Agreement, dated as of September 14, 2007, by and among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 6, 2008).

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

10.31
Joinder Agreement to the Employment Security Plan executed by Vince Molinaro (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on November 19, 2007).+

10.32
Joinder Agreement to the Employment Security Plan executed by George E. Kilguss (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2008).+

10.33	Joinder Agreement to the Employment Security Plan executed by Tim Sullivan. +

10.34	Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2009).+

10.35	Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 2, 2009).+

10.36	Agreement between the Company and James P. DeBlasio, dated January 29, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 2, 2009). +

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-K, filed on March 31, 2008).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed James P. DeBlasio, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by James P. DeBlasio, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by George Kilguss, III, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 12, 2009
	By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James P. DeBlasio
James P. DeBlasio	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ George E. Kilguss, III
George E. Kilguss, III	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 12, 2009

/s/ Eugene Eidenberg
Eugene Eidenberg	Non-Executive Chairman and Director	March 12, 2009

/s/ Charles B. Coe
Charles B. Coe	Director	March 12, 2009

/s/ William J. Harding
William J. Harding	Director	March 12, 2009

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	March 12, 2009

/s/ Kevin L. Ober
Kevin L. Ober	Director	March 12, 2009

/s/ Gary Pfeiffer
Gary Pfeiffer	Director	March 12, 2009

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Director	March 12, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Network Services Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Internap Network Services Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2008 the Company changed the manner in which it measures fair value of financial assets and liabilities in accordance with SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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
Atlanta, Georgia
March 12, 2009

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Internet protocol (IP) services	$123,268	$122,205	$112,250
Data center services	109,679	83,632	56,548
Content delivery network (CDN) services	21,042	17,806	—
Other	—	10,447	12,577

Total revenues	253,989	234,090	181,375
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
IP services	45,782	43,925	40,723
Data center services	82,009	59,439	46,474
CDN services	8,086	6,594	—
Other	—	8,436	10,141
Direct costs of amortization of acquired technologies	6,649	4,165	516
Direct costs of customer support	16,217	16,547	11,566
Product development	8,477	6,564	4,475
Sales and marketing	30,888	31,533	27,173
General and administrative	30,675	30,251	21,556
Provision for doubtful accounts	5,083	2,261	548
Depreciation and amortization	23,865	22,242	15,856
Goodwill impairment	99,700	—	—
Restructuring and other impairments	1,741	11,349	323
Acquired in-process research and development	—	450	—
Gain on disposals of property and equipment	(16)	(5)	(113)
Other	—	50	—

Total operating costs and expenses	359,156	243,801	179,238

(Loss) income from operations	(105,167)	(9,711)	2,137

Non-operating (income) expense:
Interest income	(1,884)	(3,228)	(2,305)
Interest expense	1,251	1,150	883
Write-off of investment	—	1,178	—
Other, net	388	(37)	(129)

Total non-operating (income) expense	(245)	(937)	(1,551)

(Loss) income before income taxes and equity in earnings of equity-method investment	(104,922)	(8,774)	3,688
Provision (benefit) for income taxes	174	(3,080)	145
Equity in earnings of equity-method investment, net of taxes	(283)	(139)	(114)

Net (loss) income	$(104,813)	$(5,555)	$3,657

Net (loss) income per share:
Basic	$(2.13)	$(0.12)	$0.11
Diluted	$(2.13)	$(0.12)	$0.10
Weighted average shares used in per share calculations:
Basic	49,238	46,942	34,748
Diluted	49,238	46,942	35,739

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$46,870	$52,030
Short-term investments in marketable securities	7,199	19,569
Accounts receivable, net of allowance for doubtful accounts of $2,777 and $2,351, respectively	28,634	36,429
Inventory	381	304
Prepaid expenses and other assets	10,866	8,464
Deferred tax asset, current portion	1	479

Total current assets	93,951	117,275

Property and equipment, net	97,350	65,491
Investments and other related assets, $7,027 and $0, respectively measured at fair value	8,650	1,138
Intangible assets, net	33,942	43,008
Goodwill	90,977	190,677
Restricted cash	—	4,120
Deposits and other assets	2,763	2,287
Deferred tax asset, non-current	2,450	3,014

Total assets	$330,083	$427,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, current portion	$—	$2,413
Accounts payable	19,642	19,624
Accrued liabilities	8,756	10,159
Deferred revenues, current portion	3,710	4,807
Capital lease obligations, current portion	274	805
Restructuring liability, current portion	2,800	2,396
Other current liabilities	116	108

Total current liabilities	35,298	40,312

Note payable, less current portion	20,000	17,354
Deferred revenues, less current portion	2,248	2,275
Capital lease obligations, less current portion	3,244	452
Restructuring liability, less current portion	6,222	7,697
Deferred rent	14,114	11,011
Deferred tax liability	—	398
Other long-term liabilities	762	878

Total liabilities	81,888	80,377

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,224 and 49,759 shares outstanding at December 31, 2008 and 2007, respectively	50	50
Additional paid-in capital	1,216,267	1,208,191
Treasury stock, at cost, 83 shares at December 31, 2008	(370)	—
Accumulated deficit	(966,823)	(862,010)
Accumulated items of other comprehensive income	(929)	402

Total stockholders’ equity	248,195	346,633

Total liabilities and stockholders’ equity	$330,083	$427,010

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
For the Three Years Ended December 31, 2008
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	34,168	$34	$970,221	$—	$(420)	$(860,112)	$5	$109,728
Net income	—	—	—	—	—	3,657	—	3,657
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	80	80
Foreign currency translation adjustment	—	—	—	—	—	—	235	235
Total comprehensive income								3,972
Reclassification of deferred stock compensation resulting from implementation of SFAS No. 123R	—	—	(420)	—	420	—	—	—
Stock compensation plans activity and stock-based compensation expense	1,154	2	9,015	—	—	—	—	9,017
Exercise of warrants	551	—	3,808	—	—	—	—	3,808

Balance, December 31, 2006	35,873	36	982,624	—	—	(856,455)	320	126,525
Net loss	—	—	—	—	—	(5,555)	—	(5,555)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	(25)	(25)
Foreign currency translation adjustment	—	—	—	—	—	—	107	107
Total comprehensive loss								(5,473)
Stock issued in connection with VitalStream acquisition	12,206	12	208,281	—	—	—	—	208,293
Stock compensation plans activity and stock-based compensation expense	1,680	2	17,286	—	—	—	—	17,288

Balance, December 31, 2007	49,759	50	1,208,191	—	—	(862,010)	402	346,633
Net loss	—	—	—	—	—	(104,813)	—	(104,813)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,302)	(1,302)
Total comprehensive loss								(106,144)
Stock compensation plans activity and stock-based compensation expense	465	—	8,076	(370)	—	—	—	7,706

Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$—	$(966,823)	$(929)	$248,195

See note 2 for information on effect of one-for-10 reverse stock split in July 2006.

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(104,813)	$(5,555)	$3,657
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,663	26,407	16,372
Gain on disposal of property and equipment, net	(16)	(5)	(113)
Goodwill and other intangible asset impairments	102,336	2,454	319
Acquired in-process research and development	—	450	—
Stock-based compensation expense	7,499	8,681	5,942
Write-off of investment	—	1,178	—
Equity in earnings from equity-method investment	(283)	(139)	(114)
Provision for doubtful accounts	5,083	2,261	548
Non-cash changes in deferred rent	3,102	(421)	2,247
Deferred income taxes	644	(3,095)	—
Other, net	(477)	(150)	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	2,424	(15,825)	(1,702)
Inventory, prepaid expenses, deposits and other assets	(2,919)	(2,182)	(1,778)
Accounts payable	18	7,920	3,010
Accrued and other liabilities	(1,404)	(2,466)	1,422
Deferred revenue	(836)	2,704	1,070
Accrued restructuring liability	(1,070)	5,309	(1,493)

Net cash flows provided by operating activities	37,951	27,526	29,387

Cash flows from investing activities:
Purchases of investments in marketable securities	(21,422)	(38,508)	(17,427)
Maturities and sales of investments in marketable securities	26,591	32,395	20,277
Purchases of property and equipment	(51,154)	(30,271)	(13,382)
Proceeds from disposal of property and equipment	175	5	133
Cash received from acquisition, net of costs incurred for the transaction	—	3,203	—
Change in restricted cash, excluding effects of acquisition	4,120	(3,217)	—

Net cash flows used in investing activities	(41,690)	(36,393)	(10,399)

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Proceeds from notes payable, net of discount	20,000	19,742	—
Principal payments on notes payable	(20,000)	(11,318)	(4,375)
Payments on capital lease obligations	(807)	(1,617)	(538)
Debt issuance costs	(14)	(65)	—
Stock-based compensation plans	108	8,582	3,031
Proceeds from exercise of warrants	—	—	3,808
Other, net	(108)	(84)	31

Net cash flows (used in) provided by financing activities	(821)	15,240	1,957

Effect of exchange rates on cash and cash equivalents	(600)	66	212

Net (decrease) increase in cash and cash equivalents	(5,160)	6,439	21,157
Cash and cash equivalents at beginning of period	52,030	45,591	24,434

Cash and cash equivalents at end of period	$46,870	$52,030	$45,591

Supplemental disclosure of cash flow information:
Common stock issued and stock options assumed in VitalStream acquisition	$—	$208,293	$—
Cash paid for interest, net of amounts capitalized	1,403	1,152	793
Cash paid for income taxes	361	103	149
Non-cash acquisition of property and equipment	3,069	148	162
Capitalized stock-based compensation	97	25	44

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“Internap,” “we,” “us,” “our,” or the “Company”) delivers high performance and reliable Internet solutions through a suite of network optimization and delivery products and services. These solutions and our technical support enable companies to migrate business-critical applications, including audio and video streaming and monetization services, to the Internet. Our suite of products and services support a broad range of Internet applications. We serve both domestic and international customers in the entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology. Our product and service offerings are complemented by Internet Protocol, or IP, access solutions such as colocation and data center services, content delivery networks, or CDN, and managed security. We deliver services through our 64 service points across North America, Europe, Asia, India and Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to multiple major Internet backbones, also referred to as network service providers or NSPs, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc. We operate in three business segments: IP services, data center services and CDN services. Prior to February 2007, we operated as a single business segment.

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks are described in “Risk Factors” in this Form 10-K.

Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2005. For the year ended December 31, 2006, we recognized net income in each quarter. For the years ended December 31, 2008 and 2007, we recognized net losses of $104.8 million and $5.6 million, respectively. At December 31, 2008, our accumulated deficit was $966.8 million. However, for the years ended December 31, 2008, 2007 and 2006, we generated net cash flows from operating activities of $38.0 million, $27.5 million and $29.4 million, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, cost-basis investments, auction rate securities, goodwill and intangible assets, accruals, stock-based compensation, income taxes, restructuring costs, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents. We invest our cash and cash equivalents with major financial institutions and may at times exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to cash and cash equivalents.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

Restricted cash represented time deposits used to secure letters of credit on certain of our real estate leases and a capital lease for equipment in 2007. The letters of credit for the real estate leases were secured by our former credit agreement with Silicon Valley Bank and were in the process of being secured under the original Credit Agreement executed in 2007. We assumed the letter of credit securing the capital lease for equipment in the VitalStream acquisition. As of December 31, 2008, we had no restricted cash, as these letters of credit were secured by our Amended Credit Agreement, which is defined and described below in note 11.

Investments in Marketable Securities

We determine the appropriate classification of all marketable securities at the time of purchase, and re-evaluate such classification as of each reporting period. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive (loss) income, a component of stockholders’equity in our accompanying consolidated balance sheets. We also review available-for-sale securities each reporting period for declines in value that we consider to be other-than-temporary and, if appropriate, write down the securities to their estimated fair value. Any declines in value judged to be other-than-temporary on available-for-sale securities are included in “Non-operating (income) expense” in the accompanying consolidated statements of operations. Trading securities are carried at fair value with all changes in fair value reported in “Non-operating (income) expense” in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. At December 31, 2008, the fair value of our short-term investments in marketable securities was $7.2 million, all designated as available for sale, and the fair value of our non-current investments in marketable securities was $6.4 million, all designated as trading. At December 31, 2007, we had $19.6 million of investments in marketable securities, all of which were classified as short-term and designated as available for sale. See note 5 for further discussion of our investments.

Other Investments

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as minority interest protections, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2008, Internap Japan Co. Ltd., or Internap Japan, our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, or NTT Holdings, qualifies for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the consolidated balance sheets as a component of non-current investments and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our consolidated statement of operations.

We account for investments without readily determinable fair values at historical cost, as determined by our initial investment. We periodically review the recorded value of cost basis investments to determine the propriety of the recorded basis. When a decline in the value that is judged to be other-than-temporary has occurred based on available data, we reduce the cost basis and record an investment loss. At December 31, 2008, we had no investments accounted for under the cost method.

We incurred a charge during the three months ended June 30, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. See note 5 for further discussion of this investment and the recorded loss.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value and provides guidance for using fair value to measure assets and liabilities. In accordance with SFAS No. 157 and Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, we adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until the first quarter of 2009. SFAS No. 157 is applicable whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including cash equivalents and marketable securities, continue to be valued at fair value on a recurring basis.

SFAS No. 157 introduced new disclosures about how we value certain assets. Much of the disclosure focuses on the inputs used to measure fair value, particularly in instances in which the measurement uses significant unobservable inputs. The fair value estimates presented in this report reflect the information available to us as of December 31, 2008. See note 6 for further discussion of the fair value of our financial instruments.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. The fair value of our debt approximates the carrying value due to the nature of our credit facility.

We elected to record rights, or ARS Rights, from one of our investment providers at fair value. The ARS Rights are more fully described in note 5. Recording the ARS Rights at fair value enables us to match changes in the fair value of the ARS Rights to changes in the fair value of the associated auction rate securities.

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. We currently invest the majority of our cash and cash equivalents in money market funds. We also have invested, in accordance with our formal investment policy, in high credit quality corporate debt securities, U.S. Treasury bills and commercial paper. Our investments in marketable securities also include auction rate securities whose underlying assets are state-issued student and educational loans which are substantially backed by the federal government. Under our current investment policy, new or additional auction rate securities are not eligible investment instruments, but we will hold our existing auction rate securities until liquidity returns or we exercise our ARS Rights, as discussed below. As of December 31, 2008 and 2007, our investments in auction rate securities having a par value of $7.2 million had carrying values of $6.4 million and $7.2 million, respectively. The carrying amount at December 31, 2008 includes a reduction in fair value of $0.8 million. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading. During 2008, we classified our auction rate securities as non-current investments on our accompanying consolidated balance sheet versus short-term investments as of December 31, 2007.  This change in classification was initially due to the uncertainty as to when the auction rate securities markets would improve. As described in note 5, in October 2008, we received and subsequently accepted rights, or ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider ($7.2 million) at any time during a two-year period beginning June 30, 2010. The fair value and carrying value of the ARS Rights was $0.6 million as of December 31, 2008.

Inventory

We carry inventory at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the assembly of our Flow Control Platform, or FCP, solutions.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease term. Estimated useful lives used for network equipment are generally three years; furniture, equipment and software are three to seven years; and leasehold improvements are seven years or over the lease term, depending on the nature of the improvement, but in no event beyond the expected lease term. The duration of lease obligations and commitments range from 24 months for certain networking equipment to 240 months for certain facility leases. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

Leases and Leasehold Improvements

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, the assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. The assets are amortized over the shorter of the lease term or the estimated useful life. For leases determined to be operating leases, lease expense is recorded on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when the Company controls the leased property, which is typically before lease payments begin under the terms of the lease. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs of Computer Software Development

We capitalize certain direct costs incurred developing internal use software. We capitalized $1.4 million, $1.6 million and $0.9 million in internal software development costs for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2007, we impaired $1.1 million of software development costs capitalized prior to December 31, 2006 related to the implementation of a billing and order entry system initiated during 2004. Subsequent to our acquisition of VitalStream, we determined that we would utilize our legacy billing system and abandon the former project because (1) the developer of our financial software purchased the developer of our legacy billing system, and (2) the legacy billing system would be more flexible in integrating the VitalStream business. During the year ended December 31, 2006, we impaired $0.3 million of software development costs related to the implementation of our financial system software also initiated during 2004. Amortization expense on internally developed software commences when the software project is ready for its intended use.

As of December 31, 2008 and 2007, the balance of unamortized software costs was $3.8 million and $2.7 million, respectively, and for the years ended December 31, 2008 and 2007, amortization expense was $0.4 million and $0.2 million, respectively. The software was not ready for its intended use and had not been placed in service as of December 31, 2006; therefore, no amortization expense was recorded for the year ended December 31, 2006.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flows from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair values would be reduced by the cost of disposal. Losses due to impairment of long-lived assets are charged to operations during the period in which the impairment is identified.

Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year, following our annual strategic planning cycle. Our assessment of goodwill for impairment includes comparing the fair value to the net book value of each of our four reporting units. Our IP services operating segment is comprised of two reporting units: services and products. Our data center center services and CDN services operating segments each represent a single reporting unit; however, the data center services segment does not have any recorded goodwill.

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

As a result of our August 1, 2008 assessment, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. The goodwill impairment charge is presented separately in the accompanying statement of operations for the year ended December 31, 2008. The goodwill impairment is primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values. The declines in CDN services revenues and operating results compared to projections are attributable to integration and reliability issues in the acquired network and have now been resolved, a strategic shift to larger, higher credit quality customers and more recently, a highly-competitive market environment for CDN services that is driving lower pricing. Changes in market factors include lower market multiples across the CDN services industry from when we completed the acquisition of VitalStream and our own now-lower market capitalization. The culmination of these factors leading to our impairment of goodwill did not occur until the three months ended September 30, 2008. The impairment charge does not have any impact on our current cash balance or result in violation of any covenants of our debt instruments.

We also assessed the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that no such triggering events have occurred that would cause us to re-assess goodwill for impairment subsequent to August 1, 2008.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, including developed technologies and patents, have finite lives and we have recorded these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to seven years for developed technologies and 15 years for patents.

In conjunction with our review of our long-term financial outlook, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets acquired in the VitalStream acquisition. The analysis and re-assessment of other identifiable intangible assets recorded in the VitalStream acquisition resulted in:

●	An impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus,
●	An impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name, and
●
a change in our estimates that resulted in acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life (four remaining years instead of the original estimated useful life of nine years) due to customer churn resulting in higher than expected attrition as of the acquisition date.

The impairment analysis of goodwill is based on estimated fair values. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in an additional non-cash impairment charge in the future.

Accruals for Disputed Telecommunication Costs and Other Accrued Liabilities

In delivering our services, we rely on a number of Internet network, telecommunication, utilities and other vendors. We work directly with these vendors to establish, modify or discontinue services for our customers. Because of the volume of activity, billing disputes inevitably arise, and it is often necessary to estimate certain costs of providing services to our customers given that we may not receive invoices on a timely basis or due to the complexity surrounding such costs. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. For potential billing errors made in the vendor’s favor, for example a duplicate billing, we initiate a formal dispute with the vendor and record the related cost and liability up to 100% of the disputed amount, depending on our assessment of the likely outcome of the dispute. Conversely, for billing errors in our favor, such as the vendor’s failure to invoice us for new service, we record an estimate based on the full amount that we should have been invoiced. If an estimate is necessary, we record the related cost and liability based on all available facts and circumstances, including but not limited to historical trends, related usage, forecasts and quotes.

We research all disputed costs with vendors on an ongoing basis until ultimately resolved. We periodically review and modify estimates in light of new information or developments, if any. We recognize any resolved disputes that will result in a credit over the disputed amounts in the appropriate month when the resolution has been determined. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our consolidated financial condition, results of operations and cash flows.

Restructuring Liability

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding restructuring costs include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. A 10% change in our restructuring estimates in a future period, compared to the $9.0 million restructuring liability at December 31, 2008, would result in a $0.9 million expense or benefit in the statement of operations during the period in which the change in estimate occurred. If we do not find a sublease tenant for one of our more significant restructured locations by the end of the second quarter of 2010 or if we do not obtain a certain rate per square foot for the available space, we will need to take an additional charge in our statement of operations that may be material. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

Taxes

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure the tax assets and liabilities measured using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value. We may realize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of the Company or certain of our foreign subsidiaries.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We accrue liabilities for uncertain tax positions and, as of December 31, 2008 and 2007, we recognized associated liabilities of $0 and $0.9 million, respectively that were netted on the balance sheet with U.K. deferred tax assets. We have recorded nominal interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of December 31, 2008 and 2007, we had no accrued interest or penalties related to uncertain tax positions, as a result of substantial U.K. net operating loss carryforwards.

We account for telecommunication, sales and other similar taxes on a net basis in general and administrative expense.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize the expense over the employees’ requisite service period, generally the vesting period of the award. For performance-based awards, we periodically assess whether the performance conditions are probable of being met and record compensation expense based on this assessment of probability.We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When we elect to pay certain bonuses in shares of stock, the total amount to be paid is determined similarly to cash bonuses and the number of shares to be granted is determined based on the fair value of our stock at the date of grant.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). We apply the “with and without” approach for utilization of tax attributes upon realization of net operating losses in the future. This method allocates stock compensation benefits last among other tax benefits recognized. In addition, we apply the “direct only” method of calculating the amount of windfalls or shortfalls.

Treasury Stock

As permitted by our stock-based compensation plans, we acquire, from time-to-time, shares of treasury stock as payment of taxes due from employees for stock-based compensation. During 2006, shares of treasury stock were acquired as payment of taxes and subsequently reissued as part of our stock-based compensation plans. Shares of treasury stock acquired in 2008 will also be subsequently reissued as part of our stock-based compensation plans. When we reissue the shares, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital. We did not acquire shares of treasury stock during 2007.

Reverse Stock Split

On July 10, 2006, we implemented a one-for-10 reverse stock split on our common stock and amended our Certificate of Incorporation to reduce our authorized shares of common stock from 600 million to 60 million. We began trading on a post reverse split basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option data) have been retroactively adjusted for all periods presented to reflect this reverse split.

Revenue Recognition

The majority of our revenues are derived from high performance IP services, related data center services, CDN services and other ancillary products and services throughout the United States. We derive our IP services revenues from the sale of high performance Internet connectivity services at fixed rates or usage-based pricing to our customers that desire a DS-3 or faster connection. We provide slower T-1 and fractional DS-3 connections at fixed rates. Data center revenues include both physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security. Data center revenues are based on occupied square feet and both allocated and variable-based usage. CDN services revenues include three components: (1) data storage; (2) streaming/delivery and (3) a user interface/reporting tool. We provide the CDN service components via internally developed and acquired technology that resides on our network. CDN services revenues are based on either fixed rates or usage-based pricing. All of the foregoing revenue arrangements have contractual terms and, in many instances, include minimum usage commitments and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that both parties have signed an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage. We record the installation fees as deferred revenue and recognize as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after both parties have signed an enforceable contract, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured. Other ancillary products and services include our FCP product, server management and installation, virtual private networking, managed security, data backup, remote storage and restoration.

We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Because the software component of our FCP product is more than incidental to the product as a whole, we recognize associated FCP revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also enter into multiple-element arrangements or bundled services, such as combining IP services with data center and/or CDN services. When we enter into such arrangements, we account for each element separately over its respective service period or at the time of delivery, provided that there is objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

Deferred revenue consists of revenues for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was two to three years during the three-year period ended December 31, 2008. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs. We amortize deferred post-contract customer support associated with sales of our FCP product and similar products ratably over the contract period, which is generally one year.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of service revenue is uncertain, we do not recognize revenue until collection is probable. Additionally, we maintain allowances for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon specific and general customer information, which also includes estimates based on our best understanding of our customers’ ability to pay and their payment status. Customers’ ability to pay takes into consideration payment history, legal status (i.e., bankruptcy) and the status of services we are providing. We assess the payment status of customers by reference to the terms under which services or goods are provided, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts.

We record an amount for service level agreements and other sales adjustments, which reduces net accounts receivable and revenues. Adjustments for service level agreements are identified within the billing period and revenues are reduced accordingly.The amount for sales adjustments is based upon specific customer information, including outstanding promotional credits, customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers deteriorates, or if we become aware of new information impacting a customer’s credit risk, we may make additional adjustments.

Research and Product Development Costs

Product development costs are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs, which we include in product development cost and expense as incurred, primarily consist of compensation related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies. Research and development costs were $5.0 million, $3.1 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. We also expense as incurred those costs that do not qualify for capitalization as software development costs.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $1.3 million, $1.2 million and $1.3 million, respectively.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net (Loss) Income Per Share

We compute basic and diluted net (loss) income per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net (loss) income per share using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants and unvested restricted stock using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and windfall tax benefits, if any, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net (loss) income per share if their effect is anti-dilutive.

Basic and diluted net (loss) income per share for the years ended December 31, 2008, 2007 and 2006 is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net (loss) income	$(104,813)	$(5,555)	$3,657

Weighted average shares outstanding, basic	49,238	46,942	34,748
Effect of dilutive securities:
Stock compensation plans	—	—	984
Warrants	—	—	7
Weighted average shares outstanding, diluted	49,238	46,942	35,739

Net (loss) income per share:
Basic	$(2.13)	$(0.12)	$0.11
Diluted	$(2.13)	$(0.12)	$0.10

Anti-dilutive securities not included in diluted net (loss) income per share calculation:
Stock compensation plans	3,651	3,860	1,408
Warrants to purchase common stock	—	34	—

	3,651	3,894	1,408

Reclassifications

Beginning in 2008, we classified all revenues and direct costs of network, sales and services previously reported in other, non-segmented results, except for third party CDN services, in the most closely-related business segments to provide a more accurate view of the results of operations of the business segments. Financial information for 2007 and 2006 has also been reclassified to conform to the current period presentation. None of the reclassifications had any effect on previously reported total revenues, total direct costs of network, sales and services, exclusive of depreciation and amortization or net (loss) income.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of these reclassifications on revenues and direct costs of network, sales and services is shown below (in thousands):

	IP Services	Data Center Services	CDN Services	Other	Total
Year ended December 31, 2007:
Revenues:
Previously reported	$119,848	$83,058	$17,718	$13,466	$234,090
Reclassification of termination fees and professional and reseller products and services	2,357	574	88	(3,019)	—
Revised	$122,205	$83,632	$17,806	$10,447	$234,090

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$43,681	$59,439	$6,584	$8,690	$118,394
Reclassification of professional and reseller products and services	244	—	10	(254)	—
Revised	$43,925	$59,439	$6,594	$8,436	$118,394

Year ended December 31, 2006:
Revenues:
Previously reported	$109,748	$56,152	$—	$15,475	$181,375
Reclassification of termination fees and professional and reseller products and services	2,502	396	—	(2,898)	—
Revised	$112,250	$56,548	$—	$12,577	$181,375

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Previously reported	$39,744	$46,474	$—	$11,120	$97,338
Reclassification of professional and reseller products and services	979	—	—	(979)	—
Revised	$40,723	$46,474	$—	$10,141	$97,338

Segment Information

We use the management approach for determining which, if any, of our services and products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As a result of our acquisition of VitalStream Holdings, Inc., as discussed in note 3, and the information presented to executive management, we classified our operations into three reportable business segments: IP services, data center services and CDN services. We have presented the corresponding items of segment information for the year ended December 31, 2006.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. In February 2008, the FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which provides supplemental guidance on the application of SFAS No. 157, and Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on at least an annual basis until 2009. In accordance with Staff Position 157-2, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the financial statements as of December 31, 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of assets and liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Some of the key principles illustrated include:

●
determining fair value in a dislocated market depends on facts and circumstances, and may require the use of significant judgment about whether individual market transactions are forced liquidations or distressed sales and therefore poor indicators of fair value;

●	when relevant observable market data is not available, the use of assumptions about future cash flows and discount rates may be appropriate in determining fair value; and

●	the value of broker quotes in determining fair value depends on facts and circumstances, particularly when an active market does not exist.

Staff Position FAS 157-3 was effective immediately, including with respect to prior periods for which financial statements have not been issued. We have consistently used the methodology described in this Staff Position in calculating the fair value of our auction rate securities throughout 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective as of the beginning of a fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations and cash flows since we elected to apply the fair value option only for our ARS Rights. See note 6 for discussion of the fair value election of our ARS Rights.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. This pronouncement replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and there are also implications for acquisitions that occur prior to this date. We do not expect that the adoption of SFAS No. 141R will have an immediate material impact on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets. Staff Position FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of Staff Position FAS 142-3 to have a material impact on our financial position, results of operations and cash flows.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Staff Position No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. For the quarter ended March 31, 2009, upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this Staff Position. We do not expect this Staff Position to have a material impact on our calculation of earnings per share.

In November 2008, the FASB issued EITF 08-6, Equity Method Investment Accounting Considerations. The goal of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This issue is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of EITF 08-6 to have a material impact on our financial position, results of operations and cash flows.

3.	BUSINESS COMBINATION

On February 20, 2007, we completed the acquisition of VitalStream Holdings, Inc., or VitalStream, for approximately $214.0 million, whereby VitalStream became our wholly-owned subsidiary. The acquisition allows us to provide products and services for storing and delivering digital media to large audiences over the Internet. The acquisition also enhances our position as a leading provider of high performance route control products and services by adding complementary service offerings in the rapidly growing content delivery markets. We accounted for the transaction using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Our results of operations include the activities of VitalStream from February 21, 2007.

Purchase Price

We recorded assets acquired and liabilities assumed at their fair values as of February 20, 2007. The total $214.0 million purchase price is comprised of the following (in thousands):

Value of Internap stock issued	$197,272
Fair value of stock options assumed	11,021
Direct transaction costs	5,729
Total purchase price	$214,022

As a result of the acquisition, we issued approximately 12.2 million shares of our common stock based on an exchange ratio of 0.5132 shares of our common stock for each outstanding share of VitalStream common stock as of February 20, 2007. This fixed exchange ratio gave effect to the one-for-10 reverse stock split we implemented on July 11, 2006 and the one-for-four reverse stock split VitalStream implemented on April 4, 2006. The average market price per share of our common stock of $16.16 was based on an average of the closing prices for a range of trading days from October 10, 2006 through October 16, 2006, which range spanned the announcement date of the transaction on October 12, 2006.

Under the terms of the merger agreement, each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase our common stock and we assumed that stock option in accordance with the terms of the applicable VitalStream stock option plan and terms of the stock option agreement. Based on VitalStream’s stock options outstanding at February 20, 2007, we converted options to purchase approximately 3.0 million shares of VitalStream common stock into options to purchase approximately 1.5 million shares of our common stock.

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

	Amount	Estimated Useful Life
Net tangible assets	$12,286	—
Identifiable intangible assets:
Developed technologies	36,000	8 years
Customer relationships	9,000	9 years
Trade name and other	1,500	3-6 years
Acquired in-process research and development	450	—
Goodwill (1)	154,786	—
Total estimated purchase price	$214,022
____________________
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

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Tangible Assets

We recorded VitalStream’s tangible assets and liabilities as of February 20, 2007 at their fair value. Net tangible assets included restricted and unrestricted cash of $9.8 million, accounts receivable of $3.2 million, property and equipment of $11.2 million, other assets of $2.2 million, loan and security agreement (including both term loans and an outstanding line of credit) and capital lease obligations of $6.1 million and accounts payable and other liabilities of $8.0 million. Subsequent to the acquisition of VitalStream, we paid off the term loans and line of credit assumed in the VitalStream acquisition.

Identifiable Intangible Assets

Developed technologies relate to products acquired in the VitalStream acquisition that have reached technological feasibility and include processes and trade secrets acquired or developed through design and development of products. Customer relationships represent contracts with existing customers. Trade name primarily relates to the VitalStream and other product names. We valued each of the identifiable intangible assets using various forms of the income approach, detailed financial projections and various assumptions, including, among others, the evolution of the existing technology platforms to future technology, expected net cash flows, customer attrition rates, tax rates and discount rates. Amortization of identifiable intangibles is on a straight-line basis over their respective useful lives. See note 8 for discussion of the impairment charge recorded during the year ended December 31, 2008 for developed technologies and trade names, as well as a change in estimated life of customer relationships.

In-Process Research and Development

As of the closing date, one project was in development that had not reached technological feasibility and therefore qualified as in-process research and development. The amount allocated to in-process research and development was charged to the statement of operations as of the date of acquisition.

Goodwill

Goodwill is the residual of the excess of fair value over the book value of the acquired entity’s net assets at the date of acquisition. Pursuant to the guidance in SFAS No. 141, an assembled workforce is not recognized apart from goodwill and therefore is embedded in goodwill. We acquired an assembled workforce in the VitalStream acquisition that we included as a component of goodwill. Another component of goodwill is the estimated fair value of the expected synergies and other benefits from combining the net assets and business of us and VitalStream. We expected significant synergies in this acquisition, including synergies in the sales channel, our network costs, general and administrative costs and capital expenditures. We allocated approximately $154.8 million to goodwill for the CDN services segment. In accordance with SFAS No. 142, we will not amortize goodwill but instead will test it for impairment at least annually, or more frequently if certain indicators are present. See note 8 for discussion of the goodwill impairment charge recorded during the year ended December 31, 2008. A total of $17.1 million of goodwill will be deductible for tax purposes.

Pro Forma Results (Unaudited)

VitalStream provided products and services for storing and delivering digital media to large audiences over the Internet and ad insertion and related advertising services to companies that stream digital media over the Internet. The acquisition enhanced our position as a leading provider of high performance route control products and services by adding complementary service offerings in the rapidly growing content delivery market. Integrating VitalStream’s digital media delivery platform into our portfolio of products and services enables us to provide customers with one of the most complete product lines in content delivery solutions, while supporting the significant long-term growth opportunities in the network services market.

The following unaudited pro forma consolidated financial information reflects the results of our operations for the year ended December 31, 2007 and 2006, as if the acquisition of VitalStream had occurred at the beginning of each period. Prior to the acquisition, VitalStream was a customer of ours, and for the years ended December 31, 2007 and 2006 we recognized revenues of $0.4 million and $0.2 million, respectively, from VitalStream which were excluded from pro forma revenues below. The related receivables were settled in the normal course of business. The pro forma results presented below are not necessarily indicative of what our operating results would have been had the acquisition actually taken place at the beginning of each period (in thousands, except per share amounts):

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2007	2006
Pro forma revenues	$236,418	$205,052
Pro forma net loss	(14,269)	(16,153)
Pro forma net loss per share, basic and diluted	(0.25)	(0.34)

4.	OPERATING SEGMENTS

We operate in three business segments: IP services, data center services and CDN services. IP services primarily include our high performance Internet connectivity as well as sales of our FCP products. Data center services primarily include physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security. CDN services primarily include data storage, streaming/delivery and a user interface/reporting tool. Other revenues and direct costs represent third party CDN services prior to the acquisition of VitalStream. The following tables show operating results for our reportable segments, along with reconciliations from segment gross profit to (loss) income before income taxes and equity in earnings of equity-method investment (in thousands):

	Year Ended December 31, 2008
	IP Services	Data Center Services	CDN Services	Other		Total
Revenues	$123,268	$109,679	$21,042		$—	$253,989
Direct costs of network, sales and services, exclusive of depreciation and amortization	45,782	82,009	8,086		—	135,877
Segment profit	$77,486	$27,670	$12,956	$		118,112
Other operating expenses						223,279
Loss from operations						(105,167)
Non-operating income						245
Loss before income taxes and equity in earnings of equity-method investment						$(104,922)

Direct costs of network, sales and services, exclusive of depreciation and amortization, includes an allocation of $1.1 million from the IP services segment to the CDN services segment based on the average cost of actual usage by the CDN segment for 2008.

	Year Ended December 31, 2007
	IP Services	Data Center Services	CDN Services	Other	Total
Revenues	$122,205	$83,632	$17,806	$10,447	$234,090
Direct costs of network, sales and services, exclusive of depreciation and amortization	43,925	59,439	6,594	8,436	118,394
Segment profit	$78,280	$24,193	$11,212	$2,011	115,696
Other operating expenses					125,407
Loss from operations					(9,711)
Non-operating income					937
Loss before income taxes and equity in earnings of equity-method investment					$(8,774)

Direct costs of network, sales and services, exclusive of depreciation and amortization, included an allocation of $0.9 million from the IP services segment to the CDN services segment based on the average cost of actual usage by the CDN segment for 2007.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2006
	IP Services	Data Center Services	CDN Services	Other	Total
Revenues	$112,250	$56,548	$—	$12,577	$181,375
Direct costs of network, sales and services, exclusive of depreciation and amortization	40,723	46,474	—	10,141	97,338
Segment profit	$71,527	$10,074	$—	$2,436	84,037
Other operating expenses					81,900
Income from operations					2,137
Non-operating income					1,551
Income before income taxes and equity in earnings of equity-method investment					$3,688

The following table includes selected segment financial information as of December 31, 2008 and 2007, related to goodwill and total assets (in thousands):

	IP Services	Data Center Services	CDN Services	Other	Total
December 31, 2008:
Goodwill	$36,314	$—	$54,663	$—	$90,977
Total assets	151,839	69,317	108,927	—	330,083

December 31, 2007:
Goodwill	$36,314	$—	$154,363	$—	$190,677
Total assets	148,697	64,498	211,469	2,346	427,010

As discussed in note 8, we recorded impairment charges in the CDN services segment of $99.7 million for goodwill and $2.6 million for other intangible assets.

Through December 31, 2008, neither revenues generated nor long-lived assets located outside the United States were significant (all less than 10%).

5.	INVESTMENTS

Investment in Marketable Securities

Pursuant to our formal investment policy, investments in marketable securities primarily consist of high credit quality corporate debt securities, U.S. Treasury bills and commercial paper. All short-term investments in marketable securities have original maturities greater than 90 days but less than one year, are designated as available for sale and are recorded at fair value with changes in fair value reflected in other comprehensive (loss) income, a component of stockholders’ equity in our accompanying consolidated balance sheets, unless the change in fair value is determined to be an other-than-temporary impairment. Our investments in marketable securities also include auction rate securities whose underlying assets are state-issued student and educational loans which are substantially backed by the federal government. Under our current investment policy, new or additional auction rate securities are not eligible instruments, but we will hold the existing auction rate securities until liquidity returns or we exercise our ARS Rights, as discussed below.

Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading. During 2008, we classified our auction rate securities as non-current investments on our accompanying consolidated balance sheet versus short-term investments as of December 31, 2007. This change in classification was initially due to the uncertainty as to when the auction rate securities markets would improve. In November 2008, as further described below, we accepted an offer for the ARS Rights on our auction rate securities. In conjunction with our acceptance of the ARS Rights, we changed the designation of the auction rate securities to trading from available for sale and continue to classify the securities as non-current investments as of December 31, 2008.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summaries of our investments in short-term available for sale securities are as follows (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gain (Loss)	Carrying Value
Corporate debt securities	$5,706	$(7)	$5,699
U.S. Treasury bills	1,500	—	1,500
Total short-term investments in marketable securities	$7,206	$(7)	$7,199

	December 31, 2007
	Cost Basis	Unrealized Gain (Loss)	Carrying Value
Corporate debt securities	$7,607	$3	$7,610
Auction rate securities	7,150	—	7,150
Commercial paper	4,787	2	4,789
Other	24	(4)	20
Total short-term investments in marketable securities	$19,568	$1	$19,569

Proceeds from the sale of short-term available-for-sale securities, primarily commercial paper, were $3.2 million during the year ended December 31, 2008. The related gross realized gains and losses were less than $0.1 million. For the year ended December 31, 2007, all proceeds on short-term marketable securities were from the maturity of the securities or sales of auction rate securities at par value. Accordingly, we did not recognize any realized gains or losses on short-term marketable securities.

In October 2008, we received an offer providing us with rights, or the ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider ($7.2 million) at anytime during a two-year period beginning June 30, 2010. On November 14, 2008, we accepted the offer. By accepting the offer, we are able to sell our auction rate securities back to our investment provider at par value, which is defined as the price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, during the period of June 30, 2010 to July 2, 2012. In consideration for the ARS Rights, we granted the investment provider the right to sell or otherwise dispose of, and/or enter orders in the auction process for our auction rate securities until July 2, 2012 without prior notification, so long as we receive payment of par value upon any sale or disposition.

The ARS Rights represent a firm agreement in accordance with SFAS No. 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (1) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction, and (2) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the rights results in a put option and should be recognized as a free standing asset separate from the auction rate securities. The ARS Rights cannot be net settled, so they do not meet the definition of a derivative instrument under SFAS No. 133. Therefore, we have elected to measure the ARS Rights at fair value under SFAS No. 159, which permits an entity to elect the fair value option for selected recognized financial assets, in order to match the changes in the fair value of the auction rate securities. As a result, changes in fair value will be included in earnings in future periods. For the year ended December 31, 2008, we have recorded an unrealized gain of $0.6 million on the ARS Rights, representing the fair value as of December 31, 2008. The unrealized gain is included in “Non-operating (income) expense” in the accompanying consolidated statements of operations and the fair value is included in “Investments and other related assets” in the accompanying consolidated balance sheets.

In connection with our acceptance of the ARS Rights in November 2008, we transferred our auction rate securities from investments available for sale to trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The transfer to trading securities reflects our intent to exercise the ARS Rights during the period June 30, 2010 to July 2, 2012. As a result of the transfer, we immediately recognized in earnings the other-than-temporary impairment on our auction rate securities previously recorded in other comprehensive income (loss). For the year ended December 31, 2008, we recorded a cumulative other-than-temporary impairment and net change in fair value of $0.8 million on the auction rate securities, included in “Non-operating (income) expense” in the accompanying consolidated statements of operations.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in Internap Japan

We maintain a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. We are unable to assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated (due to certain minority interest protections afforded to our joint venture partners). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting.

Our investment activity in the joint venture is included in the IP services operating segment and summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Investment Balance, January 1,	$1,138	$958	$823
Proportional share of net income	283	139	114
Unrealized foreign currency translation gain, net	201	41	21
Investment Balance, December 31,	$1,622	$1,138	$958

Investment in Aventail

We account for investments without readily determinable fair values at cost. We include realized gains and losses and declines in value of securities judged to be other-than-temporary in other expense. We incurred a charge during the three months ended June 30, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for approximately $25.0 million in cash. The transaction closed on July 11, 2007, with all shares of series D preferred stock being cancelled and the holders of series D preferred stock not receiving any consideration for such shares.

6.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157. We also adopted SFAS No. 159 for our ARS Rights, as described in note 5. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. See note 2 for a further description of this standard. The fair value hierarchy is summarized as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities;
●
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds and other	$21,877	$—	$—	$21,877
Corporate debt securities	—	5,699	—	5,699
U.S. Treasury bills	—	1,500	—	1,500
Auction rate securities	—	—	6,378	6,378
ARS Rights	—	—	649	649
Total	$21,877	$7,199	$7,027	$36,103

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 assets consist of auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government and the ARS Rights. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Given that observable auction rate securities market information was not available to determine the fair value of our auction rate securities, we estimated the fair value of the auction rate securities based on a wide array of market evidence related to each security’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk that we believe market participants would use in pricing the securities in a current transaction. These assumptions could change significantly over time based on market conditions. We then used a trinomial discount model where the future cash flows of the auction rate securities were priced by summing the present value of the future principal and forecasted interest payments. We also considered probabilities of default, auction failure, a successful auction at par value or repurchase at par value and recovery rates in default for each of the securities. We then discounted the weighted average cash flow for each period back to present value at the determined discount rate for each auction rate security.

Similar to the auction rate securities, observable market information was not available to determine the fair value of the ARS Rights. We estimated the fair value of the ARS Rights based on a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price. In this approach we subtracted the present value of all expected future cash flows from the current fair value of the security, and calculated the resulting value as a future value at an interest rate reflective of counterparty risk.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2008 (in thousands):

	Auction Rate Securities	ARS Rights
Balance, December 31, 2007	$7,150	$—
Net realized loss included in earnings	(772)	—
Issuance of ARS Rights	—	649
Balance, December 31, 2008	$6,378	$649

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Network equipment	$96,958	$86,496
Network equipment under capital lease	1,596	1,596
Furniture, equipment and software	33,853	31,726
Leasehold improvements	147,835	111,216
Buildings under capital lease	3,003	—
Property and equipment, gross	283,245	231,034
Less: Accumulated depreciation and amortization ($1,721 and $1,596 related to capital leases at December 31, 2008 and 2007, respectively)	(185,895)	(165,543)
	$97,350	$65,491

During 2008, we retired $2.0 million of assets with accumulated depreciation of $1.9 million. During 2007, we retired $2.7 million of fully depreciated assets. We capitalized $0.3 million of interest during the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, we capitalized less than $0.1 million each year.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization of property and equipment associated with direct costs of network, sales and services and other depreciation expense is summarized as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Direct costs of network, sales and services	$20,650	$18,313	$13,250
Other depreciation and amortization	3,215	3,929	2,606
Subtotal	23,865	22,242	15,856
Amortization of acquired technologies(1)	6,649	4,165	516
Total depreciation and amortization	$30,514	$26,407	$16,372
                __________________
            (1) Amortization of acquired technologies for 2008 included an impairment charge of $1,850 for developed advertising technology. See note 8 for further details.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. We recorded $154.7 million of goodwill in connection with the acquisition of VitalStream in February 2007 described in note 3 and we recorded $36.3 million of goodwill from acquisitions in previous years. All of the VitalStream goodwill has been allocated to the CDN services segment and all remaining goodwill from previous acquisitions is included in our IP services segment. A total of $17.1 million of goodwill is deductible for tax purposes.

We test goodwill for impairment at least annually. We perform our annual goodwill impairment test as of August 1 of each calendar year, following our annual strategic planning cycle. Our assessment of goodwill for impairment includes comparing the fair value to the net book value of our reporting units. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

As a result of our August 1, 2008 assessment, we recorded a $99.7 million goodwill impairment charge to adjust goodwill in our CDN services segment to an implied fair value of $54.7 million. We present the goodwill impairment charge separately in the accompanying statement of operations for the year ended December 31, 2008. The goodwill impairment is primarily due to declines in our CDN services revenues and operating results as compared to our projections and unfavorable changes in market factors used to estimate fair values. The declines in CDN services revenues and operating results compared to projections are attributable to integration and reliability issues in the acquired network and have now been resolved, a strategic shift to larger, higher credit quality customers and more recently, a highly-competitive market environment for CDN services that is driving lower pricing. Changes in market factors include lower market multiples across the CDN services industry from when we completed the acquisition of VitalStream and our own now-lower market capitalization. The culmination of these factors leading to our impairment of goodwill did not occur until the three months ended September 30, 2008. The impairment charge does not have any impact on our current cash balance or result in violation of any covenants of our debt instruments.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

		Data
	IP	Center	CDN
	Services	Services	Services	Total
Balance, January 1, 2007	$36,314	$—	$—	$36,314
Goodwill acquired	—	—	154,653	154,653
Adjustments to pre-acquisition assets and liabilities	—	—	133	133
Utilization of a portion of net operating losses	—	—	(423)	(423)
Balance, December 31, 2007	36,314	—	154,363	190,677

Balance, January 1, 2008	36,314	—	154,363	190,677
Impairment	—	—	(99,700)	(99,700)
Balance, December 31, 2008	$36,314	$—	$54,663	$90,977

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in an additional non-cash impairment charge in the future. The following is a description of the valuation methodologies we used to derive the fair value the CDN services segment:

●
Income Approach: To determine fair value, we discounted the expected cash flows of the CDN services reporting unit. We calculated expected cash flows using a compounded annual revenue growth rate of approximately 20%, forecasting existing cost structures and considering capital reinvestment requirements. We used a discount rate of 20%, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our CDN services operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

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

We used similar valuation methodologies to derive the fair values of our two IP services reporting units: services and products. Our data center services operating segment does not include any goodwill, but was valued using an income approach as part of our determination of enterprise value. We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis. We assessed the likelihood of triggering events and concluded that no such triggering events have occurred that would cause us to re-assess goodwill for impairment subsequent to August 1, 2008.

The impairment also caused us to reverse a deferred tax liability and create an income tax benefit of $0.6 million associated with the CDN services goodwill.

Other Intangible Assets

In conjunction with our review of our long-term financial outlook, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets acquired in the VitalStream acquisition. The analysis and re-assessment of other identifiable intangible assets recorded in the VitalStream acquisition resulted in:

●	an impairment charge of $1.9 million in developed advertising technology due to a strategic change in market focus,
●	an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name, and

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●
a change in our estimates that resulted in an acceleration of amortization expense of our customer relationships intangible asset over a shorter estimated useful life (four remaining years instead of an original estimated nine years) due to customer churn resulting in higher than expected attrition as of the acquisition date.

The impairment charge of $1.9 million for developed advertising technology is included in the caption “Direct costs of amortization of acquired technologies” in the accompanying consolidated statements of operations. The impairment charge of $0.8 million for the trade name is included in the caption “Restructuring and other impairments” in the accompanying consolidated statements of operations. The impairment charge for trade name is presented in the accompanying statement of operations net of a non-cash increase of approximately $1.0 million to our restructuring liability, as discussed in note 9. None of the impairment charges have any impact on our current cash balance or result in violation of any covenants of our debt instruments. The change in accounting estimate for our customer relationship intangible asset resulted in an increase to our net loss of $0.4 million, or less than $0.01 per basic and diluted share for the year ended December 31, 2008.

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology based	$40,061	$(13,317)	$41,911	$(8,518)
Contract based	24,232	(17,034)	25,018	(15,403)
	$64,293	$(30,351)	$66,929	$(23,921)

Amortization expense for identifiable intangible assets during 2008, 2007 and 2006 was $6.4 million, $5.3 million and $0.5 million, respectively. This amortization expense does not include impairment charges of $2.7 million in 2008. As of December 31, 2008, estimated amortization expense for the next five years is as follows (in thousands):

2009	$6,696
2010	6,509
2011	6,181
2012	5,356
2013	4,246
Thereafter	4,954
$33,942

9.	RESTRUCTURING AND OTHER IMPAIRMENTS

In conjunction with the preparation of our financial statements as of and for the year ended December 31, 2008 and in light of the recent and significant deterioration in the real estate market, we completed an analysis of our remaining accrued restructuring liability for leased facilities. After reviewing the analysis, and specifically the underlying assumptions related to anticipated sublease recoveries, we concluded that certain of the facilities remaining in the restructuring accrual were taking longer than expected to sublease or were otherwise not generating the expected levels of sublease income. The analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The cumulative effect of these changes was $1.1 million which we recorded as additional restructuring expense and an increase to the liability. We also recorded a non-cash benefit of $0.1 million in the three months ended September 30, 2008 to reduce our restructuring liability for employee separations. This non-cash adjustment removes the liability for employee separations since we have paid all amounts.

During the year ended December, 31, 2007, we incurred a restructuring and impairment charge of $10.3 million. The charge was the result of a review of our business, particularly in light of our VitalStream acquisition and our plan to finalize the overall integration and implementation of the acquisition. The charge to expense included $7.8 million for leased facilities, representing both the costs less anticipated sublease recoveries that will continue to be incurred without economic benefit to us and costs to terminate leases before the end of their term. The charge also included severance payments of $1.1 million for the termination of certain employees and $1.4 million for impairment of assets. After considering the adjustments for anticipated changes in sublease income described above, we estimated net related expenditures for the 2007 restructuring plan to be $12.2 million, of which we paid $4.2 million through December 31, 2008, and the balance continuing through December 2016, the last date of the longest lease term. We expect to pay these expenditures from operating cash flows. The $1.4 million impairment charge consisted of $1.3 million for restructured leases and less than $0.1 million for other assets. We estimated cost savings from the restructuring to be approximately $0.8 million per year through 2016, primarily for rent.

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

All of these adjustments to the restructuring liability are reported in “Restructuring and other impairments” in the accompanying consolidated statement of operations. The following table displays the activity and balances for the restructuring and asset impairment activity for the years ended December 31, 2008 and 2007 (in thousands):

	December 31,	Restructuring				December 31,			December 31,
	2006	and		Non-Cash	Non-Cash	2007		Non-Cash	2008
	Restructuring	Impairment	Cash	Write-	Plan	Restructuring	Cash	Plan	Restructuring
	Liability	Charges	Payments	Downs	Adjustments	Liability	Payments	Adjustments	Liability
Activity for 2007 restructuring charge:

Real estate obligations	$—	$7,755	$(2,248)	$—	$805	$6,312	$(1,120)	$1,084	$6.276
Employee separations	—	1,140	(615)	—	(119)	406	(260)	(146)	—

Total restructuring costs	—	8,895	(2,863)	—	686	6,718	(1,380)	938	6,276

Activity for 2007 impairment charge:

Leasehold improvements	—	897	—	(897)	—	—	—	—	—
Other	—	471	—	(471)	—	—	—	—	—

Total asset impairments	—	1,368	—	(1,368)	—	—	—	—	—

Activity for 2001 restructuring charge:

Real estate obligations	4,784	—	(1,199)	—	(211)	3,374	(647)	19	2,746

Total	$4,784	$10,263	$(4,062)	$(1,368)	$475	$10,092	$(2,027)	$957	$9,022

The impairment charges referenced in the table above were primarily associated with our data center segment.

We also recorded a $1.1 million impairment during year ended December 31, 2007 for the sales order-through-billing system. This impairment charge was not related to any specific segment.

In 2006, we recorded a nominal charge for changes in estimated expenses related to real estate obligations. Also, during the year ended December 31, 2006, we recognized an impairment charge of $0.3 million as a result of the implementation of a new financial system which began in 2004.

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Compensation and benefits payable	$2,918	$5,390
Telecommunications, sales, use and other taxes	1,902	2,317
Other	3,936	2,452
	$8,756	$10,159

11.	REVOLVING CREDIT FACILITY AND NOTE PAYABLE

On September 14, 2007, we entered into a $35.0 million credit agreement with Bank of America, N.A., as the administrative agent, and other lenders who may become a party to the credit agreement from time-to-time, or the Credit Agreement. Four of our subsidiaries, VitalStream Holdings, Inc., VitalStream, Inc., PlayStream, Inc., and VitalStream Advertising Services, Inc., were guarantors of the Credit Agreement.

The Credit Agreement replaced our prior credit agreement between us and Silicon Valley Bank that was last amended on December 27, 2006. We paid off and terminated this prior credit facility concurrently with the execution of the Credit Agreement.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement originally provided for a four-year Revolving Credit Facility in the aggregate amount of up to $5.0 million, which included a $5.0 million sub-limit for letters of credit. With the prior approval of the administrative agent, we had the option to increase the total commitments by up to $15.0 million for a total commitment under the Revolving Credit Facility of $20.0 million. The Revolving Credit Facility was available to finance working capital, capital expenditures and other general corporate purposes. As of December 31, 2007, we had a total of $8.0 million of letters of credit issued (including $3.9 million which are secured by the Revolving Credit Facility and the balance secured by restricted cash) and $1.1 million in borrowing capacity on the Revolving Credit Facility. We had no amounts outstanding on the Revolving Credit Facility as of December 31, 2007.

The Credit Agreement also originally provided for a term loan, in the amount of $30.0 million, or the Term Loan. We borrowed $20.0 million concurrently with the closing and used a portion of the proceeds from the Term Loan to pay off the prior credit agreement. The Term Loan had $10.0 million in borrowing capacity as of December 31, 2007.

The interest rate on the Revolving Credit Facility and Term Loan was a tiered LIBOR-based rate that depended on our 12-month trailing EBITDA. As of December 31, 2007, the interest rate was 7.075%.

The net proceeds received from the Term Loan were reduced by $0.3 million for fees paid to Bank of America and its agents. We treated these fees as a debt discount and recorded less than $0.1 million of related amortization during the year ended December 31, 2007. As of December 31, 2007, the balance on the Term Loan, net of the discount, was $19.8 million. We incurred other costs of less than $0.1 million in connection with entering into the Credit Agreement, which we recorded as debt issue costs.

As a result of the transactions discussed above, we recorded a loss on extinguishment of prior debt of less than $0.1 million during the year ended December 31, 2007. The loss on extinguishment of debt is included in the caption “Interest expense” within the Non-operating (income) expense section of the accompanying consolidated statements of operations.

Also during the year ended December 31, 2007, we paid off the term loans and line of credit issued pursuant to the loan and security agreement assumed in the VitalStream acquisition, as discussed in note 3.

We subsequently amended the Credit Agreement on May 14, 2008 and September 30, 2008, or the Amendment (the Credit Agreement along with the Amendment are referred to as the Amended Credit Agreement). The Amendment modified the original Credit Amendment as follows:

●	converted the Term Loan balance of $20.0 million as of September 30, 2008 into a loan under the Revolving Credit Facility under the Credit Agreement;
●	terminated the Term Loan under the Credit Agreement;
●	increased the total Revolving Credit Commitment (as defined in the Amended Credit Agreement) from $5.0 million to $35.0 million;
●	increased the Letter of Credit Sublimit (as defined in the Amended Credit Agreement) from $5.0 million to $7.0 million;
●	provided us and Bank of America with an option to enter into a lease financing agreement not to exceed $10.0 million; and
●	modified certain covenants and definitions.

Because the Amendment caused the Revolving Credit Facility to have substantially different terms than the Term Loan, it is considered an extinguishment of debt. We recorded a loss on extinguishment of debt in the amount of $0.2 million during the year ended December 31, 2008. The loss on extinguishment of debt is included in the caption “Interest expense” within the non-operating (income) expense section of the accompanying consolidated statements of operations. We also incurred other costs of less than $0.1 million in connection with the Amendment, which we recorded as debt issue costs and will amortize over the remaining term of the Amended Credit Agreement.

The interest rate on the Revolving Credit Facility as of December 31, 2008 was 3.0% and is based on Bank of America’s prime rate less a 0.25% margin. The principal amount of $20.0 million is due September 14, 2011. As of December 31, 2008, we had a total of $4.2 million of letters of credit issued and $10.8 million in borrowing capacity on the Revolving Credit Facility.

The Amended Credit Agreement includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to a net funded debt to EBITDA ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on unfunded capital expenditures of $55.0 million for 2008 and $25.0 million or an amount to be mutually agreed upon for 2009 through 2011), customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.

Our obligations under the Amended Credit Agreement are pledged, pursuant to a pledge and security agreement and an intellectual property security agreement, by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our debt approximates the carrying value due to the nature of our credit facility.

12.	CAPITAL LEASES

We record capital lease obligations and the leased property and equipment at the time of acquisition at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of December 31, 2008, our capital leases have expiration dates ranging from May 2009 to April 2023.

Historically our capital leases relate to equipment; however, in May 2008 we entered into a capital lease agreement for one of our data center locations which expires in April 2023.

Future minimum capital lease payments together with the present value of the minimum lease payments as of December 31, 2008, are as follows (in thousands):

2009	$822
2010	564
2011	566
2012	569
2013	581
Thereafter	6,339
Remaining capital lease payments	9,441
Less: amounts representing imputed interest	(5,923)
Present value of minimum lease payments	3,518
Less: current portion	(274)
$3,244

13.	INCOME TAXES

The current and deferred income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$254	$15	$145
State	181	—	—
Foreign (including change in unrecognized tax benefits)	(668)	921	—
Total current provision	(233)	936	145
Deferred:
Federal	(398)	356	—
State	(16)	42	—
Foreign	821	(4,414)	—
Total deferred benefit	407	(4,016)	—
Net income tax provision (benefit)	$174	$(3,080)	$145

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure such assets using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision (benefit) is as follows:

	Year Ending December 31,
	2008	2007	2006
Federal income tax (benefit) expense at statutory rates	(34)%	(34)%	34%
Goodwill impairment	29	—	—
Foreign and state income tax (benefit) expense	—	(4)	4
Stock-based compensation expense	1	6	8
Tax reserves	—	11	—
Other	—	—	1
Change in valuation allowance	4	(14)	(43)
Effective tax rate	—%	(35)%	4%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following (in thousands):

	December 31,
	2008	2007
Current deferred income tax assets:
Provision for doubtful accounts	$1,378	$593
Accrued compensation	205	233
Other accrued expenses	213	196
Deferred revenue	1,298	1,648
Restructuring costs	973	910
Foreign net operating loss carryforwards – current portion	—	479
Other	63	77
Current deferred income tax assets	4,130	4,136
Less: valuation allowance	(4,129)	(3,625)
	1	511

Non-current deferred income tax assets:
Property and equipment	23,719	21,488
Goodwill	3,897	—
Intangible assets	2,574	—
Deferred revenue, less current portion	767	717
Restructuring costs, less current portion	2,455	2,925
Deferred rent	5,689	4,184
Stock compensation	3,378	2,620
U. S. net operating loss carryforwards	71,616	81,766
Foreign net operating loss carryforwards, less current portion	5,481	13,717
Capital loss carryforwards	2,271	2,271
Tax credit carryforwards	690	180
Other	539	502
Non-current deferred income tax assets	123,076	130,370
Less: valuation allowance	(120,626)	(124,936)
	2,450	5,434
Non-current deferred income tax liabilities:
Purchased intangibles	—	(1,531)
FIN 48 liability related to net operating loss carryforwards	—	(921)
Goodwill	—	(398)
Non-current deferred income tax assets (liabilities), net	2,450	2,584
Net deferred tax assets	$2,451	$3,095

Based upon a study conducted in 2008, we reduced our net operating loss carryforwards due to limitations under Section 382 of the Internal Revenue Code with regard to an ownership change in 2001.  As of December 31, 2008, we had U.S. net operating loss carryforwards for federal tax purposes of approximately $188.5 million that will expire through 2026. All periods presented have been revised to reflect these limitations. Of the total U.S. net operating loss carryforwards, $16.8 million of net operating losses related to the deduction of stock compensation that will be tax-effected and the benefit credited to additional paid in capital when realized. In addition, we have alternative minimum tax and state tax credit carryforwards of approximately $0.7 million, which have an indefinite carryforward period, and foreign net operating loss carryforwards of approximately $18.4 million that will begin to expire in 2009.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We determined that through December 31, 2008, no further ownership shifts have occurred since 2001. Therefore, no additional material limitations exist on the U.S. net operating losses related to Section 382 of the Internal Revenue Code as of December 31, 2008. However, if we experience subsequent changes in stock ownership as defined by Section 382 of the Internal Revenue Code, we may have additional limitations on the future utilization of our U.S. net operating losses.

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. For U.S. tax purposes, we established a valuation allowance of approximately $121.4 million against the U.S. deferred tax assets that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Based on analysis of our projected future U.S. pre-tax income, we may have sufficient positive evidence within the next 12 months to release the valuation allowance currently recorded against our U.S. deferred tax assets. Currently, while we cannot guarantee that our expectations of future positive income will occur, we may recognize an income tax benefit derived from total U.S. deferred tax assets upon the release of the valuation allowance. This potential release of the valuation allowance could be affected by an ownership change as defined by Section 382 of the Internal Revenue Code which might limit the future use of our U.S. net operating loss carryovers and thus reduce the potential benefit of such losses in the future to offset taxable income and reduce cash outflows for income taxes.

During the fourth quarter of 2007, we concluded that it was more likely than not that we will realize our U.K. deferred tax assets in future years. The U.K. deferred tax assets primarily consist of net operating loss carryforwards. The total deferred tax asset was $11.6 million as of December 31, 2007. We released $4.4 million of the valuation allowance associated with U.K. deferred tax assets, which resulted in the recognition of a $4.4 million tax benefit. The tax benefit was offset by a liability for uncertain tax positions of $0.9 million, for a net recognized tax benefit of $3.5 million.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, January 1,	$128,561	$117,747	$130,316
Decrease (increase) in deferred tax assets	(3,806)	15,228	(12,569)
Recognition of deferred tax assets	—	(4,414)	—
Balance, December 31,	$124,775	$128,561	$117,747

The impairment of goodwill and other intangible assets in the third quarter of 2008 had a material effect on the income tax provision. While a component of the CDN services goodwill is deductible for tax purposes, the majority of the goodwill had no basis for tax purposes. Accordingly, when the “non tax basis” goodwill of $90.0 million was impaired for financial reporting purposes, it resulted in a $30.5 million permanent difference that impacted our effective income tax rate. The portion of goodwill where there was corresponding tax basis at the time of the acquisition only impacted our effective income tax rate to the extent that the tax amortization reduced the tax basis of the goodwill below the corresponding book basis while we have a valuation allowance. In past years, this resulted in a permanent difference of an aggregate $0.4 million relating to the tax amortization difference. With the additional impairment of the “tax basis” goodwill in 2008, we recorded a tax benefit for the reversal of the previous income tax expense recognized related to the tax amortization of the CDN services goodwill.

We intend to reinvest future earnings indefinitely within each country; however, it is not practicable to determine the amount of the unrecognized deferred income tax liability related to future foreign earnings. Accordingly, we have not recorded deferred taxes for the difference between our financial and tax basis investment in foreign entities.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109. FIN 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the adoption of FIN 48 on January 1, 2007, we recognized no increase in our liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ending December 31, 2008 and 2007 is as follows (in thousands):

	Year Ending December 31,
	2008	2007
Unrecognized tax benefits balance at January 1,	$921	$—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years settlements	—	—
Additions for tax positions of current year	—	921
Foreign exchange (loss)	(253)	—
Lapse of statute of limitations	(668)	—
Unrecognized tax benefits balance at December 31,	$—	$921

The changes in the FIN 48 liability had no impact on our effective income tax rate in the respective periods of change due to the offsetting changes in our U.K. deferred tax asset.

We classify interest and penalties arising from the underpayment of income taxes in the accompanying consolidated statement of operations as a component of general and administrative expenses. As of December 31, 2008 and 2007, we had no accrued interest or penalties related to uncertain tax positions. Our federal income tax returns remain open to examination for the tax years 2005 through 2007, however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2005. Returns filed in other jurisdictions are subject to examination for years prior to 2005.

14.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

15.	COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION, INCLUDING SUBSEQUENT EVENT

Operating Leases

We, as a lessee, have entered into leasing arrangements relating to office and service point rental space and office equipment that are classified as operating leases. Initial lease terms range from two to 20 years and contain various periods of free rent and any renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit or restricted cash balances to ensure payment. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2008 (in thousands):

2009	$24,808
2010	25,789
2011	26,109
2012	26,875
2013	24,846
Thereafter	86,882
$215,309

Rent expense was $21.5 million, $15.1 million and $18.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease income, recorded as a reduction of rent expense, was $0.3 million, $0.5 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service Commitments

We have entered into service commitment contracts with Internet network service providers to provide interconnection services and data center providers to provide data center services for our customers. Future minimum payments under these service commitments having terms in excess of one year are as follows at December 31, 2008 (in thousands):

2009	$7,163
2010	4,941
2011	1,278
$13,382

Subsequent Event

On January 29, 2009, we announced the resignation of James P. DeBlasio from his positions as President and Chief Executive Officer effective as of March 16, 2009, or the Separation Date. Mr. DeBlasio also has resigned as our director effective March 15, 2009. Pursuant to the terms of a separation agreement, Mr. DeBlasio will receive (1) a cash payment of $0.9 million, (2) full vesting of all equity awards previously granted to him as of the Separation Date and (3) if he so elects, continued health, dental and vision insurance coverage under our group health plan for 18 months from the Separation Date at no cost to him. Mr. DeBlasio has 12 months following the Separation Date in which to exercise any stock options held by him that were vested as of the Separation Date. We will record the associated severance and stock-based compensation expense in general and administrative costs during the three months ended March 31, 2009. Also on January 29, 2009, we announced the appointment of J. Eric Cooney as our President and Chief Executive Officer and director, effective March 16, 2009.

Vendor Disputes

In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provision services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. We research disputed costs, both in the vendors’ favor and our favor, and discuss our analysis with vendors on an ongoing basis until ultimately resolved. We record the cost and a liability based on our estimate of the most likely outcome of the dispute. We periodically review these estimates and modify the estimates in light of new information or developments, if any. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

Concentrations of Risk

We participate in an industry that is characterized by relatively high volatility and strong competition for market share. We and others in the industry encounter aggressive pricing practices, evolving customer demands and continual technological developments. Our operating results could be negatively affected should we not be able to adequately address pricing strategies, customers’ demands and technological advancements.

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

Litigation

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our Chief Executive Officer, James P. DeBlasio, in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between March 28, 2007 and March 18, 2008.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) integration of VitalStream, (2) customer issues and related credits due to services outages, and (3) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions in order to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

While we intend to vigorously contest this lawsuit, we cannot determine the final resolution of this lawsuit or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

16.	PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

Effective July 11, 2006, we implemented a one-for-10 reverse stock split for our common stock. At the time, the authorized number of shares of preferred stock was not accordingly reduced and remained at 200 million shares. We intended the reverse stock split to reduce the authorized number of shares of preferred stock. Accordingly, effective June 19, 2008, we reduced the number of authorized shares of preferred stock from 200 million shares to 20 million shares. Of the resulting 20 million authorized shares of preferred stock, 19.5 million shares are blank check preferred stock, the terms and conditions of which our board of directors may designate. Our board of directors previously designated the remaining 0.5 million shares of preferred stock as series B preferred stock pursuant to a certificate of designation of rights, preferences and privileges on April 11, 2007. We have no shares of preferred stock outstanding.

Rights Agreement

On March 15, 2007, our board of directors declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of our common stock, par value $0.001 per share. The dividend was payable on March 23, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us 1/1000 of a share of our Series B Preferred Stock, par value $0.001 per share, or the Preferred Shares, at a price of $100.00 per 1/1000 of a Preferred Share, subject to adjustment. Our Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock designates 0.5 million shares of Series B Preferred Stock. The description and terms of the Rights are set forth in a Rights Agreement between us and American Stock Transfer & Trust Company, as Rights Agent, dated April 11, 2007.

Common Stock

On September 18, 2006, our common stock began trading on the NASDAQ Global Market, under the symbol “INAP.” We voluntarily delisted our common stock from the American Stock Exchange, or AMEX, effective September 17, 2006.

On July 10, 2006, we implemented a one-for-10 reverse stock split of our common stock. Stockholders approved the stock split on June 21, 2006. Our common stock began trading on a split-adjusted basis on July 11, 2006. All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) have been retroactively restated for all periods presented to reflect the reverse stock split.

Treasury Stock

During 2006 and 2008, we acquired shares of treasury stock as payment of taxes on stock-based compensation from employees. These shares will be subsequently reissued as part of our stock-based compensation plans.

Warrants to Purchase Common Stock

On October 20, 2003, we issued warrants to purchase less than 0.1 million shares of common stock at an exercise price of $9.50 in connection with a private placement of our common stock. These warrants expired on August 22, 2008.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	STOCK-BASED COMPENSATION PLANS

We measure stock-based compensation cost at the grant date based on the calculated fair value of the award. We recognize the expense over the employees’ requisite service period, generally the vesting period of the award. For performance-based awards, we periodically assess whether the performance conditions are probable of being met and record compensation expense based on this assessment of probability. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When we elect to pay certain bonuses in shares of stock, the total amount to be paid is determined similarly to cash bonuses and the number of shares to be granted is determined based on the fair value of our stock at the date of grant.

Stock-Based Compensation Expense

The following table summarizes the amount of stock-based compensation expense, net of estimated forfeitures in accordance with SFAS No. 123R, included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Direct costs of customer support	$1,369	$1,892	$1,102
Product development	688	856	628
Sales and marketing	1,782	2,135	2,145
General and administrative	3,660	3,798	2,067
Total stock-based compensation expense included in net income	$7,499	$8,681	$5,942

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. We capitalized less than $0.1 million of stock-based compensation during each of the years ended December 31, 2008, 2007 and 2006.

We estimated the fair values of stock options at the date of grant using a Black-Scholes option pricing model. The significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans for the years ended December 31, 2008, 2007 and 2006, were expected terms of 4.0, 6.2 and 5.7, respectively; historical volatilities of 72%, 114% and 123% respectively; risk free interest rates of 2.61%, 4.44% and 4.63%, respectively and no dividend yield. The weighted average estimated fair value per share of our employee stock options at grant date was $3.79, $13.71 and $7.75 for the years ended December 31, 2008, 2007 and 2006, respectively. The expected term represents the weighted average period of time that granted options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate option exercises, employee termination and forfeiture rates.

In June 2006, our stockholders approved the repricing of certain outstanding options under our existing equity incentive plans. Options with an exercise price per share greater than or equal to $13.00 were eligible for the repricing. We implemented the repricing through an exchange program under which eligible participants were offered the opportunity to exchange their eligible options for new options to purchase shares. Each new option had substantially the same terms and conditions as the eligible options cancelled except as follows:

●
The exercise price per share of each replacement option granted in the exchange offer was $14.46, the average of the closing prices of the common stock as reported by the American Stock Exchange and the NASDAQ Global Market, as applicable, for the 15 consecutive trading days ending immediately prior to the grant date of the replacement options;

●	For all eligible options with an exercise price per share greater than or equal to $20.00, the exchange ratio was one-for-two; and

●	Each new option has a 10-year term and a three-year vesting period, vesting in equal monthly installments over three years, so long as the grantee continues to be a full-time employee.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Compensation and Option Plans

On June 23, 2005, we adopted the Internap Network Services Corporation 2005 Incentive Stock Plan, or the 2005 Plan, which we amended and restated on March 15, 2006. Under the 2005 Plan, we may issue stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors. The 2005 Plan is administered by the compensation committee of our board of directors. On October 1, 2008, we filed a registration statement on Form S-8 to register 4.0 million additional shares of our common stock for issuance under the 2005 Plan. We have reserved a total of 10.8 million shares of stock for issuance under the 2005 Plan, comprised of 6.0 million shares designated in the 2005 Plan plus 1.0 million shares that remain available for issuance of options and awards and 3.8 million shares of unexercised options under certain pre-existing plans. We will not make any future grants under the specified preexisting plans, but each of the specified pre-existing plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of December 31, 2008, 2.6 million options were outstanding, 0.8 million shares of non-vested restricted stock awards were outstanding and 6.6 million shares of stock were available for issuance under the 2005 Plan.

Under the 2005 Plan, we may not grant in any calendar year an option to any employee or director to purchase more than 1.4 million shares of stock or a stock appreciation right based on the appreciation with respect to more than 1.4 million shares of stock. Similarly, we may not make in any calendar year a stock grant or stock unit grant to any employee or director where the fair market value of the stock subject to such grant on the grant date exceeds $3.0 million. Furthermore, we may not issue more than 0.7 million non-forfeitable shares of stock pursuant to stock grants.

As a result of the acquisition of VitalStream as discussed in note 3, we assumed the VitalStream Stock Option/Stock Issuance Plan, or the VitalStream Plan, and all of the corresponding options to purchase stock. Under the terms of the merger agreement, each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase Internap common stock and we assumed that stock option in accordance with the terms of the applicable VitalStream stock option plan and terms of the stock option agreement. Based on VitalStream’s stock options outstanding at February 20, 2007, we converted options to purchase approximately 3.0 million shares of VitalStream common stock into options to purchase approximately 1.5 million shares of our common stock. We determined the fair value of the outstanding options using a Black-Scholes valuation model with the following assumptions: volatility of 48.8% to 120.1%; risk-free interest rates ranging from 4.7% to 5.1%; remaining expected lives ranging from 0.18 to 6.25 years; and dividend yield of zero.

The VitalStream Plan provided for the granting of incentive stock options, non-statutory stock options or shares of common stock directly to certain key employees, members of the board of directors, consultants and independent contractors according to the terms of the plan. There were 5.4 million VitalStream shares, or 2.8 million Internap shares on a post-converted basis, reserved for issuance under the plan and 0.5 million VitalStream shares, or 0.3 million Internap shares on a post-converted basis, available for grant. Generally, the assumed options had exercise prices equal to the stock price on the date of grant and had contractual terms of five years. Vesting schedules ranged from quarterly periods over one year to four years with 1/4 th vesting after one year and 1/16 th vesting each quarter thereafter.

In July 1999, we adopted the 1999 Non-Employee Directors’ Stock Option Plan, or the Director Plan. The Director Plan provides for the grant of non-qualified stock options to non-employee directors. A total of 0.4 million shares of our common stock have been reserved for issuance under the Director Plan. Under the Director Plan, non-employee directors receive fully-vested and exercisable initial option for 8,000 shares of our common stock on the date such person is first elected or appointed as a non-employee director. The Director Plan provides that on the day after each of our annual stockholder meetings, each non-employee director receives a fully vested and exercisable option for 5,000 shares, provided such person has been a non-employee director for at least the prior six months. The options have an exercise price equal to 100% of the fair market value of our common stock on the grant date and are fully vested and exercisable as of the grant date. Each director also receives an annual grant of 2,500 restricted stock awards, which vest ratably over three years, subject to the terms of the 2005 Plan, under which these restricted stock awards are granted. In addition, new non-employee directors receive a grant of 12,500 restricted stock awards, which vest ratably over three years, subject to the terms of the 2005 Plan and the stock grant agreement under which the restricted stock awards are granted. As of December 31, 2008, 0.2 million options were outstanding and 0.2 million shares were available for grant pursuant to the Director Plan.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The option price for each share of stock subject to an option generally may not be less than the fair market value of a share of stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Incentive stock options, or ISOs, may be granted only to eligible employees and if granted to a 10% stockholder, the terms of the grant will be more restrictive than for other eligible employees. Terms for stock appreciation rights are similar to those of options. Upon exercise of a stock appreciation right, the compensation committee of our board of directors determines the form of payment as cash, shares of stock issued under the 2005 Plan based on the fair market value of a share of stock on the date of exercise or a combination of cash and shares.

Options and stock appreciation rights become exercisable in whole or in part from time-to-time as determined at the grant date by our board of directors or the compensation committee of our board of directors, as applicable. Stock options generally vest 25% after one year and monthly or quarterly over the following three years, except for non-employee directors who usually receive immediately exercisable options. Conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the grant date. We have reserved common stock under each of the stock compensation plans to satisfy option exercises with newly issued stock. However, we may also use treasury stock to satisfy option exercises

On March 20, 2008, we granted 0.2 million shares of restricted common stock with performance-based vesting. The awards will vest in increments of one-third beginning on the first anniversary of the grant date if we achieve revenue and adjusted earnings levels established by our board of directors. ”Adjusted earnings” is defined in the 2005 Plan. We will either meet or not meet both goals in a given year. With respect to all shares of performance-based restricted stock that do not vest during any of the three years, 50% of such shares will vest on the fourth anniversary of the date of grant. For the performance-based restricted stock awards, we recognize compensation expense based on our assessment of the probability that the performance conditions will be achieved. We must use our judgment to make the probability assessment and, as of December 31, 2008, we believed the performance conditions would not be met.

Option activity for the year ended December 31, 2008 under all of our stock option plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, January 1, 2008	3,173	$13.29
Granted	660	6.90
Exercised	(78)	4.08
Forfeitures and post-vesting cancellations	(974)	13.62
Balance, December 31, 2008	2,781	$11.91
Exercisable, December 31, 2008	1,738	$13.37

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2008 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	1,738	2,616
Weighted-average exercise price	$13.37	$12.07
Aggregate intrinsic value	$2,925	$2,925
Weighted-average remaining contractual term, in years	5.8	6.6

The total intrinsic value of options exercised was $0.2 million, $11.8 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock activity for the year ended December 31, 2008 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Non-vested balance, January 1, 2008	679	$13.19
Granted	724	4.07
Vested	(256)	10.84
Forfeited	(302)	9.22
Non-vested balance, December 31, 2008	845	$7.76

The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $2.3 million and $2.1 million, respectively. The cumulative effect of the change in the forfeiture rate for non-vested restricted stock upon our adoption of SFAS No. 123R on January 1, 2006 was immaterial and recorded as part of operating expense. The total intrinsic value at December 31, 2008 of all non-vested restricted stock awards was $2.1 million.

Total unrecognized compensation costs related to non-vested stock-based compensation as of December 31, 2008 is summarized as follows (dollars in thousands):

	December 31, 2008
	Stock Options	Restricted Stock	Total
Unrecognized compensation	$8,367	$8,253	$16,620
Weighted-average remaining recognition period (in years)	2.5	2.6	2.6

Employee Stock Purchase Plan

Effective June 15, 2004, we adopted the 2004 Internap Network Services Corporation Employee Stock Purchase Plan, or the Purchase Plan. The purpose of the Purchase Plan is to encourage ownership of our common stock by each of our eligible employees by permitting eligible employees to purchase our common stock at a discount. Eligible employees may elect to participate in the Purchase Plan for two consecutive calendar quarters, referred to as a “purchase period,” during a designated period immediately preceding the purchase period. Purchase periods have been established as the six-month periods ending June 30 and December 31 of each year. A participation election is in effect until it is amended or revoked by the participating employee, which may be done at any time on or before the last day of the purchase period.

Initially, the price for shares of common stock purchased under the Purchase Plan was the lesser of 85% of the closing sale price per share of common stock on the first day of the purchase period or 85% of such closing price on the last day of the purchase period. The Purchase Plan was intended to be a non-compensatory plan for both tax and financial reporting purposes. However, upon our adoption of SFAS No. 123R in the first quarter of 2006, we recognized compensation expense of $0.1 million during the year ended December 31, 2006, representing the estimated fair value of the benefit to participants as of the beginning of the purchase period. In January 2006, we amended the Purchase Plan to change the purchase price from 85% to 95% of the closing sale price per share of common stock on the last day of the purchase period and to eliminate the alternative to use the first day of the offering period as a basis for determining the purchase price. This amendment restored the plan to being non-compensatory for financial reporting purposes and was effective for the purchase period July 1 through December 31, 2006. As such, we did not recognize additional compensation expense for the Purchase Plan after June 30, 2006. We granted less than 0.1 million shares under the Purchase Plan during each of the years ended December 31, 2008 and 2007, and we granted approximately 0.1 million shares under the Purchase Plan during the year ended December 31, 2006. Cash received from participation in the Purchase Plan was $0.2 million for each of the years ended December 31, 2008 and 2007 and $0.5 million for the year ended December 31, 2006. At December 31, 2008, 0.2 million shares were reserved for future issuance under the Purchase Plan.

At December 31, 2008, we had reserved 9.8 million total shares for future awards under all plans. Cash received from all stock-based compensation arrangements was $0.5 million, $8.6 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18.	RELATED PARTY TRANSACTIONS

As discussed in note 5, we had an investment in Aventail, who was also a customer for data center and connectivity services. We invoiced Aventail $0.2 million during 2007 and $0.3 million during 2006. As of December 31, 2007, our outstanding receivable balance with Aventail was less than $0.1 million. We incurred a charge during the period ended June 30, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One of our former executive officers had a material equity ownership interest in and is a member of the board of directors of a customer of ours, Surfline/Wavetrak, Inc., or Surfline. We invoiced Surfline $0.2 million and $0.1 million during 2008 and 2007, respectively, of which less than $0.1 million was outstanding as of both December 31, 2008 and 2007. Surfline was not a customer prior to 2007. This executive officer resigned from the Company in June 2008.

19.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data for the years ended December 31, 2008 and 2007. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	Quarter Ended
2008	March 31	June 30	September 30	December 31

Revenues	$62,053	$62,325	$65,399	$64,212
Direct costs of network, sales and services, exclusive of depreciation and amortization	31,363	33,484	35,404	35,626
Direct costs of amortization of acquired technologies	1,229	1,229	3,049	1,142
Direct costs of customer support	4,365	4,203	3,950	3,699
Impairments and restructuring	—	—	100,415	1,026
Net income (loss)	739	(3,237)	(101,405)	(910)
Basic net income (loss) per share	0.02	(0.07)	(2.06)	(0.02)
Diluted net income (loss) per share	0.01	(0.07)	(2.06)	(0.02)

	Quarter Ended
2007	March 31	June 30	September 30	December 31

Revenues	$53,534	$58,494	$60,426	$61,636
Direct costs of network, sales and services, exclusive of depreciation and amortization	28, 629	29,617	29,272	30,876
Direct costs of amortization of acquired technologies	654	1,054	1,228	1,229
Direct costs of customer support	3,388	4,330	4,495	4,334
Impairments and restructuring	11,349	—	—	—
Acquired in-process research and development	450	—	—	—
Write-off of investment	—	1,178	—	—
Net (loss) income	(10,695)	(1,683)	1,383	5,440
Basic and diluted net (loss) income per share	(0.26)	(0.03)	0.03	0.11

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Charges to Other Accounts		Deductions		Balance at End of Fiscal Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$963	$548	$—		$(1,130	)(1)	$381

Year ended December 31, 2007:
Allowance for doubtful accounts	381	2,261	928	(2)	(1,219	)(1)	2,351

Year ended December 31, 2008:
Allowance for doubtful accounts	2,351	5,322	—		(4,896	)(1)	2,777

__________________
(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

(2)	Purchase price adjustment associated with our acquisition of VitalStream Holdings, Inc.

S - 1