Form 10-Q
period 2009-03-31
INTERNAP NETWORK SERVICES CORP
filed 2009-05-07
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2009, 50,769,939 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those set forth in this Form 10-Q under “Item 1A. Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

          As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Services Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Internet protocol (IP) services	$28,593	$31,124
Data center services	30,617	25,185
Content delivery network (CDN) services	4,714	5,744
Total revenues	63,924	62,053

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
IP services	11,336	11,290
Data center services	22,255	18,124
CDN services	2,074	1,949
Direct costs of amortization of acquired technologies	1,158	1,229
Direct costs of customer support	4,403	4,365
Product development	1,902	2,291
Sales and marketing	7,799	8,829
General and administrative	8,980	7,348
Provision for doubtful accounts	375	655
Depreciation and amortization	6,878	5,381
Restructuring	870	—
Executive transition	2,242	—
Gain on disposals of property and equipment	—	(16)
Total operating costs and expenses	70,272	61,445
(Loss) income from operations	(6,348)	608

Non-operating (income) expense:
Interest income	(76)	(701)
Interest expense	164	310
Other, net	59	81
Total non-operating expense (income)	147	(310)

(Loss) income before income taxes and equity in loss (earnings) of equity method investment	(6,495)	918
Provision for income taxes	45	251
Equity in loss (earnings) of equity-method investment, net of taxes	68	(72)
Net (loss) income	$(6,608)	$739

Net (loss) income per share:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$52,894	$46,870
Short-term investments in marketable securities	2,605	7,199
Accounts receivable, net of allowance for doubtful accounts of $2,317 and $2,777, respectively	26,352	28,634
Inventory	421	381
Prepaid expenses and other assets	9,978	10,866
Deferred tax asset, current portion, net	9	1

Total current assets	92,259	93,951

Property and equipment, net of accumulated depreciation of $192,258 and $185,895, respectively	96,463	97,350
Investments and other related assets, of which $6,996 and $7,027, respectively, are measured at fair value	8,748	8,650
Intangible assets, net of accumulated amortization of $32,024 and $30,351, respectively	32,269	33,942
Goodwill	90,977	90,977
Deposits and other assets	2,903	2,763
Deferred tax asset, non-current, net	2,469	2,450

Total assets	$326,088	$330,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,530	$19,642
Accrued liabilities	8,880	8,756
Deferred revenues, current portion	4,226	3,710
Capital lease obligations, current portion	194	274
Restructuring liability, current portion	3,574	2,800
Other current liabilities	119	116

Total current liabilities	35,523	35,298

Note payable	20,000	20,000
Deferred revenues, less current portion	2,452	2,248
Capital lease obligations, less current portion	3,229	3,244
Restructuring liability, less current portion	5,766	6,222
Deferred rent	14,820	14,114
Other long-term liabilities	731	762

Total liabilities	82,521	81,888

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,828 and 50,224 shares outstanding at March 31, 2009 and December 31, 2008, respectively	51	50
Additional paid-in capital	1,217,732	1,216,267
Treasury stock, at cost, 4 and 83 shares at March 31, 2009 and December 31, 2008, respectively	(11)	(370)
Accumulated deficit	(973,431)	(966,823)
Accumulated items of other comprehensive loss	(774)	(929)

Total stockholders’ equity	243,567	248,195

Total liabilities and stockholders’ equity	$326,088	$330,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,608)	$739
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,036	6,610
Gain on disposal of property and equipment, net	—	(16)
Provision for doubtful accounts	375	655
Equity in loss (earnings) from equity-method investment	68	(72)
Non-cash changes in deferred rent	706	556
Stock-based compensation expense	2,056	2,375
Deferred income taxes	(27)	251
Other, net	48	(63)
Changes in operating assets and liabilities:
Accounts receivable	1,907	2,818
Inventory	(40)	(198)
Prepaid expenses, deposits and other assets	754	(3,195)
Accounts payable	(1,112)	(1,474)
Accrued and other liabilities	124	(1,833)
Deferred revenue	720	(475)
Accrued restructuring liability	318	(653)
Net cash flows provided by operating activities	7,325	6,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,476)	(10,123)
Purchases of investments in marketable securities	—	(9,321)
Maturities of investments in marketable securities	4,580	9,379
Proceeds from disposal of property and equipment	—	16
Change in restricted cash	—	1,993
Net cash flows used in investing activities	(896)	(8,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,800	—
Principal payments on notes payable	(19,800)	—
Payments on capital lease obligations	(95)	(191)
Stock-based compensation plans	(231)	64
Other, net	(28)	(23)
Net cash flows used in financing activities	(354)	(150)

Effect of exchange rates on cash and cash equivalents	(51)	1

Net increase (decrease) in cash and cash equivalents	6,024	(2,180)
Cash and cash equivalents at beginning of period	46,870	52,030
Cash and cash equivalents at end of period	$52,894	$49,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

THREE MONTHS ENDED MARCH 31, 2009:
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net loss	—	—	—	—	(6,608)	—	(6,608)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	235	235
Foreign currency translation adjustment	—	—	—	—	—	(80)	(80)
Total comprehensive loss							(6,453)
Stock compensation plans activity and stock-based compensation expense	604	1	1,465	359	—	—	1,825
Balance, March 31, 2009	50,828	$51	$1,217,732	$(11)	$(973,431)	$(774)	$243,567

THREE MONTHS ENDED MARCH 31, 2008:
Balance, December 31, 2007	49,759	$50	$1,208,191	$—	$(862,010)	$402	$346,633
Net income	—	—	—		739	—	739
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	(345)	(345)
Foreign currency translation adjustment	—	—	—	—	—	57	57
Total comprehensive income							451
Stock compensation plans activity and stock-based compensation expense	475	—	2,341	(135)	—	—	2,206
Balance, March 31, 2008	50,234	$50	$1,210,532	$(135)	$(861,271)	$114	$349,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us,” “our” or the “Company”) is an Internet solutions company providing a suite of network optimization and delivery products and services that manage, deliver and distribute applications and content with a 100% availability service level agreement. With a global platform of data centers, managed Internet services and a content delivery network, or CDN, we help our customers innovate their business, improve service levels and lower the cost of information technology operations. These solutions, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks. Our customers represent a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology.

We deliver services through our 67 service points across North America, Europe, Asia, India and Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to multiple major Internet backbones, also referred to as network service providers or NSP’s, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc. We operate in three business segments: IP services, data center services and CDN services.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all of our accounts and those of our wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2009 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2008 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2009 or subsequent years.

2.	Segments

The following tables show operating results for our reportable business segments, along with reconciliations from segment gross profit to (loss) income before income taxes and equity in earnings of equity-method investment. Segment information for the three months ended March 31, 2009 and 2008 is as follows:

	IP Services	Data Center Services	CDN Services	Total
Three Months Ended March 31, 2009:
Revenues	$28,593	$30,617	$4,714	$63,924
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	11,336	22,255	2,074	35,665
Segment gross profit	$17,257	$8,362	$2,640	28,259
Other operating expenses, including depreciation and amortization				34,607
Loss from operations				(6,348)
Non-operating expense				147
Loss before income taxes and equity in loss (earnings) of equity-method investment				$(6,495)

Three Months Ended March 31, 2008:
Revenues	$31,124	$25,185	$5,744	$62,053
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	11,290	18,124	1,949	31,363
Segment gross profit	$19,834	$7,061	$3,795	30,690
Other operating expenses, including depreciation and amortization				30,082
Income from operations				608
Non-operating income				310
Income before income taxes and equity in loss (earnings) of equity-method investment				$918

Segment gross profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of acquired technologies, direct costs of customer support or any other depreciation or amortization associated with direct costs.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

3.	Restructuring and Impairments

          On March 31, 2009, we announced that we reduced our workforce by 45 employees, representing 10% of our total workforce. The reductions were primarily in back-office staff functions and included the elimination of certain senior management positions. We expect the total estimated costs associated with the restructuring to be approximately $1.2 million, of which we recorded $0.9 million during the three months ended March 31, 2009. We expect to incur all remaining charges by June 30, 2009. These costs relate primarily to non-recurring severance payments. Substantially all of these charges consist of cash expenditures.

          In 2007 and 2001, we also implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. We subsequently incurred additional related charges as we continued to evaluate our restructuring reserve.

          The following table displays the activity and balances for the restructuring activity for the three months ended March 31, 2009 (in thousands):

	December 31, 2008 Restructuring Liability	Restructuring Charges	Cash Payments	Plan Adjustments[1]	March 31, 2009 Restructuring Liability
Activity for 2009 restructuring charge:
Employee separations	$—	$870	$—	$55	$925

Activity for 2007 restructuring charge:
Real estate obligations	6,276	—	(468)	—	5,808

Activity for 2001 restructuring charge:
Real estate obligations	2,746	—	(139)	—	2,607

Total	$9,022	$870	$(607)	$55	$9,340

[1] Represents a reclassification of accrued liabilities.

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we perform our annual impairment analysis of goodwill as of August 1 of each year. We base the impairment analysis of goodwill on estimated fair values. The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in one or more non-cash goodwill impairment charges in the future. Circumstances leading to an impairment of goodwill may also lead us to record an impairment of other intangible assets. We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators that may cause more frequent analysis. We have experienced declines in our IP services and CDN services operating results during the three months ended March 31, 2009 as compared to March 31, 2008 and our projections. However, we have concluded that no impairment indicators exist to cause us to re-assess goodwill during or immediately following the three months ended March 31, 2009.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4.	Stock-Based Compensation and Executive Transition

          During the three months ended March 31, 2009, we granted 1.7 million stock options and 0.7 million shares of unvested restricted common stock. These grants included 1.1 million stock options and 0.4 million shares of unvested restricted common stock granted in conjunction with annual performance evaluations. The unvested restricted common stock included reissuance of 0.2 million shares of treasury stock, having a cost of $0.6 million. From time-to-time, we acquired the shares of treasury stock as payment of taxes due from employees for stock-based compensation, including $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Total stock-based compensation was $2.1 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation for the three months ended March 31, 2009 also included $0.8 million of expense associated with the resignation of our former President and Chief Executive Officer, which resulted in a modification of his stock options and restricted common stock, as discussed below. We use the Black-Scholes option valuation model to determine our equity-classified stock-based compensation expense.

          On January 29, 2009, we announced the appointment of J. Eric Cooney as our president and Chief Executive Officer and a member of our board of directors effective March 16, 2009. Mr. Cooney succeeded James P. DeBlasio, who resigned as President and Chief Executive Officer effective as of March 16, 2009 and as a director effective as of March 15, 2009. In connection with his employment, Mr. Cooney will receive (1) an annual base salary of $600,000, (2) a cash signing bonus of $300,000 (under certain circumstances, Mr. Cooney will be obligated to reimburse us for $150,000 of the signing bonus if his employment terminates prior to March 1, 2011), (3) an option to purchase 600,000 shares of our common stock at a purchase price of $2.24, the closing price on the day of commencement of work, 25% of which will vest on the first anniversary of the grant date and the remainder to vest in 36 equal monthly installments thereafter, (4) a new hire grant of 300,000 shares of restricted stock, which will vest in four equal annual installments, (5) a grant of 200,000 shares of restricted stock on each of the first anniversary and the second anniversary of his commencement of work, both such grants to vest in four equal annual installments, (6) an annual incentive bonus based upon criteria established by our Board of Directors, with a target level of 100% of base salary and a maximum level of 200% of base salary and (7) customary benefits including vacation. The agreement provides for “at will” employment. The fair value of Mr. Cooney’s stock-based compensation awards is $2.4 million, including the shares that may be issued on the first and second anniversaries of the commencement of work.

          Pursuant to the terms of a separation agreement with Mr. DeBlasio, he received (1) a cash payment of $927,000, one half of which was paid in March 2009 with the remainder recorded as a liability in the accompanying financial statements to be paid in September 2009, (2) full vesting of all equity awards previously granted to him as of March 16, 2009 having an incremental value of $0.8 million and (3) if he so elects, continued health, dental and vision insurance coverage under our group health plan until September 16, 2010. Mr. DeBlasio has until March 16, 2010 to exercise any stock options that were vested as of March 16, 2009.

5.	Income Taxes

          At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

          Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the three months ended March 31, 2009 and 2008 was (0.7%) and 27.3%, respectively. The fluctuation in the effective income tax rate is attributable to a change in our valuation allowance and state income taxes.

          The annual effective tax rate for 2009 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States, or U.S., the U.K. and other foreign jurisdictions, enactments of new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

          We continue to maintain a valuation allowance against our deferred tax assets totaling $127.0 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our projected future U.S. pre-tax income, we do not have sufficient positive evidence for the release of our valuation allowance against our U.S. deferred tax assets within the next 12 months; therefore, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

          For the three months ended March 31, 2009, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6.	Net (Loss) Income Per Share

          We computed basic net (loss) income per share using the weighted average number of shares of common stock outstanding during the period. We computed diluted net (loss) income per share using the weighted average number of shares of common stock and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. The treasury stock method calculates the dilutive effect for only those stock options and warrants for which the sum of proceeds, including unrecognized compensation and any windfall tax benefits, is less than the average stock price during the period presented. This method excludes potentially dilutive shares from the computation of net (loss) income per share if their effect is anti-dilutive.

          On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards, or SFAS, No. 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we adjusted all prior-period earnings per share data presented retrospectively. The adoption of FSP EITF 03-6-1 decreased our basic earnings per share by $0.01 for the three months ended March 31, 2008.

          Basic and diluted net (loss) income per share for the three months ended March 31, 2009, and 2008 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(6,608)	$739
Less: income allocated to participating securities	—	(11)
Net (loss) income available to common stockholders	(6,608)	728

Weighted average shares outstanding, basic	49,414	49,110

Effect of dilutive securities:
Stock compensation plans	—	165

Weighted average shares outstanding, diluted	49,414	49,275

Basic net (loss) income per share	$(0.13)	$0.01
Diluted net (loss) income per share	$(0.13)	$0.01

Anti-dilutive securities not included in diluted net loss per share calculation:
Stock compensation plans	5,679	2,473
Warrants to purchase common stock[1]	—	34

Total anti-dilutive securities	5,679	2,507

[1] All remaining warrants to purchase common stock expired August 22, 2008.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7.	Fair Value Measurements

          Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, as it relates to recurring financial assets and liabilities. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Effective January 1, 2009, we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that we recognize or disclose at fair value in the financial statements on a nonrecurring basis in accordance with the deferral provisions of FASB Staff Position FAS 157-2. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in the first step of a goodwill impairment test. Our adoption in 2009 did not have a material impact on our financial statements.

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

          We have also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for rights, or the ARS Rights, from one of our investment providers to sell at par value our auction rate securities originally purchased from the investment provider at anytime during a two-year period beginning June 30, 2010. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value.

          The following tables represent the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds and other[1]	$28,211	$—	$—	$28,211
Corporate debt securities[2]	—	2,605	—	2,605
Auction rate securities[3]	—	—	6,370	6,370
ARS Rights[3]		—	626	626
Total	$28,211	$2,605	$6,996	$37,812

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Money market funds and other[1]	$21,877	$—	$—	$21,877
Corporate debt securities[2]	—	5,699	—	5,699
U.S. Treasury bills[2]	—	1,500	—	1,500
Auction rate securities[3]	—	—	6,378	6,378
ARS Rights[3]	—	—	649	649
Total	$21,877	$7,199	$7,027	$36,103

[1]	Included in cash and cash equivalents in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, in addition to $24,683 and $24,993 of cash, respectively.
[2]	Included in short-term investments in marketable securities in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008.
[3]
Included in investments and other related assets in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, in addition to $1,752 and $1,623 of equity method investment and other assets, respectively.

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

          Due to the uncertainty as to when the auction rate securities markets will improve, we are carrying our auction rate securities as non-current investments as of March 31, 2009. Also, in conjunction with our acceptance of the ARS Rights in November 2008, we changed the investment classification of our auction rate securities to trading from available for sale. As a result, changes in fair value are included in earnings, and for the three months ended March 31, 2009, we have recorded a change in fair value of less than $0.1 million in “Non-operating (income) expense” in the accompanying condensed consolidated statements of operations.

          The following table summarizes changes in fair value of our Level 3 financial assets (in thousands):

	Three Months Ended March 31,
	2009		2008
	Auction Rate Securities	ARS Rights	Auction Rate Securities
Balance, beginning of period	$6,378	$649	$7,150
Net realized loss included in earnings	(8)	(23)	—
Unrealized loss included in other comprehensive income	—	—	(330)
Balance, end of period	$6,370	$626	$6,820

8.	Contingencies and Litigation

          We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, such matters will result in liabilities material to our consolidated financial condition, results of operations or cash flows.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9.	Recent Accounting Pronouncements

          As discussed in note 7, we adopted SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities that we recognize or disclose at fair value in the financial statements on a nonrecurring basis effective January 1, 2009. The major categories of nonfinancial assets and nonfinancial liabilities that we measure at fair value, for which we have not applied the provisions of SFAS No. 157, include reporting units measured at fair value in the first step of a goodwill impairment test. The adoption of this pronouncement for nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations or cash flows.

          We adopted SFAS No. 141 (revised 2007), Business Combinations, effective January 1, 2009. This pronouncement replaces SFAS No. 141, Business Combinations. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. This pronouncement also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008. The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows, although it could have a material impact on any business combinations entered into in 2009 or future periods.

          We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, effective January 1, 2009. This pronouncement amends Accounting Research Bulletin 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. This pronouncement also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, this pronouncement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

          We adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, effective January 1, 2009. This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

          As discussed in note 6, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, effective January 1, 2009. This pronouncement provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. We have retrospectively reduced earnings per share data by $0.01 for the three months ended March 31, 2008 to conform to the provisions in this pronouncement.

          We adopted Emerging Issues Task Force, or EITF, Issue no. 08-6, Equity Method Investment Accounting Considerations, effective January 1, 2009. The purpose of this EITF is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this EITF did not have a material impact on our financial position, results of operations or cash flows.

          In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This pronouncement amends and clarifies SFAS No. 141R to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008 and we adopted the pronouncement effective January 1, 2009. The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows, although it could have a material impact on any business combinations entered into in 2009 or future periods.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 which amended both SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No. FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of these pronouncements are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all the pronouncements. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. We plan to adopt these pronouncements in the quarter ending June 30, 2009 and do not expect the pronouncements will have a material impact on our financial position, results of operations or cash flows.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

          We are an Internet solutions company providing a suite of network optimization and delivery products and services that manage, deliver and distribute applications and content with a 100% availability service level agreement. With a global platform of data centers, managed Internet services and a content delivery network, or CDN, we help our customers innovate their business, improve service levels and lower the cost of information technology operations. These solutions, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

          We deliver services through our 67 service points across North America, Europe, Asia, India and Australia. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to multiple major Internet backbones, also referred to as network service providers or NSP’s, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc. We operate in three business segments: IP services, data center services and CDN services, as further described below and in note 2 to the accompanying financial statements included in Part I, Item 1.

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

          We also believe that our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network.

          During the three months ended March 31, 2009, we changed our method of counting customers. Under the previous approach, we counted (1) customers who we invoiced for at least one full month in the quarter, (2) customers who purchased our FCP product, which typically has a large non-recurring component and (3) new customers in the quarter who had signed contracts even though we had not yet invoiced them. Under our new method, we count only recurring-revenue customers who maintain service during the final month of each quarter, thereby excluding new customers acquired in the quarter that have not yet been invoiced and customers purchasing only FCP products. This change provides us and our stockholders more relevant information.

          We currently have 3,174 customers, serving a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology. Our customer count is summarized in the following table:

Number of Customers
March 31, 2009	3,174
December 31, 2008	3,311
September 30, 2008	3,375
June 30, 2008	3,433
March 31, 2008	3,414

          On January 29, 2009, we announced the appointment of J. Eric Cooney as our President and Chief Executive Officer and a member of our board of directors effective March 16, 2009. Mr. Cooney succeeded James P. DeBlasio, who resigned as President and Chief Executive Officer effective as of March 16, 2009 and as a director effective as of March 15, 2009. In connection with his employment, Mr. Cooney will receive (1) an annual base salary of $600,000, (2) a cash signing bonus of $300,000 (under certain circumstances, Mr. Cooney will be obligated to reimburse us for $150,000 of the signing bonus if his employment terminates prior to March 1, 2011), (3) an option to purchase 600,000 shares of our common stock at a purchase price of $2.24, representing the closing price on the day of his commencement of work, 25% of which will vest on the first anniversary of the grant date and the remainder to vest in 36 equal monthly installments thereafter, (4) a new hire grant of 300,000 shares of restricted stock, which will vest in four equal annual installments, (5) a grant of 200,000 shares of restricted stock on each of the first anniversary and the second anniversary of his commencement of work, both such grants to vest in four equal annual installments, (6) an annual incentive bonus based upon criteria established by our Board of Directors, with a target level of 100% of base salary and a maximum level of 200% of base salary and (7) customary benefits including vacation. The agreement provides for “at will” employment.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          Pursuant to the terms of a separation agreement with Mr. DeBlasio, he received (1) a cash payment of $927,000, one half of which was paid in March 2009 with the remainder recorded as a liability in the accompanying financial statements to be paid in September 2009, (2) full vesting of all equity awards previously granted to him as of March 16, 2009, having an incremental value of $0.8 million and (3) if he so elects, continued health, dental and vision insurance coverage under our group health plan until September 16, 2010. Mr. DeBlasio has until March 16, 2010 to exercise any stock options that were vested as of March 16, 2009.

          On March 31, 2009, we announced a restructuring program designed to reduce operating costs. The restructuring program reduced our workforce by 45 employees, representing 10% of our total workforce. The reductions were primarily in back-office staff functions and included the elimination of certain senior management positions. We expect the total estimated costs associated with the restructuring to be approximately $1.2 million, of which we recorded $0.9 million during the three months ended March 31, 2009. These costs relate primarily to non-recurring severance payments. Substantially all of these charges consist of cash expenditures. We expect that all remaining charges will be incurred by June 30, 2009 and that the restructuring program will generate approximately $5.0 million in annualized operating expense savings.

          We are currently in a time of severe deteriorating economic conditions and have seen signs of slowdowns and cautious behavior from our customers. We are continuing to monitor and review our performance and operations in light of the continuing negative global economic conditions. In particular, we continue to analyze our business to control our costs, especially through making process enhancements and renegotiating network contracts for more favorable pricing and terms. In addition, if operating results deteriorate or do not improve, and/or if unfavorable changes continue to occur in other economic factors used to estimate fair values, we may incur additional restructuring charges or non-cash impairment charges to goodwill or other intangible assets in the future. This is particularly true for our CDN services reporting unit, as well as our FCP products reporting unit within IP services.

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

          Our IP services segment also includes our flow control platform, or FCP. Our FCP is a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The FCP functions similarly to our P-NAP. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. This product represents less than 5% of both our IP services revenue and our consolidated revenue for the three months ended March 31, 2009 and 2008.

Data Center Services

          Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate the issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and content delivery, along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals.

          To maximize this footprint, we use a combination of facilities managed by us and facilities managed by third parties, referred to as partner sites. We offer a comprehensive solution at 47 service points, including nine locations managed by us and 38 locations managed by third parties. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We have relationships with various providers to extend our P-NAP model into markets with high demand.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

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

Recent Accounting Pronouncements

          Recent accounting pronouncements are summarized in note 9 to the accompanying financial statements.

Results of Operations

          Revenues. We generate revenues primarily from the sale of IP services, data center services and CDN services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We also provide premise-based route optimization products and other ancillary services, such as server management and installation services, virtual private networking services, managed security services, data back-up, remote storage, restoration services and professional services.

          Direct Costs of Network, Sales and Services. Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing Internet network service providers, or NSPs, and competitive local exchange providers;
●	facility and occupancy costs for housing and operating our and our customers’ network equipment;
●	costs of FCP solutions sold;
●	costs incurred for providing additional third party services to our customers; and
●	royalties and costs of license fees for operating systems software.

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

          Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over useful lives of three to eight years. The weighted average of remaining lives at March 31, 2009 was approximately six years.

          Direct Costs of Customer Support. Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, we include facilities costs associated with the network operations centers in direct costs of customer support.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Three Months Ended March 31, 2009 and 2008

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

Data center services had solid revenue growth during the three months ended March 31, 2009, and became our largest business segment for the quarter, generating 48% of total revenues.   However, we continued to see pressure in our IP and CDN services segments due to a slowing economy.  Operationally, we took steps to streamline our back-office functions and reduce our cost structure.   As previously discussed, on March 31, 2009 we announced of a 10% reduction in workforce that we expect will save us approximately $5.0 million in operating expense on an annualized basis.  We will continue to look for ways to optimize growth and profitability in the coming months.

Total revenue for the three months ended March 31, 2009 was $63.9 million, an increase of 3% compared to the three months ended March 31, 2008. This increase was driven by an improvement in our data center services revenue, which increased 22% compared to the prior year period, and was partially offset by declines in both of our IP and CDN services segments. Total segment gross profit for the three months ended March 31, 2009 was $28.3 million compared to $30.7 million for the three months ended March 31, 2008.  This decrease of $2.4 million was primarily the result of lower segment gross margins in the IP and CDN services segments.

Operating expenses totaled $70.3 million for the three months ended March 31, 2009 and included a $0.9 million restructuring charge incurred in the quarter associated with our 10% reduction in workforce announcement in March 2009.  In addition, we incurred $2.2 million in both cash and non-cash executive transition costs associated with J. Eric Cooney’s succession of James P. DeBlasio as President and Chief Executive Officer effective March 16, 2009.

The following table sets forth, as a percentage of total revenues, selected statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenues:
IP services	44.7%	50.1%
Data center services	47.9	40.6
CDN services	7.4	9.3
Total revenues	100.0	100.0

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	17.7	18.2
Data center services	34.8	29.2
CDN services	3.2	3.1
Direct costs of amortization of acquired technologies	1.8	2.0
Direct costs of customer support	6.9	7.0
Product development	3.0	3.7
Sales and marketing	12.2	14.2
General and administrative	14.0	11.8
Provision for doubtful accounts	0.6	1.1
Depreciation and amortization	10.8	8.7
Restructuring	1.4	—
Executive transition	3.5	—
Total operating costs and expenses	109.9	99.0
(Loss) income from operations	(9.9)%	1.0%

          Segment Information. We operate in three business segments: IP services, data center services and CDN services. IP services include managed and premise-based high performance IP and route optimization technologies. Data center services include hosting of customer applications directly on our network to eliminate issues associated with the quality of local connections. Data center services are increasingly being bundled with our high performance IP connectivity services. CDN services include products and services for storing and delivering digital media to large global audiences over the Internet.

          Our reportable segments are strategic business units that offer different products and services. As of March 31, 2009, our customer base totaled 3,174 customers across more than 20 metropolitan markets. As discussed above, we changed our method of counting customers during the three months ended March 31, 2009. Under the previous approach, we counted (1) customers who we invoiced for at least one full month in the quarter, (2) customers who purchased our FCP product, which typically has a large non-recurring component and (3) new customers in the quarter who had signed contracts even though we had not yet invoiced them. Under our new method, we count only recurring-revenue customers who maintain service during the final month of each quarter, thereby excluding customers in transition within the quarter, new customers acquired in the quarter not yet invoiced and customers purchasing only FCP products. This change provides us and our stockholders more relevant information.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          IP Services. Revenues for IP services decreased $2.5 million, or 8%, to $28.6 million for the three months ended March 31, 2009, compared to $31.1 million for the three months ended March 31, 2008. The decrease in IP revenues was driven by the loss of several large customers during the three months ended March 31, 2009 and a large equipment sale during the three months ended March 31, 2008, a reduction in the rate at which we signed new customers and a decline in IP pricing, partially offset by an increase in overall traffic. There have been ongoing industry-wide pricing declines over the last several years. The effective price we charge our customers for IP Services, measured in megabits per second, or Mbps, decreased approximately 26% from the three months ended March 31, 2008 to the three months ended March 31, 2009. However, we continue to experience increasing demand for our traditional IP services. IP traffic increased approximately 31% from the three months ended March 31, 2008 to the three months ended March 31, 2009. The increase in IP traffic resulted from customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. IP services revenues also included FCP and other hardware sales of $0.7 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.

          Direct costs of IP network, sales and services, exclusive of depreciation and amortization was $11.3 million for both the three months ended March 31, 2009 and 2008. Direct costs of IP network, sales and services were 40% and 36% of IP services revenues for the three months ended March 31, 2009 and 2008, respectively. IP services segment gross profit decreased approximately $2.5 million to $17.3 million for the three months ended March 31, 2009, from $19.8 million for the three months ended March 31, 2008. The increase in direct costs as a percentage of revenues and the decrease in segment gross profit is due to lower revenue relative to the additional costs associated with new and expanded P-NAPs in Boston and Chicago. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. During the three months ended March 31, 2009, we continued to renegotiate our agreements with our major network service providers, which included cancellation and consolidation of certain contracts that in the aggregate resulted in both lower minimum commitments and bandwidth rates. If our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

          Data Center Services. Data center services continue to be a significant source of revenue growth for our business. Revenues for data center services increased $5.4 million, or 22%, to $30.6 million for the three months ended March 31, 2009, compared to $25.2 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we completed the data center expansions in New York and Boston, adding 23,000 gross square feet of data center space, of which approximately 80% will be available to sell to data center customers. These two expansions complete the previously reported $40.0 million expansion plan initiated in 2008 and the additional data center space positions us to sell more bundled services in company-operated locations in 2009, thereby enhancing data center gross margins.

          The direct costs of data center services, exclusive of depreciation and amortization, increased $4.1 million, or 23%, to $22.3 million for the three months ended March 31, 2009, compared to $18.1 million for the three months ended March 31, 2008. Data center services contributed $8.4 million of segment gross profit for the three months ended March 31, 2009, an increase of $1.3 million from $7.1 million for the three months ended March 31, 2008. Direct costs of data center services as a percentage of corresponding revenues increased to 73% for the three months ended March 31, 2009 from 72% for the three months ended March 31, 2008.

          The growth in data center revenues and direct costs of data center services largely follows our expansion of data center space, and we believe the demand for data center services continues to outpace industry-wide supply. Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and third parties, referred to as partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs, especially rent, of sites operated by us in advance of revenues, these sites are more profitable at certain levels of utilization than the use of partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. We seek to optimize the most profitable mix of available data center space operated by us and our partners and have reduced the number of vendors utilized for partner sites. The increase in initial operating costs of sites operated by us drove the higher percentage of direct costs for the three months ended March 31, 2009 compared to the same period in 2008. We expect direct costs of data center services as a percentage of corresponding revenues to decrease as the recently expanded sites operated by us contribute to revenue and become more fully utilized.

          CDN Services. Revenues for our CDN services segment decreased $1.0 million, or 18%, to $4.7 million for the three months ended March 30, 2009, compared to $5.7 million for the three months ended March 31, 2008. The decrease in revenues was primarily due to a continuing highly-competitive market for CDN services that is driving lower prices and higher customer churn.

          Direct costs of network, sales and services, exclusive of depreciation and amortization, for our CDN services segment increased approximately $0.1 million, or 6%, to $2.1 million for the three months ended March 31, 2009, compared to $1.9 million for the three months ended March 31, 2008. Segment gross profit for CDN services decreased $1.2 million to $2.6 million for the three months ended March 31, 2009 from $3.8 million for the three months ended March 31, 2008. Direct costs of CDN network, sales and services were 44% of CDN services revenues for the three months ended March 31, 2009, compared to 34% for the three months ended March 31, 2008. The increase in direct costs as a percentage of revenues for the three months ended March 31, 2009 primarily related to increased price competition within the market and costs associated with the relocation of several customers to a different data center. These increases were partially offset by a lower allocation of direct costs of IP network sales and services. CDN network sales and services include an allocation of direct costs of IP network sales and services based on the average cost of actual usage by the CDN segment. The allocation of direct costs of IP network sales and services was $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. The CDN segment will also further benefit from the renegotiated rates with our network service providers discussed above under IP Services.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          As part of our ongoing review of our business and segments, we are considering possible changes in how we report, monitor and measure our CDN services relative to IP and data center services. We cannot anticipate that any such changes will directly result in restructuring or impairment charges.  However, we may nevertheless incur additional restructuring or non-cash impairment charges to goodwill or other intangible assets in the future if operating results deteriorate or do not improve and/or if unfavorable changes continue to occur in other economic factors used to estimate fair values. This is particularly true for our CDN services reporting unit, as well as our FCP products reporting unit within IP services.

          Other Operating Expenses. Other than direct costs of network, sales and services, our compensation and facilities-related costs have the most pervasive impact on recurring operating expenses. Compensation and benefits comprise our next largest expense after direct costs of network, sales and services. Cash-basis compensation and benefits increased $1.0 million to $14.8 million for the three months ended March 31, 2009 from $13.8 million for the three months ended March 31, 2008. Compensation and benefits do not include $0.9 million of restructuring expense as of March 31, 2009. We discuss these costs below under the caption “Restructuring.” The increase in cash-basis compensation and benefits is primarily due to an increase in severance of $1.2 million for our former President and Chief Executive Officer and other employees that were not part of the restructuring plan and the benefit of $0.6 million for the Georgia Headquarters Tax Credit during the three months ended March 31, 2008. The increase also included a cash signing bonus of $0.3 million to our new President and Chief Executive Officer. Immediately prior to our reduction in workforce on March 31, 2009, total headcount was 446, compared to 442 at March 31, 2008. Our reduction in workforce as of March 31, 2009 reduced headcount by 45 employees or 10%. The reductions were primarily to back-office staff functions and included the elimination of certain senior management positions. We expect the restructuring program to be completed by June 30, 2009. When completed, we expect the reduction to generate approximately $5.0 million in annualized operating expense savings. The increases in wages and salaries were partially offset by a reduction in commissions of $0.7 million due to lower sales, particularly for higher commissionable IP and CDN services, and our new commission plan. Stock-based compensation decreased $0.3 million to $2.1 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008. The decrease is due to fewer grants of stock-based awards, an increase in adjustments for forfeitures of unvested awards through employee turnover and a lower fair value for new awards based on our lower stock price. Stock-based compensation for the three months ended March 31, 2009 also included $0.8 million for the resignation of our former President and Chief Executive Officer, as discussed above, which resulted in the full vesting as of March 16, 2009 of all equity awards previously granted to him. Stock-based compensation is summarized by the following financial statement captions (in thousands):

	Three Months Ended March 31,
	2009	2008
Direct costs of customer support	$254	$486
Product development	158	253
Sales and marketing	372	474
General and administrative	457	1,162
Executive transition	815	—
	$2,056	$2,375

          Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, is our next largest recurring expense and increased $0.1 million to $2.0 million for the three months ended March 31, 2009 compared to $1.9 million for the three months ended March 31, 2008.

          We further discuss additional operating expenses with the financial statement captions below.

          Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies remained consistent at $1.2 million for the both three months ended March 31, 2009 and 2008.

          Direct Costs of Customer Support. Direct costs of customer support were $4.4 million for both the three months ended March 31, 2009 and 2008. There was an increase of $0.5 million in cash-basis compensation and benefits including severance related to a former vice president who was terminated separately from the restructuring plan, partially offset by decreases of $0.2 million in stock-based compensation and $0.1 million in facilities and related costs.

          Product Development. Product development costs for the three months ended March 31, 2009 decreased 17% to $1.9 million from $2.3 million for the three months ended March 31, 2008. The decrease of $0.4 million was attributable to decreases of $0.1 million in each of professional services costs, cash-basis compensation and benefits, and stock-based compensation.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          Sales and Marketing. Sales and marketing costs for the three months ended March 31, 2009 decreased 12% to $7.8 million from $8.8 million for the three months ended March 31, 2008. The decrease of $1.0 million was comprised primarily of $0.7 million in lower sales commissions and $0.1 million for stock-based compensation as discussed above.

          General and Administrative. General and administrative costs for the three months ended March 31, 2009 increased 22% to $9.0 million from $7.3 million for the three months ended March 31, 2008. The increase of more than $1.6 million was primarily caused by a $1.8 million increase in professional services, partially offset by a $0.7 million decrease in stock-based compensation. Professional services costs were higher due to use of consultants for contract labor, process improvements and other outside services, particularly in finance and information technology and for personnel recruiting fees. Stock-based compensation decreased due to a portion of the expense related to our former President and Chief Executive Officer being recorded in the caption “Executive transition” and the other reasons given above in “Other Operating Expenses.”

          Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $0.4 million for the three months ended March 31, 2009, from $0.7 million for the three months ended March 31, 2008. We continue to strongly focus on our customers’ ability to make payment in light of the current economic conditions, and we have put into place additional upfront requirements such as prepayments or deposits for new customers before commencing delivery of our services. These recent enhancements to our credit and collection policies and procedures have enabled us to reduce our provision for doubtful accounts.

          Depreciation and Amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 28% to $6.9 million for the three months ended March 31, 2009, compared to $5.4 million for the three months ended March 31, 2008. The increase of $1.5 million includes the effects of our recent expansion of data centers and P-NAP capabilities.

          Restructuring. As previously discussed, on March 31, 2009, we announced a restructuring program designed to reduce operating costs. The restructuring program included a reduction in our workforce by 45 employees, representing 10% of our total workforce. The reductions were primarily in back-office staff functions and included the elimination of certain senior management positions. When completed during the three months ending June 30, 2009, we expect to generate approximately $5.0 million in annualized operating expense savings. We expect to incur total costs associated with this restructuring of approximately $1.2 million, of which we recorded approximately $0.9 million during the three months ended March 31, 2009. These costs relate primarily to non-recurring severance payments. Substantially all of these charges consist of cash expenditures.

          Executive Transition. As previously discussed, on January 29, 2009, we announced the appointment of J. Eric Cooney as our President and Chief Executive Officer and a member of our board of directors effective March 16, 2009. Mr. Cooney succeeded James P. DeBlasio, who resigned as President and Chief Executive Officer effective as of March 16, 2009 and as a director effective as of March 15, 2009. Executive transition costs included $0.3 million signing bonus paid to Mr. Cooney as well as $0.2 million in professional service placement fees. The costs also included $0.9 million of cash severance for Mr. DeBlasio and $0.8 million of stock-based compensation related to the full vesting as of March 16, 2009 of all equity awards previously granted to him.

          Non-operating Income and Expense. Interest income was $0.1 million for the three months ended March 31, 2009 and $0.7 million for the three months ended March 31, 2008. The decrease of $0.6 million reflects a reduction in total interest-earning investments, a move toward lower-risk investments and lower overall interest rates. Interest expense was $0.2 million for the three months ended March 31, 2009 and $0.3 million for the three months ended March 31, 2008. The decrease of $0.1 million was due to carrying a lower outstanding balance on our revolving credit facility during much of the three months ended March 31, 2009.

          Provision for Income Taxes. We recorded a provision for income taxes of less than $0.1 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended March 31, 2009 and 2008, was (0.7%) and 27.3%, respectively. The fluctuation in the effective income tax rate was attributable to a change in our valuation allowance and state income taxes.

          The effective annual rate for 2009 could change due to number of factors including, but not limited to, our geographic profit mix between the U.S., the U.K. and other foreign jurisdictions, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities and the expiration of the statute of limitations for open years.

          We continue to maintain a valuation allowance against our deferred tax assets totaling $127.0 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our projected future U.S. pre-tax income, we do not have sufficient positive evidence for the release of our valuation allowance against our U.S. deferred tax assets within the next 12 months; therefore, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          For the three months ended March 31, 2009, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Liquidity and Capital Resources

Cash Flow for the Three Months Ended March 31, 2009 and 2008

          Net Cash from Operating Activities. Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $4.7 million while changes in operating assets and liabilities generated cash from operations of more than $2.6 million. We anticipate continuing to generate cash flows from our results of operations, or net (loss) income adjusted for non-cash items, and manage changes in operating assets and liabilities toward a net $0 change over time in subsequent periods. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

          The primary non-cash adjustment in the three months ended March 31, 2009 was $8.0 million for depreciation and amortization, which included the effects of the expansion of our P-NAP and data center facilities. Non-cash adjustments also included $2.1 million for stock-based compensation expense which we discuss above in “Results of Operations.” The changes in operating assets and liabilities included decreases in accounts receivable and prepaid expenses, deposits and other assets of $1.9 million and $0.8 million, respectively. There was also an increase in deferred revenue of $0.7 million, partially offset by a decrease in accounts payable of $1.1 million. Accounts receivable decreased due to aggressive collections related to our recently enhanced credit and collections policy while prepaid expenses, deposits and other assets decreased primarily because of lower prepaid insurance and prepaid partner colocation. Deferred revenue increased due to a large customer installation during the three months ended March 31, 2009 and accounts payable decreased due to the timing of payments, especially for our utilities vendors. Quarterly days sales outstanding at March 31, 2009 decreased to 37 days from 40 days at December 31, 2008.

          Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2008. Our net income, adjusted for non-cash items, generated cash from operations of $11.0 million while changes in operating assets and liabilities represented a use of cash from operations of $5.0 million. The primary non-cash adjustment was $6.6 million for depreciation and amortization, which included the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and the first quarter of 2008. Non-cash adjustments also included $2.4 million for stock-based compensation expense. The changes in operating assets and liabilities included an increase in prepaid expenses, deposits and other assets of $3.2 million, mostly due to a deposit for one of our telecommunication vendors. There were also decreases in accrued expenses and accounts payable of $1.8 million and $1.5 million, respectively. The accrued expenses decrease was primarily due to the payment of employee bonuses during the three months ended March 31, 2008 and the decrease in accounts payable was due to a higher than normal balance at December 31, 2007. This higher balance at December 31, 2007 was largely due to the implementation near year-end of a new telecommunications expense management system for our direct costs and our ongoing data center expansion. These changes were partially offset by a decrease in accounts receivable of $2.8 million. The decrease in accounts receivable is also due to a higher than normal balance at December 31, 2007, primarily from the migration of former VitalStream and other customers to our billing and systems platforms. Quarterly days sales outstanding at March 31, 2008 decreased to 48 days from 53 days at December 31, 2007.

          Net Cash from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2009 was $0.9 million, due to capital expenditures of $5.5 million, offset by maturities of investments in marketable securities of $4.6 million. Our capital expenditures were principally for the continued expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities.

          Net cash used in investing activities for the three months ended March 31, 2008 was $8.1 million, primarily due to capital expenditures of $10.1 million. Our capital expenditures were principally for the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities.

          Net Cash from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2009 was $0.4 million, primarily due to $0.2 million for the acquisition of shares of treasury stock as payment of taxes due from employees for stock-based compensation and payments on capital leases of $0.1 million. We also repaid and re-borrowed $19.8 million on our credit facility to best manage net interest income and expense. As a result of these activities, we had balances of $20.0 million in notes payable and $3.4 million in capital lease obligations as of March 31, 2009 with $0.2 million in the capital leases scheduled as due within the next 12 months. We may also utilize additional borrowings under our credit agreement if we consider it economically favorable to do so.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          Net cash used in financing activities for the three months ended March 31, 2008 was $0.2 million, primarily due to principal payments on capital leases of $0.2 million.

Liquidity

          We continue to monitor and review our performance and operations in light of the continuing negative global economic conditions. A prolonged recession, if it were to occur, may have an adverse impact on spending by the customers we serve, resulting in a decline in demand for our products and services. In addition, deteriorating economic conditions may make it more difficult for our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. Furthermore, current instability in the market for our auction rate securities has caused us to lower our estimate of fair value for these securities, which, along with our ARS Rights described below in “—Non-Current Investments,” represented 19% of our total financial assets measured at fair value. Although we do not believe that this reduction has or will have a material adverse effect on our liquidity or capital resources, we continue to monitor these markets closely. We similarly monitor all of our short-term investments to ensure that instability in liquidity and credit markets do not adversely impact the fair value of these investments. This includes transferring investments in corporate debt securities to money market accounts and U.S. Treasury bills as the debt securities mature.

          We expect to meet our cash requirements for the remainder of 2009 and in 2010 through a combination of net cash provided by operating activities and existing cash, cash equivalents and investments in marketable securities. We may also utilize additional borrowings under our credit agreement, especially for capital expenditures, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

          We have experienced significant impairments and operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses through the year ended December 31, 2008. For the three months ended March 31, 2009, we recorded a net loss of $6.6 million. As of March 31, 2009, our accumulated deficit was $973.4 million. Our net loss for the three months ended March 31, 2009 included $2.2 million for transition of our President and Chief Executive Officer and $0.9 million for restructuring charges. We do not expect to incur these charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future, due in part to the competitive and evolving nature of the industry in which we operate. Also, we are currently in a time of severe deteriorating economic conditions and have seen signs of slowdowns and cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

          Short-Term Investments. Short-term investments consist of high credit quality corporate debt securities. At March 31, 2009, our balance in short-term investments was $2.6 million. All short-term investments have original maturities greater than 90 days but less than one year, are classified as available for sale and are reported at fair value.

          Non-Current Investments. Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. At March 31, 2009, the carrying value of our auction rate securities was $6.4 million, all of which carried AAA/Aaa ratings as of March 31, 2009. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. The securities have historically traded at par value and are callable at par value at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

          While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Due to the uncertainty as to when the auction rate securities markets will improve, we are carrying our auction rate securities as non-current investments as of March 31, 2009. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          In October 2008, we received an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction-rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period beginning June 30, 2010. We intend to exercise the ARS Rights if we are otherwise unable to recover par value on the securities at an earlier date. At March 31, 2009, the carrying value of the ARS Rights was $0.6 million.

          Credit Agreement. On September 14, 2007, we entered into a $35.0 million credit agreement with Bank of America, N.A., as administrative agent, or the Credit Agreement, and lenders who may become a party to the credit agreement from time to time. Four of our subsidiaries, VitalStream Holdings, Inc., VitalStream, Inc., PlayStream, Inc., and VitalStream Advertising Services, Inc., are guarantors of the credit agreement.

          We subsequently amended the Credit Agreement on May 14, 2008 and September 30, 2008, or the Amendment (the Credit Agreement along with the Amendment is referred to as the Amended Credit Agreement). The Amendment modified the original Credit Amendment as follows:

●	converted the outstanding term loan balance of $20.0 million as of September 30, 2008 into a loan under the revolving line of credit facility under the credit agreement;
●	terminated the term loan facility under the credit agreement;
●	increased the total “Revolving Credit Commitment,” as defined in the Amended Credit Agreement, from $5.0 million to $35.0 million;
●	increased the “Letter of Credit Sublimit,” as defined in the Amended Credit Agreement, from $5.0 million to $7.0 million;
●	provided us and Bank of America with an option to enter into a lease financing agreement not to exceed $10.0 million; and
●	modified certain covenants and definitions.

          The interest rate on the Amended Credit Agreement as of March 31, 2009 was 3.0% and is based on Bank of America’s prime rate less a 0.25% margin. The principal amount of $20.0 million is due September 14, 2011. As of March 31, 2009, we had a total of $4.4 million of letters of credit issued and $10.6 million in borrowing capacity on the revolving credit facility. In April 2009, we repaid $19.5 million of the outstanding balance. As of March 31, 2009, we were in compliance, and anticipate maintaining compliance, with the various covenants in the Amended Credit Agreement.

          Our obligations under the Amended Credit Agreement are pledged, pursuant to a pledge and security agreement and an intellectual property security agreement, by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

          Capital Leases. Our future minimum lease payments on remaining capital lease obligations at March 31, 2009 totaled $9.2 million.

          Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless we modify the terms of those agreements. Service commitments primarily represent purchase commitments made to our largest bandwidth vendors and contractual payments to license data center space used for resale to customers. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Short-Term Investments in Marketable Securities. Short-term investments consist of high credit quality corporate debt securities. All of our short-term investments have original maturities greater than 90 days but less than one year. All short-term investments are classified as available for sale and reported at fair value. Due to the short-term nature of our investments in marketable securities, we do not believe that we have any material exposure to market risk changes in interest rates. We estimate that a change in the effective yield of 100 basis points would change our interest income by less than $0.1 million per year.

          Auction Rate Securities and ARS Rights. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. The securities have historically traded at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

INTERNAP NETWORK SERVICES CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)

          While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Due to the uncertainty as to when the auction rate securities markets will improve, we are carrying our auction rate securities as non-current investments as of March 31, 2009. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

          In October 2008, we received and subsequently accepted an offer providing us with the ARS Rights from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period beginning June 30, 2010. We recorded the ARS Rights as a free standing asset separate from the auction rate securities. In conjunction with our acceptance of the ARS Rights, we elected to measure the ARS Rights at fair value. Also, in conjunction with our acceptance of the ARS Rights, we changed the investment classification of our auction rate securities to trading from available for sale. We expect that future changes in the fair value of the ARS Rights will approximate fair value movements in the related auction rate securities.

          As of March 31, 2009, the estimated fair values of our auction rate securities and the ARS Rights were $6.4 million and $0.6 million, respectively. We estimate that a change in the effective yield of 100 basis points in the auction rate securities and ARS Rights would change our interest income by $0.1 million per year.

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

          Interest Rate Risk. Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of March 31, 2009, our long-term debt consisted of a Revolving Credit Facility of $20.0 million with an interest rate of 3.0% and is based on our bank’s prime rate less a 0.25% margin. The principal amount of $20.0 million is due September 14, 2011. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently repaid $19.5 million on the Revolving Credit Facility in April 2009 and plan to borrow on the Revolving Credit Facility from time-to-time, particularly if we consider it economically favorable to do so.

          Foreign Currency Risk. Substantially all of our revenue is currently in U.S. dollars and from customers primarily in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

ITEM 1A. RISK FACTORS

          There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

					(c)	Total Number	(d)	Maximum
						of Shares (or		Number (or
						Units)		Approximate
						Purchased as		Dollar Value) of
						Part		Shares (or Units)
	(a)	Total Number				of Publicly		That May Yet Be
		of Shares (or	(b)	Average Price		Announced		Purchased Under
		Units)		Paid per Share		Plans		the Plans or
Period		Purchased*		(or Unit)		or Programs		Programs
January 1 to 31, 2009		362		$2.67		—		—
February 1 to 28, 2009		6,072		2.96		—		—
March 1 to 31, 2009		84,992		2.55		—		—
Total		91,426		$2.58		—		—

*	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Joinder Agreement to the Employment Security Plan executed by Randal R. Thompson.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

†	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.
*	Documents filed herewith.

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

Date: May 7, 2009