Form 10-Q
period 2009-06-30
INTERNAP NETWORK SERVICES CORP
filed 2009-08-05
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 50,724,988 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

i

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Internet protocol (IP) services	$32,099	$34,636	$64,308	$70,320
Data center services	32,273	27,689	63,988	54,058
Total revenues	64,372	62,325	128,296	124,378
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	12,414	13,146	24,797	26,186
Data center services	24,165	20,338	47,446	38,661
Direct costs of customer support	4,438	4,203	8,841	8,568
Direct costs of amortization of acquired technologies	5,233	1,229	6,391	2,458
Sales and marketing	6,947	7,711	14,746	16,540
General and administrative	10,940	13,572	24,440	23,850
Depreciation and amortization	6,704	5,699	13,582	11,080
Goodwill impairment and restructuring	53,735	—	54,605	—
Total operating costs and expenses	124,576	65,898	194,848	127,343
Loss from operations	(60,204)	(3,573)	(66,552)	(2,965)

Non-operating (income) expense	(16)	(305)	131	(615)

Loss before income taxes and equity in loss (earnings) of equity method investment	(60,188)	(3,268)	(66,683)	(2,350)
Provision for income taxes	438	46	482	297
Equity in loss (earnings) of equity-method investment, net of taxes	19	(77)	88	(149)
Net loss	$(60,645)	$(3,237)	$(67,253)	$(2,498)

Net loss per share:
Basic and diluted	$(1.22)	$(0.07)	$(1.36)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$54,514	$46,870
Short-term investments in marketable securities	—	7,199
Accounts receivable, net of allowance for doubtful accounts of $2,823 and $2,777, respectively	24,026	28,634
Inventory	429	381
Prepaid expenses and other assets	9,426	10,866
Deferred tax asset, current portion, net	—	1
Total current assets	88,395	93,951
Property and equipment, net of accumulated depreciation of $197,520 and $185,895, respectively	94,301	97,350
Investments and other related assets, of which $7,145 and $7,027, respectively, are measured at fair value	8,684	8,650
Intangible assets, net of accumulated amortization of $34,095 and $30,351, respectively	26,064	33,942
Goodwill	39,464	90,977
Deposits and other assets	3,025	2,763
Deferred tax asset, non-current, net	2,857	2,450
Total assets	$262,790	$330,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,441	$19,642
Accrued liabilities	8,616	8,756
Deferred revenues, current portion	4,186	3,710
Capital lease obligations, current portion	80	274
Restructuring liability, current portion	2,991	2,800
Other current liabilities	121	116
Total current liabilities	29,435	35,298
Revolving line of credit, due after one year	20,000	20,000
Deferred revenues, less current portion	2,625	2,248
Capital lease obligations, less current portion	3,226	3,244
Restructuring liability, less current portion	7,229	6,222
Deferred rent	15,127	14,114
Other long-term liabilities	700	762
Total liabilities	78,342	81,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,853 and 50,224 shares, respectively	51	50
Additional paid-in capital	1,219,119	1,216,267
Treasury stock, at cost, 31 and 83 shares, respectively	(89)	(370)
Accumulated deficit	(1,034,076)	(966,823)
Accumulated other comprehensive loss	(557)	(929)
Total stockholders’ equity	184,448	248,195
Total liabilities and stockholders’ equity	$262,790	$330,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,253)	$(2,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other intangible asset impairments	55,647	—
Depreciation and amortization	15,839	13,538
Provision for doubtful accounts	1,444	3,697
Equity in loss (earnings) from equity-method investment	88	(149)
Non-cash changes in deferred rent	1,013	2,147
Stock-based compensation expense	3,363	4,449
Deferred income taxes	(406)	298
Other, net	264	(10)
Changes in operating assets and liabilities:
Accounts receivable	3,164	3,000
Inventory	(48)	(353)
Prepaid expenses, deposits and other assets	1,190	(1,302)
Accounts payable	(6,201)	(750)
Accrued and other liabilities	(140)	(578)
Deferred revenue	853	(699)
Accrued restructuring liability	1,198	(1,107)
Net cash flows provided by operating activities	10,015	19,683

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,037)	(19,521)
Purchases of investments in marketable securities	—	(16,245)
Maturities of investments in marketable securities	7,206	16,295
Change in restricted cash	—	3,120
Net cash flows used in investing activities	(1,831)	(16,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit, due after one year	39,500	—
Principal payments on revolving line of credit, due after one year	(39,500)	—
Payments on capital lease obligations	(212)	(393)
Stock-based compensation plans	(307)	42
Other, net	(58)	(42)
Net cash flows used in financing activities	(577)	(393)

Effect of exchange rates on cash and cash equivalents	37	(38)

Net increase in cash and cash equivalents	7,644	2,901
Cash and cash equivalents at beginning of period	46,870	52,030
Cash and cash equivalents at end of period	$54,514	$54,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

SIX MONTHS ENDED JUNE 30, 2009:
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net loss	—	—	—	—	(67,253)	—	(67,253)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	365	365
Total comprehensive loss*							(66,881)
Stock compensation plans activity and stock-based compensation expense	629	1	2,852	281	—	—	3,134
Balance, June 30, 2009	50,853	$51	$1,219,119	$(89)	$(1,034,076)	$(557)	$184,448

SIX MONTHS ENDED JUNE 30, 2008:
Balance, December 31, 2007	49,759	$50	$1,208,191	$—	$(862,010)	$402	$346,633
Net loss	—	—	—	—	(2,498)	—	(2,498)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	(472)	(472)
Foreign currency translation adjustment	—	—	—	—	—	9	9
Total comprehensive loss*							(2,961)
Stock compensation plans activity and stock-based compensation expense	431	—	4,568	(271)	—	—	4,297
Balance, June 30, 2008	50,190	$50	$1,212,759	$(271)	$(864,508)	$(61)	$347,969

*Total comprehensive loss was $(60,428) and $(3,412) for the three months ended June 30, 2009 and 2008, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

          Internap Network Services Corporation (“we,” “us” or “our”) delivers services through our 71 service points across North America, Europe, the Asia-Pacific region and India. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers or NSP’s, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc. As described in note 2, we operate in two business segments: IP services and data center services. These segments reflect a change from our historical segments, which also included content delivery network, or CDN, services as a separate segment.

          Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include all of our accounts and those of our wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2009 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2008 has been derived from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

          The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, the provision for doubtful accounts, network cost accruals, income taxes, sales, use and other taxes, recoverability of long-lived assets and goodwill, depreciation of property and equipment, the valuation of investments, restructuring allowances and stock-based compensation. Actual results could differ from those estimates.

          The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2009 or subsequent years.

2.	Segments

          We operate in two business segments: IP services and data center services. IP services represent our IP transit activities and include our high-performance Internet connectivity, CDN services and flow control platform, or FCP, products. Data center services primarily include physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security.

          During the three months ended June 30, 2009, we changed how we view and manage our business. We now segregate our CDN services segment and consolidate these financials with our IP services segment, except for the managed server portion of CDN services, which we now consolidate with our data center services segment. The change from our historical segments reflects management’s views of the business and is better aligned with our operational and organizational structure. The primary components of our CDN services have been substantially integrated with our IP services in the IP services segment. This includes integration of our CDN points of presence, or POPs, into our P-NAPs along with aggregating engineering and operations teams and internal financial reporting. In addition, a single manager will be directly accountable to our chief executive officer for the integrated IP services. Historically, CDN services also included managed servers, or hosting and maintaining network equipment on behalf of customers. Since the CDN managed server activity is a hosting activity, it is more similar to our data center services and therefore we have included this activity in our data center services segment. We have reclassified financial information for 2008 to conform to the current period presentation.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The following table shows operating results for our business segments, along with reconciliations from segment gross profit to loss before income taxes and equity in earnings of equity-method investment:

	IP Services	Data Center Services	Total

Three Months Ended June 30, 2009:
Revenues	$32,099	$32,273	$64,372
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	12,414	24,165	36,579
Segment gross profit	$19,685	$8,108	27,793
Other operating expenses, including depreciation and amortization			87,997
Loss from operations			(60,204)
Non-operating income			16
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(60,188)

Three Months Ended June 30, 2008:
Revenues	$34,636	$27,689	$62,325
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	13,146	20,338	33,484
Segment gross profit	$21,490	$7,351	28,841
Other operating expenses, including depreciation and amortization			32,414
Loss from operations			(3,573)
Non-operating income			305
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(3,268)

Six Months Ended June 30, 2009:
Revenues	$64,308	$63,988	$128,296
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	24,797	47,446	72,243
Segment gross profit	$39,511	$16,542	56,053
Other operating expenses, including depreciation and amortization			122,605
Loss from operations			(66,552)
Non-operating (expense)			(131)
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(66,683)

Six Months Ended June 30, 2008:
Revenues	$70,320	$54,058	$124,378
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	26,186	38,661	64,847
Segment gross profit	$44,134	$15,397	59,531
Other operating expenses, including depreciation and amortization			62,496
Loss from operations			(2,965)
Non-operating income			615
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(2,350)

Other operating expenses included product development costs of $1.5 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $4.3 million for the six months ended June 30, 2009 and 2008, respectively.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Segment gross profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of customer support, direct costs of acquired technologies or any other depreciation or amortization associated with direct costs.

          The following table presents selected segment financial information as of June 30, 2009 and December 31, 2008, related to goodwill and total assets:

	IP Services	Data Center Services	Total

June 30, 2009:
Goodwill	$39,464	$—	$39,464
Total assets	173,329	89,461	262,790

December 31, 2008:
Goodwill	$77,312	$13,665	$90,977
Total assets	225,382	104,701	330,083

          We completed an assessment of goodwill for impairment following our decision to consolidate our business segments and reallocate the remaining goodwill (after our June 1, 2009 impairment charge) of the former CDN services segment to the IP services and the data center services segments. As further discussed in note 3, this assessment resulted in aggregate impairment charges of $51.5 million for goodwill and $4.1 million for acquired developed CDN advertising technology.

3.	Goodwill and Other Intangible Assets

Goodwill

          We test goodwill for impairment at least annually as of August 1 of each calendar year. As discussed in note 2, during the three months ended June 30, 2009, we changed how we view and manage our business. We now segregate our CDN services segment and consolidate these financials within our IP services segment, except for the managed server portion of CDN services, which we now consolidate within our data center services segment. The decision to consolidate segments required acceleration of our 2009 annual impairment test of goodwill. Our assessment of goodwill for impairment includes comparing the fair value of our reporting units to the net book value. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

          As a result of our recently-completed assessment based on a measurement date of June 1, 2009, we recorded an aggregate goodwill impairment charge of $51.5 million. This included, in part, $45.8 million to adjust goodwill in our former CDN services segment to $8.8 million and $3.5 million to adjust goodwill in our IP services segment to $32.8 million before the allocation of former CDN services goodwill. The $3.5 million impairment charge in IP services related to our FCP products. Subsequently, the remaining CDN services goodwill of $8.8 million was allocated on a relative fair value basis with $6.6 million allocated to IP services and $2.2 million allocated to data center services. The allocation of goodwill to the data center services segment effectively caused a second triggering event based on a comparison of the fair value of the newly-combined segment to its carrying value and we recorded an additional $2.2 million impairment charge related to CDN managed servers, now included with data center services.

          We present the aggregate goodwill impairment charge in “Goodwill impairment and restructuring” in the accompanying statements of operations for the three and six months ended June 30, 2009. The goodwill impairment in our former CDN services segment is primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of comparable companies. These declines in CDN services revenues and operating results are primarily attributable to continued pricing pressures, which were partially offset by traffic increases. This is combined with higher costs of sales related to traffic mix, as well as a weakened economy and steady customer churn. This has led to a renewed emphasis on and dedication of our internal resources within our IP services to strengthen our services offering in the video segment of the market and leverage our entire IP backbone and cost structure. Similarly, the goodwill impairment in our IP services segment is due to declines in our FCP products revenues and operating results. The declines in FCP are primarily attributable to lower sales associated with a reduced marketing effort as we reevaluate our equipment sales strategy for FCP.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2008 and six months ended June 30, 2009 in accordance with our current segments are as follows:

		Data
	IP	Center
	Services	Services	Total
Balance, January 1, 2008
Goodwill	$152,087	$38,590	$190,677
Impairment	(74,775)	(24,925)	(99,700)
Balance, December 31, 2008
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(74,775)	(24,925)	(99,700)
Subtotal	77,312	13,665	90,977
Impairment	(37,848)	(13,665)	(51,513)
Balance, June 30, 2009
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(112,623)	(38,590)	(151,213)
Total	$39,464	$-	$39,464

          The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the valuation methodologies we used to derive the fair value of the former CDN services segment:

●
Income Approach: To determine fair value, we discounted the expected cash flows of the former CDN services segment and the FCP products reporting unit within the IP services segment. We calculated expected cash flows using a compounded annual revenue growth rate of approximately 20% for CDN services and 3% for FCP products, forecasting existing cost structures and considering capital reinvestment requirements. We used a discount rate of 16% for CDN services and 18% for FCP products, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

●
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our CDN services segment and FCP products reporting unit within the IP services segment using several market-based approaches, including the enterprise value that we derive based on our stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue multiples below the median for our comparable companies.

          We will continue to perform our annual impairment testing as of August 1 each year absent any impairment indicators or other changes that may cause more frequent analysis.

Other Intangible Assets

          In conjunction with reorganizing our business segments and the associated review of our long-term financial outlook, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in:

●	an impairment charge of $4.1 million in acquired developed CDN advertising technology due to a strategic change in market focus,
●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated useful life (from 38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers,

●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN trade names over a shorter estimated useful life (from 32 months remaining as of June 1, 2009 to 17 months) to reflect the decreased value of the acquired trade names to our business, and

●
a change in estimates that resulted in an acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated useful life (from nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The impairment charge of $4.1 million for acquired developed CDN advertising technology is included in the caption “Direct costs of amortization of acquired technologies” in the accompanying statements of operations. The change in estimates of remaining lives for certain of our intangible assets related to acquired CDN customer relationships, trade names and non-compete agreements resulted in an increase to our net loss of $0.5 million. The impairment charges and changes in estimated remaining lives of CDN intangible assets did not impact our cash balances or result in violation of any covenants of our debt instruments. These adjustments increased our net loss approximately $0.01 per basic and diluted share for both the three and six months ended June 30, 2009. We do not believe that our remaining intangible assets are impaired.

          The components of our amortizing intangible assets are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology based	$35,927	$(15,575)	$40,061	$(13,317)
Contract based	24,232	(18,520)	24,232	(17,034)
Total	$60,159	$(34,095)	$64,293	$(30,351)

4.	Restructuring

          On March 31, 2009, we announced a restructuring plan to reduce our workforce by 45 employees, representing 10% of our total workforce. The reductions were primarily in back-office staff functions and included the elimination of certain senior management positions. We recorded $0.9 million of non-recurring severance payments during the six months ended June 30, 2009. Substantially all of these charges consisted of cash expenditures.

          During the three months ended June 30, 2009, we also incurred additional costs related to the restructuring plan announced in March 2009. The restructuring charge included an additional $0.1 million related to two leased facilities. Due to the short terms remaining on these leases, we do not expect to earn any sublease income in future periods. We expect to complete payments related to this restructuring plan in the next 12 months.

          During the three months ended June 30, 2009, we reviewed and made adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans. The adjustments resulted from extending the period during which we do not anticipate receiving sublease income from these properties due to our belief that it will take additional time to find sublease tenants and an increase in availability of space in each of these markets. The related analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The new assumptions resulted in an increase to our restructuring accrual of $2.1 million, which we recorded as an addition to restructuring expense and an increase to the related liability.

          We report all of these charges and adjustments to the restructuring liability in "Goodwill impairment and restructuring" in the accompanying statements of operations. The following table displays the activity and balances for the restructuring activity for the three months ended June 30, 2009 (in thousands):

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2008 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments[1]	Cash Payments	June 30, 2009 Restructuring Liability
Activity for 2009 restructuring charge:
Employee separations	$—	$877	$47	$(736)	$188
Real estate obligations	—	129	5	(6)	128
	—	1,006	52	(742)	316

Activity for 2007 restructuring charge:
Real estate obligations	6,276	—	1,768	(929)	7,115

Activity for 2001 restructuring charge:
Real estate obligations	2,746	—	324	(281)	2,789

Total	$9,022	$1,006	$2,144	$(1,952)	$10,220

[1] Includes a reclassification of accrued liabilities and deferred rent of approximately $0.1 million.

5.	Stock-Based Compensation and Executive Transition

          During the three and six months ended June 30, 2009, we granted 0.2 million and 1.9 million stock options, respectively, and 0.1 million and 0.8 million shares of unvested restricted common stock, respectively. During the six months ended June 30, 2009, these grants included 1.1 million stock options and 0.4 million shares of unvested restricted common stock granted in conjunction with annual performance evaluations. The unvested restricted common stock included reissuance of 0.2 million shares of treasury stock, having a cost of $0.6 million. We acquired the shares of treasury stock from time-to-time as payment of taxes due from employees for stock-based compensation, including $0.1 million for both the three months ended June 30, 2009 and 2008, and $0.3 million for both the six months ended June 30, 2009 and 2008. Total stock-based compensation was $1.3 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation for the six months ended June 30, 2009 also included $0.8 million of expense associated with the resignation of our former President and Chief Executive Officer, which resulted in a modification of his stock options and restricted common stock, as discussed below. We use the Black-Scholes option valuation model to determine our equity-classified stock-based compensation expense.

          On March 16, 2009, J. Eric Cooney became our President and Chief Executive Officer and a member of our board of directors following the resignation of James P. DeBlasio. Mr. Cooney’s employment letter provides for (1) an annual base salary of $0.6 million, (2) a cash signing bonus of $0.3 million (under certain circumstances, Mr. Cooney will be obligated to reimburse us for one half of the signing bonus if his employment terminates prior to March 1, 2011), (3) an option to purchase 0.6 million shares of our common stock at a purchase price of $2.24, the closing price on the day of commencement of work, 25% of which will vest on the first anniversary of the grant date and the remainder to vest in 36 equal monthly installments thereafter, (4) a new hire grant of 0.3 million shares of restricted stock, which will vest in four equal annual installments, (5) a grant of 0.2 million shares of restricted stock on each of the first anniversary and the second anniversary of his commencement of work, both such grants to vest in four equal annual installments, (6) an annual incentive bonus based upon criteria established by our board of directors, with a target level of 100% of base salary and a maximum level of 200% of base salary and (7) customary benefits including vacation. The fair value of Mr. Cooney’s stock-based compensation awards is $2.4 million, including the shares that may be issued on the first and second anniversaries of his commencement of work. We record all executive transition costs with general and administrative costs and expenses in the accompanying statements of operations.

          Pursuant to the terms of a separation agreement with Mr. DeBlasio, he received (1) a cash payment of $0.9 million, one half of which we paid in March 2009 with the remainder recorded as a liability in the accompanying financial statements to be paid in September 2009, (2) full vesting of all equity awards previously granted to him, which had an incremental value of $0.8 million and (3) if he so elects, continued health, dental and vision insurance coverage under our group health plan until September 16, 2010. Mr. DeBlasio has until March 16, 2010 to exercise any stock options that were vested as of March 16, 2009.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

          At the end of each interim reporting period, we estimate the effective income tax rate we expect to apply for the full year. We use the effective income tax rate determined to provide for income taxes on a year-to-date basis. We reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

          Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the six months ended June 30, 2009 and 2008 was (1%) and (13%), respectively. The fluctuation in the effective income tax rate is attributable to the permanent tax items, including goodwill and acquired developed CDN advertising technology impairment recorded during the three months ended June 30, 2009, along with changes in our valuation allowance, state and United Kingdom income tax expense.

          The annual effective tax rate for 2009 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States, the United Kingdom and other foreign jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

          We continue to maintain a valuation allowance against our deferred tax assets of $130.1 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize deferred tax assets in the United States in future periods when we estimate them to be realizable. Based on an analysis of our projected future pre-tax income in the United States, we do not have sufficient positive evidence for the release of our valuation allowance against our deferred tax assets in the United States within the next 12 months; therefore, we continue to maintain the full valuation allowance in the United States and all foreign jurisdictions, other than the United Kingdom.

          For the six months ended June 30, 2009, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

7.	Net Loss Per Share

          We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding options and warrants to purchase common stock as such securities are anti-dilutive for all periods presented.

          On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. In accordance with EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we adjusted all prior-period earnings per share data presented retrospectively. The adoption of EITF 03-6-1 did not have any impact on our basic or diluted net loss per share for the three or six months ended June 30, 2009 or 2008.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Basic and diluted net loss per share for the three and six months ended June 30, 2009, and 2008 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss and net loss available to common stockholders	$(60,645)	$(3,237)	$(67,253)	$(2,498)
Weighted average shares outstanding, basic and diluted	49,586	49,208	49,499	49,159
Net loss per share, basic and diluted	$(1.22)	$(0.07)	$(1.36)	$(0.05)

Anti-dilutive securities not included in diluted net loss per share calculation:
Stock compensation plans	5,648	4,137	5,648	4,137
Warrants to purchase common stock[1]	—	34	—	34
Total anti-dilutive securities	5,648	4,171	5,648	4,171

1 All remaining warrants to purchase common stock expired August 22, 2008.

8.	Fair Value Measurements

          Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, as it relates to financial assets and liabilities measured on a recurring basis. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Effective January 1, 2009, we adopted SFAS No. 157 for nonfinancial assets and liabilities that we recognize or disclose at fair value in the financial statements on a nonrecurring basis in accordance with the deferral provisions of FASB Staff Position FAS 157-2, Effective date of FASB Statement No. 157. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in the first step of a goodwill impairment test. Our adoption in 2009 for measuring nonfinancial assets and liabilities did not have a material impact on our financial statements.

          SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The fair value hierarchy is summarized as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities;

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

          The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Available for sale securities:
Money market funds[1]	$26,008	$—	$—	$26,008
Trading securities:
Auction rate securities[2]	—	—	6,578	6,578
ARS Rights[2]	—	—	567	567
Total	$26,008	$—	$7,145	$33,153

1 Included in "Cash and cash equivalents" in the accompanying balance sheets as of June 30, 2009 in addition to $28,506 of cash.
2 Included in "Investments and other related assets" in the accompanying balance sheets as of June 30, 2009 in addition to $1,539 of equity method investment.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

          Due to the uncertainty as to when the auction rate securities markets will improve, we are carrying our auction rate securities as non-current investments as of June 30, 2009. Also, in conjunction with our acceptance of the ARS Rights in November 2008, we changed the investment classification of our auction rate securities to trading from available for sale. As a result, changes in fair value are now included in earnings in “Non-operating (income) expense” in the accompanying statements of operations.

          The following table summarizes changes in fair value of our Level 3 financial assets for the six months ended June 30, 2009 (in thousands):

	Auction Rate Securities	ARS Rights
Balance, January 1, 2009	$6,378	$649
Total gains or (losses) (realized/unrealized) included in earnings	200	(82)
Balance, June 30, 2009	$6,578	$567

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2009	$200	$(82)

          The following tables represent the fair value for our nonfinancial assets measured at fair value on a nonrecurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$39,464	$39,464
Other intangible assets	—	—	26,064	26,064
Total	$—	$—	$65,528	$65,528

          We wrote down goodwill and other intangible assets with carrying amounts of $91.0 million and $31.1 million, respectively, to their fair values of $39.5 million and $27.0 million (before addition of amortization expense of $1.0 million), respectively, resulting in an aggregate impairment charge of $55.6 million, which we included in the net loss for the three and six months ended June 30, 2009. We further discuss the impairments of goodwill and other intangible assets in note 3.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Market risk associated with our variable rate revolving line of credit and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. The following table presents information about our debt and other liabilities at June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving line of credit	$20,000	$20,000	$20,000	$20,000
Other liabilities	821	847	878	897
Total	$20,821	$20,847	$20,878	$20,897

          We estimate the fair values of our revolving line of credit and other liabilities based on current market rates of interest.

9.	Contingencies and Litigation

          We currently, and from time-to-time, are involved in litigation incidental to the conduct of our business. Although we cannot ascertain the amount of liability that may result from these matters, we do not currently believe that, in the aggregate, such matters will result in liabilities material to our consolidated financial condition, results of operations or cash flows.

10.	Recent Accounting Pronouncements

          As discussed in note 8, we adopted SFAS No. 157, Fair Value Measurements, for nonfinancial assets and liabilities that we recognize or disclose at fair value in the financial statements on a nonrecurring basis effective January 1, 2009. The major categories of nonfinancial assets and liabilities that we measure at fair value, for which we have not applied the provisions of SFAS No. 157, include reporting units measured at fair value in the first step of a goodwill impairment test. Adoption of this pronouncement for nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

          We adopted SFAS No. 141 (revised 2007), Business Combinations, effective January 1, 2009. This pronouncement replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired or a gain from a bargain purchase. This pronouncement also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and applies prospectively to business combinations completed on or after January 1, 2009. Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows, although it could have a material impact on any business combinations entered into in 2009 or future periods.

          We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, effective January 1, 2009. This pronouncement amends Accounting Research Bulletin 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. This pronouncement also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, this pronouncement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

          We adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, effective January 1, 2009. This pronouncement amends the factors that we should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

          As discussed in note 7, we adopted EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, effective January 1, 2009. This pronouncement provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two class method. The retrospective adoption of this pronouncement did not have an impact on net loss per share for the three or six months ended June 30, 2008.

          We adopted EITF Issue no. 08-6, Equity Method Investment Accounting Considerations, effective January 1, 2009, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. Adoption of this EITF did not have a material impact on our financial position, results of operations or cash flows.

          We adopted FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, effective January 1, 2009. This pronouncement amends and clarifies SFAS No. 141R to address application issues on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows, although it could have a material impact on any business combinations entered into in 2009 or future periods.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          We adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instrument, which amended both SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, effective April 1, 2009, which require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, we adopted FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective April 1, 2009, which amended SFAS No. 157, Fair Value Measurements, to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. Further, we adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective April 1, 2009, which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. Adoption of these pronouncements did not have a material impact on our financial position, results of operations or cash flows.

          We adopted SFAS No. 165, Subsequent Events, effective April 1, 2009. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. We have evaluated subsequent events in accordance with the pronouncement through the filing of this Quarterly Report on Form 10-Q on August 5, 2009.

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures to conform to the Codification in our Form 10-Q for the quarter ending September 30, 2009.

          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This pronouncement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. The standard will be effective for us as of January 1, 2010, and interim reporting periods within the first annual reporting period. We are currently evaluating the impact of adopting this pronouncement.

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This pronouncement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The standard will be effective for us as of January 1, 2010, and interim reporting periods within the first annual reporting period. We are currently evaluating the impact of adopting this pronouncement.

11.	Subsequent Events

          On July 14, 2009, we announced the elimination of the Chief Technology Officer position. As a result, Timothy P. Sullivan’s employment terminated effective July 31, 2009. We anticipate entering into a separation agreement with Mr. Sullivan regarding the terms of his separation, a copy of which will be filed with the SEC following execution.

          We have evaluated all subsequent events through August 5, 2009, which represents the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 5, 2009, there were no subsequent events which required recognition or disclosure except as described above.

INTERNAP NETWORK SERVICES CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

          We are an Internet solutions company providing a suite of network optimization and delivery products and services that manage, deliver and distribute applications and content with a 100% availability service level agreement. With a global platform of data centers and managed Internet services, we help our customers innovate their business, improve service levels and lower the cost of information technology operations. These solutions, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

          We deliver services through our 71 service points across North America, Europe, the Asia-Pacific region and India. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers or NSPs, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Global Crossing Limited; and Level 3 Communications, Inc. We operate in two business segments: Internet protocol, or IP, services and data center services, as further described below and in note 2 to the accompanying financial statements. These segments reflect a change from our historical segments, which also included content delivery network, or CDN, services as a separate segment. We now segregate our CDN services segment and consolidate these financials with our IP services segment, except for the managed server portion of CDN services, which we now consolidate with our data center services segment. The determination of and changes in our business segments are discussed below in “Segments,” along with the associated operating results for our business segments.

          Our intelligent routing technology can facilitate traffic over multiple carriers, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We believe that our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across the entire Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network.

          We currently have approximately 3,100 customers across more than 20 metropolitan markets, serving a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology.

Segments

          We operate in two business segments: IP services and data center services.

          IP Services. IP services represent our IP transit activities and include our high-performance Internet connectivity, CDN services and FCP products.

          Our patented and patent-pending network route optimization solutions address the inherent weaknesses of the Internet, allowing enterprises to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners. Our solutions take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. When recommending an appropriate network solution for our customers’ applications, we consider key objectives such as bandwidth capacity needed, expected bandwidth usage, location of services and cost objectives.

          Our CDN services enable our customers to quickly and securely stream and distribute video, audio and software to audiences across the globe through strategically located data centers. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver high-quality content regardless of audience size or geographic location.

          Our FCP is a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The FCP functions similarly to our P-NAP. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. This product represents less than 5% of both our IP services revenue and our consolidated revenue for the three and six months ended June 30, 2009 and 2008.

          Data Center Services. Data center services primarily include physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security and the managed server portion of CDN services.

          Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate the issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and content delivery, along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We also provide a managed server solution that leverages our IP services. With this service, our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth.

          We use a combination of facilities that we manage and facilities managed by third parties, referred to as partner sites. We offer a comprehensive solution at 48 service points, including nine locations that we manage and 39 locations managed by third parties. We charge monthly fees for data center services based on the amount of square footage that the customer leases in our facilities. We have relationships with various providers to extend our IP services into markets with high demand.

          During the three months ended June 30, 2009, we changed how we view and manage our business. We now segregate our CDN services segment and consolidate these financials within our IP services segment, except for the managed server portion of CDN services, which we now consolidate within the data center services segment. The change from our historical segments reflects management’s views of the business and is better aligned with our operational and organizational structure. The primary components of our CDN services have been substantially integrated with our IP services in the IP services segment. This includes integration of our CDN points of presence, or POPs, into our P-NAPs along with aggregating engineering and operations teams and internal financial reporting. In addition, a single manager will be directly accountable to our chief executive officer for the integrated IP services. Historically, CDN services also included managed servers, or hosting and maintaining network equipment on behalf of customers. Since the managed server activity is a hosting activity, it is more similar to our data center services and therefore we have included this activity in our data center services segment. We have reclassified financial information for 2008 to conform to the current period presentation.

Goodwill and Other Intangible Assets

          We test goodwill for impairment at least annually as of August 1 of each calendar year. As discussed above, during the three months ended June 30, 2009, we changed how we view and manage our business. We now segregate our CDN services segment and consolidate these financials with our IP services segment, except for the managed server portion of CDN services, which we now consolidate with our data center services segment. The decision to consolidate segments required acceleration of our 2009 annual impairment test of goodwill. Our assessment of goodwill for impairment includes comparing the fair value of our reporting units to the net book value. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

          As a result of our recently-completed assessment based on a measurement date of June 1, 2009, we recorded an aggregate goodwill impairment charge of $51.5 million. This included, in part, $45.8 million to adjust goodwill in our former CDN services segment to $8.8 million and $3.5 million to adjust goodwill in our IP services segment to $32.8 million before the allocation of former CDN services goodwill. The $3.5 million impairment charge in IP services related to our FCP products. Subsequently, the remaining CDN services goodwill of $8.8 million was allocated on a relative fair value basis with $6.6 million allocated to IP services and $2.2 million allocated to data center services. The allocation of goodwill to the data center services segment effectively caused a second triggering event based on a comparison of the fair value of the newly-combined segment to its carrying value and we recorded an additional $2.2 million impairment charge related to CDN managed servers, now included with data center services.

          We present the aggregate goodwill impairment charge separately in “Goodwill impairment and restructuring” in the accompanying statements of operations for the three and six months ended June 30, 2009. The goodwill impairment in our former CDN services segment is primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of comparable companies. The CDN services goodwill arose from our acquisition of VitalStream Holdings, Inc., or VitalStream, in February 2007, which we initially recorded at a value of $154.8 million, representing 72% of the $214.0 purchase price. These declines in CDN services revenues and operating results are primarily attributable to continued pricing pressures, which were partially offset by traffic increases. This is combined with higher costs of sales related to traffic mix, as well as a weakened economy and steady customer churn. This has led to a renewed emphasis on and dedication of our internal resources within our IP services to strengthen our services offering in the video segment of the market and leverage our entire IP backbone and cost structure. Similarly, the goodwill impairment in our IP services segment is due to declines in our FCP products revenues and operating results. The declines in FCP are primarily attributable to lower sales associated with a reduced marketing effort as we reevaluate our equipment sales strategy for FCP. The impairment charges did not impact our current cash balance or result in violation of any covenants of our debt instruments.

          In conjunction with reorganizing our business segments and the associated review of our long-term financial outlook, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in:

●	an impairment charge of $4.1 million in acquired developed CDN advertising technology due to a strategic change in market focus,
●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated useful life (38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers,

●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN trade names over a shorter estimated useful life (32 months remaining as of June 1, 2009 to 27 months) to reflect the decreased value of the acquired trade names to our business, and

●
a change in estimates that resulted in an acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated useful life (nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

          The impairment charge of $4.1 million for acquired developed CDN advertising technology is included in the caption “Direct costs of amortization of acquired technologies” in the accompanying statements of operations. The change in accounting estimates for intangible assets related to acquired CDN customer relationships, trade names and non-compete agreements resulted in increases to our net loss of $0.5 million. The impairment charges and changes in estimated remaining lives of CDN intangible assets did not impact our cash balances or result in violation of any covenants of our debt instruments. These adjustments increased our net loss approximately $0.01 per basic and diluted share for both the three and six months ended June 30, 2009. We do not believe that our remaining intangible assets are impaired.

Restructuring

          On March 31, 2009, we announced a restructuring plan to reduce our workforce by 45 employees, representing 10% of our total workforce. The reductions were primarily in back-office staff functions and included the elimination of certain senior management positions. We recorded $0.9 million of non-recurring severance payments during the six months ended June 30, 2009. Substantially all of these charges consisted of cash expenditures.

          During the three months ended June 30, 2009, we also incurred additional costs related to the restructuring plan announced in March 2009. The restructuring charge included an additional $0.1 million related to two leased facilities. Due to the short terms remaining on these leases, we do not expect to earn any sublease income in future periods. We expect to complete payments related to this restructuring plan in the next 12 months.

          During the three months ended June 30, 2009, we reviewed and made adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans. The adjustments resulted from extending the period during which we do not anticipate receiving sublease income from these properties due to our belief that it will take additional time to find sublease tenants and an increase in availability of space in each of these markets. The related analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The new assumptions resulted in an increase to our restructuring accrual of $2.1 million, which we recorded as an addition to restructuring expense and an increase to the related liability.

Recent Accounting Pronouncements

          Recent accounting pronouncements are summarized in note 10 to the accompanying financial statements.

Results of Operations

          Revenues. We generate revenues primarily from the sale of IP services and data center services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We also provide CDN services and premise-based route optimization products and other ancillary services, such as server management and installation services, virtual private networking services, managed security services, data back-up, remote storage, restoration services and professional services.

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

          To the extent a network access point is located a distance from the respective Internet service provider, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

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

          Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over useful lives of three to eight years. The weighted average of remaining life at June 30, 2009 was approximately six years. These direct costs also include impairment of the acquired developed CDN advertising technology for both the three and six months ended June 30, 2009 of $4.1 million.

          Sales and Marketing Costs. Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our web site and other promotional costs.

          General and Administrative Costs. General and administrative costs consist primarily of compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs. General and administrative costs also include consultant fees and prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. We capitalize costs for software to be sold, leased or otherwise marketed once we establish technological feasibility until the software is available for general release to customers. We capitalize costs associated with internal use software when the software enters the application development stage until the software is ready for its intended use. We expense all other product development costs as incurred.

Three and Six Months Ended June 30, 2009 and 2008

          Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

          As discussed above, we allocated goodwill remaining in our former CDN services segment, after recording the current period impairment of $45.8 million, to the IP services and data center services segments on the basis of the relative fair value of the CDN services components transferred to the respective segments. This resulted in approximately 75% and 25% of the remaining CDN services goodwill allocated to IP services and data center services, respectively.

          Total revenues for the three months ended June 30, 2009 were $64.4 million, an increase of 3% compared to the same period in 2008. Data center service revenues were $32.3 million for the three months ended June 30, 2009, representing just over 50% of total revenues, compared to IP services revenue of $32.1 million. Data center services revenue continued its growth during the period, increasing 17% over the same period last year. IP services revenue decreased 7% over the same period last year. The rate of total revenue growth in the quarter was impacted due to higher customer churn, particularly in our data center services segment. Our IP services revenue continues to be more affected by pricing pressure and the ongoing negative economic conditions.

          IP services and data center services direct costs of network, sales and services for the three months ended June 30, 2009 were $12.4 million and $24.2 million, respectively. The direct costs of network, sales and services were 39% and 75% of IP services and data center services, respectively, for the three months ended June 30, 2009.  The increase as a percentage of respective revenues from the same period last year were primarily due to pricing pressure in IP services noted above and an increase in total available square feet as we have expanded our data center space.

          General and administrative costs and expenses for the three months ended June 30, 2009 have decreased 19% from the same period last year to $10.9 million. This decrease is primarily a result of a lower provision for doubtful accounts as we have enhanced our credit and collection policies and procedures as well as the implementation of the restructuring program announced in March 2009.

          The following table sets forth, as a percentage of total revenues, selected statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
IP services	49.9%	55.6%	50.1%	56.5%
Data center services	50.1	44.4	49.9	43.5
Total revenues	100.0	100.0	100.0	100.0

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	19.3	21.1	19.3	21.1
Data center services	37.5	32.6	37.0	31.1
Direct costs of customer support	6.9	6.7	6.9	6.9
Direct costs of amortization of acquired technologies	8.1	2.0	5.0	2.0
Sales and marketing	10.8	12.4	11.5	13.3
General and administrative	17.0	21.8	19.0	19.1
Depreciation and amortization	10.4	9.1	10.6	8.9
Goodwill impairment and restructuring	83.5	—	42.6	—
Total operating costs and expenses	193.5	105.7	151.9	102.4
Loss from operations	(93.5)%	(5.7)%	(51.9)%	(2.4)%

          As described above, during the three months ended June 30, 2009, we reevaluated our business segments and consolidated our business segments from three to two. The historical comparative financial information below has been reclassified to reflect the consolidation of our business segments.

          IP Services. Revenues for IP services decreased $2.5 million, or 7%, to $32.1 million for the three months ended June 30, 2009, compared to $34.6 million for the same period in 2008. For the six-month period, revenues for IP services decreased $6.0 million, or 9%, to $64.3 million as of June 30, 2009, compared to $70.3 million as of June 30, 2008. The decrease in IP services revenues was driven by a decline in IP pricing for new and renewing customers and the loss of older customers who were paying higher effective prices, partially offset by an increase in overall traffic. There have been ongoing industry-wide pricing declines over the last several years, and this trend continued during the three and six months ended June 30, 2009. Despite price declines, we continue to experience increasing demand for our traditional IP services, although we are also seeing broader economic effects as a number of customers downgraded or disconnected their services. IP traffic increased approximately 27% from the three months ended June 30, 2008 to the three months ended June 30, 2009. The increase in IP traffic resulted from customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. However, as we focus on more profitable growth in IP services, we do not expect to see significant growth in total IP services revenue in the near future. We do expect that, as the economy improves, we will be well-positioned to benefit from an increasing reliance on the Internet as the medium for business applications, media distribution, communication and entertainment. IP services revenues also included FCP and other hardware sales of $1.1 million for both the three months ended June 30, 2009 and 2008, and $1.7 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.

          Direct costs of IP network, sales and services, exclusive of depreciation and amortization, decreased $0.7 million, or 6%, to $12.4 million for the three months ended June 30, 2009, compared to $13.1 million for the same period in 2008. For the six-month period, the related direct costs decreased $1.4 million, or 5%, to $24.8 million as of June 30, 2009, compared to $26.2 million as of June 30, 2008. Direct costs of IP network, sales and services were 39% and 38% of IP services revenues for the three months ended June 30, 2009 and 2008, respectively, and 39% and 37% for the six months ended June 30, 2009 and 2008, respectively. IP services segment gross profit decreased $1.8 million from $21.5 million for the three months ended June 30, 2008 to $19.7 million for the same period in 2009, and decreased $4.6 million from $44.1 million for the six months ended June 30, 2008 to $39.5 million for the same period in 2009. The increase in direct costs as a percentage of revenues and the decrease in segment gross profit are due to lower revenue as customer traffic ramps up relative to the additional costs associated with new and expanded P-NAPs in Boston, Chicago, Dallas and Frankfurt as well as ongoing pricing pressure as noted above. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. During the three and six months ended June 30, 2009, we continued to renegotiate our agreements with our major network service providers, which included cancellation and consolidation of certain contracts that, in the aggregate, resulted in both lower minimum commitments and bandwidth rates. As our IP traffic continues to grow, we expect to have greater bargaining power for lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

          Data Center Services. Data center services continue to be a significant source of revenue growth for our business. Revenues for data center services increased $4.6 million, or 17%, to $32.3 million for the three months ended June 30, 2009, compared to $27.7 million for the same period in 2008. For the six-month period, data center services revenues increased $9.9 million, or 18%, from $54.1 million for the six months ended June 30, 2008 to $64.0 million for the same period in 2009. During the six months ended June 30, 2009, we completed data center expansions in New York and Boston.

          The direct costs of data center services, exclusive of depreciation and amortization, increased more than $3.8 million, or 19%, from $20.3 million for the three months ended June 30, 2008 to $24.2 million for the same period in 2009. For the six-month period, related direct costs increased more than $8.7 million, or 23%, from $38.7 million for the six months ended June 30, 2008 to $47.4 million for the same period in 2009. Direct costs of data center services as a percentage of corresponding revenues increased to 75% for the three months ended June 30, 2009 from 73% for the same period in 2008 and increased to 74% for the six months ended June 30, 2009 from 72% for the same period in 2008. Data center services contributed $8.1 million of segment gross profit for the three months ended June 30, 2009, an increase of more than $0.7 million from $7.4 million for the same period in 2008 and increased $1.1 million to $16.5 million for the six months ended June 30, 2009 from $15.4 million for the same period in 2008.

          The growth in data center revenues and direct costs of data center services largely follows our expansion of data center space. We believe the demand for data center services continues to outpace industry-wide supply and expect to continue investing in and expanding our data center business. This includes a plan to spend $50 million in capital expenditures over the next 18 months to grow our data center business in key markets. Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and third parties, referred to as partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs, especially rent, of sites operated by us in advance of revenues, these sites are more profitable at certain levels of utilization than the use of partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. While we seek to optimize the most profitable mix of available data center space operated by us and our partners, the increase in initial operating costs of sites operated by us drove the higher percentage of direct costs for the three and six months ended June 30, 2009 compared to the same periods in 2008. We expect direct costs of data center services as a percentage of corresponding revenues to decrease as the recently-expanded sites operated by us contribute to revenue and become more fully utilized.

          Other Operating Expenses. Other than direct costs of network, sales and services, our compensation and facilities-related costs have the most pervasive impact on recurring operating expenses. Compensation and benefits comprise our next largest recurring expense after direct costs of network, sales and services. Cash-based compensation and benefits decreased $1.0 million to $12.6 million for the three months ended June 30, 2009 from $13.6 million for the same period in 2008. Cash-based compensation was $27.4 million for both the six months ended June 30, 2009 and 2008. Compensation and benefits do not include $0.9 million of restructuring expense related to severance payments as of March 31, 2009. We discuss these costs above in "Goodwill and Other Intangible Assets" and "Restructuring," as well as in notes 3 and 4 to the accompanying statements of operations. The decrease in cash-based compensation and benefits for the three-month period was primarily due to decreases in salary and wages of $0.9 million and commissions of $0.3 million. The decrease in salary and wages was due to lower overall headcount caused by our reduction in workforce in March 2009. Headcount was 404 on June 30, 2009 compared to 455 on June 30, 2008. Our March 2009 reduction in workforce reduced headcount by 45 employees, or 10%. The reductions were primarily in back-office staff functions and included the elimination of certain senior management positions. The reduction in commissions was primarily due to lower sales for higher commissionable IP services and our new commission plan. Expenses in the six months ended June 30, 2009 also included an increase in severance of $1.2 million for our former President and Chief Executive Officer and other terminated employees that were not part of the restructuring plan as well as a cash signing bonus of $0.3 million to our new President and Chief Executive Officer, partially offset by a decrease in commissions of $1.0 million.

          Stock-based compensation decreased $0.8 million from $2.1 million for the three months ended June 30, 2008 to $1.3 million for the same period in 2009 and decreased more than $1.0 million from $4.4 million for the six months ended June 30, 2008 to $3.4 million for the same period in 2009. The decreases were due to a lower fair value for new awards based on our lower stock price and an increase in adjustments for actual and estimated forfeitures of unvested awards through employee turnover. Stock-based compensation for the six months ended June 30, 2009 also included $0.8 million related to the resignation of our former President and Chief Executive Officer, as discussed above, which resulted in the full vesting as of March 16, 2009 of all equity awards previously granted to him. Stock-based compensation is summarized by the following financial statement captions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Direct costs of customer support	$288	$326	$541	$812
Sales and marketing	368	474	740	948
General and administrative	652	1,274	2,082	2,689
Total	$1,308	$2,074	$3,363	$4,449

          Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, are our next largest recurring expense. These costs increased $0.1 million from $2.0 million for the three months ended June 30, 2008 to $2.1 million for the same period in 2009 and increased $0.3 million from $3.8 million for the six months ended June 30, 2008 to $4.1 million for the same period in 2009 given the expansion in data centers.

          We further discuss additional operating expenses with the financial statement captions below.

          Direct Costs of Customer Support. Direct costs of customer support increased 6% to $4.4 million for the three months ended June 30, 2009 from $4.2 million for the same period in 2008. This increase was due to a $0.2 million increase in professional services related to the reclassification of certain third-party vendor support services from product development (included in "General and administrative") to "Direct costs of customer support." For the six months ended June 30, 2009, direct costs of customer support increased 3% to $8.8 million from $8.6 million for the same period in 2008. This increase was primarily due to a $0.5 million increase in cash-based compensation and benefits and a $0.2 million increase in professional services, partially offset by a $0.3 million decrease in stock-based compensation. The increase in cash-based compensation and benefits included severance related to a former vice president who was terminated separately from the restructuring plan.

          Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased to $5.2 million for the three months ended June 30, 2009 from $1.2 million for the same period in 2008. For the six-month period, direct costs of amortization of acquired technologies increased to $6.4 million for the six months ended June 30, 2009 from $2.5 million for the same period in 2008. In conjunction with consolidating our business segments, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge of $4.1 million in acquired developed CDN advertising technology due to a strategic change in market focus.

          Sales and Marketing. Sales and marketing costs for the three months ended June 30, 2009 decreased 10% to $6.9 million from $7.7 million for the same period in 2008. For the six months ended June 30, 2009, sales and marketing costs decreased 11% to $14.7 million from $16.5 million for the same period in 2008. The decreases in both periods were primarily due to lower sales commissions, decreased cash-based and stock-based compensation, described above, as well as decreased professional services.

          General and Administrative. General and administrative costs for the three months ended June 30, 2009 decreased 19% to $10.9 million from $13.6 million for the same period in 2008. This decrease was primarily due to decreased provision for doubtful accounts, stock-based compensation and cash-based compensation and benefits. These decreases were partially offset by an increase in professional services. For the six months ended June 30, 2009, general and administrative costs increased 2% to $24.4 million from $23.9 million for the same period in 2008. The increase was primarily due to higher professional services and cash-based compensation, partially offset by decreased provision for doubtful accounts and stock-based compensation.

          The provision for doubtful accounts decreased to $1.1 million for the three months ended June 30, 2009, from $3.0 million for the same period in 2008 and decreased to $1.4 million for the six months ended June 30, 2009, from $3.7 million for the same period in 2008. During the three months ended June 30, 2008, we reserved $3.0 million of our customer accounts receivable, primarily in our former CDN services segment, that we had not collected as of that date. Many of these accounts were customers in 2007 and early 2008, but we had subsequently disconnected their service. We continue to place a strong emphasis on the credit worthiness of our customers and their ability to meet obligations to us. To mitigate risks with certain new customers, we place additional upfront requirements such as prepayments or deposits before commencing delivery of our services. These recent enhancements to our credit and collection procedures have enabled us to mitigate credit and collection risk, which has resulted in reduced bad debt expense.

          Stock-based compensation decreased for both periods and cash-based compensation and benefits decreased for the three months ended June 30, 2009 due to the reasons discussed above in “Other Operating Expenses.” For the six-month period, cash-based compensation increased primarily due to the cash severance of $0.9 million paid to our former President and Chief Executive Officer, who resigned in March 2009. Cash-based compensation also included a $0.3 million signing bonus paid to our new President and Chief Executive Officer in March 2009.

          Professional services costs increased $0.5 million and $2.4 million for the three-and six-month periods, respectively, primarily due to the use of consultants for contract labor, process improvements and other outside services, particularly in finance and information technology, and for personnel recruiting fees. We have reduced the number of consultants that we currently use and will continue to work to control costs related to professional services.

          Depreciation and Amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 18% to $6.7 million for the three months ended June 30, 2009 from $5.7 million for the same period in 2008. For the six months ended June 30, 2009, depreciation and amortization increased 23% to $13.6 million from $11.1 million for the same period in 2008. The increases for both periods included the effects of our recent expansion of data centers and P-NAP capabilities and the change in estimates of remaining lives for certain of our other intangible assets. The change in estimates of remaining lives for certain of our intangible assets related to acquired customer relationships, trade names and non-compete agreements resulted in an increase to depreciation and amortization of $0.5 million.

          Goodwill Impairment and Restructuring. Please refer to the discussion of our goodwill impairment and restructuring costs above in “Goodwill and Other Intangible Assets” and “Restructuring,” as well as in notes 3 and 4 to the accompanying statements of operations.

          Non-operating (income) expense. Non-operating (income) expense was income of less than $0.1 million for the three months ended June 30, 2009 and income of $0.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, non-operating (income) expense was expense of $0.1 million compared to income of $0.6 million for the six months ended June 30, 2008. The decreases in both periods are primarily due to lower interest income because of a reduction in total interest-earning investments, a move toward lower-risk investments and lower overall interest rates.

          Provision for Income Taxes. We recorded a provision for income taxes of $0.4 million and less than $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively. Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the six months ended June 30, 2009 and 2008 was (1%) and (13%), respectively. The fluctuation in the effective income tax rate is attributable to the permanent tax items, including goodwill and acquired developed CDN advertising technology impairment recorded during the three months ended June 30, 2009, along with changes in our valuation allowance, state and United Kingdom income tax expense.

          We continue to maintain a valuation allowance against our deferred tax assets of $130.1 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize deferred tax assets in the United States in future periods when we estimate them to be realizable. Based on an analysis of our projected future pre-tax income in the United States, we do not have sufficient positive evidence for the release of our valuation allowance against our deferred tax assets in the United States within the next 12 months; therefore, we continue to maintain the full valuation allowance in the United States and all foreign jurisdictions, other than the United Kingdom.

Liquidity and Capital Resources

Cash Flow for the Six Months Ended June 30, 2009 and 2008

          Net Cash from Operating Activities. Net cash provided by operating activities was $10.0 million for the six months ended June 30, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $10.0 million, while changes in operating assets and liabilities generated cash from operations of less than $0.1 million. We anticipate continuing to generate cash flows from our results of operations, or net (loss) income adjusted for non-cash items, and manage changes in operating assets and liabilities toward a net $0 change over time in subsequent periods. We also expect to use cash flows from operating activities to fund most, if not all, of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

          The primary non-cash adjustment in the six months ended June 30, 2009 was $55.6 million for impairment of goodwill and other intangible assets, further discussed above in “Goodwill and Other Intangible Assets” and “Results of Operations.” Non-cash adjustments also included $15.8 million for depreciation and amortization, which included the effects of the expansion of our network and data center facilities, and $3.4 million for stock-based compensation expense, which we also discuss above in “Results of Operations.” The changes in operating assets and liabilities included decreases in accounts receivable and prepaid expenses, deposits and other assets of $3.2 million and $1.2 million, respectively. There were also increases in accrued restructuring and deferred revenue of $1.2 million and $0.9 million, respectively. Accounts receivable decreased primarily as a result of our focus on credit and collections and a continued focus on mitigating risk in our customer base, while prepaid expenses, deposits and other assets decreased primarily because of lower prepaid insurance and prepaid colocation expenses at our partner sites. Quarterly days sales outstanding at June 30, 2009 decreased to 34 days from 40 days at December 31, 2008. Accrued restructuring increased due to adjustments in sublease income assumptions on certain properties included in our 2007 and 2001 restructuring plans and additional restructuring charges during the six months ended June 30, 2009, as discussed above in “Results of Operations.” Deferred revenue increased due to a large customer installation during the six months ended June 30, 2009 (completed in the three months ended March 31, 2009). These sources of cash were partially offset by a decrease in accounts payable of $6.2 million, primarily due to a decline in capital expenditures compared to the same period in 2008.

          Net cash provided by operating activities was $19.7 million for the six months ended June 30, 2008. Our net loss, after adjustments for non-cash items, generated cash from operations of $21.5 million while changes in operating assets and liabilities represented a use of cash from operations of $1.8 million. The primary non-cash adjustment was $13.5 million for depreciation and amortization, which included the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments also included $4.4 million for stock-based compensation expense and $3.7 million for the provision for doubtful accounts. The changes in operating assets and liabilities included increases in prepaid expenses, deposits and other assets of $1.3 million, mostly due to an increase in prepaid colocation setup costs and two additional deposits for our landlords. There were also decreases in accrued restructuring, accounts payable and deferred revenues of $1.1 million, $0.8 million and $0.7 million, respectively. Accrued restructuring decreased due to $1.1 million of scheduled cash payments during the six months ended June 30, 2008. The decrease in accounts payable was due to a higher than normal balance at December 31, 2007. This higher balance at December 31, 2007 was largely due to the implementation near year-end of a new telecommunications expense management system for our direct costs and our ongoing data center expansion. The decrease in deferred revenues was caused by less deferred revenues related to our FCP product. These changes were partially offset by a decrease in accounts receivable of $3.0 million. Accounts receivable as of December 31, 2007 reflected some collection delays on certain larger, high credit quality customers that tended to pay over longer terms and an increase from the migration of legacy VitalStream and other customers to our billing and systems platforms. Quarterly days sales outstanding at June 30, 2008 decreased to 43 days from 53 days at December 31, 2007 due to the increase in the allowance for doubtful accounts as well as improved collection times.

          Net Cash from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2009 was $1.8 million, due to capital expenditures of $9.0 million, offset by maturities of investments in marketable securities of $7.2 million. Our capital expenditures were principally for the continued expansion of our data center facilities and upgrading our network infrastructure.

          Net cash used in investing activities for the six months ended June 30, 2008 was $16.4 million, primarily due to capital expenditures of $19.5 million, partially offset by decreases in restricted cash of $3.1 million. Our capital expenditures were principally for the expansion of our data center facilities and upgrading our network infrastructure.

          Net Cash from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2009 was $0.6 million, primarily due to $0.3 million for the acquisition of shares of treasury stock as payment of taxes due from employees for stock-based compensation and payments on capital leases of $0.2 million. We also repaid and re-borrowed $39.5 million on our credit agreement to manage net interest income and expense. As a result of these activities, we had balances of $20.0 million in notes payable and $3.3 million in capital lease obligations as of June 30, 2009 with $0.1 million in the capital leases scheduled as due within the next 12 months. We may also utilize additional borrowings under our credit agreement if we consider it economically favorable to do so.

          Net cash used in financing activities for the six months ended June 30, 2008 was $0.4 million, primarily due to principal payments on capital leases.

Liquidity

          We continue to monitor and review our performance and operations in light of the continuing negative global economic conditions. The current economic recession has negatively impacted spending by our customers, resulting in a decline in demand for our products and services. In addition, the current economic recession may make it more difficult for our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. Furthermore, current instability in the market for our auction rate securities has caused us to lower our estimate of fair value for these securities, which, along with our ARS Rights described below in “Non-Current Investments,” represented 22% of our total financial assets measured at fair value. Although we do not believe that this reduction has or will have a material adverse effect on our liquidity or capital resources, we continue to monitor these markets closely. We similarly monitor all of our short-term investments to ensure that instability in liquidity and credit markets do not adversely impact the fair value of these investments. This includes transferring investments in corporate debt securities to money market accounts and U.S. Treasury bills as the debt securities mature.

          We expect to meet our cash requirements for the remainder of 2009 and in 2010 through a combination of net cash provided by operating activities and existing cash and cash equivalents. This includes funding our planned $50 million of capital expenditures over the next 18 months to grow our data center business in key markets. We may also utilize additional borrowings under our credit agreement, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

          We have experienced significant impairments and operational restructurings in recent years, which include substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual net losses. For the three and six months ended June 30, 2009, we recorded net losses of $60.6 million and $67.3 million, respectively. As of June 30, 2009, our accumulated deficit was $1,034.1 million. Our net loss for the three months ended June 30, 2009 included $51.5 million in impairment charges for goodwill and $4.1 million in impairment charges for acquired developed CDN advertising technology and $2.2 million for adjustments to our restructuring liability. Our net loss for the six months ended June 30, 2009 included all of the above items plus $2.2 million for transition of our President and Chief Executive Officer and an additional $0.9 million for restructuring charges. We do not expect to incur these charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future, due in part to the competitive and evolving nature of the industry in which we operate. Also, due to the negative global economic condition, we have seen signs of slowdowns and cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

          Non-Current Investments. Non-current investments include auction rate securities whose underlying assets are state-issued student and educational loans that are substantially backed by the federal government. At June 30, 2009, the carrying value (which approximates fair value) of our auction rate securities was $6.6 million, compared to a par value of $7.2 million, all of which carried AAA/Aaa ratings as of June 30, 2009. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. The securities have historically traded at par value and are callable at par value at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

          While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Due to the uncertainty as to when the auction rate securities markets will improve, we are carrying our auction rate securities as non-current investments as of June 30, 2009. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

          In November 2008, we accepted an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction-rate securities originally purchased from the investment provider ($7.2 million) at anytime during a two-year period beginning June 30, 2010. We intend to exercise the ARS Rights if we are otherwise unable to recover par value on the securities at an earlier date. At June 30, 2009, the carrying value of the ARS Rights was $0.6 million.

          Credit Agreement. On September 14, 2007, we entered into a $35.0 million credit agreement, or the Credit Agreement, with Bank of America, N.A. as administrative agent, and lenders who may become a party to the Credit Agreement from time to time. Four of our subsidiaries, VitalStream Holdings, Inc., VitalStream, Inc., PlayStream, Inc., and VitalStream Advertising Services, Inc., are guarantors of the Credit Agreement.

          We subsequently amended the Credit Agreement on May 14, 2008 and September 30, 2008, or the Amendment (the Credit Agreement along with the Amendments are referred to as the Amended Credit Agreement). The Amendment modified the original Credit Amendment as follows:

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

          The interest rate on the Amended Credit Agreement as of June 30, 2009 was 3.25% and is based on our bank’s prime rate. The principal amount of $20.0 million is due September 14, 2011. As of June 30, 2009, we had a total of $3.7 million of letters of credit issued and $11.3 million in borrowing capacity on the revolving credit facility. In July 2009, we repaid $19.5 million of the outstanding balance. As of June 30, 2009, we were in compliance, and anticipate maintaining compliance, with the various covenants in the Amended Credit Agreement.

          Our obligations under the Amended Credit Agreement are pledged, pursuant to a pledge and security agreement and an intellectual property security agreement, by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

          Capital Leases. Our future minimum lease payments on remaining capital lease obligations at June 30, 2009 were $9.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Auction Rate Securities and ARS Rights

          As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Non-Current Investments,” the estimated fair values of our auction rate securities and the ARS Rights were $6.6 million and $0.6 million, respectively, as of June 30, 2009. We estimate that a change in the effective yield of 100 basis points in the auction rate securities and ARS Rights would change our interest income by $0.1 million per year.

Other Investments

          We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity-method and to date we have recognized $3.1 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services offered by Internap Japan has not been proven and may never materialize.

Interest Rate Risk

          Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of June 30, 2009, our long-term debt consisted of a revolving credit facility of $20.0 million with an interest rate of 3.25% and is based on our bank’s prime rate. The principal amount of $20.0 million is due September 14, 2011. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently repaid $19.5 million on the revolving credit facility in July 2009 and plan to borrow on the revolving credit facility from time-to-time, particularly if we consider it economically favorable to do so.

Foreign Currency Risk

          Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

          No changes occurred in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Although we cannot ascertain the amount of liability that may result from these matters, we do not currently believe that, in the aggregate, such matters will result in liabilities material to our consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

          There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

					(c)	Total Number	(d)	Maximum
						of Shares (or		Number (or
						Units)		Approximate
						Purchased as		Dollar Value) of
						Part		Shares (or Units)
	(a)	Total Number				of Publicly		That May Yet Be
		of Shares (or	(b)	Average Price		Announced		Purchased Under
		Units) Purchased[1]		Paid per Share		Plans		the Plans or
Period				(or Unit)		or Programs		Programs
April 1 to 30, 2009		21,858		$2.79		—		—
May 1 to 31, 2009		1,376		2.81		—		—
June 1 to 30, 2009		3,612		3.53		—		—
Total		26,846		$2.89		—		—

1 These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a)          Our annual meeting of stockholders was held on June 18, 2009.

          (b)          The names of all of our directors are set forth below. The proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

          (c)          A brief description of each matter voted on and the approximate number of votes cast are as follows:

	Number of Votes
Description of Proposals	For	Against	Withheld/ Abstain	Broker Non-Votes

Election of Directors for terms expiring in 2012:
J. Eric Cooney	40,212,984	N/A	901,844	N/A
Charles B. Coe	36,656,507	N/A	4,458,322	N/A
Patricia L. Higgins	36,426,287	N/A	4,688,542	N/A

The following directors, who did not stand for election at the 2009 annual meeting of stockholders, also currently sit on our board of directors: Gary M. Pfeiffer and Kevin L. Ober, whose terms expire in 2010; and Eugene Eidenberg, William J. Harding and Daniel C. Stanzione, whose terms expire in 2011

Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009	40,110,023	953,056	51,749	N/A

Vote on a stockholder proposal relating to our Rights Agreement	19,675,511	7,397,890	105,393	13,936,034

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

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

Date: August 5, 2009