Form 10-Q
period 2009-09-30
INTERNAP NETWORK SERVICES CORP
filed 2009-11-05
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 50,759,900 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

		Pages

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Operations	2

	Unaudited Condensed Consolidated Balance Sheets	3

	Unaudited Condensed Consolidated Statements of Cash Flows	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	5

	Unaudited Condensed Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1a.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

SIGNATURES

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Internet protocol (IP) services	$30,867	$35,467	$95,175	$105,787
Data center services	33,547	29,932	97,535	83,990
Total revenues	64,414	65,399	192,710	189,777
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	12,047	12,654	36,844	38,840
Data center services	24,450	22,750	71,896	61,412
Direct costs of customer support	4,767	3,950	13,608	12,518
Direct costs of amortization of acquired technologies	979	3,049	7,370	5,506
Sales and marketing	5,955	7,394	20,701	23,934
General and administrative	10,626	10,713	35,062	34,579
Depreciation and amortization	7,313	6,146	20,895	17,226
Loss (gain) on disposals of property and equipment	20	—	20	(16)
Goodwill impairment and restructuring	—	100,415	54,608	100,415
Total operating costs and expenses	66,157	167,071	261,004	294,414
Loss from operations	(1,743)	(101,672)	(68,294)	(104,637)

Non-operating expense (income)	170	(109)	301	(724)

Loss before income taxes and equity in (earnings) loss of equity method investment	(1,913)	(101,563)	(68,595)	(103,913)
Provision (benefit) for income taxes	93	(65)	575	232
Equity in (earnings) loss of equity-method investment, net of taxes	(31)	(93)	57	(242)
Net loss	$(1,975)	$(101,405)	$(69,227)	$(103,903)

Net loss per share:
Basic and diluted	$(0.04)	$(2.06)	$(1.41)	$(2.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$67,798	$46,870
Short-term investments in marketable securities	7,150	7,199
Accounts receivable, net of allowance for doubtful accounts of $2,525 and $2,777, respectively	24,064	28,634
Inventory	392	381
Prepaid expenses and other assets	7,988	10,866
Deferred tax asset, current portion, net	—	1
Total current assets	107,392	93,951
Property and equipment, net of accumulated depreciation of $200,819 and $185,895, respectively	92,524	97,350
Investments and other related assets, of which $— and $7,027, respectively, are measured at fair value	1,605	8,650
Intangible assets, net of accumulated amortization of $36,736 and $30,351, respectively	23,423	33,942
Goodwill	39,464	90,977
Deposits and other assets	2,726	2,763
Deferred tax asset, non-current, net	2,744	2,450
Total assets	$269,878	$330,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,128	$19,642
Accrued liabilities	9,413	8,756
Deferred revenues, current portion	4,257	3,710
Capital lease obligations, current portion	50	274
Restructuring liability, current portion	2,756	2,800
Other current liabilities	123	116
Total current liabilities	37,727	35,298
Revolving line of credit, due after one year	20,000	20,000
Deferred revenues, less current portion	2,691	2,248
Capital lease obligations, less current portion	3,222	3,244
Restructuring liability, less current portion	6,684	6,222
Deferred rent	15,396	14,114
Other long-term liabilities	668	762
Total liabilities	86,388	81,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,705 and 50,224 shares issued, respectively	51	50
Additional paid-in capital	1,220,206	1,216,267
Treasury stock, at cost, 39 and 83 shares, respectively	(113)	(370)
Accumulated deficit	(1,036,050)	(966,823)
Accumulated other comprehensive loss	(604)	(929)
Total stockholders’ equity	183,490	248,195
Total liabilities and stockholders’ equity	$269,878	$330,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,227)	$(103,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other intangible asset impairments	55,647	102,336
Depreciation and amortization	24,131	20,883
Provision for doubtful accounts	2,081	4,829
Equity in loss (earnings) from equity-method investment	57	(242)
Non-cash changes in deferred rent	1,282	2,443
Stock-based compensation expense	4,434	6,371
Deferred income taxes	(293)	271
Other, net	151	(48)
Changes in operating assets and liabilities:
Accounts receivable	2,489	(1,037)
Inventory	(11)	(143)
Prepaid expenses, deposits and other assets	2,897	(1,489)
Accounts payable	1,486	2,987
Accrued and other liabilities	657	(481)
Deferred revenue	990	(511)
Accrued restructuring liability	418	(1,498)
Net cash flows provided by operating activities	27,189	30,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,930)	(34,063)
Purchases of investments in marketable securities	—	(19,925)
Maturities of investments in marketable securities	7,224	19,452
Change in restricted cash	—	4,120
Net cash flows used in investing activities	(5,706)	(30,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit, due after one year	59,000	—
Principal payments on revolving line of credit, due after one year	(59,000)	—
Payments on capital lease obligations	(246)	(601)
Stock-based compensation plans	(252)	78
Other, net	(87)	(96)
Net cash flows used in financing activities	(585)	(619)

Effect of exchange rates on cash and cash equivalents	30	(177)

Net increase (decrease) in cash and cash equivalents	20,928	(444)
Cash and cash equivalents at beginning of period	46,870	52,030
Cash and cash equivalents at end of period	$67,798	$51,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

NINE MONTHS ENDED SEPTEMBER 30, 2009:
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net loss	—	—	—	—	(69,227)	—	(69,227)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	300	300
Total comprehensive loss1							(68,902)
Stock compensation plans activity and stock-based compensation expense	481	1	3,939	257	—	—	4,197
Balance, September 30, 2009	50,705	$51	$1,220,206	$(113)	$(1,036,050)	$(604)	$183,490

NINE MONTHS ENDED SEPTEMBER 30, 2008:
Balance, December 31, 2007	49,759	$50	$1,208,191	$—	$(862,010)	$402	$346,633
Net loss	—	—	—	—	(103,903)	—	(103,903)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	(677)	(677)
Foreign currency translation adjustment	—	—	—	—	—	(471)	(471)
Total comprehensive loss1							(105,051)
Stock compensation plans activity and stock-based compensation expense	454	—	6,494	(339)	—	—	6,155
Balance, September 30, 2008	50,213	$50	$1,214,685	$(339)	$(965,913)	$(746)	$247,737

1	Total comprehensive loss was $(2,021) and $(102,090) for the three months ended September 30, 2009 and 2008, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“we,” “us” or “our”) delivers services through 74 Internet protocol, or IP, service points of presense, or POPs, and 49 data centers across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers, including AT&T Inc.; Verizon Communications Inc.; Global Crossing Limited; Level 3 Communications, Inc.; and Sprint Nextel Corporation. As described in note 2, we operate in two business segments: IP services and data center services. These segments reflect a change from our historical segments, which also included content delivery network, or CDN, services as a separate segment.

We have prepared our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, which include all of our accounts and those of our wholly owned subsidiaries. We have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2009 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2008 from our audited financial statements as of that date. These financial statements and the related notes should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2009 or subsequent years.

In addition to reclassifications for changes in our segments, discussed in note 2 below, we also have reclassified other prior period amounts to conform to the current period presentation.

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

During the three months ended June 30, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. The change from our historical segments reflects management’s views of the business and aligns our segments with our operational and organizational structure. We have integrated the primary components of our CDN services with our IP services in the IP services segment. This includes integration of our CDN POPs into our P-NAPs, along with combining engineering and operations teams and internal financial reporting. In addition, a single manager reports directly to our chief executive officer for the integrated IP services. Historically, CDN services also included managed hosting, or maintaining network equipment on behalf of customers. Since these CDN services are a hosting activity, they are more similar to our data center services and therefore we have included these services in our data center services segment. We have reclassified financial information for 2008 to conform to the current period presentation.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) loss of equity-method investment (in thousands):

	IP Services	Data Center Services	Total

Three Months Ended September 30, 2009:
Revenues	$30,867	$33,547	$64,414
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	12,047	24,450	36,497
Segment profit	$18,820	$9,097	27,917
Other operating expenses, including depreciation and amortization			29,660
Loss from operations			(1,743)
Non-operating (expense)			(170)
Loss before income taxes and equity in (earnings) loss of equity-method investment			$(1,913)

Three Months Ended September 30, 2008:
Revenues	$35,467	$29,932	$65,399
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	12,654	22,750	35,404
Segment profit	$22,813	$7,182	29,995
Goodwill impairment and restructuring			100,415
Other operating expenses, including depreciation and amortization			31,252
Loss from operations			(101,672)
Non-operating income			109
Loss before income taxes and equity in (earnings) loss of equity-method investment			$(101,563)

Nine Months Ended September 30, 2009:
Revenues	$95,175	$97,535	$192,710
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	36,844	71,896	108,740
Segment profit	$58,331	$25,639	83,970
Goodwill impairment and restructuring			54,608
Other operating expenses, including depreciation and amortization			97,656
Loss from operations			(68,294)
Non-operating (expense)			(301)
Loss before income taxes and equity in (earnings) loss of equity-method investment			$(68,595)

Nine Months Ended September 30, 2008:
Revenues	$105,787	$83,990	$189,777
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	38,840	61,412	100,252
Segment profit	$66,947	$22,578	89,525
Goodwill impairment and restructuring			100,415
Other operating expenses, including depreciation and amortization			93,747
Loss from operations			(104,637)
Non-operating income			724
Loss before income taxes and equity in (earnings) loss of equity-method investment			$(103,913)

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of customer support, direct costs of acquired technologies or any other depreciation or amortization associated with direct costs. Depreciation and amortization associated with direct costs, including amortization of acquired technologies, was $6.3 million and $8.4 million for the three months ended September 30, 2009 and 2008, respectively, and $24.1 million and $20.4 million for the nine months ended September 30, 2009 and 2008, respectively. Depreciation and amortization associated with direct costs also included impairment charges of $4.1 million for the nine months ended September 30, 2009 and $1.9 million for each of the three and nine months ended September 30, 2008. Other operating expenses including, depreciation and amortization, also included product development costs of $1.6 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $5.0 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents selected segment financial information as of September 30, 2009 and December 31, 2008, related to goodwill and total assets (in thousands):

	IP Services	Data Center Services	Total

September 30, 2009:
Goodwill	$39,464	$—	$39,464
Total assets	182,053	87,825	269,878

December 31, 2008:
Goodwill	$77,312	$13,665	$90,977
Total assets	225,382	104,701	330,083

Following our decision to consolidate our business segments, we completed an assessment of goodwill and other intangible assets for impairment as of June 1, 2009, which, as further discussed in note 3, resulted in aggregate impairment charges of $51.5 million for goodwill and $4.1 million for acquired developed CDN advertising technology. We subsequently reallocated the remaining goodwill of the former CDN services segment (after our June 1, 2009 impairment charge) to the IP services and the data center services segments.

3.	Goodwill and Other Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of August 1 of each calendar year. As discussed in note 2, during the three months ended June 30, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. Our assessment of goodwill for impairment includes comparing the fair value of our reporting units to the net book value. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference. We did not identify an impairment as a result of the annual impairment test.

The decision to consolidate segments required acceleration of our 2009 annual impairment test of goodwill to June 1, 2009, the date we changed how we view and manage our business. As a result of our assessment using an earlier measurement date of June 1, 2009, we recorded an aggregate goodwill impairment charge of $51.5 million during the three months ended June 30, 2009. This charge included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill in our IP services segment related to our FCP products. We present the aggregate goodwill impairment charge in “Goodwill impairment and restructuring” in the accompanying statements of operations for the nine months ended September 30, 2009.

The goodwill impairment in our former CDN services segment was primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of comparable companies. The CDN services goodwill arose from our acquisition of VitalStream Holdings, Inc., or VitalStream, in February 2007, which we initially recorded at a value of $154.7 million, representing 72% of the $214.0 million purchase price. These declines in CDN services revenues and operating results were primarily attributable to continued pricing pressures, which were partially offset by traffic increases. This was combined with higher costs of sales related to traffic mix, as well as a weakened economy and steadily increasing levels of customer churn. This led to a renewed emphasis on and dedication of our internal resources within our IP services to strengthen our services offering and leverage our entire IP backbone and cost structure. Similarly, the goodwill impairment in our IP services segment was due to declines in our FCP products revenues and operating results. The declines in FCP products revenues were primarily attributable to lower sales associated with a reduced marketing effort as we reevaluated our equipment sales strategy for FCP products. The impairment charges did not impact our current cash balance or result in violation of any covenants of our debt instruments.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2008 and nine months ended September 30, 2009 are as follows (in thousands):

		Data
	IP	Center
	Services	Services	Total
Balance, December 31, 2007:
Goodwill	$152,087	$38,590	$190,677
Impairment	(74,775)	(24,925)	(99,700)
Subtotal	77,312	13,665	90,977
Balance, December 31, 2008:
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(74,775)	(24,925)	(99,700)
Subtotal	77,312	13,665	90,977
Impairment	(37,848)	(13,665)	(51,513)
Subtotal	39,464	—	39,464
Balance, September 30, 2009:
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(112,623)	(38,590)	(151,213)
Total	$39,464	$—	$39,464

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization, or EBITDA, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. The following is a description of the valuation methodologies we used to derive the fair value of the former CDN services segment:

●
Income Approach: To determine fair value, we discounted the expected cash flows of the former CDN services segment and the FCP products reporting unit within the IP services segment. We calculated expected cash flows using a compounded annual revenue growth rate of approximately 20% for CDN services and 3% for FCP products, forecasting existing cost structures and considering capital reinvestment requirements. We used a discount rate of 16% for CDN services and 18% for FCP products, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor could expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value and incorporated the present value of the resulting terminal value into our estimate of fair value.

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

We will continue to perform our annual impairment testing as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
●
a change in estimates that resulted in acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated remaining useful life (from 38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers,

●
a change in estimates that resulted in acceleration of amortization expense of our acquired CDN trade names over a shorter estimated remaining useful life (from 32 months remaining as of June 1, 2009 to 17 months) to reflect the decreased value of the acquired trade names to our business, and

●
a change in estimates that resulted in acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated remaining useful life (from nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

We include the impairment charge of $4.1 million for acquired developed CDN advertising technology in “Direct costs of amortization of acquired technologies” in the accompanying statements of operations. The change in estimates of remaining useful lives for certain of our intangible assets related to acquired CDN customer relationships, trade names and non-compete agreements resulted in an increase to our net loss of $1.1 million and $1.6 million, or $0.02 and $0.03 per share, for the three and nine months ended September 30, 2009, respectively. The impairment charges and changes in estimated remaining useful lives of CDN intangible assets did not impact our cash balances or result in violation of any covenants of our debt instruments. We continue to believe that our remaining intangible assets are not impaired.

The components of our amortizing intangible assets are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology based	$35,927	$(16,553)	$40,061	$(13,317)
Contract based	24,232	(20,183)	24,232	(17,034)
Total	$60,159	$(36,736)	$64,293	$(30,351)

4.	Restructuring

On March 31, 2009, we implemented a restructuring plan to reduce our workforce by 45 employees, representing 10% of our total workforce at that time. The reductions were primarily in back-office functions as well as the elimination of certain senior management positions. We recorded $0.9 million of associated non-recurring severance during the nine months ended September 30, 2009. Substantially all of these charges were cash expenditures, most of which we have paid. Following the March 2009 reduction in force, we incurred an additional $0.1 million related to two leased facilities. Due to the short remaining terms of these leases, we do not expect to earn any sublease income in future periods. All amounts related to these leases are due within the next 12 months.

During the nine months ended September 30, 2009, we reviewed and made adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans. We made the adjustments to extend the period during which we do not anticipate receiving sublease income from these properties given our belief that it will take longer to find sublease tenants and the increased availability of space in each of these markets. The related analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The new assumptions resulted in an increase to our restructuring accrual of $2.1 million, which we recorded as an addition to restructuring expense and an increase to the related liability.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We report all of these charges and adjustments to the restructuring liability in “Goodwill impairment and restructuring” in the accompanying statements of operations. The following table displays the activity and balances for the restructuring activity for the nine months ended September 30, 2009 (in thousands):

	December 31, 2008 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments1	Cash Payments	September 30, 2009 Restructuring Liability
Activity for 2009 restructuring charge:
Employee separations	$—	$877	$31	$(818)	$90
Real estate obligations	—	129	5	(38)	96
	—	1,006	36	(856)	186

Activity for 2007 restructuring charge:
Real estate obligations	6,276	—	1,693	(1,358)	6,611

Activity for 2001 restructuring charge:
Real estate obligations	2,746	—	324	(427)	2,643

Total	$9,022	$1,006	$2,053	$(2,641)	$9,440

1	Includes a reclassification of accrued liabilities and deferred rent of approximately $0.1 million related to the 2007 and 2009 restructuring plans.

5.	Stock-Based Compensation and Executive Transition

During the three and nine months ended September 30, 2009, we granted 0.2 million and 2.0 million stock options, respectively, and 0.1 million and 0.9 million shares of unvested restricted common stock, respectively. During the nine months ended September 30, 2009, these grants included 1.1 million stock options and 0.4 million shares of unvested restricted common stock granted in conjunction with annual performance evaluations. The unvested restricted common stock included reissuance of 0.2 million shares of treasury stock, having a cost of $0.6 million. We acquire shares of treasury stock from time-to-time as payment of taxes due from employees for stock-based compensation, including less than $0.1 million for both the three months ended September 30, 2009 and 2008, and $0.3 million for both the nine months ended September 30, 2009 and 2008. Total stock-based compensation was $1.1 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $4.4 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation for the nine months ended September 30, 2009 also included $0.8 million of expense associated with the resignation of our former president and chief executive officer, which resulted in a modification of his stock options and restricted common stock, as discussed below. We use the Black-Scholes option valuation model to determine our equity-classified stock-based compensation expense.

On March 16, 2009, J. Eric Cooney became our president and chief executive officer and a member of our board of directors following the resignation of James P. DeBlasio. Mr. Cooney’s employment letter provides for (1) an annual base salary of $0.6 million, (2) a cash signing bonus of $0.3 million (under certain circumstances, Mr. Cooney will be obligated to reimburse us for one half of the signing bonus if his employment terminates prior to March 1, 2011), (3) an option to purchase 0.6 million shares of our common stock at a purchase price of $2.24, the closing price on the day of commencement of work, 25% of which will vest on March 16, 2010 and the remainder to vest in 36 equal monthly installments thereafter, (4) a new hire grant of 0.3 million shares of restricted stock, which will vest in four equal annual installments, (5) a grant of 0.2 million shares of restricted stock on each of the first and  second anniversary of his commencement of work, both such grants to vest in four equal annual installments, (6) an annual incentive bonus based upon criteria established by our board of directors, with a target level of 100% of base salary and a maximum level of 200% of base salary and (7) customary benefits including vacation. The fair value of Mr. Cooney’s stock-based compensation awards was $2.4 million, including the restricted stock that may be issued on the first and second anniversaries of his commencement of work. We record all executive transition costs with general and administrative costs and expenses in the accompanying statements of operations.

Pursuant to the terms of a separation agreement with Mr. DeBlasio, he received (1) a cash payment of $0.9 million, one half of which we paid in March 2009 and the remainder in September 2009, (2) full vesting of all equity awards previously granted to him, which had an incremental value of $0.8 million and (3) if he so elects, continued health, dental and vision insurance coverage under our group health plan until September 16, 2010. Mr. DeBlasio has until March 16, 2010 to exercise any stock options that were vested as of March 16, 2009.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use the effective income tax rate to provide for income taxes on a year-to-date basis. We reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

Our overall effective income tax rate, as a percentage of pre-tax ordinary income, was less than (1%) for both the nine months ended September 30, 2009 and 2008. The nominal negative effective income tax rate was attributable to permanent tax items, including goodwill and acquired developed CDN advertising technology impairments recorded during the nine months ended September 30, 2009, along with changes in our valuation allowance, and state and United Kingdom income tax expense.

The annual effective tax rate for 2009 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States, the United Kingdom and other foreign jurisdictions, enactments of new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

We continue to maintain a valuation allowance against our deferred tax assets of $131.2 million. The total deferred tax assets primarily consist of net operating loss carryforwards, particularly in the United States. We may recognize deferred tax assets in the United States and/or foreign jurisdictions in future periods when we estimate them to be realizable. Based on an analysis of our projected future pre-tax income in the United States, we do not have sufficient positive evidence for the release of our valuation allowance against our deferred tax assets in the United States within the next 12 months; therefore, we continue to maintain the full valuation allowance in the United States and all foreign jurisdictions, other than the United Kingdom. We will continue to monitor the need for a valuation allowance on the deferred tax assets in the United Kingdom. Based on historic profitability and assumptions of future earnings, we may partially or fully reserve the benefit of the United Kingdom deferred tax assets in a future period.

For the nine months ended September 30, 2009, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

7.	Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding, including participating securities outstanding as discussed below, during the period. We have excluded all outstanding options and unvested restricted stock awards as such securities are anti-dilutive for all periods presented.

On January 1, 2009, we adopted a recently-issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities for calculating earnings per share. This new accounting standard causes all unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be participating securities. The new accounting standard further requires participating securities to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings (after any dividends) are allocated to common stock and participating securities to the extent that each security may share in earnings. While our unvested restricted stock awards participate in any dividends equally with common stock, no losses are attributed to the awards. Upon adoption, we adjusted all prior-period earnings per share data presented retrospectively. The adoption of this new accounting standard did not have any impact on our basic or diluted net loss per share for the three or nine months ended September 30, 2009 or 2008.

We calculated basic and diluted net loss per share for the three and nine months ended September 30, 2009, and 2008 as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss and net loss available to common stockholders	$(1,975)	$(101,405)	$(69,227)	$(103,903)
Weighted average shares outstanding, basic and diluted	49,638	49,294	49,058	49,204
Net loss per share, basic and diluted	$(0.04)	$(2.06)	$(1.41)	$(2.11)

Total anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,258	3,847	5,258	3,847

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements

 On January 1, 2008, we adopted a new accounting standard as it related to financial assets and liabilities measured on a recurring basis, and on January 1, 2009, we adopted the new standard for nonfinancial assets and liabilities that we recognize or disclose at fair value in the financial statements on a nonrecurring basis. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in the first step of a goodwill impairment test. Our adoption for measuring nonfinancial assets and liabilities beginning in 2009 did not have a material impact on our consolidated financial statements.

The new accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The fair value hierarchy is summarized as follows:

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

We also adopted an optional accounting standard to record certain financial assets and financial liabilities at fair value. The accounting standard permitted us to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured at fair value. We applied this optional accounting standard to rights, or the ARS Rights, from one of our investment providers to sell at par value our auction rate securities originally purchased from the investment provider at anytime during a two-year period beginning June 30, 2010. We discuss the ARS Rights below.

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Available for sale securities:
Money market funds1	$25,851	$—	$—	$25,851
Trading securities:
Auction rate securities2	—	—	6,583	6,583
ARS Rights2	—	—	567	567
Total	$25,851	$—	$7,150	$33,001

1	Included in “Cash and cash equivalents” in the accompanying balance sheets as of September 30, 2009 in addition to $41,947 of cash.
2	Included in “Short-term investments in marketable securities” in the accompanying balance sheets as of September 30, 2009.

Our Level 3 assets consist of auction rate securities and the corresponding ARS Rights. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. The securities have historically traded at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that are substantially backed by the federal government and carried AAA/Aaa ratings as of September 30, 2009. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets.

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not actively trading at the present time and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Given that observable auction rate securities market information was not available to determine the fair value of our auction rate securities, we estimated the fair value of the auction rate securities based on a wide array of market evidence related to each security’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk that we believe market participants would use in pricing the securities in a current transaction. These assumptions could change significantly over time based on market conditions.

Beginning in early 2008, auctions failed to attract sufficient buyers and, as a result, the auction rate securities lost their liquidity. Accordingly, we changed the classification of the auction rate securities to non-current investments. In conjunction with our acceptance of the ARS Rights in November 2008, we changed the investment classification of our auction rate securities from available for sale to trading. As a result, we included changes in fair value in earnings in “Non-operating expense (income)” in the accompanying statements of operations. We intend to exercise the ARS Rights within the next 12 months and, therefore, have reclassified both the underlying securities and the corresponding ARS Rights from non-current to current as of September 30, 2009. The investment classification of the underlying securities and the corresponding ARS Rights continues to be trading.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes changes in fair value of our Level 3 financial assets for the nine months ended September 30, 2009 (in thousands):

	Auction Rate Securities	ARS Rights	Total
Balance, December 31, 2008	$6,378	$649	$7,027
Total gains or (losses) (realized/unrealized) included in earnings1	205	(82)	123
Balance, September 30, 2009	$6,583	$567	$7,150

1	All gains and losses are unrealized and relate to assets still held as of September 30, 2009.

The following table summarizes our nonfinancial assets measured at fair value on a nonrecurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$39,464	$39,464
Other intangible assets	—	—	23,423	23,423
Total	$—	$—	$62,887	$62,887

We wrote down goodwill and other intangible assets with carrying amounts of $91.0 million and $31.1 million, respectively, to their fair values of $39.5 million and $27.0 million (before additional amortization expense of $3.6 million), respectively. We included the aggregate impairment charge of $55.6 million in the net loss for the nine months ended September 30, 2009.

Market risk associated with our variable rate revolving line of credit and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. The following table presents information about our revolving line of credit and other liabilities at September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving line of credit	$20,000	$20,000	$20,000	$20,000
Other liabilities	791	826	878	897
Total	$20,791	$20,826	$20,878	$20,897

We estimate the fair values of our revolving line of credit and other liabilities based on current market rates of interest.

9.	Contingencies and Litigation

We currently, and from time-to-time, are involved in litigation incidental to the conduct of our business. Although we cannot ascertain the amount of liability that may result from these matters, we do not currently believe that, in the aggregate, such matters will result in liabilities material to our consolidated financial statements.

10.	Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements That We Have Adopted

In June 2009, the Financial Accounting Standards board (“FASB”) issued authoritative guidance codifying U.S. GAAP. While the guidance was not intended to change U.S. GAAP, it did change the way we reference these accounting principles in our unaudited condensed notes to consolidated financial statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. Our adoption of this authoritative guidance as of September 30, 2009 changed how we reference U.S. GAAP in our disclosures.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree, as well as the goodwill acquired and determination of the useful life of intangible assets. The new guidance also amends provisions related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. In addition, the new guidance amends the factors that an acquirer should consider in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Significant changes from previous guidance resulting from this new guidance include expanded definitions of “business” and “business combination,” expanded disclosure regarding the determination of intangible asset useful lives and the elimination of the distinction between contractual and non-contractual contingencies, including initial recognition and measurement. For all business combinations (whether partial, full or step acquisitions): (1) the acquirer must record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) the acquirer must recognize contingent consideration at its fair value on the acquisition date; (3) for certain arrangements, the acquirer must recognize changes in fair value in earnings until settlement; and (4) the acquirer must expense acquisition-related transaction and restructuring costs rather than treat them as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements, although it could have a material impact on any business combinations we enter into in 2009 or future periods.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB for the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities that we must include in the computation of earnings per share pursuant to the two class method. The adoption of this accounting guidance did not have an impact on net loss per share for the three or nine months ended September 30, 2009. See note 7 for additional information.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB which previously delayed the effective date by one year for nonfinancial assets and liabilities that we recognize or disclose at fair value in the financial statements on a non-recurring basis. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units in the first step of a goodwill impairment test. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. See note 8 for additional information.

On July 1, 2009, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements That We Have Not Yet Adopted

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2009, the FASB issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is “essential to the functionality.” Software-enabled products will not be subject to other revenue recognition guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009, noted above. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In addition to the accounting pronouncements described above, we have adopted and considered other recent accounting pronouncements that either did not have a material effect on our consolidated financial statements or are not relevant to our business. We do not expect other recently issued accounting pronouncements that are not yet effective will have a material effect on our consolidated financial statements.

11.	Subsequent Events

We have evaluated all subsequent events through November 5, 2009, which represents the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 5, 2009, there were no subsequent events which required recognition or disclosure.

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

We deliver services through 74 Internet protocol, or IP, service points of presence, or POPs, and 49 data centers across North America, Europe and the Asia-Pacific region. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers or NSPs, including AT&T Inc.; Verizon Communications Inc.; Global Crossing Limited; Level 3 Communications, Inc.; and Sprint Nextel Corporation. We operate in two business segments: IP services and data center services, as further described below and in note 2 to the accompanying consolidated financial statements. These segments reflect a change from our historical segments, which also included content delivery network, or CDN, services as a separate segment. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. We discuss the determination of and changes in our business segments below in “Segments,” along with the associated operating results for our business segments.

Our intelligent routing technology can facilitate traffic over multiple carriers, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We believe that our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements guarantee performance across a broader segment of the Internet in the United States, excluding local connections, whereas providers of conventional Internet connectivity typically only guarantee performance on their own network.

We currently have approximately 3,000 customers across more than 25 metropolitan markets, serving a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology.

Segments

During the three months ended June 30, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. The change from our historical segments reflects management’s views of the business and aligns our segments with our operational and organizational structure. We have integrated the primary components of our CDN services with our IP services in the IP services segment. This includes integration of our CDN POPs into our P-NAPs along with combining engineering and operations teams and internal financial reporting. In addition, a single manager reports directly to our chief executive officer for the integrated IP services. Historically, CDN services also included managed hosting, or maintaining network equipment on behalf of customers. Since these CDN services are a hosting activity, they are more similar to our data center services, and therefore we have included these services in our data center services segment. We have reclassified financial information for 2008 to conform to the current period presentation.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our FCP product is a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The FCP functions similarly to our P-NAP. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation and ongoing network configuration. This product represents less than 5% of our IP services revenue for each of the three and nine months ended September 30, 2009 and 2008.

Data Center Services. Data center services primarily include physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security and the managed hosting portion of CDN services.

Our data center services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate the issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and content delivery, along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We also provide a managed hosting solution that leverages our IP services. With this service, our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth.

We use a combination of facilities operated by us and by third parties, referred to as company-controlled facilities and partner sites, respectively. We offer a comprehensive solution at 49 service points, including nine locations that we operate and 40 locations operated by third parties. We charge monthly fees for data center services based on the amount of square footage and power that customers use in our facilities. We have relationships with various providers to extend our IP services into markets with high demand.

Goodwill and Other Intangible Assets

We test goodwill for impairment at least annually as of August 1 of each calendar year.  Our assessment of goodwill for impairment includes comparing the fair value of our reporting units to the net book value. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the affected reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference. We did not identify any additional impairment as a result of the annual August 1, 2009 impairment test following our June 1, 2009 impairment, described below.

As previously discussed, during the three months ended June 30, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. The decision to consolidate segments required acceleration of our 2009 annual impairment test of goodwill to June 1, 2009, the date we changed how we view and manage our business. As a result of our assessment using an earlier measurement date of June 1, 2009, we recorded an aggregate goodwill impairment charge of $51.5 million during the three months ended June 30, 2009. This charge included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill in our IP services segment related to our FCP products. We present the aggregate goodwill impairment charge in “Goodwill impairment and restructuring” in the accompanying statements of operations for the nine months ended September 30, 2009.

The goodwill impairment in our former CDN services segment was primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of comparable companies. The CDN services goodwill arose from our acquisition of VitalStream Holdings, Inc., or VitalStream, in February 2007, which we initially recorded at a value of $154.7 million, representing 72% of the $214.0 purchase price. These declines in CDN services revenues and operating results were primarily attributable to continued pricing pressures, which were partially offset by traffic increases. This was combined with higher costs of sales related to traffic mix, as well as a weakened economy and steadily increasing levels of customer churn. This led to a renewed emphasis on and dedication of our internal resources within our IP services to strengthen our services offering and leverage our entire IP backbone and cost structure. Similarly, the goodwill impairment in our IP services segment was due to declines in our FCP products revenues and operating results. The decline in FCP products revenues was primarily attributable to lower sales associated with a reduced marketing effort as we reevaluated our equipment sales strategy for FCP products. The impairment charges did not impact our current cash balance or result in violation of any covenants of our debt instruments.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In conjunction with reorganizing our business segments and the associated review of our long-term financial outlook, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets as of June 1, 2009. The analysis and re-assessment of other identifiable intangible assets resulted in:

●	an impairment charge of $4.1 million in acquired developed CDN advertising technology due to a strategic change in market focus,
●
a change in estimates that resulted in acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated remaining useful life (38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers,

●
a change in estimates that resulted in acceleration of amortization expense of our acquired CDN trade names over a shorter estimated remaining useful life (32 months remaining as of June 1, 2009 to 17 months) to reflect the decreased value of the acquired trade names to our business, and

●
a change in estimates that resulted in acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated remaining useful life (nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

We include the impairment charge of $4.1 million for acquired developed CDN advertising technology in “Direct costs of amortization of acquired technologies” in the accompanying statements of operations. The change in estimates of remaining useful lives for certain of our intangible assets related to acquired CDN customer relationships, trade names and non-compete agreements resulted in an increase to our net loss of $1.1 million and $1.6 million, or $0.02 and $0.03 per share, for the three and nine months ended September 30, 2009, respectively. The impairment charges and changes in estimated remaining useful lives of CDN intangible assets did not impact our cash balances or result in violation of any covenants of our debt instruments. We continue to believe that our remaining intangible assets are not impaired.

Restructuring

On March 31, 2009, we implemented a restructuring plan to reduce our workforce by 45 employees, representing 10% of our total workforce at that time. The reductions were primarily in back-office functions as well as the elimination of certain senior management positions. We recorded $0.9 million of associated non-recurring severance during the nine months ended September 30, 2009. Substantially all of these charges were cash expenditures, most of which we have paid. Following the March 2009 reduction in force, we incurred an additional $0.1 million expense related to two leased facilities affected by the reduction in force. Due to the short remaining terms of these leases, we do not expect to earn any sublease income in future periods. All amounts related to these leases are due within the next 12 months.

During the nine months ended September 30, 2009, we reviewed and made adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans. We made the adjustments to extend the period during which we do not anticipate receiving sublease income from these properties given our belief that it will take longer to find sublease tenants and an increase in availability of space in each of these markets. The related analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan. The new assumptions resulted in an increase to our restructuring accrual of $2.1 million, which we recorded as an addition to restructuring expense and an increase to the related liability.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 10 to the accompanying consolidated financial statements.

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Direct Costs of Network, Sales and Services. Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing NSPs and competitive local exchange providers;
●	facility and occupancy costs for housing and operating our and our customers’ network equipment;
●	costs of FCP products sold;
●	costs incurred for providing additional third party services to our customers; and
●	royalties and costs of license fees for operating systems software.

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

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over useful lives of three to eight years. The weighted average of remaining life at September 30, 2009 was approximately five years. These direct costs also include impairment of the acquired developed CDN advertising technology in the nine months ended September 30, 2009 and both the three and nine months ended September 30, 2008, as discussed below.

Sales and Marketing Costs. Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our external web site and other promotional costs.

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

Three and Nine Months Ended September 30, 2009 and 2008

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

Total revenues were $64.4 million for the three months ended September 30, 2009, a decrease of $1.0 million, or 1.5%, compared to $65.4 million for the three months ended September 30, 2008. Data center services revenues were $33.5 million and IP services revenues were $30.9 million for the three months ended September 30, 2009. For the three months ended September 30, 2009, data center services revenues increased $3.6 million, or 12%, while IP services revenues decreased $4.6 million, or 13% compared to the same period in 2008. The decrease in IP services revenues was driven by a decline in IP pricing for new and renewing customers and the loss of older customers who paid higher effective prices, partially offset by an increase in overall traffic.

Total operating costs and expenses, excluding goodwill impairment and restructuring disclosed separately, were $66.2 million and $66.7 million for the three months ended September 30, 2009 and 2008, respectively. We experienced period-to-period increases in direct costs of network, sales and services for data center services and depreciation and amortization, primarily from our expansion of data center space. These increases were largely offset by lower direct costs of amortization after impairment of acquired developed CDN advertising technology as of June 1, 2009. In the three months ended September 30, 2009, we also reduced our direct costs of network, sales and services for IP services, the provision for doubtful accounts and outside professional services compared to the same period in 2008. Total operating costs and expenses also included separately disclosed goodwill impairment and restructuring of $100.4 million in each of the three and nine months ended September 30, 2008 and $54.6 million in the nine months ended September 30, 2009.

Our financial position and liquidity remain strong. We ended the quarter with more than $67.8 million in cash and cash equivalents and $23.3 million in debt obligations, including $3.3 million for capital leases. Net cash flows provided by operations were $27.2 million. Quarterly days sales outstanding at September 30, 2009 were 34 days, down from 40 days at December 31, 2008.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, as a percentage of total revenues, selected statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
IP services	47.9%	54.2%	49.4%	55.7%
Data center services	52.1	45.8	50.6	44.3
Total revenues	100.0	100.0	100.0	100.0

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization shown below:
IP services	18.7	19.4	19.1	20.5
Data center services	38.0	34.8	37.3	32.3
Direct costs of customer support	7.4	6.0	7.1	6.6
Direct costs of amortization of acquired technologies	1.5	4.7	3.8	2.9
Sales and marketing	9.2	11.3	10.7	12.6
General and administrative	16.5	16.4	18.2	18.2
Depreciation and amortization	11.4	9.4	10.8	9.1
Goodwill impairment and restructuring	0	153.5	28.3	52.9
Total operating costs and expenses	102.7	255.5	135.3	155.1
Loss from operations	(2.7)%	(155.5)%	(35.3)%	(55.1)%

As described above, during the three months ended June 30, 2009, we reevaluated our business segments and consolidated our business segments from three to two. The historical comparative financial information below has been reclassified to reflect the consolidation of our business segments.

IP Services. Revenues for IP services decreased $4.6 million, or 13%, to $30.9 million for the three months ended September 30, 2009, compared to $35.5 million for the same period in 2008. Revenues for IP services decreased $10.6 million, or 10%, to $95.2 million for the nine months ended September 30, 2009, compared to $105.8 million for the same period in 2008. The decrease in IP services revenues was driven by a decline in IP pricing for new and renewing customers and the loss of older customers who were paying higher effective prices, partially offset by an increase in overall traffic. There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three and nine months ended September 30, 2009. Despite price declines, we continue to experience increasing volume in our traditional IP services. IP traffic increased on average approximately 26% from the three months ended September 30, 2008 to the three months ended September 30, 2009 calculated based on a sum of the months in the respective periods. The increase in IP traffic resulted from our customers using more applications, as well as the nature of applications consuming greater amounts of bandwidth. We believe we remain well-positioned to benefit from an increasing reliance on the Internet as the medium for business applications, media distribution, communication and entertainment. IP services revenues also included FCP product and other hardware sales of $0.5 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. This revenue data for FCP products does not include FCP-related services or subscription revenue.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, decreased $0.6 million, or 5%, to $12.0 million for the three months ended September 30, 2009, compared to $12.7 million for the same period in 2008. The related direct costs decreased $2.0 million, or 5%, to $36.8 million for the nine months ended September 30, 2009, compared to $38.8 million for the same period in 2008. Direct costs of IP network, sales and services were 39% and 36% of IP service revenues for the three months ended September 30, 2009 and 2008, respectively, and 39% and 37% for the nine months ended September 30, 2009 and 2008, respectively. IP services segment profit decreased $4.0 million to $18.8 million for the three months ended September 30, 2009 from $22.8 million for the same period in 2008, and decreased $8.6 million to $58.3 million for the nine months ended September 30, 2009 from $66.9 million for the same period in 2008. The increase in direct costs as a percentage of revenues and the decrease in segment profit were primarily due to lower revenue from ongoing pricing pressure as noted above. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. During the three and nine months ended September 30, 2009, we continued to renegotiate our agreements with our major network service providers, which included cancellation and consolidation of certain contracts that, in the aggregate, resulted in both lower minimum commitments and bandwidth rates. As our IP traffic continues to grow, we expect to realize lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Services. Revenues for data center services increased $3.6 million, or 12%, to $33.5 million for the three months ended September 30, 2009, compared to $29.9 million for the same period in 2008. Data center services revenues increased $13.5 million, or 16%, to $97.5 million for the nine months ended September 30, 2009 from $84.0 million for the same period in 2008. During the nine months ended September 30, 2009, we completed data center expansions and upgrades in New York, Boston and Seattle.

The direct costs of data center services, exclusive of depreciation and amortization, increased $1.7 million, or 7%, to $24.5 million for the three months ended September 30, 2009 from $22.8 million for the same period in 2008. For the nine-month period, related direct costs increased $10.5 million, or 17%, to $71.9 million for the nine months ended September 30, 2009 from $61.4 million for the same period in 2008. Direct costs of data center services as a percentage of corresponding revenues decreased to 73% for the three months ended September 30, 2009 from 76% for the same period in 2008 and increased to 74% for the nine months ended September 30, 2009 from 73% for the same period in 2008. Data center services contributed $9.1 million of segment profit for the three months ended September 30, 2009, an increase of $1.9 million from $7.2 million for the same period in 2008 and increased more than $3.0 million to $25.6 million for the nine months ended September 30, 2009 from $22.6 million for the same period in 2008.

The growth in data center revenues and direct costs of data center services largely follows our expansion of data center space. We believe the demand for data center services continues to outpace industry-wide supply and expect to continue investing in and expanding our data center business. This includes a plan that committed $50.0 million in capital expenditures over the next 12-18 months to expand our data center footprint in key markets. Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between facilities operated by us and third parties, referred to as company-controlled facilities and partner sites, respectively, as well as the occupancy of total available space. While we recognize some of the initial operating costs, especially rent, of company-controlled facilities in advance of revenues, these sites are more profitable at certain levels of occupancy than the use of partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. We expect to increase the proportion of revenues from company-controlled facilities compared to partner sites over the next several quarters. However, initial operating costs in company-controlled facilities resulted in higher direct costs as a percentage of corresponding data center services revenues for the nine months ended September 30, 2009 compared to the same period in 2008. We also expect direct costs of data center services as a percentage of corresponding data center services revenues to decrease as the recently-expanded company-controlled facilities contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding data center services revenues of 73% for the three months ended September 30, 2009 compared to 76% for the same period in 2008, especially for space added during the three months ended September 30, 2008.

Operating Expenses. Other than direct costs of network, sales and services, our compensation and facilities-related costs have the most pervasive impact on recurring operating expenses.

Compensation. Compensation and benefits comprise our next largest recurring expense after direct costs of network, sales and services. Total compensation and benefits, including stock-based, was $14.1 million and $44.9 million for the three and nine months ended September 30, 2009, respectively, compared to $14.5 million and $46.3 million for the same periods in 2008, respectively. Headcount was 397 as of September 30, 2009 compared to 430 as of September 30, 2008. The lower period-over-period headcount reflects our March 2009 reduction in force that reduced headcount by 45 employees, or 10% or our workforce at that time. As discussed in note 4 to the accompanying financial statements, the reductions were primarily in back-office functions as well as the elimination of certain senior management positions. For the three and nine months ended September 30, 2009, salaries and wages were lower by $0.5 million and $1.1 million, respectively, compared to the same periods in 2008. In the nine months ended September 30, 2009, the lower salaries and wages were offset by severance payments, including $0.9 million to our former president and chief executive officer, and a $0.3 million signing bonus paid to our new president and chief executive officer. However, severance does not include $0.9 million associated with the March 2009 reduction in force noted above. The expense for the reduction in force is recorded in the caption “Goodwill impairment and restructuring” in the accompanying financial statements. Commission expense was also lower by $0.2 million and $1.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to lower revenue bookings for earned commissions.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Stock-based compensation decreased $0.8 million to $1.1 million for the three months ended September 30, 2009 from $1.9 million for the same period in 2008 and decreased $2.0 million to $4.4 million for the nine months ended September 30, 2009 from $6.4 million for the same period in 2008. The decreases were due to an increase in adjustments for actual and estimated forfeitures of unvested awards through employee turnover and a lower fair value for new awards based on our lower stock price. Stock-based compensation for the nine months ended September 30, 2009 also included $0.8 million related to the resignation of our former president and chief executive officer, as discussed above, which resulted in the full vesting as of March 16, 2009 of all equity awards previously granted to him. Stock-based compensation is summarized by the following financial statement captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Direct costs of customer support	$285	$277	$827	$1,089
Sales and marketing	362	448	1,102	1,396
General and administrative	424	1,197	2,505	3,886
Total	$1,071	$1,922	$4,434	$6,371

Facilities. Facilities and related costs, including repairs and maintenance, communications and office supplies but excluding direct costs of network, sales and services, are our next largest recurring expense. These costs increased $0.1 million to $2.0 million for the three months ended September 30, 2009 from $1.9 million for the same period in 2008 and increased $0.4 million to $6.1 million for the nine months ended September 30, 2009 from $5.7 million for the same period in 2008 due to the expansion of data centers.

We further discuss additional operating expenses with the financial statement captions below.

Direct Costs of Customer Support. Direct costs of customer support increased 23% to $4.8 million for the three months ended September 30, 2009 from $3.9 million for the same period in 2008. This increase was due to a $0.4 million increase in cash-based compensation and an increase in professional services of $0.3 million. For the nine months ended September 30, 2009, direct costs of customer support increased 9% to $13.6 million from $12.5 million for the same period in 2008. This increase was primarily due to a $1.0 million increase in cash-based compensation and benefits and a $0.5 million increase in professional services, partially offset by a $0.3 million decrease in stock-based compensation and a $0.1 million decrease in training. The increase in cash-based compensation and benefits included severance related to a former vice president who was terminated separately from the March 2009 restructuring plan.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies decreased to $1.0 million for the three months ended September 30, 2009 from $3.0 million for the same period in 2008. Direct costs of amortization of acquired technologies increased to $7.4 million for the nine months ended September 30, 2009 from $5.5 million for the same period in 2008. In conjunction with consolidating our business segments, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge of $4.1 million as of June 1, 2009 in acquired developed CDN advertising technology due to a strategic change in market focus. We also recorded a similar impairment charge of $1.9 million as of August 1, 2008. We expect amortization expense to continue to be approximately $1.0 million each quarter, excluding the acquisition of any new technology, additional impairments or changes in estimated lives.

Sales and Marketing. Sales and marketing costs for the three months ended September 30, 2009 decreased 19% to $6.0 million from $7.4 million for the same period in 2008. For the nine months ended September 30, 2009, sales and marketing costs decreased 13% to $20.7 million from $23.9 million for the same period in 2008. The decreases in both periods were primarily due to lower sales commissions, decreased cash-based and stock-based compensation, described above, as well as a reduction in outside professional services.

General and Administrative. General and administrative costs for the three months ended September 30, 2009 decreased 1% to $10.6 million from $10.7 million for the same period in 2008. This decrease included lower stock-based compensation and the provision for doubtful accounts, partially offset by increases in cash-based compensation. For the nine months ended September 30, 2009, general and administrative costs increased 1% to $35.1 million from $34.6 million for the same period in 2008. The increase included higher outside professional services and cash-based compensation, partially offset by decreases in the provision for doubtful accounts and stock-based compensation. The increases in cash-based compensation and benefits and the decreases in stock-based compensation for both the three and nine months ended September 30, 2009 over the same periods in 2008 are discussed above in “Operating Expenses—Compensation.”

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for doubtful accounts decreased to $0.6 million for the three months ended September 30, 2009, from $1.1 million for the same period in 2008 and decreased to $2.1 million for the nine months ended September 30, 2009, from $4.8 million for the same period in 2008. The higher provisions in 2008 were primarily attributed to our former CDN services and IP services segments. A number of the CDN customers that we reserved as doubtful accounts were customers in 2007 and early 2008, but we disconnected their service in 2008 for failing to make payment. In addition, bankruptcies of certain of our customers in the financial services industry negatively impacted IP services. We continue to place a strong emphasis on the credit worthiness of our customers and their ability to meet obligations to us. To mitigate default risk with certain new customers, we place additional upfront requirements such as prepayments or deposits before commencing delivery of our services. These recent enhancements to our credit and collection procedures have enabled us to mitigate credit and collection risk, which has resulted in reduced bad debt expense.

Professional services costs increased $2.1 million for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the use of consultants for contract labor, process improvements and other outside services, particularly in finance and information technology, and for personnel recruiting fees. However, professional service costs decreased $0.3 million for the three months ended September 30, 2009 compared to the same period in 2008 as we reduced the number of consultants that we utilize. We continue to work to control costs related to professional services.

Depreciation and Amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 19% to $7.3 million for the three months ended September 30, 2009 from $6.1 million for the same period in 2008. For the nine months ended September 30, 2009, depreciation and amortization increased 21% to $20.9 million from $17.2 million for the same period in 2008. The increases for both periods included the effects of our recent expansion of data centers and P-NAP capabilities and the change in estimates of remaining lives for certain of our other intangible assets.

Goodwill Impairment and Restructuring. Refer to the discussion of our goodwill impairment and restructuring costs above in “Goodwill and Other Intangible Assets” and “Restructuring,” as well as in notes 3 and 4 to the accompanying statements of operations.

Non-operating Expense (Income). For the three months ended September 30, 2009, we had non-operating expense of $0.2 million compared to income of $0.1 million for the same period in 2008. For the nine months ended September 30, 2009, we had non-operating expense of $0.3 million compared to income of $0.7 million for the same period in 2008. The decreases in both periods were primarily due to lower interest income resulting from a reduction in total interest-earning investments, a move toward lower-risk investments and lower overall interest rates.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2009 and a benefit of less than $0.1 million for the same period in 2008. We recorded a provision for income taxes of $0.6 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. Our overall effective income tax rate, as a percentage of pre-tax ordinary income, was less than (1%) for both the nine months ended September 30, 2009 and 2008. The nominal negative effective income tax rate was attributable to permanent tax items, including goodwill and acquired developed CDN advertising technology impairments recorded during the nine months ended September 30, 2009 and 2008, along with changes in our valuation allowance, and state and United Kingdom income tax expense.

We continue to maintain a valuation allowance against our deferred tax assets of $131.2 million. The total deferred tax assets primarily consist of net operating loss carryforwards, particularly in the United States. We may recognize deferred tax assets in the United States and/or foreign jurisdictions in future periods when we estimate them to be realizable. Based on an analysis of our projected future pre-tax income in the United States, we do not have sufficient positive evidence for the release of our valuation allowance against our deferred tax assets in the United States within the next 12 months; therefore, we continue to maintain the full valuation allowance in the United States and all foreign jurisdictions, other than the United Kingdom. Based on historic profitability and assumptions of future earnings, we may partially or fully reserve the benefit of the United Kingdom deferred tax assets in a future period.

Liquidity and Capital Resources

Cash Flow for the Nine Months Ended September 30, 2009 and 2008

Net Cash from Operating Activities. Net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $18.3 million, while changes in operating assets and liabilities generated cash from operations of $8.9 million. We anticipate continuing to generate cash flows from our results of operations, or net loss adjusted for non-cash items. We also expect to use cash flows from operating activities and cash on hand to fund a significant portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The primary non-cash adjustment in the nine months ended September 30, 2009 was $55.6 million for impairment of goodwill and other intangible assets, further discussed above in “Goodwill and Other Intangible Assets” and “Results of Operations.” Non-cash adjustments also included $24.1 million for depreciation and amortization, which included the effects of the expansion of our network and data center facilities, and $4.4 million for stock-based compensation expense, which we also discuss above in “Results of Operations.” Changes in operating assets and liabilities had a net favorable impact on cash provided by operations, particularly from accounts receivable, prepaid expenses and accounts payable. Net accounts receivable decreased $2.5 million from December 31, 2008 to September 30, 2009, primarily as a result of our focus on credit and collections and a continued focus on mitigating default risk in our customer base. Quarterly days sales outstanding at September 30, 2009 decreased to 34 days from 40 days at December 31, 2008. Prepaid expenses, deposits and other assets decreased $2.9 million from December 31, 2008 to September 30, 2009, primarily from amortization of annual prepaid insurance premiums and lower prepaid colocation expenses at our partner sites as we concentrate on selling into company-controlled facilities. Accounts payable increased $1.5 million from December 31, 2008 to September 30, 2009, primarily as a result of paying vendors at the maximum allowable contractual terms.

Net cash provided by operating activities was $30.8 million for the nine months ended September 30, 2008. Our net loss, after adjustments for non-cash items, generated cash from operations of $32.9 million while changes in operating assets and liabilities represented a use of cash from operations of $2.2 million. The primary non-cash adjustment was $102.3 million for impairment of goodwill and other intangible assets. There was also a non-cash adjustment of $20.9 million for depreciation and amortization, which included the amortizable intangible assets acquired through the acquisition of VitalStream in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments in 2008 also included $6.4 million for stock-based compensation expense and $4.8 million for the provision for doubtful accounts. The changes in operating assets and liabilities included increases in prepaid expenses, deposits and other assets of $1.5 million, mostly due to an increase in prepaid colocation setup costs and two additional deposits for real estate leases, and a change of $1.0 million in accounts receivable due to current economic conditions, including a few customers who have filed for bankruptcy. There were also decreases in accrued restructuring, deferred revenues and accrued liabilities of $1.5 million, $0.5 million and $0.5 million, respectively. Accrued restructuring decreased due to scheduled cash payments during the nine months ended September 30, 2008. The decrease in deferred revenues was caused by less deferred revenues related to reduced sales of our FCP product and the decrease in accrued liabilities was mainly caused by lower bonus accruals. These changes were partially offset by an increase in accounts payable of $3.0 million, which was primarily caused by amounts due to vendors related to our continued expansion of data center facilities. Quarterly days sales outstanding at September 30, 2008 decreased to 45 days from 53 days at December 31, 2007. The 53 days sales outstanding at December 31, 2007 was unusually high and related to collection delays on certain larger, high credit quality customers that tended to pay over longer terms and the migration of certain former VitalStream and other customers to Internap billing and systems platforms.

Net Cash from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2009 was $5.7 million, due to capital expenditures of $13.0 million, offset by maturities of investments in marketable securities of $7.2 million. Our capital expenditures were principally for the continued expansion of our data center facilities and upgrading our network infrastructure.

Net cash used in investing activities for the nine months ended September 30, 2008 was $30.4 million, primarily due to capital expenditures of $34.1 million, offset by decreases in restricted cash of $4.1 million. Our capital expenditures were principally for the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities.

Net Cash from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2009 was $0.6 million, primarily due to $0.3 million for the acquisition of shares of treasury stock as payment of taxes due from employees for stock-based compensation and payments on capital leases of $0.2 million. We also repaid and re-borrowed $59.0 million on our credit agreement to manage net interest income and expense. As a result of these activities, we had balances of $20.0 million on our revolving line of credit and $3.3 million in capital lease obligations as of September 30, 2009 with $0.1 million in the capital leases scheduled as due within the next 12 months. We may also borrow additional funds under our credit agreement if we consider it economically favorable to do so.

Net cash used in financing activities for the nine months ended September 30, 2008 was $0.6 million, primarily due to principal payments on capital leases.

Liquidity

We continue to monitor and review our performance and operations in light of the continuing negative global economic conditions. The current economic recession has negatively impacted spending by our customers, resulting in a decline in demand for our products and services. In addition, the current economic recession may make it more difficult for our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. We monitor all of our investments in marketable securities to ensure, to the extent possible, that instability in liquidity and credit markets do not adversely impact the fair value of these investments. This resulted in transferring investments in corporate debt securities to money market accounts as the debt securities matured. We do not believe that the recent instability in the credit markets has or will have a material adverse effect on our liquidity or capital resources, although we continue to monitor these markets closely.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We expect to meet our cash requirements for the remainder of 2009 and in 2010 through a combination of net cash provided by operating activities and existing cash, cash equivalents and short-term investments in marketable securities. This includes a plan that committed $50.0 million in capital expenditures over the next 12-18 months to grow our data center business in key markets. We may also utilize additional borrowings under our credit agreement, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual net losses. For the three and nine months ended September 30, 2009, we recorded net losses of $2.0 million and $69.2 million, respectively. As of September 30, 2009, our accumulated deficit was $1,036.1 million. Our net loss for the nine months ended September 30, 2009 included $51.5 million in impairment charges for goodwill and $4.1 million in impairment charges for acquired developed CDN advertising technology, $3.1 million in restructuring charges and $2.2 million for transition of our president and chief executive officer. We do not expect to incur these charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future, due in part to the competitive and evolving nature of the industry in which we operate. Also, due to the negative global economic conditions, we have seen signs of slowdowns and cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to achieve or sustain profitability on a quarterly basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Short-Term Investments. Short-term investments at September 30, 2009 consist of auction rate securities and the corresponding ARS rights, described below. The carrying value (which approximates fair value) of our auction rate securities as of September 30, 2009 was $6.6 million, compared to a par value of $7.2 million. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. The securities have historically traded at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that are substantially backed by the federal government and carried AAA/Aaa ratings as of September 30, 2009. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term instruments because of the liquidity provided through the interest rate resets. While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not actively trading at the present time and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value.

Beginning in early 2008, auctions failed to attract sufficient buyers and, as a result, the auction rate securities lost their liquidity. Accordingly, we changed the classification of the auction rate securities to non-current investments. In November 2008, we accepted an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction-rate securities originally purchased from the investment provider ($7.2 million) at anytime during a two-year period beginning June 30, 2010. The carrying value (which approximates fair value) of our ARS Rights as of September 30, 2009 was $0.6 million. In conjunction with our acceptance of the ARS Rights, we changed the investment classification of our auction rate securities to trading from available for sale. We intend to exercise the ARS Rights within the next 12 months and, therefore, have reclassified both the underlying securities and the corresponding ARS Rights from non-current to current as of September 30, 2009. The combined carrying value (which approximates fair value) of our auction rate securities and the corresponding ARS Rights was $7.2 million as of September 30, 2009 and represented 22% or our total financial assets measured at fair value. The investment classification of the underlying securities and the corresponding ARS Rights continues to be trading. In October 2009, a small portion of our auction rate securities, less than $0.1 million, was called by the issuer at par value.

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

The interest rate on the Amended Credit Agreement as of September 30, 2009 was 3.25% and is based on our bank’s prime rate. The principal amount of $20.0 million is due September 14, 2011. As of September 30, 2009, we had a total of $3.6 million of letters of credit issued and $11.4 million in borrowing capacity on the revolving credit facility. In October 2009, we repaid $19.5 million of the outstanding balance. As of September 30, 2009, we were in compliance, and anticipate maintaining compliance, with the various covenants in the Amended Credit Agreement.

Our obligations under the Amended Credit Agreement are pledged, pursuant to a pledge and security agreement and an intellectual property security agreement, by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

Capital Leases. Our future minimum lease payments on remaining capital lease obligations at September 30, 2009 were $8.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Auction Rate Securities and ARS Rights

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Short-Term Investments,” the estimated fair values of our auction rate securities and the corresponding ARS Rights were $6.6 million and $0.6 million, respectively, as of September 30, 2009. We estimate that a change in the effective yield of 100 basis points in the auction rate securities and the corresponding ARS Rights would change our interest income by $0.1 million per year. We intend to exercise our ARS Rights within the next 12 months and subsequent to September 30, 2009, a small portion of our auction rate securities, less than $0.1 million, was called by the issuer at par value.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of September 30, 2009, our long-term debt consisted of a revolving credit facility of $20.0 million with an interest rate of 3.25% and is based on our bank’s prime rate. The principal amount of $20.0 million is due September 14, 2011. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently repaid $19.5 million on the revolving credit facility in October 2009 and plan to borrow on the revolving credit facility from time-to-time, particularly if we consider it economically favorable to do so.

Foreign Currency Risk

Substantially all of our revenue is currently in United States dollars and from customers primarily in the United States. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended September 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

					(c)	Total Number	(d)	Maximum
						of Shares (or		Number (or
						Units)		Approximate
						Purchased as		Dollar Value) of
						Part		Shares (or Units)
	(a)	Total Number				of Publicly		That May Yet Be
		of Shares	(b)	Average Price		Announced		Purchased Under
		(or Units)		Paid per Share		Plans		the Plans or
Period		Purchased1		(or Unit)		or Programs		Programs
July 1 to 31, 2009		1,115		$3.14		—		—
August 1 to 31, 2009		4,168		2.96		—		—
September 1 to 30, 2009		2,503		3.60		—		—
Total		7,786		$3.19		—		—

1	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of the Company.

32.2*	Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

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

Date: November 5, 2009