Form 10-K
period 2009-12-31
INTERNAP NETWORK SERVICES CORP
filed 2010-03-02
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $173,352,170 based on a closing price of $3.49 on June 30, 2009, as quoted on the NASDAQ Global Market.

As of February 19, 2010, 50,950,851 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We were incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. Our principal executive offices are located at 250 Williams Street, Suite E-100, Atlanta, Georgia 30303, and our telephone number is (404) 302-9700. Our common stock trades on the NASDAQ Global Market under the symbol “INAP.” Our website address is www.internap.com.

We are an Internet solutions and data center company providing a suite of network optimization and delivery services and products that manage, deliver and distribute applications and content with a 100% availability service level agreement, as well as a global provider of secure and reliable data center services. We help our customers innovate their business, improve service levels and lower the cost of information technology operations. Our services and products, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

We provide services through 73 Internet Protocol, or IP, service points, which include 20 content delivery network, or CDN, points of presences, or POPs, and 47 data centers across North America, Europe and the Asia-Pacific region. We also have two additional international standalone CDN POPs and two additional domestic standalone data center locations through which we provide IP services by extension. However, through December 31, 2009, neither revenues generated nor long-lived assets located outside the United States were significant (all less than 10%).

Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers, or NSPs, such as Verizon Communications Inc.; Global Crossing Limited; Level 3 Communications, Inc.; XO Holdings Inc.; and Cogent Communications Group, Inc. We operate in two business segments: IP services and data center services. These segments reflect a change from our historical segments, which also included CDN services as a separate segment. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. We discuss the determination of and changes in our business segments below in “Segments” and in notes 2 and 4 to the accompanying consolidated financial statements.

Our intelligent routing technology facilitates traffic over multiple carriers, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We believe that our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives. Our service level agreements, or SLAs, guarantee performance across multiple networks and a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity which typically only guarantee performance on their own network.

On February 20, 2007, we closed the acquisition of VitalStream in an all-stock transaction accounted for using the purchase method of accounting for business combinations. Our results of operations include the activities of VitalStream from February 21, 2007 through December 31, 2009.

We currently have approximately 2,900 customers across more than 25 metropolitan markets, serving a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology.

Industry Background

The Emergence of Multiple Internet Networks

The Internet originated as a restricted network designed to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and organizations. As the Internet evolved, businesses began to use the Internet for functions critical to their core business and communications. Telecommunications companies established additional networks to supplement the original public infrastructure and satisfy increasing demand. Currently, the Internet is a global collection of interconnected computer networks, forming a network of networks. These networks were developed at great expense but are nonetheless constrained by the fundamental limitations of the Internet’s architecture and routing protocols. Each network must connect to one another to permit its users to communicate with each other. Consequently, many Internet network service providers, or ISPs, have agreed to exchange large volumes of data traffic through a limited number of public and private network access points.

The Problem of Inefficient Routing of Data Traffic on the Internet

An individual ISP only controls the routing of data within its network and its routing practices tend to compound the inefficiencies of the Internet. When an ISP receives a packet that is not destined for one of its own customers, it must route that packet to another ISP to complete the delivery of the packet over the Internet. An ISP will often route the data from private connections, or peered data, to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible to reduce capacity and management burdens on its own transport network. Once the origination traffic leaves the network of an ISP, SLAs with that ISP typically do not apply since that carrier cannot control the quality of service on the network of another ISP. Consequently, to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. For customers of conventional Internet connectivity providers, this transfer can result in lost data, slower and more erratic transmission speeds and an overall lower quality of service, especially where the ISP is not familiar with the performance of the destination network. The quality of service can be further degraded by basic routing protocols that make assumptions about the “best” path or network to route traffic to, without consideration of the performance of that network. Equally important, customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels, such as poor data transmission performance or service failures. As a result, it is virtually impossible for a single ISP to offer a high quality of service across disparate networks.

The Problem of Poor Application Performance over Distant Network Paths

The major application protocols often utilized over data networks perform poorly under congestion when network latency is high or network paths are subject to packet and data loss. These applications may timeout, reset or cause user frustration and abandonment of an activity or session. Network latency, a measure of time it takes data to travel between two network points, is a significant factor when communicating over vast distances such as the global network paths between two continents. The more distant the communicating parties are from each other, the higher the network latency will be, potentially resulting in lower effective throughput. Additionally, longer distances typically result in more network hops, or data transition points, and may increase the likelihood of encountering congestion. As a result, business application performance and resultant user experience may degrade.

The Growing Importance of the Internet for Business-Critical Internet-Based Applications

The Internet is used as a communications platform for an increasing number of business-critical Web- and Internet-based applications, such as those relating to electronic commerce, Voice over IP, or VoIP, supply chain management, customer relationship management, project coordination, streaming media and video conferencing and collaboration. Businesses are redesigning their information technology operations models to take advantage of new, more cost-effective application delivery models, such as software-as-a-service, hosting and cloud computing. In all cases, these new delivery models rely on the Internet as the primary means of communicating with customers and users, and result in enhanced expectations of performance, availability and transparent delivery for the business application to work as expected.

Businesses often are unable to benefit from the full potential of the Internet primarily because of performance issues discussed above. The emergence of technologies and applications that rely on network quality and require consistent, high-speed data transfer, such as VoIP, video conferencing and streaming, multimedia document distribution and streaming and audio and video conferencing and collaboration, are hindered by inconsistent performance. We believe that companies who provide a consistently high quality of service that enables businesses to successfully and cost effectively execute their business-critical Internet-based applications over the public network infrastructure through superior performance Internet routing services will lead the market for Internet services. We believe that our patented route optimization technologies facilitate such superior performance by mitigating the factors that inhibit efficient movement of traffic as described above.

The Growing Demand for Secure and Reliable Data Center Environments

Businesses and organizations continue to move more data, applications and operations online, creating a demand for secure and reliable data center environments. Many companies do not have the capital dollars or the time to manage ongoing data center space and power requirements for their business. As a result, we provide companies secure, offsite environments for their equipment or an outsourced hosting service for their applications and business-critical websites. Our data centers improve a company’s ability to directly connect to NSPs, which avoids local loops and mitigates online risk. As our customers’ business models evolve to leverage rich media content, we help them stream it globally, and as their media library grows we provide scalable, secure storage for their content.

The Growing Demand for Delivery of Rich Media Content over the Internet

The proliferation of Internet-connected devices and broadband Internet connections coupled with increased consumption of media over the Internet including personalized media content have created a demand for delivery of rich media content. Increasingly, as the volume and quality of dynamic content progresses, viewers of all ages are spending more and more time using the Internet. Viewers now expect to be able to watch a movie or television show online, view the latest news clips, take a virtual walk-through of a home, hear a podcast, watch a live sporting event or concert or participate in an educational course, just to name a few examples. Companies that need to deliver rich media content can either deliver the content using basic Internet connectivity or utilize a content delivery network, or CDN. Because of the inherent weaknesses of the Internet, delivery of rich media content is not reliable. To overcome this problem, companies can either invest substantial capital to build the infrastructure to bypass the public Internet or utilize a third party’s CDN.

Our Market Opportunity

Historically, ISPs have maintained at-will agreements to deliver Internet traffic on a “best efforts” basis without guaranteeing various levels of quality of service on other networks. This best efforts delivery is sub-optimal for time-sensitive and real-time applications that require uninterrupted streams of data such as voice and video. For companies that rely on the Internet as a medium for commerce or relationship management, this unpredictable performance often translates into lost revenue, decreased productivity and dissatisfied customers.

We believe we are well positioned through our patented and patent-pending network route optimization technologies and data center services to help businesses overcome the inherent limitations and unpredictable performance of the Internet. This is especially relevant for companies that use the Internet as a core component of their business operations such as direct sales, supply chain and collaboration strategies or rely on the Internet to reach global partners, suppliers and customers. This changing landscape, combined with an increasingly dispersed workforce and the adoption of emerging technologies, including VoIP and streaming media, has increased the need for fast, reliable connectivity and delivery of content-rich media. Additionally, the emergence of bandwidth-intensive video and the general and rapid increase of digital information creation and delivery will further drive the need for highly-available and performance-optimized network transport service.

Our suite of technology services and products increase reliability, decrease network latency and optimize routing to enable customers to effectively leverage the Internet to promote productivity, decrease transactional costs and generate new revenue streams.

Segments

During the year ended December 31, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. The change from our historical segments reflects management’s views of the business and aligns our segments with our operational and organizational structure. We have integrated the primary components of our CDN services with our IP services in the IP services segment. This includes integration of our CDN POPs into our P-NAPs along with combining engineering and operations teams and internal financial reporting.  In addition, a single manager reports directly to our chief executive officer for the integrated IP services. Historically, CDN services also included managed hosting, or maintaining network equipment on behalf of customers. Since these CDN services are a hosting activity, they are more similar to our data center services, and therefore we have included these services in our data center services segment. We have reclassified financial information for prior periods to conform to the current period presentation.

We discuss the determination of and changes in our business segments below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Information.”

IP Services

IP services represent our IP transit activities and include our high-performance Internet connectivity, CDN services and flow control platform, or FCP, products.

Our patented and patent-pending network route optimization technologies address the inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new information technology delivery models, in a reliable and predictable manner. Our services and products take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. When recommending an appropriate network solution for our customers’ applications, we consider key performance objectives such as bandwidth capacity needed, expected bandwidth usage, location of services and cost objectives. Our fees for IP services are based on a fixed-fee, usage or a combination of both.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications to audiences across the globe through strategically located data POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver high-quality content regardless of audience size or geographic location and the analytic tool to allow our customers to refine their marketing programs.

Our FCP products are a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The FCP functions similarly to our P-NAP. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation.

Data Center Services

Data center, or colocation, services primarily include physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security and the managed hosting portion of CDN services. Throughout this Annual Report on Form 10-K, we refer to data center services and colocation services interchangeably.

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

We use a combination of facilities operated by us and by third parties, referred to as company-controlled facilities and partner sites, respectively. We offer a comprehensive solution at 49 service points, consisting of nine company-controlled facilities and 40 partner sites, summarized below. We charge monthly fees for data center services based on the amount of square footage and power that the customers use. We also have relationships with various data center providers to extend our P-NAP model into markets with high demand.

During 2009, we established Statement on Auditing Standards No. 70, or SAS 70, Type II compliance over controls and processes in our company-controlled data centers. SAS 70 Type II compliance provides assurances that controls and processes around our data center security and environmental protection have been suitably designed and are operating effectively to protect and safeguard customers’ equipment and data. The underlying providers for several of our partner data centers also maintain SAS 70 Type II compliance.

Other

Other revenues and direct costs of network, sales and services during the year ended December 31, 2007 consisted of third-party CDN services. Throughout 2007, other revenues and direct costs of network, sales and services decreased steadily as the revenue streams from our acquisition of VitalStream replaced the activity of the former third-party CDN service provider.

Network Access Points, Points of Presence and Data Centers

We provide our services through our network access points across North America, Europe and the Asia-Pacific region. Our P-NAPs and data centers feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers or NSPs, such as Verizon Communications Inc.; Global Crossing Limited; Level 3 Communications, Inc.; XO Holdings Inc.; and Cogent Communications Group, Inc. We provide access to the Internet for our CDN customers through our CDN POPs. As of December 31, 2009, we provided services worldwide through 73 IP service points, which includes 20 CDN POPs and 47 data centers. We also have two additional international standalone CDN POPs and two additional domestic standalone data center locations through which we provide IP services by extension. We directly operate nine of these data center sites and have operating agreements with third parties for the remaining locations. We have P-NAPs, CDN POPs and/or data centers in the following markets, some of which have multiple sites:

Internap operated	Domestic sites operated under third party agreements		International sites operated under third party agreements
Atlanta	Atlanta	Oakland	Amsterdam	Paris
Boston	Boston	Orange County/	Frankfurt	Singapore
Houston	Chicago	San Diego	Hong Kong	Sydney
New York	Dallas	Philadelphia	London	Tokyo(1)
Seattle	Denver	Phoenix	Mumbai	Toronto
	Los Angeles	San Francisco	Osaka(1)
	Miami	San Jose
	New York	Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation.

We are dependent upon the NSPs noted above as well as other ISPs, telecommunications carriers and vendors in the United States, Europe and Asia-Pacific region.

Financial Information about Geographic Areas

For each of the three years in the period ended December 31, 2009, we derived less than 10% of our total revenues from operations outside the United States.

Sales and Marketing

Our sales and marketing objective is to achieve market penetration and increase brand recognition among business customers in key industries that use the Internet for strategic and business-critical operations. We employ a direct sales team with extensive and relevant sales experience with our target market. Our sales offices are located in key cities across North America, as well as an office in the United Kingdom, or U.K.

Our sales and service organization includes approximately 82 employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2009, we had approximately 48 direct sales representatives whose performance is measured on the basis of achievement of quota objectives.

To support our sales efforts and promote the Internap brand, we conduct comprehensive marketing programs. Our marketing strategies include advertising, participation at trade shows, direct response programs, new service point launch events, an active public relations campaign and continuing customer communications. As of December 31, 2009, we had four employees in our marketing department.

Research and Development

Research and development costs, which we include in general and administrative cost and expense as incurred, primarily consist of compensation related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies. Acceleration technologies improve the performance (throughput) of applications that depend upon IP for network transport. Cloud technologies enable the delivery of on-demand, scalable service consumption with self-service and automated subscription, management, provisioning and billing capabilities. Product development costs, which we also include in general and administrative cost and expense as incurred, are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $3.8 million, $5.0 million and $3.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. These costs do not include $0.9 million, $1.4 million and $1.6 million in internal software development costs capitalized during the years ended December 31, 2009, 2008 and 2007, respectively. We also expense as incurred those costs that do not qualify for capitalization as software development costs.

Customers

As of December 31, 2009, we had approximately 2,900 customers. We provide services to customers in multiple vertical industry segments including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology; however, our customer base is not concentrated in any particular industry. In each of the past three years, no single customer accounted for 10% or more of our net revenues. Similarly, in each of the past three years, we did not derive any significant amounts of revenue from contracts or subcontracts terminable or renegotiable at the election of the federal government, and we do not expect such contracts to be a significant percentage of our total revenue in 2010.

Competition

The market for our services is intensely competitive and is characterized by technological change, the introduction of new products and services and price erosion. We believe that the principal factors of competition for service providers in our target markets include: speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price and brand recognition. We believe that we compete favorably on the basis of these factors.

Our current and potential competition primarily consists of:

●
NSPs that provide connectivity services, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc.; Global Crossing Limited; and Verio, an NTT Communications Company;

●	global, national and regional ISPs such as Orange Business Services, BT Infonet, and Savvis, Inc.;

●
providers of specific applications or services, such as content delivery, security or storage such as Akamai Technologies, Inc.; Limelight Networks, Inc.; CD Networks Co., Ltd.; Mirror Image Internet, Inc.; Symantec Corporation; Network Appliance, Inc. and Virtela Communications, Inc.;

●	software-based, Internet infrastructure companies focused on IP route control and wide area network optimization products such as Riverbed Technology, Inc.; F5 Networks, Inc. and Radware Ltd.; and

●	colocation and data center providers, including Equinix, Inc.; Terremark Worldwide, Inc.; Navisite, Inc.; 365 Main Inc.; Quality Technology Services and Savvis, Inc.

Competition has resulted, and will likely continue to result, in price pressure on our services.

Many of our competitors have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources than we have. As a result, these competitors may be able to introduce emerging technologies on a broader scale and adapt to changes in customer requirements or to devote greater resources to the promotion and sale of their products. In all of our target markets, we also may face competition from newly established competitors, suppliers of services or products based on new or emerging technologies and customers that choose to develop their own network services or products. We also may encounter further consolidation in the markets in which we compete. In addition, competitors may develop technologies that more effectively address our markets with services that offer enhanced features or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share, which may materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented, proprietary know-how and trade secrets and employ various methods to protect such intellectual property. As of December 31, 2009, we had 19 patents (14 issued in the United States and five issued internationally) that extend to various dates between 2017 and 2026, and 14 registered trademarks in the United States. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse impact on our results of operations. We can offer no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. From time-to-time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others to further develop and market commercially viable products or services effectively. We can offer no assurances that any necessary licenses will be available on reasonable terms.

Employees

As of December 31, 2009, we had approximately 390 employees, substantially all of whom are full-time employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be good. Competition for technical personnel in the industries in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We can offer no assurances that we will be successful in recruiting and retaining qualified employees in the future.

ITEM 1A. RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a materially adverse impact on our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. You should carefully consider these risks. These risks are not the only ones we may face. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect us. If any of the events or circumstances described in the followings risks occurs, our business, consolidated financial condition, results of operations, cash flows, or any combination of the foregoing, could be materially and adversely affected.

Our risks are described in detail below; however, the more significant risks we face can be summarized into several broad categories, including:

The future evolution of the technology industry in which we operate is difficult to predict, highly competitive and requires continual innovation, strategic planning, capital investment, demand planning and space utilization management to remain viable. We face on-going challenges to develop new services and products to maintain current customers and obtain new ones, whether in a cost-effective manner or at all. In addition, technological advantages typically devalue rapidly creating constant pressure on pricing and cost structures and hinder our ability to maintain or increase margins.

We are dependent on numerous suppliers, vendors and other third-party providers across a wide spectrum of products and services to operate our business. These include real-estate, network capacity and access points, network equipment and supplies, power and other vendors. In many cases the suppliers of these products and services are not only vendors, they are also competitors. While we maintain contractual agreements with these suppliers, we have limited ability to guarantee they will meet their obligations, or that we will be able to continue to obtain the products and services necessary to operate our business in sufficient supply, or at an acceptable cost.

Our business model involves designing, deploying, and maintaining a complex set of network infrastructures at considerable capital expense. We invest significant resources to help maintain the integrity of our infrastructure and support our customers; however, we  face constant challenges related to our network infrastructure, including capital forecasting, demand planning, space  utilization management, physical failures, obsolesce, maintaining redundancies, security breaches, power demand, and other risks.

Our financial results have fluctuated over time and we have a history of losses, including in each of the past three years. We have also incurred significant charges related to impairments and restructuring efforts, which, along with other factors, may contribute to volatility in our stock price.

Risks Related to our Industry

We cannot predict with certainty the future evolution of the market for technology and products, and may be unable to respond effectively and on a timely basis to rapid technological change.

Our industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services or products obsolete and unmarketable to a sufficiently large number of customers. Our failure to anticipate the prevailing standard, to adapt our technology to any changes in the prevailing standard or the failure of a common standard to emerge could materially and adversely affect our business. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternative access devices and technologies. If the Internet becomes subject to a form of central management, or if NSPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our IP services could be materially and adversely affected. Likewise, technological advances in computer processing, storage, capacity, component size or advances in power management could change which could result in a decreased demand for our data center services.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

Our industry is constantly evolving. The process of expending research and development to create new services and products, and the technologies that support them, is expensive, time and labor intensive and uncertain. We may fail to understand the market demand for new services and products or not be able to overcome technical problems with new services. The demand for top research and development talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and product upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

●	sourcing, identifying, obtaining, and maintaining qualified R&D staff with the appropriate skill and expertise;

●	managing the length of the development cycle for new products and product enhancements, which historically has been longer than expected;

●	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers services and products

●	entering into new or unproven markets where we have limited experience;

●	managing new product and service strategies and integrating those with our existing services and products;

●	incorporating acquired products and technologies;

●	trade compliance issues affecting our ability to ship new products to international markets;

●	developing or expanding efficient sales channels; and

●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and product upgrades are not technologically competitive or do not achieve market acceptance, we may lose market share, resulting in a decrease in our revenues and earnings.

Our capital investment strategy for data center expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected.

Our strategic decision to invest capital in expanding our data center space in 2010 and beyond is based on significant assumptions relative to expected growth of this market, our competitor’s plans, current and expected occupancy rates and similar factors. We have no way of ensuring the data or models used to deploy capital into existing markets, or to create new markets, will be accurate. Errors or imprecision in these estimates, especially those related to customer demand, could cause actual results to differ materially from expected results and have a material negative impact on revenue in future periods.

Our management of existing data center space or estimation of future data center space needs may be inaccurate, leading to lost revenue through missed sales opportunities or additional expenses through unnecessary carrying costs for our data center space.

Adding data center space involves significant capital outlays well ahead of planned usage. We strive to maintain accurate records related to data center space by classification; however, we may not be able to ensure accuracy of existing data center space nor be able to accurately project future space needs due to significant estimates and assumptions required for these projections. Errors or imprecision in these estimates could cause actual results to differ materially for expected results and correspondingly have a material negative impact on revenue in future periods.

We may not be able to compete successfully against current and future competitors.

The IP services and data center services markets are highly competitive, as evidenced by recent declines in pricing for Internet connectivity services and the significant capital invested in data center expansions by our competitors. We expect competition to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities, capital or support capabilities to compete successfully. Our competitors currently include: NSPs that offer Internet access; global, national and regional NSPs and ISPs; providers of specific applications or service offerings such as content delivery, security or storage; software-based and other Internet infrastructure providers and manufacturers; and colocation and data center providers. In addition, NSPs and ISPs may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our services and products.

In addition, we expect that we will face additional competition as we expand our product offerings, including competition from technology and telecommunications companies. A number of telecommunications companies, NSPs and ISPs have offered or expanded their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loop. Many of our existing and future competitors may have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we have. As a result, our competitors may have significant advantages over us and may be able to respond more quickly to emerging technologies and ensuing customer demands. Increased competition and technological advancements by our competitors could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Failure to retain existing customers or add new customers may cause declines in revenue.

In addition to adding new customers, we must sell additional services to existing customers as well as encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. Our customers have no obligation to renew their contracts for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher price or level of service, if at all. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Due to the significant upfront costs of managing data centers, if our customers fail to renew or cancel their service agreements, we may not be able to recover the initial costs associated with the expansion of our facilities.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

●	their satisfaction or dissatisfaction with our services;

●	our ability to provide features and functionality demanded by our customers;

●	the prices of our services and products as compared with those of our competitors;

●	mergers and acquisitions affecting our customer base; and

●	reduction in our customers’ spending levels.

If our customers do not renew their service agreements with us or if they renew on less favorable terms, our revenue may decline and our business may suffer. Similarly, our customer agreements often provide for minimum commitments that may be significantly below our customers’ historical usage levels. Consequently, even if we have agreements with our customers to use our services, these customers could significantly curtail their usage without incurring any incremental fees under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

We have a long sales cycle for our services and products and the implementation efforts required by customers to activate our services and products can be substantial.

Our services and products are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to use datacenter space or acquire IP services typically involves a significant commitment of resources. Some customers may be reluctant to enter into an agreement with us due to their inability to accurately forecast future demand, delay in decision-making or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

We may lose customers if they elect to develop IP or content delivery services or products internally.

Our customers and potential customers may decide to develop their own IP or content delivery services or products rather than outsource to services providers like us. These in-house services or products could be perceived to be superior to our services and products. In addition, our customers could decide to host their Internet applications internally, bypassing outside vendors like us. This is particularly true as our customers increase their operations and expend greater resources on delivering their content using third-party services. If we fail to offer IP, data center or CDN services that compete favorably with in-sourced services, if we fail to differentiate our services and products or if competitors introduce new products or services that compete with or surpass the quality or the price/performance of our services, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer as a result.

In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services or products. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

Pricing pressure may continue to decrease our revenue and threaten the attractiveness of our premium-priced IP services.

Pricing for Internet connectivity services has declined significantly in recent years and may continue to decline. We currently charge, and expect to continue to charge, premium prices for our high-performance IP services compared to the prices charged by our competitors for their connectivity services. By bundling their services and reducing the overall cost of their service offerings, certain of our competitors may be able to provide customers with reduced communications costs in connection with their Internet connectivity services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition, significant price deflation and other related competitive pressures has eroded, and could continue to erode, our revenue and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on NSPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even if accompanied with an increased number of customers.

In light of economic factors and technological advances, companies that require Internet connectivity have evaluated and will continue to evaluate the cost of such services, particularly high performance connectivity services such as those we currently offer. Consequently, existing and potential customers may be less willing to pay premium prices for high performance Internet connectivity services and may choose to purchase lower-quality services at lower prices, which could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

In addition, prices for content delivery services have similarly fallen in recent years from technological improvements and intensified competition and may continue to fall in the future. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we overestimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments, and our gross profit and results of operations may suffer dramatically.

We may acquire other businesses, and these acquisitions involve integration and other risks that could harm our business.

We may pursue acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings or enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt, make capital expenditures or issue additional shares of our common stock or securities convertible into our common stock as consideration, which would dilute our existing stockholders’ ownership interest and may adversely affect our results of operations.

If we fail to identify and acquire needed companies or assets, if we acquire the wrong companies or assets or if we fail to address the risks associated with integrating an acquired company, we would not be able to effectively manage our growth through acquisitions which could adversely affect our results.

If governments modify or increase regulation of the Internet, or goods or services necessary to operate the Internet or our data centers, our services could become more costly.

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies are actively considering regulation of various aspects of the Internet, including taxation of transactions, imposition of access fees for VoIP, enhanced data privacy and retention legislation and various energy regulations. In addition, laws relating to the liability of private network operators and information carried on or disseminated through their networks are unsettled, both in the United States and abroad.

The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet or otherwise increase the cost of doing business on the Internet. Any of these actions could significantly harm our customers or us. Moreover, the nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues are uncertain and developing. Additionally, potential laws and regulations not specifically directed at the Internet, but targeted at goods or services necessary to operate the Internet, could have a negative impact on us. Of specific concern are the legal, political and scientific developments regarding climate change. These factors may impact the delivery of our services or products by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Risks Related to our Business

We depend on third-party suppliers for key elements of our network infrastructure. If we are unable to obtain these items on a cost-effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

In delivering our services, we rely on a number of Internet networks, many of which are built and operated by third parties. To provide high performance connectivity services to our customers through our network access points, we purchase connections from several NSPs. We can offer no assurances that these NSPs will continue to provide service to us on a cost-effective basis or on otherwise competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand or to expand our business. Consolidation among NSPs limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other NSPs that may emerge or that are significant in geographic areas, such as Asia, India and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and materially and adversely affect our business.

We also depend on other companies to supply various key elements of our infrastructure, including the network access loops between our network access points and our NSP, local loops between our network access points and our customers’ networks and certain end-user access networks. Pricing for such network access loops and local loops has risen significantly over time and operators of these networks may take measures, such as the deployment of a variety of filters, that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to the same or similar availability and pricing issues.

In addition, we currently purchase routers and switches from a limited number of vendors. We do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could materially and adversely affect our results.

We depend on third-party suppliers for key elements of our data center infrastructure. If we are unable to obtain datacenter facilities on a cost-effective basis, or at all, our growth prospects and business operations may be adversely affected.

In establishing data center facilities, we rely on a number of vendors to provide physical space, convert or build space to data center specifications, provide power, internal cabling and wiring, climate control and system redundancy. Physical space is typically obtained through long-term lease arrangements, while multiple other vendors are utilized to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has increased, and will continue to increase, our costs to add data center space. If we are not able to contain data center expansion costs, or are not able to pass these costs on to our customers, our results will be adversely affected.

Our business operations depend on contracts with vendors and suppliers who may not meet their contractual obligations.

We maintain contracts with third-party vendors that govern our IP capacity, P-NAPs, data center space and various other services and products. Tracking, monitoring and managing these contract and vendor relationships is critical to our business operations; however, we have limited control over the performance of these contracts by the vendors related to the terms, conditions or contractual obligations contained therein. Even if these contracts contain terms favorable to us in the event of a breach, there is no guarantee the damages due us under the contract would cover the losses suffered or would even be paid. Also, each contract contains specific terms and conditions that may change over time based on contract expiration, assignment, assumption or renegotiation. There is no guarantee that these changes would be favorable to us, and to the event they were not, our operations could be materially impacted.

In addition, these contracts may contain clauses, provisions, triggers, rights, options or obligations that result in favorable or non-favorable impacts on us depending on actions taken, or not taken. While we intend to pursue all contractual provisions favorable to our business, the appropriate actions under a particular contract may require estimates, judgments and assumptions to be made concerning future events for which we have limited basis for estimation. We cannot guarantee that we will take the appropriate action under a particular contract to maximize the benefit to us, which could have a material, adverse impact on operations.

Our inability to renew our data center leases on favorable terms could negatively impact our financial results.

Our leased data centers have lease terms that expire between 2010 and 2023. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop significantly in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease agreement.

If we are unable to deploy new service points (network access points and/or data center space) or do not adequately control expenses associated with the deployment of new service points, our results of operations could be adversely affected.

As part of our strategy, we may continue to expand our network access points and/or data center space, particularly into new geographic markets. We face various risks associated with identifying, obtaining and integrating new service points, negotiating leases for data centers on competitive terms, cost estimation errors or overruns, delays in connecting with local exchanges, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the deployment of new service points. We can offer no assurance that we will be able to open and operate new service points on a timely or profitable basis. Deployment of new service points will increase operating expenses, including expenses associated with hiring, training, retaining and managing new employees, provisioning capacity from NSPs, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense.  In addition, delays in opening and operating new service points could have a material, negative impact on our financial results.

Any failure of the physical infrastructure in our data service centers could lead to significant costs and disruptions that could harm our business reputation, consolidated financial condition, results of operations and cash flows.

Our business depends on providing customers with highly-reliable service. We must protect our infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

●	human error;

●	physical or electronic security breaches;

●	fire, earthquake, hurricane, flood, tornado and other natural disasters;

●	improper building maintenance by the landlords of the buildings in which our data centers are located;

●	water damage, extreme temperatures, fiber cuts;

●	power loss or equipment failure;

●	sabotage and vandalism; and

●	failures experienced by underlying service providers upon which our business relies.

Problems at one or more of the data centers operated by us or any of our colocation providers, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have service level agreements that require us to meet minimum performance obligations. As a result, service interruptions or equipment damage in our data centers could impact our ability to maintain performance obligations in our service level agreements to these customers and we could face claims related to such failures. We have in the past given credits to our customers as a result of service interruptions due to equipment failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a problem at one of our data centers.

Any loss of services, equipment damage or inability to meet performance obligations in our service level agreements could reduce the confidence of our customers and could result in lost customers or an inability to attract new customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon NSPs and telecommunications carriers in the United States, Europe and Asia-Pacific region, some of whom have experienced significant system failures and electrical outages in the past. Users of our services may experience difficulties due to system failures unrelated to our systems and services. If, for any reason, these providers fail to provide the required services, our business, consolidated financial condition, results of operations and cash flows could be materially adversely impacted.

A failure in the redundancies in our network operations centers, network access points or computer systems could cause a significant disruption in our IP services which could impact our ability to service our customers.

While we maintain multiple layers of redundancy in or operating facilities, if we experience a problem at our network operations centers, including the failure of redundant systems, we may be unable to provide IP services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we provide continuous Internet availability under our SLAs, we may be required to issue a significant amount of customer credits as a result of such interruptions in service. These credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, require us to issue credits, expose us to potential lawsuits or necessitate additional capital expenditures.

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

Our network and software are subject to potential security breaches and similar threats that could result in liability and harm our reputation.

A number of widespread and disabling attacks on public and private networks have occurred. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam,” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems, or any circumvention of those efforts, may result in increased costs, interruptions, delays or cessation of service to our customers, and negatively impact hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances, and our insurance may not be adequate to cover these claims.

The increased use of high-power density equipment may limit our ability to fully utilize our data centers.

Customers continue to increase their use of high-power density equipment, which has significantly increased the demand for power. The current demand for electrical power may exceed our designed capacity in these facilities. As electrical power, rather than space, is typically the primary factor limiting capacity in our data centers, our ability to fully utilize our data centers may be limited in these facilities. If we are unable to adequately utilize our data centers, our ability to grow our business cost-effectively could be materially and adversely affected.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our data centers and P-NAPs are susceptible to regional costs and supply of power, electrical power shortages, planned or unplanned power outages and availability of adequate power resources. Power outages could harm our customers and our business. While we attempt to limit exposure to system downtime by using backup generators, uninterruptible power systems and other redundancies, we may not be able to limit our exposure entirely. Even with these protections in place we have experienced power outages in the past and may in the future. In addition, our energy costs have increased and may continue to increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not be able to pass on to our customers the increased cost of energy, which could harm our business and operating results.

In each of our markets, we rely on utility companies to provide a sufficient amount of power for current and future customers. Because we rely on third parties to provide power, we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. At the same time, power and cooling requirements are growing on a per-unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We do not have long-term power agreements in all our markets for long-term guarantees of provisioned amounts and may face power limitations in our centers. This limitation could have a negative impact on the effective available capacity of a given data center and limit our ability to grow our business, which could have a negative impact on our relationships with our customers as well as our consolidated financial condition, results of operations and cash flows.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not sustain profitability.

We have a history of quarterly and annual period net losses, including for each of three years in the period ended December 31, 2009. At December 31, 2009, our accumulated deficit was $1,036.5 million. Considering the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability on a quarterly or annual basis, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

We may incur additional goodwill and other intangible asset impairment charges, restructuring charges or both.

As more fully described in notes 8 and 9 to the accompanying consolidated financial statements, we have recently recorded significant impairment and restructuring charges and made changes in estimates that resulted in acceleration of amortization expense related to certain intangible assets.

The assumptions, inputs and judgments used in performing the valuation analysis and assessments are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and assessments. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates.

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding impairment and restructuring charges include probabilities of future events, such as expected operating results, future economic conditions, the ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. Adverse changes in any of these factors could result in an additional impairment and restructuring charges in the future.

Our results of operations have fluctuated in the past and likely will continue to fluctuate, which could negatively impact the price of our common stock.

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

We have considerable fixed expenses, and we expect to continue to incur significant expenses, particularly with the expansion of our data center facilities. We incur a substantial portion of these expenditures upfront, and are only able to recover these costs over time. We must, therefore, at least sustain or generate higher revenues to maintain profitability. Although revenue from our data center services segment is growing, this segment has lower margins than our IP services segment. If we are unable to increase our margins in the data center services segment, our business may suffer.

Numerous factors could affect our ability to increase revenue, either alone or in combination with other factors, including:

●	failure to increase sales of our services and products;

●	pricing pressures;

●	significant increases in bandwidth and data center costs or other operating expenses;

●	failure of our services or products to operate as expected;

●	loss of customers or inability to attract new customers or loss of existing customers at a rate greater than our increase in new customers;

●	inability of customers to pay for services and products on a timely basis or at all or failure to continue to purchase our services and products in accordance with their contractual commitments; or

●	network failures and any breach or unauthorized access to our network.

Our common stockholders may experience significant dilution, which could depress the market price of our common stock.

Holders of our stock options may exercise those options to purchase our common stock, which would increase the number of shares of our common stock that are outstanding in the future. As of December 31, 2009, options to purchase an aggregate of 4.3 million shares of our common stock at a weighted average exercise price of $7.16 were outstanding. Also, the vesting of 1.1 million outstanding shares of restricted stock will increase the weighted average number of shares used for calculating diluted net loss per share. Greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees or in financing transactions, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Any failure to meet our debt obligations and other long-term commitments would damage our business.

As of December 31, 2009, our total long-term debt, including capital leases, was $23.2 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

We also have other long-term commitments for operating leases and service contracts totaling $226.7 million over the next 15 years with a minimum of $36.2 million payable in 2010. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our existing credit agreement puts limitations upon us.

Our existing credit agreement, which expires in September 2011, puts operating and financial limitations on us and requires us to meet certain financial covenants. These limitations may negatively impact our business, consolidated financial condition, results of operations and cash flows by limiting or prohibiting us from engaging in certain transactions. Our credit agreement contains certain covenants, including those that limit our ability to incur further indebtedness, make acquisitions or investments, make certain capital expenditures and create liens on our assets, in addition to covenants that require us to maintain minimum liquidity levels.

If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived, could result in our lender ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

Finally, our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2009, we had net operating loss carryforwards of $179.5 million for U.S. federal tax purposes. These loss carryforwards expire between 2020 and 2026. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

We previously identified a material weakness in our internal control over financial reporting. Although we have remediated this weakness, any additional control deficiencies could cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

We must maintain effective internal controls to provide reliable and accurate financial reports and prevent fraud. These controls are designed and implemented to help ensure reliable financial statement reporting, including accurate reserves, estimates, judgments and disclosures. In connection with our evaluation of internal control over financial reporting for the year ended December 31, 2007, we identified a material weakness related to effective controls over the analysis of requests for sales credits and billing adjustments. We remediated this weakness during the year ended December 31, 2008; however, any additional control deficiencies, significant deficiencies or material weaknesses that we may identify in the future could require us to incur significant costs, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation may cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

Our business requires the continued development of effective and efficient business support systems to support our customer growth and related services.

The growth of our business depends on our ability to continue to develop effective, efficient business support policies, processes and systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

●	sourcing, evaluating and targeting potential customers and managing existing customers;

●	implementing customer orders for services;

●	delivering these services;

●	timely billing for these services;

●	budgeting, forecasting, tracking and reporting our results of operations; and

●	providing technical and operational support to customers and tracking the resolution of customer issues.

If the number of customers that we serve or our services portfolio increases, we may need to develop additional business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective and efficient business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations and deploy additional network access points, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, research and development, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment security plan with our executive officers provides that either party may terminate their employment at any time. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

Additionally, changes in our senior management team during the past several years, both through voluntary and involuntary separation, have resulted in loss of valuable company intellectual capital and in paying significant severance and hiring costs. With reduced staffing, or staffing new to the organization, we may not be able to maintain an adequate separation of duties in key areas of monitoring, oversight and review functions and may not have adequate succession plans in place to mitigate the impact of future personnel losses. If we continue to experience similar levels of turnover in our senior management team, the execution of our corporate strategy could be affected and the costs of such changes could negatively impact our operations.

Our international operations may not be successful.

We have limited experience operating internationally and have only recently begun to achieve some success in our international operations. We currently have network access points or CDN POPs in Amsterdam, Hong Kong, London, Mumbai, Singapore, Sydney and Toronto. We also participate in a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, or NTT Holdings, that operates network access points in Tokyo and Osaka, Japan. We may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

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

●
compliance with requirements of foreign laws, regulations and other governmental controls, including trade and labor restrictions and related laws that may reduce the flexibility of our business operations or favor local competition;

We may be unsuccessful in our efforts to address the risks associated with our international operations, which may limit our international sales growth and materially and adversely affect our business and results of operations.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse impact on our results of operations. We can offer no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. From time-to-time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services.

In addition, we rely on the intellectual property of others. We may desire or be required to renew or to obtain licenses from these other parties to further develop and market commercially-viable products or services effectively. We can offer no assurance that any necessary licenses will be available on reasonable terms, or at all.

We may face litigation and liability due to claims of infringement of third-party intellectual property rights.

The Internet services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our services or products infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly impact our operating results. In addition, our customer agreements generally provide for us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant technology or a substitute technology on acceptable terms or redesign our services or products to avoid infringement, our ability to compete successfully in our market would be materially impaired.

We are currently subject to a securities class action lawsuit and a derivative action lawsuit, the unfavorable outcomes of which could have a material adverse impact on our financial condition, results of operations and cash flows.

In November 2008, a putative securities class action lawsuit was filed against us and our former chief executive officer and in November 2009, a putative derivative lawsuit was filed purportedly on our behalf against certain of our directors and officers. While we are, and will continue to, vigorously contest these lawsuits, we cannot determine the final resolution of these lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors. We discuss these lawsuits further in “Legal Proceedings” below.

We may become involved in other litigation that may adversely affect us.

In the ordinary course of business, we are or may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. The results of any such actions could have a material adverse impact on our business, consolidated financial condition, results of operations and cash flows.

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions are intended to protect stockholders’ interests by providing our board of directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia adjacent to our network operations center, one of our P-NAPs and data center facilities. Our Atlanta facility, included in the table below, consists of 120,298 square feet under a lease agreement that expires in 2020. We lease other facilities to fulfill our real estate requirements in metropolitan areas and specific cities where our service points are located. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The following table shows the number and gross square footage of our facilities in our top markets as of December 31, 2009, and includes both company-controlled facilities and partner sites:

Top Markets	Number of our Facilities	Approximate Gross Square Footage
Atlanta	1	120,298
Boston area	2	116,699
Houston	1	36,649
Los Angeles	1	15,320
New York Metro area	2	152,848
Northern California	8	27,586
Seattle	3	70,535
Top Markets Total	18	539,935

We have entered into leases or will expand our presence in 2010 for additional space in Seattle, Northern California and Houston, which are not included in the table above.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action Litigation

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer, James P. DeBlasio, in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Exchange Act and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between March 28, 2007 and March 18, 2008.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream, (b) customer issues and related credits due to services outages, and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions in order to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

On August 12, 2009, the Court granted plaintiffs leave to file an Amended Class Action Complaint (“Amended Complaint”). The Amended Complaint added a claim for violation of Section 14(a) of the Exchange Act based on alleged misrepresentations in our proxy statement in connection with our acquisition of VitalStream. The Amended Complaint also added our former Chief Financial Officer, David A. Buckel, as a defendant and lengthened the putative class period.

On September 11, 2009, we and the individual defendants filed motions to dismiss. Those motions are currently pending before the Court. On November 6, 2009, plaintiffs filed a Corrected Amended Class Action Complaint. On December 7, 2009, plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint to add allegations regarding, inter alia, an alleged failure to conduct due diligence in connection with the VitalStream acquisition and additional statements from purported confidential witnesses. We opposed plaintiffs’ motion for leave to file the Second Amended Class Action Complaint and that motion is also currently pending before the Court.

Derivative Action Litigation

On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint seeks to recover damages in an unspecified amount. On January 28, 2010, the Court entered the parties’ agreed order staying the matter until the motions to dismiss are resolved in the securities class action litigation.

While we intend to vigorously contest these lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We currently, and from time to time, are involved in other litigation incidental to the conduct of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, such matters will result in liabilities material to our consolidated financial condition, results of operations or cash flows.

ITEM 4. RESERVED

P ART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market under the symbol “INAP.” The following table presents, for the periods indicated, the range of high and low per share sales prices of our common stock, as reported on the NASDAQ Global Market. Our fiscal year ends on December 31.

Year Ended December 31, 2009:	High	Low
Fourth Quarter	$4.81	$2.94
Third Quarter	3.82	2.57
Second Quarter	3.92	2.22
First Quarter	3.30	2.10

Year Ended December 31, 2008:	High	Low
Fourth Quarter	$3.72	$2.00
Third Quarter	5.08	2.65
Second Quarter	5.90	4.20
First Quarter	9.02	3.63

As of February 17, 2010, we had approximately 1,000 stockholders of record of our common stock.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2009 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,253	(1)	$7.16	4,644	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	4,253		$7.16	4,644

(1)
Excludes purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, each eligible employee may purchase up to $12,500 worth of our common stock at each semi-annual purchase date (the last business day of June and December each year), but not more than $25,000 worth of such stock (based on the fair market value per share on the purchase date(s)) per calendar year. The purchase price per share is equal to 95% of the closing selling price per share of our common stock on the purchase date.

(2)	Includes 0.2 million shares available for issuance under the Purchase Plan.

STOCK PERFORMANCE GRAPH

The following graph compares, for the five-year period ended December 31, 2009, the cumulative total stockholder return on our common stock with that of the NASDAQ Market Index and the Hemscott Group Index. The graph assumes that $100 was invested on December 31, 2004 and assumes reinvestment of any dividends. The information in the following table has been adjusted to reflect the one-for-10 reverse stock split implemented in July 2006. Our fiscal year ends on December 31. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG INTERNAP NETWORK SERVICES CORPORATION, NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

	As of December 31,
	2004	2005	2006	2007	2008	2009

Internap Network Services Corporation	$100.00	$46.24	$213.55	$89.57	$26.88	$50.54
Hemscott Group Index	100.00	86.54	82.14	87.81	56.38	87.36
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2009:

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2009	—	$—	—	—
November 1 to 30, 2009	2,500	3.67	—	—
December 1 to 31, 2009	7,666	4.41	—	—
Total	10,166	$4.23	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below for each of the five years in the period ended December 31, 2009 from our consolidated financial statements. The following data should be read in conjunction with the accompanying consolidated financial statements and related notes contained and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005
Consolidated Statements of Operations Data:
Revenues	$256,259	$253,989	$234,090	$181,375	$153,717

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	143,016	135,877	118,394	97,338	81,958
Direct costs of customer support	18,527	16,217	16,547	11,566	10,670
Direct costs of amortization of acquired technologies	8,349	6,649	4,165	516	577
Sales and marketing	28,131	30,888	31,533	27,173	25,864
General and administrative	44,152	44,235	39,076	26,579	24,960
Depreciation and amortization	28,282	23,865	22,242	15,856	14,737
Loss (gain) on disposals of property and equipment	26	(16)	(5)	(113)	(19)
Impairments and restructuring	54,698	101,441	11,349	323	44
Other	—	—	500	—	60
Total operating costs and expenses	325,181	359,156	243,801	179,238	158,851
(Loss) income from operations	(68,922)	(105,167)	(9,711)	2,137	(5,134)
Non-operating expense (income)	461	(245)	(937)	(1,551)	(87)
(Loss) income before income taxes and equity in (earnings) of equity-method investment	(69,383)	(104,922)	(8,774)	3,688	(5,047)
Provision (benefit) for income taxes	357	174	(3,080)	145	—
Equity in (earnings) of equity-method investment, net of taxes	(15)	(283)	(139)	(114)	(83)
Net (loss) income	$(69,725)	$(104,813)	$(5,555)	$3,657	$(4,964)

Net (loss) income per share:
Basic	$(1.41)	$(2.13)	$(0.12)	$0.10	$(0.15)
Diluted	$(1.41)	$(2.13)	$(0.12)	$0.10	$(0.15)

	December 31,
Consolidated Balance Sheets Data:	2009(1)	2008(2)	2007(3)	2006	2005
Cash and cash equivalents, investments in marketable securities and other related assets and restricted cash(5)	$80,926	$61,096	$75,719	$58,882	$40,494
Total assets	267,502	330,083	427,010	173,702	155,369
Revolving credit facility, due after one year, note payable and capital lease obligations, less current portion	23,217	23,244	17,806	3,364	7,903
Total stockholders’ equity	184,402	248,195	346,633	126,525	109,728

	Year Ended December 31,
Other Financial Data:	2009	2008	2007	2006	2005
Purchases of property and equipment	$17,278	$51,154	$30,271	$13,382	$10,161
Net cash flows provided by operating activities	37,520	37,951	27,526	29,387	5,493
Net cash flows used in investing activities	(9,900)	(41,690)	(36,393)	(10,399)	(9,428)
Net cash flows (used in) provided by financing activities	(598)	(821)	15,240	1,957	(5,454)

(1)
We completed an assessment of goodwill and other intangible assets for impairment as of June 1, 2009, in connection with our decision to consolidate our business segments, which resulted in aggregate impairment charges of $51.5 million for goodwill and $4.1 million for other acquired intangible assets.

(2)	As a result of our annual goodwill impairment test on August 1, 2008, we recorded a $99.7 million impairment charge to adjust goodwill in our former CDN services segment to its implied fair value.

(3)
On February 20, 2007, we completed our acquisition of VitalStream, whereby VitalStream became our wholly-owned subsidiary. Prior to this acquisition, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services. Under the purchase method of accounting, we allocated the total estimated purchase price to VitalStream’s net tangible and intangible assets based on their estimated fair values as of February 20, 2007. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. Also, as a result of the acquisition, we issued 12.2 million shares of our common stock.

(4)
Effective January 1, 2006, we adopted new accounting guidance for stock-based compensation, using a modified prospective transition method and therefore have not restated prior periods’ results. Prior to our adoption of this new accounting guidance, we did not recognize expense for options to purchase our common stock that we granted with an exercise price equal to fair market value at the grant date and we did not recognize expense in connection with purchases under our employee stock purchase plan for any periods prior to January 1, 2006.

(5)
The following table provides a reconciliation of total cash and cash equivalents, investments in marketable securities and other related assets and restricted cash to the amounts reported in our audited consolidated balance sheets (in thousands):

	December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$73,926	$46,870	$52,030	$45,591	$24,434
Investments in marketable securities and other related assets:
Short-term	7,000	7,199	19,569	13,291	16,060
Non-current	—	7,027	—	—	—
Restricted cash	—	—	4,120	—	—
	$80,926	$61,096	$75,719	$58,882	$40,494

Investments in marketable securities and other related assets include auction rate securities and corresponding rights of $7,000, $7,027 and $7,150 as of December 31, 2009, 2008 and 2007. We classified these as short-term investments as of December 31, 2009 and 2007 and as non-current investments as of December 31, 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report Form 10-K. Certain prior year disclosures within the following discussion have been reclassified to conform to the current year presentation.

Business Overview

We are an Internet solutions and data center company providing a suite of network optimization and delivery services and products that manage, deliver and distribute applications and content with a 100% availability service level agreement, as well as a global provider of secure and reliable data center services. We help our customers innovate their business, improve service levels and lower the cost of information technology operations. Our services and products, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

Financial Highlights and Outlook

We continue to experience pricing pressure for our IP services, which has resulted in part in decreased IP services revenue year-over-year. We historically have priced our IP services at a premium compared to the services offered by conventional Internet connectivity service providers. Due to competitive forces, however, we have been required to lower pricing of our IP services, although this decrease in pricing has been offset by an increase in demand for our IP services. Our IP traffic has increased as a result of our customers requiring greater overall capacity due to growth in the usage of their applications, as well as in the nature of applications consuming greater amounts of bandwidth. We expect that we will continue to experience pricing pressure as well as gains in IP traffic for the reasons noted.

Data center services continue to be a source of revenue growth for our business, and we expect this trend to continue. We have expanded the sites that we operate and expect to add additional space in the future as part of our data center growth initiative. The growth in data center revenues and direct costs of data center services largely follows our expansion of data center space, and we believe the demand for data center services continues to outpace industry-wide supply. We experienced a net increase in customers in this segment.

Segments

During the year ended December 31, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. The change from our historical segments reflects our view of the business and aligns our segments with our operational and organizational structure. We have reclassified financial information for prior periods to conform to the current period presentation.

Impairments and Restructuring

Goodwill. Goodwill is not amortized. Instead, we assess goodwill for impairment at a reporting unit level on an annual basis. Our decision to consolidate segments as of June 1, 2009 required us to assess goodwill for impairment as of that date, which was earlier than the date of our annual assessment (August 1). As a result of this assessment, we recorded an aggregate goodwill impairment charge of $51.5 million during the year ended December 31, 2009 related to our former CDN services segment and FCP products in the IP services segment. The goodwill impairment in 2009 was in addition to a $99.7 million goodwill impairment charge in 2008 in our former CDN services segment. The goodwill impairments in our former CDN services segment were primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of our own and comparable companies.  The CDN services goodwill and technology arose from our acquisition of VitalStream in February 2007. Similarly, the goodwill impairment for our FCP products in the IP services segment was due to declines in our FCP products revenues and operating results. The declines in FCP products revenues were primarily attributable to lower sales associated with a reduced marketing effort as we reevaluated our equipment sales strategy for FCP products. At December 31, 2009, the carrying value of our goodwill was $39.5 million. We further discuss goodwill in note 8 to the accompanying consolidated financial statements.

Other Intangible Assets. We assess other intangible assets for impairment in conjunction with our assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In conjunction with the goodwill impairments discussed above, we recorded impairments of other intangible assets of $4.1 million and $2.7 million in 2009 and 2008, respectively, and made changes in estimates that resulted in acceleration of amortization expense related to certain intangible assets, as more fully described in note 8 to the accompanying consolidated financial statements. At December 31, 2009, the carrying value of other intangible assets was $20.8 million.

Restructuring. During the year ended December 31, 2009, we made adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans, implemented a restructuring plan to reduce our workforce by 45 employees and ceased use of four smaller facilities. We recorded total restructuring charges of $3.2 million in our accompanying consolidated statements of operations for the year ended December 31, 2009. The adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans extended the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space. The workforce reduction of 45 employees in March 2009 represented 10% of our total workforce at that time and was primarily in back-office functions as well as the elimination of certain senior management positions. We further discuss restructuring activities in note 9 to the accompanying consolidated financial statements.

Liquidity

Cash flow from operations was $37.5 million during the year ended December 31, 2009 compared to $38.0 million and $27.5 million during the same periods in 2008 and 2007, respectively. We expect to meet our cash requirements in 2010 through a combination of net cash provided by operating activities and existing cash, cash equivalents and short-term investments in marketable securities. This includes a plan to commit $50.0 million in capital expenditures over the next nine to 18 months to grow our data center business in key markets. We may also utilize additional borrowings under our credit agreement, especially for capital expenditures, particularly if we consider it economically favorable to do so.

Executive Transition

On March 16, 2009, J. Eric Cooney became our president and chief executive officer and a member of our board of directors following the resignation of James P. DeBlasio. Pursuant to the terms of a separation agreement with Mr. DeBlasio, he received a cash payment of $0.9 million and full vesting of all equity awards previously granted to him, which had an incremental value of $0.8 million. Mr. DeBlasio has until March 16, 2010 to exercise any stock options that were vested as of March 16, 2009. We recorded all executive transition costs with general and administrative costs and expenses in the accompanying statements of operations.

Subsequent Events

Rights Agreement and Preferred Stock

As previously disclosed in the Current Report on Form 8-K filed by us with the Securities and Exchange Commission, or the SEC, on November 23, 2009, we approved the termination of the Preferred Stock Rights Agreement between us and American Stock Transfer and Trust Company, as Rights Agent, dated as of April 11, 2007, or the Rights Agreement. Originally scheduled to expire on March 23, 2017, we amended the Rights Agreement to accelerate its expiration which occurred on the close of business on December 31, 2009. In connection with the expiration of the Rights Agreement, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware on February 26, 2010, to eliminate our series B preferred stock. The Certificate of Elimination removed the previous designation of 0.5 million shares of series B preferred stock and caused such shares of series B preferred stock to resume their status as undesignated shares of our preferred stock.

Restated Certificate of Incorporation

As a result of the termination of the Rights Agreement and the filing of the Certificate of Elimination related to our previously-designated series B preferred stock, we filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on February 26, 2010. We previously filed our original Certificate of Incorporation in 2001 and subsequently amended it on a number of occasions (most recently with the filing of the Certificate of Elimination described above). As permitted by the Delaware General Corporation Law, our board of directors determined to restate our Certificate of Incorporation, as amended, to consolidate and integrate into a single instrument all of the provisions of our Certificate of Incorporation, as amended. The Restated Certificate of Incorporation simply restates and integrates but does not further amend our Certificate of Incorporation, as amended, and no stockholder vote was required.

Payment of Annual Performance Bonuses and Increases in Base Salary

On February 24, 2010, our compensation committee approved bonuses for employees (including executive officers) under our 2009 Short-Term Incentive Plan, which we previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 21, 2009. These bonuses were awarded based upon achievement of individual objectives and progress toward the fulfillment of long-term strategic objectives. We will pay the bonuses in cash on or before March 15, 2010.

Name and Title	Bonus
J. Eric Cooney, President and Chief Executive Officer	$200,000
George E. Kilguss III, Chief Financial Officer	97,103
Richard P. Dobb, Chief Administrative Officer	55,768
Randal R. Thompson, Senior Vice President of Global Sales	36,885

In addition, our compensation committee approved an increase in the base salary of certain executive officers effective April 1, 2010, as follows: Mr. Kilguss, from $275,000 to $290,000; Mr. Dobb, from $272,800 to $280,000 and Mr. Thompson, from $225,000 to $230,000.

2010 Long-Term Incentive Grants

On February 24, 2010, our compensation committee approved grants under our 2010 long-term incentive program. Under the program, named executive officers and other key contributors are eligible for the award of options to purchase common stock and restricted common stock. Of each award, 80% of the total grant is in the form of options to purchase common stock and 20% of the total grant is in the form of time-based restricted common stock. The options to purchase common stock vest 25% after one year and in equal monthly increments for three years thereafter. The time-based restricted common stock vests in four equal annual installments on the anniversary of the grant date.  The options have an exercise price of $5.03 per share (our fair market value on February 26, 2010, the grant date) and a 10-year term. Our compensation committee made the following grants under the program:

	Number of Awards (#)
Name and Title	Options	Restricted Stock	Total
J. Eric Cooney, President and Chief Executive Officer	248,830	32,092	280,921
George E. Kilguss III, Chief Financial Officer	103,530	13,352	116,883
Richard P. Dobb, Chief Administrative Officer	58,905	7,597	66,502
Randal R. Thompson, Senior Vice President of Global Sales	58,905	7,597	66,502

2010 Short-Term Incentive Plan

On February 24, 2010, our compensation committee approved the 2010 Short Term Incentive Plan. Under the plan, all full time exempt and eligible non-exempt employees (including executive officers) may be eligible for the award of a cash bonus after our 2010 fiscal year end. The cash bonus of each participant will be determined based on achievement of corporate and individual/business unit objectives, with a target award level expressed as a percentage of salary. The corporate objectives are based on revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA. The personal/business unit objectives are individualized for each participant.

The table below identifies the target incentives as a percentage of base salary and the split between corporate and personal/business unit objectives for executive officers.

STI Participation Level	Target Incentive %	Corporate Objectives	Personal/BU Objectives
Section 16 Officer	Up to 100%	70%	30%

Our compensation committee may amend, modify, terminate or suspend operation of the plan at any time. Our compensation committee recommends to our full board of directors any changes to the compensation of our president and chief executive officer. If a participant is not an employee on the date awards from the plan are paid (other than by reason of death or disability), the participant forfeits all rights to any payments.

The above description is qualified in its entirety by reference to the full text of the 2010 Short Term Incentive Plan, which is being filed as Exhibit 10.35 to this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those summarized below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

In addition to our significant accounting policies summarized in note 2 to our accompanying consolidated financial statements, we believe the following policies are the most sensitive to judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenues primarily from the sale of IP services and data center services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We recognize the monthly minimum as revenue each month provided that we have entered into an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage.

We record an amount for service level agreements and other sales adjustments, which reduces net revenues and accounts receivable. We identify adjustments for service level agreements within the billing period and reduce revenues accordingly. We base the amount for sales adjustments upon specific customer information, including customer disputes, credit adjustments not yet processed through the billing system and historical activity.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts.

Goodwill and Other Intangible Assets

We assess goodwill for impairment at a reporting unit level on an annual basis. As discussed in “—Results of Operations—Segment Information” below and in notes 2 and 4 to our accompanying consolidated financial statements, we changed how we view and manage our business beginning June 1, 2009. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. Our decision to consolidate segments as of June 1, 2009 required us to assess goodwill for impairment as of that date, which was earlier than the date of our annual assessment (August 1). Our newly-combined IP services operating segment continues to be comprised of two reporting units: services and products. Similarly, our data center services operating segment continues to be a single reporting unit; however, it does not have any recorded goodwill.

Our assessment of goodwill for impairment includes comparing the fair value of our reporting units to the carrying value. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

We base the impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; EBITDA for expected cash flows; market comparables and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future. Following is a description of the valuation methodologies we used to derive the fair value of our former CDN services and the FCP products reporting units as of our assessment date of June 1, 2009:

●
Income Approach. To determine fair value, we discounted the expected cash flows of the CDN services and the FCP products reporting units. We calculated expected cash flows using a compounded annual revenue growth rate of approximately 20% for CDN services and 3% for FCP products, forecasting existing cost structures and considering capital reinvestment requirements. We used a discount rate of 16% for CDN services and 18% for FCP products, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor could expect to earn. To estimate cash flows beyond the final year of our models, we used terminal values and incorporated the present values of the resulting terminal values into our estimates of fair value. Changing the discount rates by 1%, or 100 basis points, with all other factors remaining the same and disregarding market-based approaches below, would have increased the 2009 impairments related to the former CDN services goodwill and FCP products goodwill by $0.9 million and $0.2 million, respectively.

●
Market-Based Approach. To corroborate the results of the income approach described above, we estimated the fair value of our CDN services and FCP products reporting units using several market-based approaches, including the enterprise value that we derive based on our stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue multiples below the median for our comparable companies.

We used similar valuation methodologies to derive the fair values of our other reporting units. After consolidating the former CDN services reporting unit with the IP services unit, the fair value of our IP services reporting unit exceeded the carrying value by 18% as of the valuation date. The portion of goodwill from the former CDN services reporting unit allocated to data center services was immediately impaired so that data center services continues to not have any recorded goodwill. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in an additional non-cash impairment charge in the future.

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify an impairment as a result of our annual August 1, 2009 impairment test. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We have considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2009.

Other intangible assets, including developed technologies and patents, have finite lives and we have recorded these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to eight years for developed technologies and 15 years for patents. We assess other intangible assets for impairment in conjunction with our assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our assessment for other intangible assets is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life, or both.

In addition to impairment of other intangible assets during the years ended December 31, 2009 and 2008, we also made changes in estimates that resulted in acceleration of amortization expense related to certain acquired CDN intangible assets. Changes in estimates reflect historical churn for acquired CDN customers and the decreased value of acquired CDN trade names and noncompete agreements to our business. These acquired CDN intangible assets either have a remaining estimated economic useful life of less than one year at December 31, 2009 or were fully amortized during 2009. Additional information is included in note 8 to the accompanying consolidated financial statements. Similar to goodwill as noted above, adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges or acceleration of amortization in the future. We believe that our remaining intangible assets are not impaired.

None of the impairment charges or changes in estimated remaining asset lives had any impact on our cash balances or covenants in our credit agreement.

Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. If the amount of time that we expect it to take to find sublease tenants in all of the vacant space already in restructuring were to increase by three months and assuming no other changes to the properties in restructuring, we would record an additional $0.3 million in restructuring charges in the consolidated statement of operations during the period in which the change in estimate occurred. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Historically, we have recorded a valuation allowance equal to our net deferred tax assets. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period such determination was made. We may recognize deferred tax assets in future periods if and when we estimate them to be realizable, such as establishing our expected continuing profitability or that of certain of our foreign subsidiaries.

Based on an analysis of our projected future U.S. pre-tax income, we do not have sufficient positive evidence within the next 12 months to release the valuation allowance currently recorded against our U.S. deferred tax assets. However, if we experience subsequent changes in stock ownership as defined by Section 382 of the Internal Revenue Code, we may have additional limitations on the future utilization of our U.S. net operating losses.

Stock-Based Compensation

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

The expected term represents the weighted average period of time that we expect granted options to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate option exercises, employee termination and stock option forfeiture rates. Changes in any of these assumptions could materially impact our results of operations in the period the change is made. A 10% increase in stock-based compensation would result in additional expense of $0.6 million.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. This accounting guidance is effective for us beginning in the first quarter of 2010.

We  have concluded that our joint venture in Internap Japan Co., Ltd. is an equity-method investment under the voting-interest model, not a VIE and, accordingly, this new accounting guidance will not impact our consolidated financial statements.

Additional recent accounting pronouncements are summarized in note 2 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted will have a material impact on our consolidated financial statements.

Results of Operations

Revenues

We generate revenues primarily from the sale of IP services and data center services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We also provide CDN services and premise-based route optimization products and other ancillary services, such as server management and installation services, also referred to as managed hosting, virtual private networking services, managed security services, data back-up, remote storage, restoration services and professional consulting services.

Direct Costs of Network, Sales and Services

Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing NSPs and competitive local exchange providers;

●	facility and occupancy costs, including power and utilities, for hosting and operating our and our customers’ network equipment;

●	costs of FCP products sold;

●	costs incurred for providing additional third party services to our customers; and

●	royalties and costs of license fees for operating systems software.

To the extent a network access point is located at a distance from the respective Internet service provider, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

Direct Costs of Customer Support

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

Direct Costs of Amortization

Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The carrying value of acquired technologies at December 31, 2009 was $18.4 million and the weighted average remaining life was approximately five years. These direct costs also include impairment of the acquired CDN advertising technology during both of the years ended December 31, 2009 and 2008, as discussed below in “—Other Operating Costs and Expenses—Impairments and Restructuring.”

Sales and Marketing

Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our external website and other promotional costs.

General and Administrative

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

Summary of Results of Operations

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

During the year ended December 31, 2009, total revenues were $256.3 million, representing an increase of nearly 1% over the same period in 2008. Data center services revenue was the primary growth driver during the year ended December 31, 2009, increasing 14% compared with 2008. Data center services revenue comprised 51% of total revenues during the year ended December 31, 2009, compared to 45% during the same period in 2008. Total segment profit was $113.2 million for the year ended December 31, 2009, a decrease of $4.9 million, or 4%, from the same period in 2008, primarily as a result of the increase in data center revenues as a percentage of total revenues. We reported a net loss during the year ended December 31, 2009 of $69.7 million, which included: (a) $51.5 million in impairment charges for goodwill, (b) $4.1 million in impairment charges for other intangible assets (recorded in direct costs of amortization of acquired technologies) and (c) $3.2 million of restructuring charges.

At December 31, 2009, we had $73.9 million in cash and cash equivalents and $23.2 million in total debt and capital leases. We have continued to improve our net cash position from net cash flows provided by operating activities. The outstanding balance on our credit facility was $20.0 million at December 31, 2009, with $3.6 million of letters of credit issued and $11.4 million of available credit. Quarterly days sales outstanding were 27 days at December 31, 2009.
er
The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2008 to 2009		Increase (decrease) from 2007 to 2008
	2009	2008	2007	Amount	Percent	Amount	Percent
Revenues:
IP services	$125,548	$139,737	$139,072	$(14,189)	(10)%	$665	0%
Data center services	130,711	114,252	84,590	16,459	14	29,662	35
Other	—	—	10,428	—	—	(10,428)	(100)
Total revenues	256,259	253,989	234,090	2,270	1	19,899	9

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
IP services	48,055	51,885	50,518	(3,830)	(7)	1,367	3
Data center services	94,961	83,992	59,440	10,969	13	24,552	41
Other	—	—	8,436	—	—	(8,436)	(100)
Direct costs of customer support	18,527	16,217	16,547	2,310	14	(330)	(2)
Direct costs of amortization of acquired technologies	8,349	6,649	4,165	1,700	26	2,484	60
Sales and marketing	28,131	30,888	31,533	(2,757)	(9)	(645)	(2)
General and administrative	44,152	44,235	39,076	(83)	—	5,159	13
Depreciation and amortization	28,282	23,865	22,242	4,417	19	1,623	7
Loss (gain) on disposals of property and equipment	26	(16)	(5)	42	(263)	(11)	220
Impairments and restructuring	54,698	101,441	11,349	(46,743)	(46)	90,092	794
Other	—	—	500	—	—	(500)	(100)
Total operating costs and expenses	325,181	359,156	243,801	(33,975)	(9)	115,355	47
Loss from operations	(68,922)	(105,167)	(9,711)	36,245	(34)	(95,456)	983

Non-operating expense (income):	461	(245)	(937)	706	(288)	692	(74)

Loss before income taxes and equity in (earnings) of equity-method investment	(69,383)	(104,922)	(8,774)	35,539	(34)	(96,148)	1,096
Provision (benefit) for income taxes	357	174	(3,080)	183	105	3,254	(106)
Equity in (earnings) of equity-method investment, net of taxes	(15)	(283)	(139)	268	(95)	(144)	104
Net loss	$(69,725)	$(104,813)	$(5,555)	$35,088	(33)%	$(99,258)	1,787%

Segment Information

We operate in two business segments: IP services and data center services. We have reclassified the historical comparative financial information below to conform to the current period presentation. Segment results for each of the three years in the period ended December 31, 2009 are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues:
IP services	$125,548	$139,737	$139,072
Data center services	130,711	114,252	84,590
Other	—	—	10,428
Total revenues:	256,259	253,989	234,090

Direct costs of network, sales and services, exclusive of depreciation and amortization:
IP services	48,055	51,885	50,518
Data center services	94,961	83,992	59,440
Other	—	—	8,436
Total direct costs of network, sales and services, exclusive of depreciation and amortization	143,016	135,877	118,394

Segment profit:
IP services	77,493	87,852	88,554
Data center services	35,750	30,260	25,150
Other	—	—	1,992
Total segment profit	113,243	118,112	115,696

Impairments and restructuring	54,698	101,441	11,349
Other operating expenses, including direct costs of customer support, depreciation and amortization	127,467	121,838	114,058
Loss from operations	(68,922)	(105,167)	(9,711)
Non-operating expense (income)	461	(245)	(937)
Loss before income taxes and equity in (earnings) of equity-method investment	$(69,383)	(104,922)	$(8,774)

Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of customer support, direct costs of acquired technologies or any other depreciation or amortization associated with direct costs. Segment profit is a supplemental financial measure that is not prepared in accordance with GAAP. We view direct costs of network, sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. Similarly, we view the costs of customer support to also be an important component of costs of revenues but believe that the costs of customer support to be more within our control and to some degree discretionary as we can adjust those costs by hiring and terminating employees. We also have excluded depreciation and amortization from segment profit because they are based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures. Although we believe, for the foregoing reasons, that our presentation of segment profit non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

IP Services. Revenue for IP services decreased $14.2 million, or 10%, to $125.5 million during the year ended December 31, 2009 compared to $139.7 million during the same period in 2008. The decrease in IP services revenues was driven by a decline in IP pricing for new and renewing customers and the loss of older customers who paid higher effective prices, partially offset by an increase in overall traffic. We had a net decrease in IP services customers from December 31, 2008 to December 31, 2009. IP traffic increased on an average annual rate of 27% from the year ended December 31, 2008 to the year ended December 31, 2009, calculated based on a sum of the months in the respective periods.

Revenue for IP services was flat during the year ended December 31, 2008, increasing $0.7 million, or less than 1%, to $139.7 million compared to $139.1 million during the same period in 2007. Similar to the discussion above, demand for our services increased but was offset by a continuing decline in IP pricing. IP traffic increased on an annual average rate of 54% from the year ended December 31, 2007 to the year ended December 31, 2008. There was a net increase in IP services customers from December 31, 2007 to December 31, 2008, and new customers added approximately $8.1 million of revenue during the year ended December 31, 2008.

IP services revenues also included FCP product and other hardware sales of $0.9 million, $2.4 million and $2.6 million and FCP-related services and subscription revenue of $0.9 million, $1.0 million and $0.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, decreased $3.8 million, or 7%, to $48.1 million during the year ended December 31, 2009 compared to $51.9 million during the same period in 2008. Direct costs of IP network, sales and services were 38% and 37% of IP services revenue during the years ended December 31, 2009 and 2008, respectively. IP services segment profit decreased $10.4 million to $77.5 million during the year ended December 31, 2009, from $87.9 million during the same period in 2008. The increase in direct costs of IP network, sales and services, exclusive of depreciation and amortization, as a percentage of revenues and the decrease in segment profit were primarily due to lower revenue from ongoing pricing pressure as noted above. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. During 2009, we continued to renegotiate agreements with our major network service providers, which included cancellation and consolidation of certain contracts that, in the aggregate, resulted in higher minimum commitments but lower bandwidth rates. As our IP traffic continues to grow, we expect to realize lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Direct costs of IP network, sales and services increased $1.4 million, or 3%, to $51.9 million during the year ended December 31, 2008 compared to $50.5 million during the same period in 2007. Direct costs of IP network, sales and services were 37% and 36% of IP services revenues during the years ended December 31, 2008 and 2007, respectively. IP services segment profit decreased $0.7 million to $87.9 million during the year ended December 31, 2008, from $88.6 million during the same period in 2007. The increase in direct costs as a percentage of revenues and the decrease in segment profit were also primarily due to lower revenue from ongoing pricing pressure.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the years ended December 31, 2009 and 2008. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services as well as the more recent entrance of a large number of specialty service providers such as content delivery network vendors. We also continue to experience increasing traffic volume in our traditional IP services. The increase in IP traffic resulted from both new and existing customers using more applications, as well as the nature of applications consuming greater amounts of bandwidth. We believe we remain well-positioned to benefit from an increasing reliance on the Internet as the medium for business applications, media distribution, communication and entertainment.

Data Center Services. Data center services have become a significant source of revenue growth for our business. Revenues for data center services increased $16.5 million, or 14%, to $130.7 million during the year ended December 31, 2009 compared to $114.3 million during the same period in 2008. This increase is primarily due to our ongoing data center growth initiative, discussed below. We also believe that the demand for data center space continues to outpace supply in several key geographic markets. During the year ended December 31, 2009, we substantially completed data center expansions and upgrades in New York, Boston and Seattle. In addition, we had a net increase of customers from December 31, 2008 to December 31, 2009 with the new customers adding approximately $11.3 million of revenue during the year ended December 31, 2009.

Revenues for data center services increased $29.7 million, or 35%, to $114.3 million during the year ended December 31, 2008 compared to $84.6 million during the same period in 2007 for the reasons noted above. We had a net increase of customers from December 31, 2007 to December 31, 2008 with new customers adding approximately $7.8 million of revenue during the year ended December 31, 2008.

Direct costs of data center services, exclusive of depreciation and amortization, increased $11.0 million, or 13%, to $95.0 million during the year ended December 31, 2009 compared to $84.0 million during the same period in 2008. Direct costs of data center services as a percentage of corresponding revenues decreased to 73% during the year ended December 31, 2009 from 74% during the same period in 2008. Data center services contributed $35.7 million of segment profit during the year ended December 31, 2009, an increase of $5.5 million from $30.3 million during the same period in 2008. The increase in total direct costs of data center services was also primarily due to our data center growth initiative. The improvement in direct costs as a percentage of revenues and the increase in segment profit were primarily due to an increase in total occupancy at higher rates. Once we sell services in new data center space, each incremental dollar of revenue tends to be more profitable as we offset more fixed costs, improving direct costs of data center services, exclusive of depreciation and amortization, as a percentage of revenue.

Direct costs of data center services increased $24.6 million, or 41%, to $84.0 million during the year ended December 31, 2008 compared to $59.4 million during the same period in 2007. Data center services contributed $30.3 million of segment profit during the year ended December 31, 2008, an increase of $5.1 million from $25.2 million during the same period in 2007. Direct costs of data center services as a percentage of corresponding revenues increased to 74% during the year ended December 31, 2008 from 70% during the same period in 2007 due to pre-operating costs incurred for new and expanded locations ahead of revenues in those locations.

As previously noted, the growth in data center revenues and direct costs of data center services has largely followed our ongoing expansion of data center space that we began in 2007. Industry data indicates that the demand for data center services is greater than industry-wide supply in several key geographic markets. As a result, we have and expect to continue investing in and expanding our data center business. This includes a plan to commit $50.0 million in capital expenditures over the next nine to 18 months to grow our data center business in key markets, in addition to $43.8 million that we have already incurred since 2007.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between facilities operated by us and third parties, referred to as company-controlled facilities and partner sites, respectively, as well as the occupancy of total available space. Assuming comparably high levels of utilization, we expect company-controlled facilities to be more profitable than partner sites. However, company-controlled facilities are initially less profitable than partner sites because we recognize significant initial operating costs, especially rent, for company-controlled facilities in advance of revenues. Conversely, costs in partner sites are more demand-based and, therefore, we generally incur such costs in closer proximity to our recognition of revenues. Nevertheless, many of the costs in partner sites were subject to previously negotiated rates.

We will continue to focus on increasing revenues from company-controlled facilities compared to partner sites and to proactively exit less profitable partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our recently-expanded company-controlled facilities continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 73% during the year ended December 31, 2009 compared to 74% during the same period in 2008 noted above.

During the year ended December 31, 2009, we added approximately 12,000 net sellable square feet of data center space in sites operated by us and approximately 4,000 net sellable square feet in partner sites. Our expansion of data center space has contributed to total lower overall utilization of net sellable square feet as of December 31, 2009 compared to the same period in 2008. At December 31, 2009, we had approximately 202,000 net sellable square feet of data center space with a utilization rate of 77% compared to approximately 186,000 net sellable square feet of data center space with a utilization rate of 79% at December 31, 2008. We expect our recent data center expansion and our strategy to exit less profitable partner sites will continue to increase our share of occupied square footage in data centers operated by us. At December 31, 2009, 53% of our total net sellable square feet were in data centers operated by us versus partner sites as compared to 51% of our total net sellable square feet at December 31, 2008.

Other. Other revenues and direct costs of network, sales and services consisted of third party CDN services. These third party CDN services were steadily replaced throughout 2007 by our own internal CDN services following our acquisition of VitalStream in February 2007.

Other Operating Costs and Expenses

Other than direct costs of network, sales and services, compensation has the most pervasive impact on operating costs and expenses. We discuss compensation on an aggregate basis below followed by discussion of functional costs and expenses.

Compensation. Total compensation and benefits, including stock-based compensation, was $59.3 million, $57.9 million and $61.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Cash-based compensation and benefits increased $3.3 million to $53.7 million during the year ended December 31, 2009 from $50.4 million during the same period in 2008. The increase during the year ended December 31, 2009 compared to the same period in 2008 was primarily due to an increase in severance payments, including $0.9 million to our former president and chief executive officer, and a $0.3 million signing bonus paid to our new president and chief executive officer. However, severance does not include $0.9 million associated with the March 2009 reduction in force noted below. Additionally, we accrued $2.9 million during the year ended December 31, 2009 representing a portion of targeted payments for annual performance bonuses and associated payroll taxes that we did not accrue during the same period in 2008. As noted below, we eliminated the 2008 annual performance bonus accrual as a result of our compensation committee’s determination not to award employee bonuses given that we did not meet established performance goals. These increases were offset by decreases in salary and wages expense of $0.8 million primarily based on lower headcount, as well as a $0.4 million reduction in commissions due primarily to lower sales.

Additionally, we did not record a Georgia Headquarters Tax Credit, or HQC, in 2009 compared to a $1.3 million credit recorded in 2008, which included credits for two years. The HQC is an incentive to relocate corporate headquarters to and increase associated employment within Georgia. We record the HQC when approved by the Georgia Department of Revenue and we are required to apply credits against our payroll tax liability.

The cash-based compensation and benefits decrease during the year ended December 31, 2008 as compared to the same period in 2007 was primarily due to the elimination of the annual performance bonus accrual, a larger HQC and a reduction in commissions. As discussed above, we eliminated the 2008 annual performance bonus accrual compared to an accrual of $2.9 million during the same period in 2007. The HQC increased to $1.3 million during the year ended December 31, 2008 (which included credits for two years) from $0.3 million (for one year) during the same period in 2007. The availability of any HQC is a function of the timing of approval by the Georgia Department of Revenue. The reduction in commissions was primarily due to higher sales quotas under a new commission plan, adjustments for failing to meet sales quotas, an increase in the number of new sales personnel that were not yet fully productive and open sales positions. These decreases were partially offset by annual pay increases for employees effective April 1, 2008 and having a full 12 months of CDN employee expense during the year ended December 31, 2008 compared to 10 months during the year ended December 31, 2007.

The lower headcount of approximately 390 employees at December 31, 2009 compared to approximately 430 employees at December 31, 2008 reflected our March 2009 reduction in force that reduced headcount by 45 employees, or 10% or our workforce at that time. As discussed in note 9 to the accompanying consolidated financial statements, the reduction was primarily in back-office functions as well as the elimination of certain senior management positions. Total headcount in prior years was relatively consistent increasing to approximately 430 employees at December 31, 2008 compared to approximately 420 employees at December 31, 2007.

Stock-based compensation decreased $1.9 million to $5.6 million during the year ended December 31, 2009 from $7.5 million during the same period in 2008 and decreased $1.2 million during the year ended December 31, 2008 from $8.7 million during the same period in 2007. The decreases were due to an increase in adjustments for actual and estimated forfeitures of unvested stock options and awards through employee turnover, especially at the senior management level, and a lower fair value for new stock options and awards based predominantly on our lower stock price. Stock-based compensation during the year ended December 31, 2009 also included $0.8 million related to the resignation of our former president and chief executive officer, as discussed above, which resulted from the full vesting as of March 16, 2009 of all equity awards previously granted to him. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Direct costs of customer support	$1,112	$1,369	$1,892
Sales and marketing	1,395	1,782	2,135
General and administrative	3,106	4,348	4,654
	$5,613	$7,499	$8,681

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2009 was $8.6 million with a weighted-average remaining recognition period of 3.0 years.

Direct Costs of Customer Support. Direct costs of customer support increased 14% to $18.5 million during the year ended December 31, 2009 from $16.2 million during the same period in 2008. The increase of $2.3 million was primarily due to a $1.9 million increase in cash-based compensation and benefits and a $0.7 million increase in outside professional services offset by a $0.3 million decrease in stock-based compensation. The increase in cash-based compensation and benefits included severance payments for employees terminated separately from the March 2009 restructuring plan.

Direct costs of customer support decreased 2% to $16.2 million during the year ended December 31, 2008 from $16.5 million during the same period in 2007. The decrease of $0.3 million was primarily due to a $0.5 million decrease in stock-based compensation due to forfeitures of unvested stock options and awards through employee turnover, partially offset by a $0.3 million increase in cash-based compensation and benefits due to annual pay increases for employees and having a full 12 months of CDN employee expense as discussed above. The increase in cash-based compensation and benefits was primarily due to annual employee pay increases.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $8.3 million, $6.6 million and $4.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. The increases in direct costs of amortization in both 2009 and 2008 were due to impairment charges. In conjunction with consolidating our business segments in 2009, we performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge of $4.1 million in acquired CDN advertising technology during 2009 due to a strategic change in market focus. We also recorded a similar impairment charge of $1.9 million during 2008. See “—Impairments and Restructuring” below for further discussion of the impairment of goodwill and other intangible assets. Also included in direct costs of amortization of acquired technologies during the year ended December 31, 2008 was additional amortization expense attributable to a full 12 months of amortization of post-acquisition intangible technology assets related to the VitalStream acquisition compared to 10 months during the year ended December 31, 2007.

Sales and Marketing. Sales and marketing costs during the year ended December 31, 2009 decreased 9% to $28.1 million from $30.9 million during the same period in 2008. The decrease of $2.8 million was primarily due to lower cash-based compensation, as well as commissions and stock-based compensation, during the year ended December 31, 2009. The reduction in cash-based compensation was primarily due to lower headcount. The decrease in commissions was primarily due to lower sales while the reduction in stock-based compensation resulted from adjustments for actual and estimated forfeitures of unvested stock options and awards through employee turnover, especially at the senior management level, and a lower fair value for new stock options and awards based predominantly on our lower stock price.

Sales and marketing costs during the year ended December 31, 2008 decreased 2% to $30.9 million from $31.5 million during the same period in 2007. The decrease of $0.6 million was comprised primarily of a $0.4 million decrease for cash-based compensation and benefits and a $0.4 million decrease in stock-based compensation. The decrease in cash-based compensation included a $2.0 million decrease in commissions. The reduction in commissions and stock-based compensation was primarily due to higher sales quotas under a new commission plan, adjustments for failing to meet sales quotas and an increase in the number of new sales personnel that were not yet fully productive and open sales positions. Stock-based compensation also decreased due to an increase in adjustments for actual and estimated forfeitures of unvested stock options and awards through employee turnover, especially at the senior management level, and a lower fair value for new awards based on our lower stock price.

General and Administrative. General and administrative costs during the year ended December 31, 2009 were $44.2 million, consistent with the same period in 2008. During the year ended December 31, 2009, cash-based compensation increased $3.6 million compared to the same period in 2008, partially offset by a year-over-year reduction in stock-based compensation of $1.2 million. The increase in cash-based compensation and the decrease in stock-based compensation during the year ended December 31, 2009 compared to the same period in 2008 are discussed above in “—Compensation.” The increase in cash-based compensation was also partially offset by decreases in the provision for doubtful accounts and professional services.

The provision for doubtful accounts decreased to $2.7 million during the year ended December 31, 2009 from $5.1 million during the same period in 2008. The higher provision during the year ended December 31, 2008 was primarily attributable to our former CDN services and IP services segments. A number of the CDN customers that we reserved as doubtful accounts were customers in 2007 and early 2008, but we disconnected their service in 2008 for failing to make payment. In addition, bankruptcies of certain of our customers in the financial services industry negatively impacted IP services. We continue to place a strong emphasis on the credit worthiness of our customers and their ability to meet obligations to us. To mitigate default risk with certain new customers, we place additional upfront requirements such as prepayments or deposits before delivering our services. These enhancements to our credit and collection procedures have enabled us to mitigate credit and collection risk, which has resulted in reduced bad debt expense.

Professional services costs decreased $1.1 million to $9.4 million during the year ended December 31, 2009 compared to $10.5 million during the same period in 2008. During 2008 and early 2009, professional services costs were substantially higher than at the end of 2009. Professional services included the use of consultants for contract labor, process improvements and other outside services, particularly in finance and information technology, and for personnel recruiting fees. Throughout 2009, we significantly reduced the number of consultants that we utilized.

General and administrative costs during the year ended December 31, 2008 increased 13% to $44.2 million from $39.1 million during same period in 2007. The increase of $5.2 million reflected a $4.1 million increase in professional services costs and $2.8 million increase in the provision for doubtful accounts, partially offset by a $1.6 million decrease in cash-based compensation. The increases in professional services costs and the provision for doubtful accounts during the year ended December 31, 2008 were due to an increased use of outside consultants and customers failing to make payment. Cash-based compensation decreased due primarily to the elimination of the bonus accrual of $2.9 million during the year ended December 31, 2008.

Depreciation and Amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 19% to $28.3 million during the year ended December 31, 2009 compared to $23.9 million during the same period in 2008. The increase of $4.4 million primarily related to the expansion of data center facilities and P-NAP capabilities as well as changes in estimates of remaining lives for certain of our other intangible assets. Capital expenditures were $17.3 million during the year ended December 31, 2009 compared to $51.2 million during the same period in 2008. We plan to commit $50.0 million in capital expenditures over the next nine to 18 months to grow our data center business in key markets.

Depreciation and amortization increased 7% to $23.9 million during the year ended December 31, 2008 compared to $22.2 million during the same period in 2007. The increase of $1.6 million primarily related to the expansion of P-NAPs and our on-going expansion of data center facilities.

Impairments and Restructuring. During the years ended December 31, 2009, 2008 and 2007, we recorded aggregate impairment and restructuring charges of $54.7 million, $101.4 million and $11.3 million, respectively. We also recorded impairments of acquired CDN advertising technology of $4.1 million and $1.9 million during the years ended December 31, 2009 and 2008, respectively. We recorded the impairments of acquired CDN advertising technology in conjunction with the impairments of goodwill, but recorded the charges in direct costs of amortization noted above.

Impairments. The goodwill impairments during the year ended December 31, 2009 included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill related to our FCP products in the IP services segment, while all of the $99.7 million goodwill impairment plus a $0.8 million impairment of trade names in 2008 related to our former CDN services segment. Similarly, the impairments of acquired technology included in direct costs of amortization were related to advertising technology of our former CDN services segment. The intangible asset impairments in our former CDN services segment were primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of our own and comparable companies. The CDN services goodwill and technology arose from our acquisition of VitalStream in February 2007. We initially recorded goodwill of $154.7 million in the acquisition, which represented 72% of the $214.0 million purchase price. These declines in CDN services revenues and operating results were primarily attributable to continued pricing pressures, which were partially offset by increased traffic. This was combined with higher costs of sales related to traffic mix, as well as a weakened economy and steadily increasing levels of customer churn. Given the declines in CDN services revenues and operating results, in 2009 we renewed our emphasis on and dedicated our internal resources within our IP services to strengthen our services offering and leverage our entire IP backbone and cost structure. Similarly, the goodwill impairment related to our FCP products in the IP services segment was due to declines in our FCP products revenues and operating results. The declines in FCP products revenues were primarily attributable to lower sales associated with a reduced marketing effort as we reevaluated our equipment sales strategy for FCP products.

During the year ended December 31, 2009, we also re-assessed the remaining asset lives of other identifiable intangible assets which resulted in acceleration of amortization expense over shorter estimated remaining useful lives of (a) acquired CDN customer relationships to reflect our historical churn rate for those customers in both 2009 and 2008, and (b) acquired CDN trade names and non-compete agreements to reflect the decreased value of these assets to our business in 2009. The increased amortization expense is reflected in depreciation and amortization, noted above.

Impairments during the year ended December 31, 2007 included $1.4 million in leasehold improvements and other assets related to restructured leases discussed below and $1.1 million in capitalized software for a sales order-through-billing system.

None of the impairment charges or changes in estimated remaining asset lives had any impact on our cash balances or covenants in our credit agreement.

Restructuring. Total restructuring charges during the year ended December 31, 2009 were $3.2 million, including $2.1 million for adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans, $0.9 million for a workforce reduction in March 2009 and $0.2 million for cessation of use of four smaller office and partner data center facilities. We also recorded a $1.1 million restructuring charge during the year ended December 31, 2008 for adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans offset by non-cash benefit of $0.1 million to reduce our restructuring liability for employee terminations initially recorded during the year ended December 31, 2007.

The adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans extended the period during which we do not anticipate receiving sublease income from those properties. The extensions in both 2009 and 2008 were based on our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space.

The workforce reduction of 45 employees in March 2009 represented 10% of our total workforce at that time and was primarily in back-office functions as well as the elimination of certain senior management positions. All of the $0.9 million in charges during the year ended December 31, 2009 were cash expenditures. The restructuring charge for the four leased facilities was $0.2 million and all amounts related to these leases were due within 12 months of the date we ceased use. Due to the short remaining terms of these leases, we did not expect to earn any sublease income in future periods.

We also recorded a non-cash benefit of $0.1 million during the year ended December 31, 2008 to reduce our restructuring liability for employee terminations. This non-cash adjustment eliminated the remaining liability for employee terminations since we had paid all amounts.

During the year ended December 31, 2007, we incurred a restructuring charge of $10.3 million, which included $1.4 million for the impairment of leasehold improvements and other assets. We took this charge following a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation of the acquisition. In addition to the $1.4 million impairment of leasehold improvements and other assets, the charge to expense included $7.8 million for leased facilities and $1.1 million of severance payments for the termination of employees. The charge for leased facilities represents both the costs less anticipated sublease recoveries that we will continue to incur without economic benefit to us and costs to terminate leases before the end of their term. The impaired leasehold improvements and other assets were associated with the restructured lease facilities. We estimated cost savings from the restructuring to be approximately $0.8 million per year through 2016, primarily for rent.

Non-operating Expense (Income). Interest expense decreased to $0.7 million during the year ended December 31, 2009 compared to $1.3 million and $1.2 million during the same periods in 2008 and 2007, respectively. Similarly, interest income decreased to $0.2 million during the year ended December 31, 2009 compared to $1.9 million and $3.2 million during the same periods in 2008 and 2007, respectively. The decreases in interest expense reflected lower levels of average outstanding debt and lower overall interest rates. As with interest expense, the decreases in interest income also reflected a reduction in total interest-earning investments along with a move toward lower-risk investments and lower overall interest rates. Non-operating income and expense during the years ended December 31, 2009 and 2008 also included net changes in the fair value of our auction rate securities and the corresponding rights. We describe the corresponding rights below in “Liquidity and Capital Resources—Capital Resources—Short-Term Investments in Marketable Securities and Other Related Assets.”

During the year ended December 31, 2007, we incurred a charge of $1.2 million representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation.

Provision (Benefit) for Income Taxes. The provision for income taxes was $0.4 million during the year ended December 31, 2009, $0.2 million during the same period in 2008 and a net benefit of $3.1 million during the same period in 2007. During the year ended December 31, 2007, the tax provision included a $4.4 million benefit related to the release of the valuation allowance associated with our U.K. deferred tax assets. The U.K. benefit was offset by a reserve of $0.9 million and a U.S. deferred tax liability relating to the VitalStream acquisition.

The reduction in valuation allowance was due to the existence of sufficient positive evidence as of December 31, 2007 to indicate that our net operating losses in the U.K. would more likely than not be realized in the future. The evidence primarily consisted of the results of prior performance in the U.K. and our expectation of future performance based on historical results. We will continue to assess the recoverability of U.S. and other deferred tax assets, and whether the valuation allowance should be reduced relative to the U.S. and other deferred tax assets outside the U.K. We may recognize deferred tax assets in future periods when they are estimated to be realizable, such as establishing expected continuing profitability of us or certain of our foreign subsidiaries.

Based on analysis of our projected future U.S. pre-tax income, we do not have sufficient positive evidence within the next 12 months to release the valuation allowance currently recorded against our U.S. deferred tax assets.

Liquidity and Capital Resources

Liquidity

We continue to monitor and review our performance and operations in light of global economic conditions. The economic recession in 2008 and 2009 has negatively impacted spending by our customers and potential customers. In addition, the current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. We monitor all of our investments in marketable securities to ensure, to the extent possible, that instability in liquidity and credit markets does not adversely impact the fair value of these investments. This monitoring resulted in transferring investments in corporate debt securities to money market accounts as the debt securities matured. We do not believe that the instability in the credit markets over the last few years had or will have a material adverse impact on our liquidity or capital resources, although we continue to monitor these markets closely.

We expect to meet our cash requirements in 2010 through a combination of net cash provided by operating activities and existing cash, cash equivalents and short-term investments in marketable securities. This includes a plan to commit $50.0 million in capital expenditures over the next nine to 18 months to grow our data center business in key markets. We may also utilize additional borrowings under our credit agreement, especially for capital expenditures, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing credit agreement limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating non-strategic real estate leases and license arrangements. We have a history of quarterly and annual net losses. During the year ended December 31, 2009, we recorded a net loss of $69.7 million. As of December 31, 2009, our accumulated deficit was $1,036.5 million. Our net loss during the year ended December 31, 2009 included $51.5 million in impairment charges for goodwill and $4.1 million in impairment charges for other acquired intangible assets as well as restructuring charges of $3.2 million and transition costs related to our president and chief executive officer. We also recorded significant similar charges in prior years, including 2008 and 2007. We do not expect to continue to incur any of these charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future, due in part to the competitive and evolving nature of the industry in which we operate. Also, due to the global economic conditions, we continue to see signs of cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to achieve or sustain profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Cash Flows

Operating Activities. Net cash provided by operating activities was $37.5 million during the year ended December 31, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $28.8 million, while changes in operating assets and liabilities generated cash from operations of $8.7 million. We anticipate continuing to generate cash flows from our results of operations, or net loss adjusted for non-cash items. We also expect to use cash flows from operating activities and cash on hand to fund a significant portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment during the year ended December 31, 2009 was $55.6 million for impairment of goodwill and other intangible assets further discussed above in the section “Critical Accounting Policies and Estimates—Goodwill and Other Intangible Assets” and “Results of Operations—Other Operating Costs and Expenses—Impairments and Restructuring—Impairments.” Non-cash adjustments also included $32.5 million for depreciation and amortization, which included the effects of the expansion of our network and data center facilities, and $5.6 million for stock-based compensation, which we discuss above in “Results of Operations—Other Operating Costs and Expenses—Compensation.” Changes in operating assets and liabilities had a net favorable impact on cash provided by operations, particularly from accounts receivable. Net accounts receivable decreased $7.2 million, primarily as a result of our focus on credit and collections and a continued focus on mitigating default risk in our customer base. Quarterly days sales outstanding at December 31, 2009 decreased to 27 days from 40 days at December 31, 2008. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance. Inventory, prepaid expenses, deposits and other assets decreased $2.2 million from December 31, 2008 to December 31, 2009, primarily from amortization of annual prepaid insurance premiums and lower prepaid colocation expenses at our partner sites as we concentrate on selling into company-controlled facilities. Accrued liabilities increased $1.4 million, mainly due to the accrual of $2.9 million representing a portion of targeted payments for annual performance bonuses and associated payroll taxes during the year ended December 31, 2009. We did not accrue any amounts for annual performance bonuses during the year ended December 31, 2008 following our compensation committee’s determination not to award employee bonuses given that we did not meet established performance goals. The increase in the annual performance bonus accrual and associated payroll taxes was partially offset by lower professional fees and commissions. Accounts payable decreased $2.4 million from December 31, 2008 to December 31, 2009, representing a use of cash.

Net cash provided by operating activities was $38.0 million during the year ended December 31, 2008. Our net loss, after adjustments for non-cash items, generated cash from operations of $41.7 million while changes in operating assets and liabilities represented a use of cash from operations of $3.8 million. The primary non-cash adjustment during the year ended December 31, 2008 was $102.3 million for impairment of goodwill and other intangible assets further discussed above in the section “Results of Operations—Other Operating Costs and Expenses—Impairments and Restructuring—Impairments.” We also had a non-cash adjustment of $28.7 million for depreciation and amortization, which included the amortizable intangible assets acquired through the VitalStream acquisition in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments in 2008 also included $7.5 million for stock-based compensation and $5.1 million for the provision for doubtful accounts, both of which we further discuss above in the section “Results of Operations—Other Operating Costs and Expenses—Compensation” and “—General and Administrative,” respectively. The changes in operating assets and liabilities included increases in inventory, prepaid expenses, deposits and other assets of $2.9 million, mostly due to increases in prepaid colocation setup costs and prepaid rent, as well as two initial deposits required by real estate leases. We had a decrease in accrued liabilities of $1.4 million given that we did not accrue any amounts for bonuses during the year ended December 31, 2008. We also had a net decrease in accrued restructuring of $1.1 million due primarily to scheduled cash payments during the year ended December 31, 2008. These changes were partially offset by a decrease in accounts receivable of $2.4 million. Accounts receivable as of December 31, 2007 reflected some collection delays on certain larger, high credit quality customers that tended to pay over longer terms and an increase from the migration of legacy VitalStream and other customers to our billing and systems platforms. Quarterly days sales outstanding at December 31, 2008 decreased to 40 days from 53 days at December 31, 2007. The 53 days sales outstanding at December 31, 2007 was unusually high and related to an increased accounts receivable, discussed below.

Net cash provided by operating activities was $27.5 million during the year ended December 31, 2007. Our net loss, after adjustments for non-cash items, generated cash from operations of $32.1 million while changes in operating assets and liabilities, excluding effects of the VitalStream acquisition, represented a use of cash from operations of $4.5 million. The primary non-cash adjustment during the year ended December 31, 2007 was $26.4 million for depreciation and amortization, which included the amortizable intangible assets acquired through the VitalStream acquisition in February 2007 and the expansion of our P-NAP and data center facilities throughout 2007. Non-cash adjustments also included $8.7 million for stock-based compensation. The change in working capital included an increase in accounts receivable of $15.8 million. The increase in accounts receivable resulted in quarterly days sales outstanding at December 31, 2007 increasing to 53 days from 38 days as of December 31, 2006. This increase in accounts receivable was largely due to revenue growth and also, in part, our day sales outstanding trending up from lower than historical levels at December 31, 2006. We also experienced collection delays on certain larger, high credit quality customers that tended to pay over longer terms and in conjunction with the migration of some former VitalStream and other customers to our billing and systems platforms. The change in working capital also included a net increase in accounts payable of $7.9 million due to the growth of our business, primarily attributed to the acquisition of VitalStream and our data center growth initiative. A portion of the increase was also caused by the implementation near year-end of a new telecommunications expense management system for our direct costs.

Investing Activities. Net cash used in investing activities during the year ended December 31, 2009 was $9.9 million, primarily due to capital expenditures of $17.3 million, partially offset by proceeds from the maturities of investments in marketable securities of $7.4 million. Our capital expenditures related to the continued expansion and upgrade of our data center facilities and network infrastructure.

Net cash used in investing activities during the year ended December 31, 2008 was $41.7 million, primarily due to capital expenditures of $51.2 million, partially offset by net proceeds from the maturities and sales of short-term investments in marketable securities of $5.2 million and a decrease in restricted cash of $4.1 million. Similar to 2009, our capital expenditures were principally for the continued expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. Restricted cash decreased due to the maturity of certificates of deposit that had secured certain letters of credit, which we replaced. These letters of credit are now secured by our revolving credit facility.

Net cash used in investing activities during the year ended December 31, 2007 was $36.4 million, primarily due to capital expenditures of $30.3 million and net purchases of short-term investments of $6.1 million. Our capital expenditures were principally for the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities and were funded from both cash from operations and borrowings from the credit agreement we entered into on September 14, 2007. We discuss the credit agreement in greater detail below in “Capital Resources—Credit Agreement.” Investing activities during the year ended December 31, 2007 also included purchases and sales of auction rate securities.

Financing Activities. Net cash used in financing activities during the year ended December 31, 2009 was $0.6 million, primarily due to payments on capital leases of $0.3 million and $0.2 million for the reacquisition of shares of treasury stock as payment of taxes due from employees for stock-based compensation, net of proceeds from employee ESPP purchases and option exercises. We also repaid and re-borrowed a cumulative $78.5 million under our credit facility during the year ended December 31, 2009 to optimize liquidity and net interest income and expense; however, at no one time during the year did we borrow more than $20.0 million. As a result of these activities, we had balances of $20.0 million on our revolving credit facility and $3.2 million in capital lease obligations as of December 31, 2009. We may also borrow additional funds under our credit agreement if we consider it economically favorable to do so.

Net cash used in financing activities during the year ended December 31, 2008 was $0.8 million, primarily for payments on capital leases of $0.8 million. We also repaid and re-borrowed $20.0 million under our credit facility to optimize liquidity and net interest income and expense. At December 31, 2008, we had balances of $20.0 million outstanding on our credit facility and $3.5 million in capital lease obligations with $0.3 million in the capital leases scheduled as due within the next 12 months.

Net cash provided by financing activities during the year ended December 31, 2007 was $15.2 million. Cash provided by financing activities was primarily due to proceeds from note payable of $19.7 million, net of discount, and proceeds from stock-based compensation plan activity of $8.6 million, partially offset by the repayment of prior outstanding debt of $11.3 million and payments on capital leases of $1.6 million. The proceeds from the note payable were a result of entering into our new credit facility on September 14, 2007.

Capital Resources

Short-Term Investments in Marketable Securities and Other Related Assets. Short-term investments in marketable securities and other related assets at December 31, 2009 consisted of auction rate securities and corresponding rights, described below. The carrying value (which approximates fair value) of our auction rate securities as of December 31, 2009 was $6.5 million compared to a par value of $7.0 million. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that are substantially backed by the federal government and carried AAA/Aaa or A3 ratings as of December 31, 2009. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term investments because of the liquidity provided through the interest rate resets.

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments have not been actively trading since early 2008 when auctions failed to attract sufficient buyers and, as a result, the auction rate securities lost their liquidity. Our auction rate securities do not currently have a readily observable market value and their estimated fair value no longer approximates par value. Accordingly, we changed the classification of the auction rate securities to non-current investments. In November 2008, we accepted an offer providing us with rights, or ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider ($7.0 million as of December 31, 2009) at any time during a two-year period beginning June 30, 2010. The carrying value (which approximates fair value) of our ARS Rights as of December 31, 2009 was $0.5 million. In conjunction with our acceptance of the ARS Rights, we changed the investment classification of our auction rate securities from available for sale to trading. We intend to exercise the ARS Rights within the next 12 months if they are not redeemed by the issuers or sold to third parties and, therefore, have reclassified both the underlying securities and the ARS Rights from non-current assets to current assets as of December 31, 2009. The combined carrying value (which approximates fair value) of our auction rate securities and the ARS Rights was $7.0 million as of December 31, 2009 and represented 21% or our total financial assets measured at fair value. The investment classification of the underlying securities and the ARS Rights continues to be trading. During the year ended December 31, 2009, $0.2 million of our auction rate securities were called by the issuers at par value.

Credit Agreement. On September 14, 2007, we entered into a $35.0 million credit agreement, or the Credit Agreement, with Bank of America, N.A., as the administrative agent. We amended the Credit Agreement on May 14, 2008 and September 30, 2008, or the Amendment (we refer to the Credit Agreement along with the Amendment as the Amended Credit Agreement). The Amended Credit Amendment includes a revolving credit facility of $35.0 million with a letter of credit sublimit of $7.0 million and an option to enter into a lease financing agreement not to exceed $10.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other general corporate purposes.

As of December 31, 2009, the revolving credit facility had an outstanding principal amount of $20.0 million due September 14, 2011, a total of $3.6 million of letters of credit issued and $11.4 million in borrowing capacity. The interest rate on the revolving credit facility as of December 31, 2009 was 3.25% and was based on our bank’s prime rate. In January 2010, we repaid $19.5 million of the outstanding balance.

The Amended Credit Agreement includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to a net funded debt to EBITDA ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on capital expenditures of $25.0 million, plus prior-year carryover, or an amount to be mutually agreed upon for 2010 and 2011, customary events of default and certain default provisions that could result in acceleration of all outstanding amounts due under the Amended Credit Agreement). As of December 31, 2009, we were in compliance with the various covenants in the Amended Credit Agreement.

Our obligations under the Amended Credit Agreement are pledged by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

Capital Leases. Our future minimum lease payments on remaining capital lease obligations at December 31, 2009 were $3.2 million.

Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless the agreements are modified. Service commitments primarily represent purchase commitments made to our largest bandwidth vendors and contractual payments to license data center space used for resale to customers. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our credit obligations and future contractual commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1- 3 Years	3-5 Years	More than 5 years

Revolving credit facility(1)	$21,109	$650	$20,459	$—	$—
Capital lease obligations	8,617	562	1,135	1,180	5,740
Operating lease commitments	210,811	29,805	59,080	51,420	70,506
Service commitments	18,474	9,003	9,471	—	—

	$259,011	$40,020	$90,145	$52,600	$76,246

(1)
As noted above in “—Credit Agreement,” the interest rate on the revolving credit facility is based on our bank’s prime rate. As of December 31, 2009, the interest rate was 3.25% and the projected interest included in the debt payments above incorporates this rate. We subsequently paid $19.5 million on the revolving credit facility in January 2010 which would significantly lower the projected interest included above. We plan to borrow on the revolving credit facility from time-to-time, particularly if we consider it economically favorable to do so.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Auction Rate Securities and ARS Rights

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources—Short-Term Investments in Marketable Securities and Other Related Assets,” the estimated fair values of our auction rate securities and the ARS Rights were $6.5 million and $0.5 million, respectively, as of December 31, 2009. We estimate that a change in the effective yield of 100 basis points in the auction rate securities and the ARS Rights would change our interest income by $0.1 million per year. During the year ended December 31, 2009, a small portion of our auction rate securities, $0.2 million, were called by the issuer at par value. In addition, we intend to exercise the ARS Rights within the next 12 months if they are not redeemed by the issuers or sold to third parties.

Other Investments

We invested $4.1 million in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity-method and to date we have recognized $3.0 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. Furthermore, the joint venture investment is subject to foreign currency exchange rate risk. The market for services offered by Internap Japan has not been proven and may never materialize.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain a favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of December 31, 2009, our long-term debt consisted of a revolving credit facility with an outstanding principal balance of $20.0 million and an interest rate of 3.25%, based on our bank’s prime rate. The outstanding principal amount is due September 14, 2011. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently paid $19.5 million on the revolving credit facility in January 2010 and plan to borrow on the revolving credit facility from time-to-time particularly, if we consider it economically favorable to do so.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. Accordingly, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our accompanying consolidated financial statements, financial statement schedule and the report of our independent registered public accounting firm appear in Part IV of this Form 10-K. Our report on internal controls over financial reporting appears in Item 9A of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by nature, can provide only reasonable assurance regarding management’s control objectives. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake, management override or collusion. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, we can offer no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and may not be detected.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our 2010 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this report. This information is incorporated in this Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions, “Executive Officers and Compensation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2010 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this report, is incorporated in this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2010 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this report, is incorporated in this Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our 2010 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this report, is incorporated in this Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2010 annual meeting of stockholders, which we will file within 120 days after the end of the fiscal year covered by this report, is incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Item 15(a)(1). Financial Statements.  The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

Item 15(a)(2). Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2009	S-1

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1*	Certificate of Elimination of the Series B Preferred Stock.

3.2*	Restated Certificate of Incorporation of the Company.

3.3	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

4.1*	Amendment No. 1 to Preferred Stock Rights Agreement, dated as of December 31, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

10.1	Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.2	Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.3	First Amendment to the Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.4	Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.5	Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.6	Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.7	Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.8	Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated by reference herein to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.9	Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated by reference herein to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.10	Amended and Restated 2005 Incentive Stock Plan, dated March 15, 2006 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement, filed May 8, 2008).+

10.11		Employment Agreement dated as of July 10, 2007 between the Company and James DeBlasio (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 11, 2007).+

10.12		First Amendment to Employment Agreement between James P. DeBlasio and the Company dated November 14, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 19, 2007).+

10.13		Amended and Restated 2004 Internap Network Services Corporation Employee Stock Purchase Plan, dated January 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006).+

10.14	*	Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan.+

10.15	*	Form of Stock Option Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan.+

10.16		VitalStream Holdings, Inc. 2001 Stock Incentive Plan (Third Amended and Restated) (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-141245, filed March 13, 2007).+

10.17		General Release Agreement dated as of April 9, 2008 between the Company and Vincent Molinaro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2008).+

10.18		2008 Executive Bonus Award Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008).+

10.19		2008 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 24, 2008).+

10.20		Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.21		2009 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2009).+

10.22		Credit Agreement dated as of September 14, 2007 by and among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 19, 2007).

10.23		Pledge and Security Agreement dated as of September 14, 2007 among the Company, and certain of its Subsidiaries party thereto from time to time, as Grantors, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 19, 2007).

10.24		Intellectual Property Security Agreement dated as of September 14, 2007 among the Company, and certain of its Subsidiaries party thereto from time to time, as Grantors, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 19, 2007).

10.25		Amendment No. 1 to Credit Agreement entered into as of May 14, 2008 by and among Bank of America, N.A. as Administrative Agent, Swing Line Lender, L/C Issuer and sole Lender, the Company and the Subsidiaries of the Company party thereto as Guarantors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 16, 2008).

10.26		Amendment No. 2 dated September 30, 2008 to Credit Agreement, dated as of September 14, 2007, by and among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 6, 2008).

10.27		Joinder Agreement to the Employment Security Plan executed by Richard Dobb (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed November 19, 2007).+

10.28		Joinder Agreement to the Employment Security Plan executed by George E. Kilguss (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 28, 2008).+

10.29		Joinder Agreement to the Employment Security Plan executed by Tim Sullivan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 13, 2009). +

10.30		Joinder Agreement to the Employment Security Plan executed by Randal R. Thompson (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2009).+

10.31		Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.32		Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.33		Agreement between the Company and James P. DeBlasio, dated January 29, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 2, 2009). +

10.34		General Release, Separation and Settlement Agreement between the Company and Tim Sullivan, dated August 19, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 28, 2009).+

10.35	*	2010 Short Term Incentive Plan.+

21.1*		List of Subsidiaries

23.1*		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*		Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

31.2*		Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*		Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

32.2*		Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

+	Management contract and compensatory plan and arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: March 2, 2010
	By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Eric Cooney
J. Eric Cooney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010

/s/ George E. Kilguss, III
George E. Kilguss, III	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 2, 2010

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	March 2, 2010

/s/ Charles B. Coe
Charles B. Coe	Director	March 2, 2010

/s/ Eugene Eidenberg
Eugene Eidenberg	Director	March 2, 2010

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	March 2, 2010

/s/ Kevin L. Ober
Kevin L. Ober	Director	March 2, 2010

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	March 2, 2010

/s/ Michael A. Ruffolo
Michael A. Ruffolo	Director	March 2, 2010

/s/ Debora J. Wilson
Debora J. Wilson	Director	March 2, 2010

Internap Network Services Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Network Services Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Internap Network Services Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 2, 2010

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Internet protocol (IP) services	$125,548	$139,737	$139,072
Data center services	130,711	114,252	84,590
Other	—	—	10,428

Total revenues	256,259	253,989	234,090
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
IP services	48,055	51,885	50,518
Data center services	94,961	83,992	59,440
Other	—	—	8,436
Direct costs of customer support	18,527	16,217	16,547
Direct costs of amortization of acquired technologies	8,349	6,649	4,165
Sales and marketing	28,131	30,888	31,533
General and administrative	44,152	44,235	39,076
Depreciation and amortization	28,282	23,865	22,242
Loss (gain) on disposals of property and equipment	26	(16)	(5)
Impairments and restructuring	54,698	101,441	11,349
Other	—	—	500

Total operating costs and expenses	325,181	359,156	243,801

Loss from operations	(68,922)	(105,167)	(9,711)

Non-operating expense (income):
Interest expense	720	1,251	1,150
Interest income	(150)	(1,884)	(3,228)
Write-off of investment	—	—	1,178
Other, net	(109)	388	(37)

Total non-operating expense (income)	461	(245)	(937)

Loss before income taxes and equity in (earnings) of equity-method investment	(69,383)	(104,922)	(8,774)
Provision (benefit) for income taxes	357	174	(3,080)
Equity in (earnings) of equity-method investment, net of taxes	(15)	(283)	(139)

Net loss	$(69,725)	$(104,813)	$(5,555)

Basic and diluted net loss per share	$(1.41)	$(2.13)	$(0.12)

Weighted average shares outstanding used in computing basic and diluted net loss per share	49,577	49,238	46,942

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$73,926	$46,870
Short-term investments in marketable securities and other related assets	7,000	7,199
Accounts receivable, net of allowance for doubtful accounts of $1,953 and $2,777, respectively	18,685	28,634
Inventory	375	381
Prepaid expenses and other assets	8,768	10,867

Total current assets	108,754	93,951

Property and equipment	91,151	97,350
Investments and other related assets, $0 and $7,027, respectively, measured at fair value	1,804	8,650
Intangible assets, net	20,782	33,942
Goodwill	39,464	90,977
Deposits and other assets	2,637	2,763
Deferred tax asset, non-current, net	2,910	2,450

Total assets	$267,502	$330,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,237	$19,642
Accrued liabilities	10,192	8,756
Deferred revenues, current portion	3,817	3,710
Capital lease obligations, current portion	25	274
Restructuring liability, current portion	2,819	2,800
Other current liabilities	125	116

Total current liabilities	34,215	35,298

Revolving credit facility, due after one year	20,000	20,000
Deferred revenues, less current portion	2,492	2,248
Capital lease obligations, less current portion	3,217	3,244
Restructuring liability, less current portion	6,123	6,222
Deferred rent	16,417	14,114
Other long-term liabilities	636	762

Total liabilities	83,100	81,888

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 50,763 and 50,224 shares outstanding, respectively	51	50
Additional paid-in capital	1,221,456	1,216,267
Treasury stock, at cost, 42 and 83 shares, respectively	(127)	(370)
Accumulated deficit	(1,036,548)	(966,823)
Accumulated items of other comprehensive income	(430)	(929)

Total stockholders’ equity	184,402	248,195

Total liabilities and stockholders’ equity	$267,502	$330,083

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31, 2009
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2006	35,873	$36	$982,624	$—	$(856,455)	$320	$126,525
Net loss	—	—	—	—	(5,555)	—	(5,555)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	(25)	(25)
Foreign currency translation adjustment	—	—	—	—	—	107	107
Total comprehensive loss							(5,473)

Stock issued in connection with VitalStream acquisition	12,206	12	208,281	—	—	—	208,293
Stock-based compensation plans activity and stock-based compensation	1,680	2	17,286	—	—	—	17,288

Balance, December 31, 2007	49,759	50	1,208,191	—	(862,010)	402	346,633
Net loss	—	—	—	—	(104,813)	—	(104,813)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	(1,302)	(1,302)
Total comprehensive loss							(106,144)

Stock-based compensation plans activity and stock-based compensation	465	—	8,076	(370)	—	—	7,706

Balance, December 31, 2008	50,224	50	1,216,267	(370)	(966,823)	(929)	248,195
Net loss	—	—	—	—	(69,725)	—	(69,725)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	474	474
Total comprehensive loss							(69,226)

Stock-based compensation plans activity and stock-based compensation	539	1	5,189	243	—	—	5,433

Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(69,725)	$(104,813)	$(5,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,496	28,663	26,407
Loss (gain) on disposal of property and equipment, net	26	(16)	(5)
Goodwill and other intangible asset impairments	55,647	102,336	2,454
Acquired in-process research and development	—	—	450
Stock-based compensation	5,613	7,499	8,681
Write-off of investment	—	—	1,178
Equity in (earnings) from equity-method investment	(15)	(283)	(139)
Provision for doubtful accounts	2,711	5,083	2,261
Non-cash changes in deferred rent	2,303	3,102	(421)
Deferred income taxes	(459)	644	(3,095)
Other, net	178	(477)	(150)
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	7,238	2,424	(15,825)
Inventory, prepaid expenses, deposits and other assets	2,205	(2,919)	(2,182)
Accounts payable	(2,405)	18	7,920
Accrued and other liabilities	1,436	(1,404)	(2,466)
Deferred revenue	351	(836)	2,704
Accrued restructuring liability	(80)	(1,070)	5,309

Net cash flows provided by operating activities	37,520	37,951	27,526

Cash flows from investing activities:
Purchases of investments in marketable securities	—	(21,422)	(38,508)
Maturities of investments in marketable securities	7,374	26,591	32,395
Purchases of property and equipment	(17,278)	(51,154)	(30,271)
Proceeds from disposal of property and equipment	4	175	5
Cash received from acquisition, net of costs incurred for the transaction	—	—	3,203
Change in restricted cash, excluding effects of acquisition	—	4,120	(3,217)

Net cash flows used in investing activities	(9,900)	(41,690)	(36,393)

Cash flows from financing activities:
Proceeds from credit facility, due after one year and net of discount	78,500	20,000	19,742
Principal payments on credit facility, due after one year	(78,500)	(20,000)	(11,318)
Payments on capital lease obligations	(276)	(807)	(1,617)
Stock-based compensation plans	(205)	108	8,582
Other, net	(117)	(122)	(149)

Net cash flows (used in) provided by financing activities	(598)	(821)	15,240

Effect of exchange rates on cash and cash equivalents	34	(600)	66

Net increase (decrease) in cash and cash equivalents	27,056	(5,160)	6,439
Cash and cash equivalents at beginning of period	46,870	52,030	45,591

Cash and cash equivalents at end of period	$73,926	$46,870	$52,030

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“we,” “us” or “our”) provides services through 73 Internet Protocol, or IP, service points, which includes 20 content delivery network, or CDN, points of presences, or POPs, and 47 data centers across North America, Europe and the Asia-Pacific region. We also have two additional international standalone CDN POPs and two additional domestic standalone data center locations through which we provide IP services by extension. Our Private Network Access Points, or P-NAPs, feature multiple direct high-speed connections to major Internet backbones, also referred to as network service providers, such as Verizon Communications Inc.; Global Crossing Limited; Level 3 Communications, Inc.; XO Holdings Inc.; and Cogent Communications Group, Inc. As described in note 4, we operate in two business segments: IP services and data center services. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services.

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks are described in “Risk Factors” in this Annual Report on Form 10-K.

Although we have been in existence since 1996, we have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses including for each of the three years in the period ended December 31, 2009. At December 31, 2009, our accumulated deficit was $1,036.5 million. However, during the years ended December 31, 2009, 2008 and 2007, we generated net cash flows from operating activities of $37.5 million, $38.0 million and $27.5 million, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America, or GAAP. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated significant inter-company transactions in consolidation.

Estimates and Assumptions

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, auction rate securities, goodwill and intangible assets, accruals, stock-based compensation, income taxes, restructuring charges, leases, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Investments in Marketable Securities and Other Related Assets

We determine the appropriate classification of all marketable securities at the time of purchase and reevaluate such classification as of each reporting period. Trading securities are carried at fair value with all changes in fair value reported in “Non-operating expense (income)” in our consolidated statements of operations. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in “Accumulated items of other comprehensive income,” a component of stockholders’ equity in our consolidated balance sheets. We also review available-for-sale securities each reporting period for declines in value that we consider to be other-than-temporary and, if appropriate, write down the securities to their estimated fair value. Any declines in value judged to be other-than-temporary on available-for-sale securities are included in “Non-operating expense (income)” in our consolidated statements of operations. The cost of securities sold is based on the specific identification method. As of December 31, 2009, our investments in marketable securities and other related assets were comprised of auction rate securities and corresponding rights recorded at fair value equal to $7.0 million and classified as trading securities. We classify the auction rate securities and corresponding rights as current in our consolidated balance sheets because we intend to liquidate our holdings in the auction rate securities at par value within the next 12 months through redemption by the issuers, sales to third parties or exercise of our corresponding rights in the auction rate securities. At December 31, 2008, the fair value of our short-term investments in marketable securities was $7.2 million, comprised of corporate debt securities and U.S. Treasury bills, all designated as available for sale. The fair value of our non-current investments in marketable securities and other related assets were comprised of auction rate securities and corresponding rights recorded at fair value equal to $6.4 million, all designated as trading. See note 5 for further discussion of our investments in marketable securities and other related assets.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2009, Internap Japan Co. Ltd., or Internap Japan, a  joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, or NTT Holdings, qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a component of non-current investments and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations.

We incurred a charge during the year ended December 31, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail Corporation, or Aventail. See note 5 for further discussion of this investment and the recorded loss.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted the provisions of new accounting guidance which defined fair value and provided direction for using fair value to measure assets and liabilities. In accordance with the accounting guidance, we adopted the new provisions with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and all nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in the first step of a goodwill impairment test. Our adoption for measuring nonfinancial assets and liabilities beginning in 2009 did not have a material impact on our consolidated financial statements. The new guidance is applicable whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, we continue to value the carrying amounts of certain of our financial instruments, including cash equivalents and marketable securities, at fair value on a recurring basis.

The new guidance also introduced new disclosures about how we value certain assets. Much of the disclosure focuses on the inputs used to measure fair value, particularly in instances in which the measurement uses significant unobservable inputs. The fair value estimates presented in this report reflect the information available to us as of December 31, 2009. We adopted the optional provisions of an accounting standard to record certain financial assets and financial liabilities at fair value. The accounting standard permitted us to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that we are not currently required to measure at fair value. We applied the optional provisions of this accounting standard to rights, or the ARS Rights, from one of our investment providers to sell at par value our auction rate securities originally purchased from the investment provider at anytime during a two-year period beginning June 30, 2010. Recording the ARS Rights at fair value enabled us to match changes in the fair value of the ARS Rights to changes in the fair value of the associated auction rate securities. See note 5 for further discussion of the ARS Rights and note 6 for further discussion of the fair value of our financial instruments.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. Due to the nature of our credit facility and variable interest rate, the fair value of our debt approximates the carrying value.

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. We currently invest the majority of our cash and cash equivalents in money market funds. We also have invested, in accordance with our formal investment policy, in high credit quality corporate debt securities, U.S. Treasury bills and commercial paper. Our investments in marketable securities and other related assets also include auction rate securities whose underlying assets are state-issued student and educational loans which are substantially backed by the federal government. Although auction rate securities are not eligible investments under our current investment policy, we intend to exercise the ARS Rights within the next 12 months if they are not redeemed by the issuers or sold to third parties. Accordingly, we now classify the auction rate securities and ARS Rights as current assets. As of December 31, 2009, our investments in auction rate securities having a par value of $7.0 million had a carrying value of $6.5 million and as of December 31, 2008, the investments had par and carrying values of $7.2 million and $6.4 million, respectively. During 2009, $0.2 million of the securities were called by the issuer at par value.  We recorded the ARS Rights at fair value of $0.5 million and $0.6 million as of December 31, 2009 and 2008, respectively. We further discuss auction rate securities and ARS Rights in note 5.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

We carry inventory at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the assembly of our Flow Control Platform, or FCP, products.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives used for network equipment are generally three years; furniture, equipment and software are three to seven years; and leasehold improvements are seven years or over the lease term, depending on the nature of the improvement, but in no event beyond the expected lease term and none over 20 years. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

Leases and Leasehold Improvements

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the assets over seven years or over the lease term, depending on the nature of the improvement, but in no event beyond the expected lease term and none over 20 years. The duration of lease obligations and commitments ranges from two years for office equipment to 25 years for facilities. For leases determined to be operating leases, we record lease expense on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when we control the leased property, which is typically before lease payments begin under the terms of the lease. The difference between the expense recorded in our consolidated statements of operations and the amount paid is recorded as deferred rent and is included in our consolidated balance sheets.

Costs of Computer Software Development

We capitalize certain direct costs incurred developing internal use software. We capitalized $0.9 million, $1.4 million and $1.6 million in internal software development costs during the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2007, we impaired $1.1 million of software development costs capitalized prior to December 31, 2006 related to the implementation of a billing and order entry system initiated during 2004. Subsequent to our acquisition of VitalStream, we determined that we would utilize our legacy billing system and abandon the former project because (a) the developer of our financial software purchased the developer of our legacy billing system, and (b) the legacy billing system would be more flexible in integrating the VitalStream business. Amortization expense on internally developed software commences when the software project is ready for its intended use.

As of December 31, 2009 and 2008, the balance of unamortized software costs was $4.0 million and $3.8 million, respectively, and during the years ended December 31, 2009 and 2008, amortization expense was $0.7 million and $0.4 million, respectively.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment. We consider the carrying value of a long-lived asset impaired when the undiscounted cash flows from such asset are separately identifiable and we estimate them to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. We would determine losses on long-lived assets to be disposed of in a similar manner, except that we would reduce fair values by the cost of disposal. We charge losses due to impairment of long-lived assets to operations during the period in which we identify the impairment.

Goodwill and Other Intangible Assets

Goodwill is not amortized. Instead, we assess goodwill for impairment at a reporting unit level on an annual basis. As discussed in note 4, we changed how we view and manage our business beginning June 1, 2009. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. Our decision to consolidate segments as of June 1, 2009 required us to assess goodwill for impairment as of that date, which was earlier than the date of our annual assessment (August 1). Our newly-combined IP services operating segment continues to be comprised of two reporting units: services and products. Similarly, our data center services operating segment continues to be a single reporting unit; however, it does not have any recorded goodwill.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of this assessment, we recorded an aggregate impairment charge of $55.6 million for goodwill and other intangible assets during the year ended December 31, 2009. This charge included $48.0 million for goodwill related to our former CDN services segment, $3.5 million to adjust goodwill in our IP services segment related to our FCP products and $4.1 million for acquired CDN advertising technology. The impairments in 2009 are in addition to impairments of $99.7 million for goodwill and $2.7 million for other intangible assets in 2008 related to our former CDN services segment. We present the  impairment charges for goodwill and trade names in “Impairments and restructuring” while we present the impairment charges for acquired CDN advertising technologies in “Direct costs of amortization of acquired technologies” in our consolidated statements of operations.

Our assessment of goodwill for impairment includes comparing the fair value of our reporting units to the carrying value. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

We base the impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization, or EBITDA, for expected cash flows; market comparables and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates.

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify an impairment as a result of our annual August 1, 2009 impairment test. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We have considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2009.

Other intangible assets, including developed technologies and patents, have finite lives and we have recorded these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to eight years for developed technologies and 15 years for patents. We assess other intangible assets for impairment in conjunction with our assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our assessment for other intangible assets is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life, or both.

In addition to impairment of other intangible assets during the years ended December 31, 2009 and 2008, we also made changes in estimates that resulted in acceleration of amortization expense related to certain acquired CDN intangible assets. These acquired CDN intangible assets either have a remaining estimated economic useful life of less than one year at December 31, 2009 or were fully amortized during 2009. Additional information is included in note 8. Similar to goodwill as noted above, adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges or acceleration of amortization in the future. We believe that our remaining intangible assets are not impaired.

None of the impairment charges or changes in estimated remaining asset lives had any impact on our cash balances or covenants in our credit agreement.

Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Taxes

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure the tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value. We may realize deferred tax assets in future periods if and when we estimate them to be realizable, such as establishing our expected continuing profitability or that of certain of our foreign subsidiaries.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2009 and 2008, we did not recognize any associated liabilities. We have recorded nominal interest and penalties arising from the underpayment of income taxes in “General and administrative” expenses in our consolidated statements of operations. As of December 31, 2009 and 2008, we had no accrued interest or penalties related to uncertain tax positions, given our substantial U.K. net operating loss carryforwards.

We account for telecommunication, sales and other similar taxes on a net basis in “General and administrative expense” in our consolidated statements of operations.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the calculated fair value of the award. We recognize the expense over the employee’s requisite service period, generally the vesting period of the award. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). We apply the “with and without” approach for utilization of tax attributes upon realization of net operating losses in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized. In addition, we apply the “direct only” method of calculating the amount of windfalls or shortfalls.

Treasury Stock

As permitted by our stock-based compensation plans, from time-to-time we acquire shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation. In 2009, we reissued a portion of the shares of treasury stock acquired in 2008 and 2009 as part of our stock-based compensation plans. We also expect to reissue the remaining shares as part of our stock-based compensation plans. When we reissue the shares, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital. We did not acquire shares of treasury stock during 2007.

Revenue Recognition

We generate revenues primarily from the sale of IP services and data center services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. These contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit.

We recognize IP services revenues on a fixed- or usage-based pricing. Data center revenues include both physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security. We determine data center revenues by occupied square feet and both allocated and variable-based usage. We recognize the monthly minimum as revenue each month provided that we have entered into an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated life of the customer arrangement.

We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Because the software component of our FCP product is more than incidental to the product as a whole, we recognize associated FCP revenue in accordance with generally accepted accounting principles for software. FCP product and other hardware sales were $0.9 million, $2.4 million and $2.6 million and FCP-related services and subscription revenues were $0.9 million, $1.0 million and $0.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

We also enter into multiple-element arrangements or bundled services, such as combining IP services with data center services. When we enter into such arrangements, we account for each element separately over its respective service period provided that we have objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

Deferred revenue consists of revenues for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately three years for each of the last three years. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs. We amortize deferred post-contract customer support associated with sales of our FCP product ratably over the contract period, which is generally one year.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We record an amount for service level agreements and other sales adjustments, which reduces net revenues and accounts receivable. We identify adjustments for service level agreements within the billing period and reduce revenues accordingly. We base the amount for sales adjustments upon specific customer information, including customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers deteriorates, or if we become aware of new information impacting a customer’s credit risk, we may make additional adjustments.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. The allowance for doubtful accounts is based upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk.

Research and Development Costs

Research and development costs, which we include in general and administrative cost and expense as incurred, primarily consist of compensation related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies. Research and development costs were $3.8 million, $5.0 million and $3.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Product development costs, which we also include in general and administrative cost and expense as incurred, are primarily related to network engineering costs associated with changes to the functionality of our proprietary services and network architecture. We also expense as incurred those costs that do not qualify for capitalization as software development costs.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2009, 2008 and 2007 were $1.3 million, $1.3 million and $1.2 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

On January 1, 2009, we adopted a recently-issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities for calculating earnings per share. This new accounting standard causes all unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be participating securities. The new accounting standard further requires participating securities to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings (after any dividends) are allocated to common stock and participating securities to the extent that each security may share in earnings. While our unvested restricted stock participate in any dividends equally with common stock, no losses are attributed to the awards. Upon adoption, we adjusted all prior-period earnings per share data presented retrospectively. The adoption of this new accounting standard did not have any impact on our basic or diluted net loss per share for any year in the three year period ended December 31, 2009.

Basic and diluted net loss per share during the years ended December 31, 2009, 2008 and 2007 is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net loss and net loss available to common stockholders	$(69,725)	$(104,813)	$(5,555)
Weighted average shares outstanding, basic and diluted	49,577	49,238	46,942
Net loss per share, basic and diluted	$(1.41)	$(2.13)	$(0.12)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,356	3,651	3,894

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

We use the management approach for determining which, if any, of our services and products, locations, customers or management tructures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As described in note 4, we operate in two business segments: IP services and data center services. These segments reflect a change from our historical segments, which also included CDN services as a separate segment. We have reclassified financial information for prior periods to conform to the current period presentation.

Reclassifications

In addition to reclassifications for changes in our segments, discussed in note 4, we also have reclassified other prior period amounts to conform to the current period presentation.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements That We Have Adopted

In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance codifying GAAP. While the guidance was not intended to change GAAP, it did change the way we reference these accounting principles in the notes to our consolidated financial statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. Our adoption of this authoritative guidance as of September 30, 2009 changed how we reference GAAP in our disclosures.

On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree, as well as the goodwill acquired and determination of the useful life of intangible assets. The new guidance also amends provisions related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. In addition, the new guidance amends the factors that an acquirer should consider in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Significant changes from previous guidance resulting from this new guidance include expanded definitions of “business” and “business combination,” expanded disclosure regarding the determination of intangible asset useful lives and the elimination of the distinction between contractual and non-contractual contingencies, including initial recognition and measurement. For all business combinations (whether partial, full or step acquisitions): (a) the acquirer must record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (b) the acquirer must recognize contingent consideration at its fair value on the acquisition date; (c) for certain arrangements, the acquirer must recognize changes in fair value in earnings until settlement; and (d) the acquirer must expense acquisition-related transaction and restructuring charges rather than treat them as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. Our adoption of this accounting guidance did not have a material impact on our consolidated financial statements, although it could have a material impact on any business combinations we enter into in future periods.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB for the determination of whether instruments granted in share-based payment transactions are participating securities. As discussed above in “—Net Loss Per Share,” our adoption of this accounting guidance did not have an impact on net loss per share for any periods presented.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. Our adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance as issued by the FASB which previously delayed the effective date by one year for nonfinancial assets and liabilities that we recognize or disclose at fair value in the financial statements on a non-recurring basis. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units in the first step of a goodwill impairment test. Our adoption of this accounting guidance did not have a material impact on our consolidated financial statements. See note 8 for additional information.

On July 1, 2009, we adopted three related sets of accounting guidance as issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. Our adoption of the three sets of accounting guidance did not have a material impact on our consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements That We Have Not Yet Adopted

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. This  accounting guidance is effective for us beginning in the first quarter of 2010. We have concluded that our joint venture in Internap Japan Co., Ltd. is an equity-method investment under the voting-interest model, not a VIE and, accordingly, this new accounting guidance will not impact our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements, but do not expect adoption will materially impact our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is “essential to the functionality.” Software-enabled products will not be subject to other revenue recognition guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009, noted above. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the impact of the change to those previously reported periods. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements, but do not expect adoption will materially impact our consolidated financial statements.

In addition to the accounting pronouncements described above, we have adopted and considered other recent accounting pronouncements that either did not have a material impact on our consolidated financial statements or are not relevant to our business. We do not expect other recently issued accounting pronouncements that are not yet effective will have a material impact on our consolidated financial statements.

3.           BUSINESS COMBINATION

On February 20, 2007, we completed the acquisition of VitalStream Holdings, Inc., or VitalStream, for $214.0 million, whereby VitalStream became our wholly-owned subsidiary. The acquisition enabled us to provide services and products for storing and delivering digital media to large audiences over the Internet and provide complementary service offerings in the content delivery market. We accounted for the transaction using the purchase method of accounting. Our results of operations include the activities of VitalStream from February 21, 2007.

Purchase Price

We recorded assets acquired and liabilities assumed at their fair values as of February 20, 2007. The total $214.0 million purchase price is comprised of the following (in thousands):

Value of Internap stock issued	$197,272
Fair value of stock options assumed	11,021
Direct transaction costs	5,729
$214,022

As a result of the acquisition, we issued 12.2 million shares of our common stock based on an exchange ratio of 0.5132 shares of our common stock for each outstanding share of VitalStream common stock as of February 20, 2007. This fixed exchange ratio gave effect to the one-for-10 reverse stock split we implemented on July 11, 2006 and the one-for-four reverse stock split VitalStream implemented on April 4, 2006. The average market price per share of our common stock of $16.16 was based on an average of the closing prices for a range of trading days from October 10, 2006 through October 16, 2006, which range spanned the announcement date of the transaction on October 12, 2006.

Under the terms of the merger agreement, each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase our common stock and we assumed those stock options in accordance with the terms of the applicable VitalStream stock-based compensation plan and terms of the stock option agreement. Based on VitalStream’s stock options outstanding at February 20, 2007, we converted options to purchase 3.0 million shares of VitalStream common stock into options to purchase 1.5 million shares of our common stock.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In-Process Research and Development

As of the closing date, one project was in development that had not reached technological feasibility and therefore qualified as in-process research and development. We charged the amount allocated to in-process research and development of $0.5 million to the consolidated statements of operations as of the date of acquisition.

Pro Forma Results (Unaudited)

The following unaudited pro forma consolidated financial information reflects the results of our operations for the year ended December 31, 2007, as if the acquisition of VitalStream had occurred at the beginning of the period. Prior to the acquisition, VitalStream was a customer of ours, and during the year ended December 31, 2007, we recognized revenues of $0.4 million from VitalStream which we exclude from pro forma revenues below. The related receivables were settled in the normal course of business. The pro forma results presented below are not necessarily indicative of what our operating results would have been had the acquisition actually taken place at the beginning of the period (in thousands, except per share amounts):

Year Ended December 31, 2007
Pro forma revenues	$236,418
Pro forma net loss	(14,269)
Pro forma net loss per share, basic and diluted	(0.25)

4.	OPERATING SEGMENTS

We operate in two business segments: IP services and data center services. IP services represent our IP transit activities and include our high performance Internet connectivity, CDN services and FCP products. Data center services primarily include physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security.

During the year ended December 31, 2009, we changed how we view and manage our business. We now operate our IP services and the majority of our CDN services on a combined basis while we operate the managed hosting portion of our CDN services as part of our data center services. The change from our historical segments reflects our view of the business and aligns our segments with our operational and organizational structure. We have integrated the primary components of our CDN services with our IP services in the IP services segment. This includes integration of our CDN POPs into our P-NAPs, along with combining engineering and operations teams and internal financial reporting.  In addition, a single manager reports directly to our chief executive officer for the integrated IP services. Historically, CDN services also included managed hosting, or maintaining network equipment on behalf of customers. Since these CDN services are a hosting activity, they are more similar to our data center services and therefore we have included these services in our data center services segment. We have reclassified financial information during the years ended December 31, 2008 and 2007 to conform to the current period presentation.

The following tables show operating results for our reportable segments, along with reconciliations from segment gross profit to loss before income taxes and equity in earnings of equity-method investment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues:
IP services	$125,548	$139,737	$139,072
Data center services	130,711	114,252	84,590
Other	—	—	10,428
Total revenues:	256,259	253,989	234,090

Direct costs of network, sales and services, exclusive of depreciation and amortization:
IP services	48,055	51,885	50,518
Data center services	94,961	83,992	59,440
Other	—	—	8,436
Total direct costs of network, sales and services, exclusive of depreciation and amortization	143,016	135,877	118,394

Segment profit:
IP services	77,493	87,852	88,554
Data center services	35,750	30,260	25,150
Other	—	—	1,992
Total segment profit	113,243	118,112	115,696

Impairments and restructuring	54,698	101,441	11,349
Other operating expenses, including direct costs of customer support, depreciation and amortization	127,467	121,838	114,058
Loss from operations	(68,922)	(105,167)	(9,711)
Non-operating expense (income)	461	(245)	(937)
Loss before income taxes and equity in (earnings) of equity-method investment	$(69,383)	(104,922)	$(8,774)

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed in note 8, we recorded the following impairment charges by segment during the years ended December 31, 2009 and 2008 (in thousands):

	IP Services	Data Center Services	Total

Year Ended December 31, 2009:
Goodwill	$37,848	$13,665	$51,513
Other intangible assets	4,134	—	4,134
	$41,982	$13,665	$55,647

Year Ended December 31, 2008:
Goodwill	$74,775	$24,925	$99,700
Other intangible assets	2,440	196	2,636
	$77,215	$25,121	$102,336

We present goodwill by segment in note 8. We present total assets by segment as of December 31, 2009 and 2008 in the following table (in thousands):

	December 31,
	2009	2008
Total assets:
IP services	$191,743	$233,268
Data center services	75,759	96,815
	$267,502	$330,083

Through December 31, 2009, neither revenues generated nor long-lived assets located outside the United States were significant (all less than 10%).

5.	INVESTMENTS

Investments in Marketable Securities and Other Related Assets

We invest excess funds are invested pursuant to a formal investment policy. At December 31, 2009, investments in marketable securities and other related assets were comprised of $7.0 million of auction rate securities and the ARS Rights, described below, all designated as trading securities. We invested other excess funds in money market funds classified with cash and cash equivalents at December 31, 2009. In addition to money market funds, auction rate securities and the ARS Rights, investments in marketable securities and other related assets at December 31, 2008 also included high credit quality corporate debt securities and U.S. Treasury bills having original maturities greater than 90 days but less than one year. At December 31, 2008, we designated all of the investments as available for sale, except for auction rate securities and the ARS Rights, which we designated as trading securities.

Auction Rate Securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that are substantially backed by the federal government and carried AAA/Aaa or A3 ratings as of December 31, 2009 and AAA/Aaa as of December 31, 2008. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term investments because of the liquidity provided through the interest rate resets.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments have not been actively trading since early 2008 when auctions failed to attract sufficient buyers. During 2008, we reclassified our auction rate securities from current to non-current investments as presented in our consolidated balance sheet as of December 31, 2008. This change in classification was initially due to the uncertainty as to when the auction rate securities markets would improve. In November 2008, as further described below, we accepted an offer for the ARS Rights on our auction rate securities. In conjunction with our acceptance of the ARS Rights, we changed the designation of our auction rate securities from available for sale to trading securities.

We intend to exercise the ARS Rights within the next 12 months if they are not redeemed by the issuers or sold to third parties. Accordingly, we have reclassified both the underlying securities and the ARS Rights from non-current assets to current assets as of December 31, 2009. During the years ended December 31, 2009 and 2008, we recorded unrealized gains (losses) on the auction rate securities of $0.3 million and $(0.8) million, respectively, included in “Non-operating (income) expense” in the consolidated statements of operations. The unrealized loss of $0.8 million during the year ended December 31, 2008 represented the immediate recognition in earnings of the other-than-temporary impairment on our auction rate securities in connection with our acceptance of the ARS Rights and transferring our auction rate securities from available for sale to trading securities. We previously recorded the other-than-temporary impairment on our auction rate securities in “Accumulated items of other comprehensive income” in our consolidated balance sheets. The fair values of our auction rate securities were $6.5 million and $6.4 million, recorded in “Short-term investments in marketable securities and other related assets” and “Investments and other related assets” in the consolidated balance sheets as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, $0.2 million of our auction rate securities were called by the issuer at par value. New or additional auction rate securities are not eligible investments under our current investment policy.

ARS Rights. In November 2008, we accepted an offer from one of our investment providers providing us with the ARS Rights, which gave us the right to sell at par value auction rate securities originally purchased from the investment provider at any time during a two-year period beginning June 30, 2010. By accepting the offer, we are able to sell our auction rate securities back to our investment provider at par value, which is defined as the price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, during the period of June 30, 2010 to July 2, 2012. In consideration for the ARS Rights, we granted the investment provider the right to sell or otherwise dispose of, and/or enter orders in the auction process for, our auction rate securities until July 2, 2012 without prior notification, so long as we receive payment of par value upon any sale or disposition.

The ARS Rights represent a firm agreement, that is, an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the auction rate securities. The ARS Rights cannot be net settled, so it does not meet the definition of a derivative instrument. Therefore, we have elected to measure the ARS Rights at fair value in accordance with applicable accounting standards that permit an entity to elect the fair value option for selected recognized financial assets. Measuring the ARS Rights at fair values enables us to match the changes in the fair value of the auction rate securities. As a result, changes in fair value are and will continue to be included in earnings in future periods. During the years ended December 31, 2009 and 2008, we recorded unrealized (losses) gains of $(0.1) million and $0.6 million, respectively, on the ARS Rights. The unrealized (losses) gains are included in “Non-operating (income) expense” in the consolidated statements of operations and we include the fair values of $0.5 million and $0.6 million in “Short-term investments in marketable securities and other related assets” and “Investments and other related assets” in the consolidated balance sheets at December 2009 and 2008, respectively.

Other Investments in Marketable Securities. Summaries of our other investments in short-term available for sale securities as of December 31, 2008 are as follows (in thousands):

	Cost Basis	Unrealized Gain (Loss)	Carrying Value
Corporate debt securities	$5,706	$(7)	$5,699
U.S. Treasury bills	1,500	—	1,500
	$7,206	$(7)	$7,199

During the year ended December 31, 2009, we had investment proceeds of $7.4 million, representing $7.2 million from the maturity of available for sale securities at par value and $0.2 million from issuer calls of auction rate securities at par value. Accordingly, we did not recognize any realized gains or losses on the disposals of these securities. Proceeds from the maturity of short-term available-for-sale securities, primarily commercial paper, were $3.2 million during the year ended December 31, 2008 and the related gross realized gains and losses were less than $0.1 million. As noted above, our investments in marketable securities and other related assets at December 31, 2009 were comprised of auction rate securities and ARS Rights, designated as trading securities.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in Internap Japan

We invested $4.1 million for a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. We are unable to assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated (due to certain minority interest protections afforded to our joint venture partners). We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting.

We include our investment activity in the joint venture in the IP services operating segment, which is summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008
Investment balance, January 1	$1,623	$1,138
Proportional share of net income	15	283
Unrealized foreign currency translation gain, net	166	202
Balance, December 31, 2009	$1,804	$1,623

Investment in Aventail

We account for investments without readily determinable fair values at cost. We include realized gains and losses and declines in value of securities judged to be other-than-temporary in other expense. We incurred a charge during the year ended December 31, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail. We made an initial cash investment of $6.0 million in Aventail series D preferred stock pursuant to an investment agreement in February 2000. In connection with a subsequent round of financing by Aventail, we recognized an initial loss on our investment of $4.8 million in 2001. On June 12, 2007, SonicWall, Inc. announced that it entered into an agreement to acquire Aventail for $25.0 million in cash. The transaction closed on July 11, 2007, with all shares of series D preferred stock being cancelled and the holders of series D preferred stock not receiving any consideration for such shares.

6.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the provisions of new accounting guidance which defined fair value and provided director for using fair value to measure assets and liabilities. In accordance with the accounting guidance, we adopted the new provisions with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and all nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in the first step of a goodwill impairment test. Our adoption for measuring nonfinancial assets and liabilities beginning in 2009 did not have a material impact on our consolidated financial statements.

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

We also adopted optional provisions of an accounting standard to record certain financial assets and financial liabilities at fair value. The accounting standard permitted us to choose to measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that we are not currently required to measure at fair value. We applied the optional provisions of this accounting standard to the ARS Rights as discussed in note 5.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the fair value hierarchy for our financial assets (cash equivalents, investments in marketable securities and other related assets) measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Available for sale securities:
Money market funds(1)	$26,019	$—	$—	$26,019
Trading securities:
Auction rate securities(2)	—	—	6,503	6,503
ARS Rights(2)	—	—	497	497
	$26,019	$—	$7,000	$33,019

December 31, 2008:
Available for sale securities:
Money market funds and other(1)	$21,877	$—	$—	$21,877
Corporate debt securities(2)	—	5,699	—	5,699
U.S. Treasury bills(2)	—	1,500	—	1,500
Trading securities:
Auction rate securities(3)	—	—	6,378	6,378
ARS Rights(3)	—	—	649	649
	$21,877	$7,199	$7,027	$36,103

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2009 and 2008 in addition to $47.9 million and $25.0 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)	Included in “Short-term investments in marketable securities and other related assets” in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

(3)	Included in “Investments and other related assets” in the consolidated balance sheets as of December 31, 2008 in addition to $1.6 million of equity-method investment in Internap Japan (note 5).

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments have not been actively trading since early 2008 when auctions failed to attract sufficient buyers, and, as a result, the auction rate securities lost their liquidity. Our auction rate securities do not currently have a readily observable market value and their estimated fair value no longer approximates par value. Given that observable auction rate securities market information was not sufficiently available to determine the fair value of our auction rate securities, we estimated the fair value of the auction rate securities based on a wide array of market evidence related to each security’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk that we believe market participants would use in pricing the securities in a current transaction. These assumptions could change significantly over time based on market conditions. We then used a trinomial discount model where the future cash flows of the auction rate securities were priced by summing the present value of the future principal and forecasted interest payments. We also considered probabilities of default, auction failure, a successful auction at par value or repurchase at par value and recovery rates in default for each of the securities. We then discounted the weighted average cash flow for each period back to present value at the determined discount rate for each auction rate security.

Similar to the auction rate securities, observable market information was not available to determine the fair value of the ARS Rights. We estimated the fair value of the ARS Rights based on a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price. In this approach, we subtracted the present value of all expected future cash flows from the current fair value of the security, and calculated the resulting value as a future value at an interest rate reflective of counterparty risk.

The following table provides a summary of changes in fair value of our Level 3 financial assets, auction rate securities and ARS Rights, for each of the two years in the period ended December 31, 2009 (in thousands):

	Auction Rate Securities	ARS Rights
Balance, December 31, 2007	$7,150	$—
Total losses (realized and unrealized) included in earnings	(772)	—
Issuance of ARS Rights	—	649
Balance, December 31, 2008	6,378	649
Total gains (losses) (realized and unrealized) included in earnings	275	(152)
Settlements	(150)	—
Balance, December 31, 2009	$6,503	$497

The total amount of gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2009 and 2008 were $0.1 million and $0.8 million, respectively.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our nonfinancial assets measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Goodwill	$—	$—	$39,464	$39,464
Other intangible assets	—	—	20,782	20,782
	$—	$—	$60,246	$60,246

December 31, 2008:
Goodwill	$—	$—	$90,977	$90,977
Other intangible assets	—	—	33,942	33,942
	$—	$—	$124,919	$124,919

We further discuss goodwill and other intangibles assets, along with the associated impairments, in note 8.

Market risk associated with our variable rate revolving credit facility and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. The following table presents information about our revolving credit facility and other liabilities at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$20,000	$20,000	$20,000	$20,000
Other liabilities	761	789	878	897
	$20,761	$20,789	$20,878	$20,897

We estimate the fair values of our revolving credit facility and other liabilities based on current market rates of interest.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Network equipment	$101,705	$96,958
Network equipment under capital lease	1,581	1,596
Furniture, equipment and software	31,637	33,853
Leasehold improvements	156,252	147,835
Buildings under capital lease	3,003	3,003
Property and equipment, gross	294,178	283,245
Less: Accumulated depreciation and amortization ($1,914 and $1,721 related to capital leases at December 31, 2009 and 2008, respectively)	(203,027)	(185,895)
	$91,151	$97,350

We retired $6.4 million of assets with accumulated depreciation of $6.3 million during the year ended December 31, 2009, $2.0 million of assets with accumulated depreciation of $1.9 million during the year ended December 31, 2008 and $2.7 million of fully depreciated assets during the year ended December 31, 2007. The amount of interest we capitalized was immaterial for each of the three years in the period ended December 31, 2009.

We summarize depreciation and amortization of property and equipment associated with direct costs of network, sales and services and other depreciation expense as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Direct costs of network, sales and services	$22,134	$20,650	$18,313
Other depreciation and amortization	6,148	3,215	3,929
Subtotal	28,282	23,865	22,242
Amortization of acquired technologies(1)	8,349	6,649	4,165
Total depreciation and amortization	$36,631	$30,514	$26,407

(1)
Amortization of acquired technologies during the years ended December 31, 2009 and 2008 included impairment charges of $4.1 million and $1.9 million, respectively, for acquired CDN advertising technology. See note 8 for further details.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We recorded an aggregate goodwill impairment charge of $51.5 million during the year ended December 31, 2009. This charge included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill in our IP services segment related to our FCP products. The goodwill impairments in 2009 are in addition to a goodwill impairment of $99.7 million in 2008 related to our former CDN services segment. We present the goodwill impairment charges in “Impairments and restructuring” in the consolidated statements of operations. We reclassified the original goodwill in the former CDN services segment and the 2008 impairment charge from the former CDN services segment to IP services and data center services based on the respective estimated relative fair value of those segments.

The goodwill impairment in our former CDN services segment was primarily due to declines in CDN services revenues and operating results compared to our expectations and declining multiples of our own and comparable companies. The CDN services goodwill arose from our acquisition of VitalStream in February 2007. We initially recorded goodwill of $154.7 million in the acquisition, which represented 72% of the $214.0 million purchase price. These declines in CDN services revenues and operating results were primarily attributable to continued pricing pressures, which were partially offset by increased traffic. This was combined with higher costs of sales related to traffic mix, as well as a weakened economy and steadily increasing levels of customer churn. Given the declines in CDN services revenues and operating results, in 2009 we renewed our emphasis on and dedicated our internal resources within our IP services to strengthen our services offering and leverage our entire IP backbone and cost structure. Similarly, the goodwill impairment related to our FCP products in our IP services segment was due to declines in our FCP products revenues and operating results. The declines in FCP products revenues were primarily attributable to lower sales associated with a reduced marketing effort as we reevaluated our equipment sales strategy for FCP products. The impairment charges did not impact our current cash balance or result in violation of any covenants in our credit agreement.

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2009 are as follows (in thousands):

	IP Services	Data Center Services	Total
Balance, December 31, 2007:
Goodwill	$152,087	$38,590	$190,677

Impairment	(74,775)	(24,925)	(99,700)

Balance, December 31, 2008:
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(74,775)	(24,925)	(99,700)
Subtotal	77,312	13,665	90,977

Impairment	(37,848)	(13,665)	(51,513)

Balance, December 31, 2009:
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(112,623)	(38,590)	(151,213)
	$39,464	$—	$39,464

We base impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization, or EBITDA, for expected cash flows; market comparables and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in an additional non-cash impairment charge in the future. Following is a description of the valuation methodologies we used to derive the fair value the former CDN services and the FCP products reporting units as of our assessment date of June 1, 2009:

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●
Income Approach: To determine fair value, we discounted the expected cash flows of the CDN services and the FCP products reporting units. We calculated expected cash flows using a compounded annual revenue growth rate of approximately 20% for CDN services and 3% for FCP products, forecasting existing cost structures and considering capital reinvestment requirements. We used a discount rate of 16% for CDN services and 18% for FCP products, representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor could expect to earn. To estimate cash flows beyond the final year of our models, we used terminal values and incorporated the present values of the resulting terminal values into our estimates of fair value.

●
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our CDN services segment and FCP products reporting unit using several market-based approaches, including the enterprise value that we derive based on our stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects, to select reasonably similar/guideline publicly traded companies. Using the guideline company method, we selected revenue multiples below the median for our comparable companies.

We used similar valuation methodologies to derive the fair value of our other reporting units. The portion of goodwill from the former CDN services reporting unit allocated to data center services was immediately impaired so that data center services continues to not have any recorded goodwill. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in an additional non-cash impairment charge in the future.

We perform our annual goodwill impairment test as of August 1 each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify an impairment as a result of our annual August 1, 2009 impairment test. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We have considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2009.

The goodwill impairment during the year ended December 31, 2008 also caused us to reverse a deferred tax liability and create an income tax benefit of $0.6 million associated with the former CDN services goodwill. The goodwill impairment during the year ended December 31, 2009 similarly resulted in a deferred tax asset of $0.5 million associated with the former CDN services goodwill that we fully offset by a valuation allowance.

Other Intangible Assets

In conjunction with the change in our business segments and the associated review of our long-term financial outlook during the year-ended December 31, 2009, we also performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in:

●	an impairment charge of $4.1 million in acquired CDN advertising technology due to a strategic change in market focus,

●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated remaining useful life (from 38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers,

●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN trade names over a shorter estimated remaining useful life (from 32 months remaining as of June 1, 2009 to 17 months) to reflect the decreased value of our acquired CDN trade names to our business, and

●
a change in estimates that resulted in acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated remaining useful life (from nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

Similarly, the review of our long-term financial outlook during the year-ended December 31, 2008 resulted in:

●	an impairment charge of $1.9 million in acquired CDN advertising technology,

●	an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name, and

●
a change in our estimates that resulted in an acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated useful life (from nine years remaining as of August 1, 2008 to four years) due to customer churn resulting in higher than expected attrition as of the acquisition date.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impairment charges and changes in estimated remaining useful lives of CDN intangible assets did not impact our cash balances or result in violation of any covenants in our credit agreement. We continue to believe that our remaining intangible assets are not impaired.

We included the impairment charges for acquired CDN advertising technology of $4.1 million and $1.9 million during the years ended December 31, 2009 and 2008, respectively, in “Direct costs of amortization of acquired technologies” in the consolidated statements of operations. We include the impairment charge for the VitalStream trade name of $0.8 million during the year ended December 31, 2008 in “Impairments and restructuring” in the consolidated statements of operations. The change in estimates of remaining useful lives for the intangible assets as of June 1, 2009 noted above resulted in an increase to our net loss of $2.8 million, or $0.06  per basic and diluted share, during the year ended December 31, 2009. The change in estimate for our customer relationship intangible asset as of August 1, 2008 noted above resulted in an increase to our net loss of $0.4 million, or less than $0.01 per basic and diluted share, during the year ended December 31, 2008.

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology based	$35,927	$(17,532)	$40,061	$(13,317)
Contract based	24,232	(21,845)	24,232	(17,034)
	$60,159	$(39,377)	$64,293	$(30,351)

Amortization expense for intangible assets during the years ended December 31, 2009, 2008 and 2007 was $9.0 million, $6.4 million and $5.3 million, respectively. This amortization expense does not include impairment charges of $4.1 million and $2.7 million during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, remaining amortization expense for the next six years is as follows (in thousands):

2010	$6,083
2011	3,528
2012	3,528
2013	3,528
2014	3,528
2015	587
$20,782

9.	RESTRUCTURING AND OTHER IMPAIRMENTS

During the year ended December 31, 2009, we made adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans, implemented a restructuring plan to reduce our workforce by 45 employees and ceased use of four smaller facilities which were office and partner data center facilities.

The adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans extended the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space. The related analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan, in accordance with accounting standards in effect at the time we initiated the restructuring plans. The new assumptions resulted in an increase to our restructuring accrual of $2.0 million, which we recorded as a restructuring charge and an increase to the related liability. We made similar adjustments during 2008 resulting in a $1.1 million increase in the restructuring liability and additional restructuring expense as of and during the year ended December 31, 2008.

The workforce reduction of 45 employees in March 2009 represented 10% of our total workforce at that time and was primarily in back-office functions as well as the elimination of certain senior management positions. All of the $0.9 million of associated non-recurring severance charges during the year ended December 31, 2009 were cash expenditures. The restructuring charge for the four leased facilities was $0.2 million and all amounts related to these leases were due within 12 months of the date we cased use. Due to the short remaining terms of these leases, we did not expect to earn any sublease income in future periods.

We also recorded a non-cash benefit of $0.1 million during the year ended December 31, 2008 to reduce our restructuring liability for employee terminations. This non-cash adjustment eliminated the remaining liability for employee terminations since we had paid all amounts.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2007, we incurred a restructuring and impairment charge of $10.3 million, which included $1.4 million for the impairment of leasehold improvements and other assets. We took this charge following a review of our business, particularly in light of our acquisition of VitalStream and our plan to finalize the overall integration and implementation of the acquisition. In addition to the $1.4 million impairment of leasehold improvements and other assets, the charge to expense included $7.8 million for leased facilities and $1.1 million of severance payments for the termination of employees. After considering the adjustments for anticipated changes in sublease income described above, we estimated net related expenditures for the 2007 restructuring plan to be $14.0 million, of which we paid $5.9 million through December 31, 2009, and the balance continuing through December 2016, the last date of the longest lease term. We expect to pay these expenditures from operating cash flows. The $1.4 million impairment charge during 2007 consisted of $1.3 million for restructured leases and less than $0.1 million for other assets. We estimated cost savings from the restructuring to be approximately $0.8 million per year through 2016, primarily for rent.

In 2001, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges. We subsequently incurred additional related charges as we continued to evaluate our restructuring reserve.

The following table displays the activity and balances for the restructuring and asset impairment activity during the years ended December 31, 2009 and 2008 (in thousands):

	December 31, 2007 Restructuring Liability	Cash Payments	Non-Cash Plan Adjustments	December 31, 2008 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments(1)	Cash Payments	December 31, 2009 Restructuring Liability

Activity for 2009 restructuring charge:
Employee terminations	$—	$—	$—	$—	$877	$31	$(872)	$36
Real estate obligations	—	—	—	—	239	5	(66)	178
	—	—	—	—	1,116	36	(938)	214

Activity for 2007 restructuring charge:
Real estate obligations	6,312	(1,120)	1,084	6,276	—	1,694	(1,722)	6,248
Employee terminations	406	(260)	(146)	—	—	—	—	—
	6,718	(1,380)	938	6,276	—	1,694	(1,722)	6,248

Activity for 2001 restructuring charge:
Real estate obligations	3,374	(647)	19	2,746	—	309	(575)	2,480

	$10,092	$(2,027)	$957	$9,022	$1,116	$2,039	$(3,235)	$8,942

(1)	Includes $0.1 million of reclassifications of accrued liabilities and deferred rent related to prior restructuring activities.

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Compensation and benefits payable	$5,818	$2,918
Telecommunications, sales, use and other taxes	1,743	1,902
Other	2,631	3,936
	$10,192	$8,756

11.	REVOLVING CREDIT FACILITY

 On September 14, 2007, we entered into a $35.0 million credit agreement, or the Credit Agreement, with Bank of America, N.A., as the administrative agent. We amended the Credit Agreement on May 14, 2008 and September 30, 2008, or the Amendment (we refer to the Credit Agreement along with the Amendment as the Amended Credit Agreement). The Amended Credit Agreement includes a revolving credit facility of $35.0 million with a letter of credit sublimit of $7.0 million and an option to enter into a lease financing agreement not to exceed $10.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other general corporate purposes.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the revolving credit facility as of December 31, 2009 and 2008 follows (dollars in thousands):

	December 31,
	2009	2008
Credit limit	$35,000	$35,000
Outstanding principal balance, due September 14, 2011	20,000	20,000
Letters of credit issued	3,610	4,200
Borrowing capacity	11,390	10,800
Interest rate, based on our bank’s prime rate	3.25%	3.00%

The Amended Credit Agreement includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to a net funded debt to EBITDA ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on capital expenditures of $25.0 million, plus prior-year carryover, or an amount to be mutually agreed upon for 2010 and 2011, customary events of default and certain default provisions that could result in acceleration of all outstanding amounts due under the Amended Credit Agreement).

Our obligations under the Amended Credit Agreement are pledged by substantially all of our assets including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

The fair value of our debt approximates the carrying value due to the nature of our credit facility.

12.	CAPITAL LEASES

We record capital lease obligations and the leased property and equipment at the time of acquisition at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of December 31, 2009, our capital leases had expiration dates ranging from 2010 to 2023.

Historically, our capital leases related to equipment; however, in May 2008 we entered into a capital lease agreement for one of our data center locations that expires in 2023.

Future minimum capital lease payments together with the present value of the minimum lease payments as of December 31, 2009, are as follows (in thousands):

2010	$562
2011	566
2012	569
2013	581
2014	599
Thereafter	5,740
Remaining capital lease payments	8,617
Less: amounts representing imputed interest	(5,375)
Present value of minimum lease payments	3,242
Less: current portion	(25)
$3,217

13.	INCOME TAXES

The current and deferred income tax provision (benefit) during the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$153	$254	$15
State	356	181	—
Foreign (including change in unrecognized tax benefits)	—	(668)	921
	509	(233)	936
Deferred:
Federal	—	(398)	356
State	4	(16)	42
Foreign	(156)	821	(4,414)
	(152)	407	(4,016)
Net income tax provision (benefit)	$357	$174	$(3,080)

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure the tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision (benefit) is as follows:

	Year Ending December 31,
	2009	2008	2007
Federal income tax (benefit) at statutory rates	(34)%	(34)%	(34)%
Goodwill impairment	24	29	—
Foreign and state income tax (benefit)	—	—	(4)
Stock-based compensation	1	1	6
Tax reserves	—	—	11
Change in valuation allowance	8	4	(14)
Effective tax rate	(1)%	—%	(35)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2009	2008
Current deferred income tax assets:
Provision for doubtful accounts	$2,192	$1,378
Accrued compensation	84	205
Other accrued expenses	304	213
Deferred revenue	1,347	1,298
Restructuring liability	1,071	973
Other	66	63
Current deferred income tax assets	5,064	4,130
Less: valuation allowance	(5,064)	(4,129)
Net current deferred income tax assets	—	1

Non-current deferred income tax assets:
Property and equipment	27,577	23,719
Goodwill	5,724	3,897
Intangible assets	4,508	2,574
Deferred revenue, less current portion	933	767
Restructuring liability, less current portion	2,327	2,455
Deferred rent	6,513	5,689
Stock-based compensation	1,647	3,378
U.S. net operating loss carryforwards	68,221	71,616
Foreign net operating loss carryforwards, less current portion	5,514	5,481
Capital loss carryforwards	2,271	2,271
Tax credit carryforwards	712	690
Other	877	539
Non-current deferred income tax assets	126,824	123,076
Less: valuation allowance	(123,914)	(120,626)
Non-current deferred income tax assets , net	2,910	2,450
Net deferred tax assets	$2,910	$2,451

Based upon a study conducted in 2008, we reduced our net operating loss carryforwards due to limitations under Section 382 of the Internal Revenue Code with regard to an ownership change in 2001. As of December 31, 2009, we had U.S. net operating loss carryforwards for federal tax purposes of $179.5 million that will expire beginning 2020 through 2026. We have revised all periods presented to reflect these limitations. Of the total U.S. net operating loss carryforwards, $16.8 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax and research and development tax credit carryforwards of approximately $0.7 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $18.7 million that will begin to expire in 2009.

We determined that through December 31, 2009, no further ownership changes have occurred since 2001. Therefore, as of December 31, 2009, no additional material limitations exist on the U.S. net operating losses related to Section 382 of the Internal Revenue Code. However, if we experience subsequent changes in stock ownership as defined by Section 382 of the Internal Revenue Code, we may have additional limitations on the future utilization of our U.S. net operating losses.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A deferred tax asset is also created by accelerated depreciable lives of fixed assets for income tax purposes. Network equipment and leasehold improvements comprise the majority of the income tax basis differences. These assets are deductible over a shorter life for financial reporting than for income tax purposes. As we retire assets in the future, the income tax basis differences will reverse and become deductible for income taxes.

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. For U.S. income tax purposes, we established a valuation allowance of $125.4 million against the U.S. deferred tax assets that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

During the year ended December 31, 2007, we concluded that it was more likely than not that we will realize our deferred tax assets generated in the United Kingdom, or U.K., in future years. The U.K. deferred tax assets primarily consist of net operating loss carryforwards and were $11.6 million as of December 31, 2007. We released $4.4 million of the valuation allowance associated with U.K. deferred tax assets, which resulted in the recognition of a $4.4 million tax benefit. The tax benefit was offset by a liability for uncertain tax positions of $0.9 million, for a net recognized tax benefit of $3.5 million during the year ended December 31, 2007.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, January 1,	$124,755	$128,561	$117,747
Decrease (increase) in deferred tax assets	4,223	(3,806)	15,228
Recognition of deferred tax assets	—	—	(4,414)
Balance, December 31,	$128,978	$124,755	$128,561

The impairment of goodwill and other intangible assets during the year ended December 31, 2009 had a material impact on the income tax provision. While we may deduct a component of the former CDN services goodwill for tax purposes, the majority of the goodwill associated with both the former CDN services and FCP products as well as other intangible assets had no basis for tax purposes. Accordingly, the impairments of goodwill and other intangible assets of $55.6 million during the year ended December 31, 2009 resulted in a $49.6 million permanent difference that impacted our effective income tax rate. The remainder of the goodwill impairment resulted in a termporary tax difference. Our effective income tax rate was not impacted as the tax basis over the book basis in goodwill created a deferred tax asset for financial reporting basis which was offset by a valuation allowance.

We intend to reinvest future earnings indefinitely within each country; however, it is not practicable to determine the amount of the unrecognized deferred income tax liability related to future foreign earnings. Accordingly, we have not recorded deferred taxes for the difference between our financial and tax basis investment in foreign entities. Based on limited cumulative earnings from foreign operations, we expect the unrecognized deferred assets or liabilities to be an immaterial component of our consolidated financial statements.

Our accounting for uncertainty in income taxes requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements.

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Unrecognized tax benefits balance, January 1,	$—	$921	$—
Additions for tax positions of current year	—	—	921
Foreign exchange (loss)	—	(253)	—
Lapse of statute of limitations	—	(668)	—
Unrecognized tax benefits balance, December 31,	$—	$—	$921

The changes in the liability for unrecognized tax benefits had no impact on our effective income tax rate in the respective periods of change due to the offsetting changes in our U.K. deferred tax asset for the corresponding periods.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations as a component of “General and administrative expenses.” As of December 31, 2009 and 2008, we had no accrued interest or penalties related to uncertain tax positions. Our federal income tax returns remain open to examination for the tax years 2006 through 2008; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2006. Returns filed in other jurisdictions are subject to examination for years prior to 2006.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.7 million, $0.9 million and $0.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

15.	COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION, INCLUDING SUBSEQUENT EVENT

Operating Leases

We, as a lessee, have entered into leasing arrangements relating to data center, P-NAP and office space and office equipment that are classified as operating leases. Initial lease terms range from two to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit or restricted cash balances to ensure payment. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2009 (in thousands):

2010	$29,430
2011	29,515
2012	29,565
2013	26,773
2014	24,647
Thereafter	70,506
$210,436

Rent expense was $26.6 million, $21.5 million and $15.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Sublease income, recorded as a reduction of rent expense, was $0.2 million, $0.3 million and $0.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Service Commitments

We have entered into service commitment contracts with Internet network service providers to provide interconnection services and data center providers to provide data center services for our customers. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2009 (in thousands):

2010	$6,772
2011	3,356
2012	6,116
$16,244

Concentrations of Risk

We participate in an industry that is characterized by relatively high volatility and strong competition for market share. We and others in the industry encounter aggressive pricing practices, evolving customer demands and continual technological developments. Our operating results could be negatively affected if we are not able to adequately address pricing strategies, customers’ demands and technological advancements.

We depend on other companies to supply various key elements of our infrastructure including the network access local loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers’ networks. In addition, a limited number of vendors currently supply the routers and switches used in our network. Furthermore, we do not carry significant supply inventories of the products and equipment that we purchase and use, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay maintenance or expansion of our infrastructure and increase our costs. If our limited number of suppliers fail to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

Litigation

Securities Class Action Litigation. On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer, James P. DeBlasio, in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between March 28, 2007 and March 18, 2008.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream, (b) customer issues and related credits due to services outages, and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions in order to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

On August 12, 2009, the Court granted plaintiffs leave to file an Amended Class Action Complaint (“Amended Complaint”). The Amended Complaint added a claim for violation of Section 14(a) of the Exchange Act based on alleged misrepresentations in our proxy statement in connection with our acquisition of VitalStream. The Amended Complaint also added our former Chief Financial Officer, David A. Buckel, as a defendant and lengthened the putative class period.

On September 11, 2009, we and the individual defendants filed motions to dismiss. Those motions are currently pending before the Court. On November 6, 2009, plaintiffs filed a Corrected Amended Class Action Complaint. On December 7, 2009, plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint to add allegations regarding, inter alia, an alleged failure to conduct due diligence in connection with the VitalStream acquisition and additional statements from purported confidential witnesses. We opposed plaintiffs’ motion for leave to file the Second Amended Class Action Complaint and that motion is also currently pending before the Court.

Derivative Action Litigation. On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint seeks to recover damages in an unspecified amount. On January 28, 2010, the Court entered the parties’ agreed order staying the matter until the motions to dismiss are resolved in the securities class action litigation.

While we intend to vigorously contest these lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

16.	PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

Effective July 11, 2006, we implemented a one-for-10 reverse stock split for our common stock. At the time, although we intended the reverse stock split to reduce the authorized number of shares of preferred stock, we did not amend our certificate of incorporation to make this change and, therefore, the authorized number of shares of preferred stock remained at 200.0 million shares. To implement this change, effective June 19, 2008, we reduced the number of authorized shares of preferred stock from 200.0 million shares to 20.0 million shares.

On March 15, 2007, our board of directors declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of our common stock, par value $0.001 per share. The dividend was payable on March 23, 2007 to the stockholders of record on that date. Each Right entitled the registered holder to purchase from us 1/1000 of a share of our series B preferred stock, par value $0.001 per share, or the Preferred Shares, at a price of $100.00 per 1/1000 of a Preferred Share, subject to adjustment. The description and terms of the Rights were set forth in the Preferred Stock Rights Agreement between us and American Stock Transfer & Trust Company, as Rights Agent, dated April 11, 2007, or the Rights Agreement.

During 2009, of the 20.0 million authorized shares of preferred stock, 19.5 million shares were designated as blank check preferred stock, the terms and conditions of which our board of directors could designate, with the remaining 0.5 million shares of preferred stock designated as series B preferred stock.

On November 23, 2009, we approved the termination of the Rights Agreement. Originally scheduled to expire on March 23, 2017, we amended the Rights Agreement to accelerate its expiration which occurred on the close of business on December 31, 2009. In connection with the expiration of the Rights Agreement, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware on February 26, 2010, to eliminate our series B preferred stock. The Certificate of Elimination removed the previous designation of 0.5 million shares of series B preferred stock and caused such shares of series B preferred stock to resume their status as undesignated shares of our preferred stock. Accordingly, all 20.0 million authorized shares of preferred stock are now designated as blank check preferred stock.

We have no shares of preferred stock outstanding.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

From time to time, we acquire shares of treasury stock as payment of statutory minimum payroll taxes on stock-based compensation from employees. We expect to reissue shares of treasury stock as part of our stock-based compensation plans.

17.	STOCK-BASED COMPENSATION PLANS

We have granted employees options to purchase shares of stock and issued unvested stock awards, commonly referred to as stock options and restricted stock, respectively. We measure stock-based compensation cost at the grant date based on the calculated fair value of the option or award. We recognize the expense over the employees’ requisite service period, generally the vesting period of the option or award. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model. Stock option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Direct costs of customer support	$1,112	$1,369	$1,892
Sales and marketing	1,395	1,782	2,135
General and administrative	3,106	4,348	4,654
	$5,613	$7,499	$8,681

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. We capitalized less than $0.1 million of stock-based compensation during each of the three years in the period ended December 31, 2009.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2009, 2008 and 2007, were expected terms of 4.3, 4.0 and 6.2, respectively; historical volatilities of 82%, 72% and 114% respectively; risk free interest rates of 1.8%, 2.6% and 4.4%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $1.65, $3.79 and $13.71 during the years ended December 31, 2009, 2008 and 2007, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Stock-Based Compensation and Option Plans

Under the Internap Network Services Corporation 2005 Incentive Stock Plan, or the 2005 Plan, we may issue stock options, stock appreciation rights, stock grants and stock unit grants to eligible employees and directors. Our historical practice has been to grant only stock options and stock grants (i.e., restricted stock).

The compensation committee of our board of directors administers the 2005 Plan. We have reserved a total of 10.8 million shares of stock for issuance under the 2005 Plan, comprised of 6.0 million shares designated in the 2005 Plan plus 1.0 million shares that remain available for issuance of stock options and awards and 3.8 million shares of unexercised stock options under certain pre-existing plans. We will not make any future grants under these pre-existing plans, but each of the pre-existing plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of December 31, 2009, 3.2 million stock options were outstanding, 1.1 million shares of unvested restricted stock were outstanding and 3.3 million shares of stock were available for issuance under the 2005 Plan.

Under the 2005 Plan, we may not grant a stock option to any employee or director to purchase more than 1.4 million shares of stock or a stock appreciation right based on the appreciation with respect to more than 1.4 million shares of stock in any calendar year. Similarly, we may not make a stock grant or stock unit grant to any employee or director where the fair market value of the stock subject to such grant on the grant date exceeds $3.0 million in any calendar year. Furthermore, we may not issue more than 0.7 million non-forfeitable shares of stock pursuant to stock grants.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of our acquisition of VitalStream as discussed in note 3, we assumed the VitalStream Stock Option/Stock Issuance Plan, or the VitalStream Plan, and all of outstanding stock options granted under such plan. Each VitalStream stock option that was outstanding and unexercised was converted into an option to purchase Internap common stock and we assumed that stock option in accordance with the terms of the applicable VitalStream stock-based compensation plan and stock option agreement. We converted 3.0 million stock options to purchase shares of VitalStream common stock into 1.5 million stock options to purchase shares of our common stock. We determined the fair value of the outstanding options using a Black-Scholes valuation model with the following assumptions: volatility of 48.8% to 120.1%; risk-free interest rates ranging from 4.7% to 5.1%; remaining expected lives ranging from 0.18 to 6.25 years; and dividend yield of zero.

There were 5.4 million VitalStream shares, or 2.8 million Internap shares on a post-converted basis, reserved for issuance under the VitalStream Plan and 0.5 million VitalStream shares, or 0.3 million Internap shares on a post-converted basis, available for grant. Generally, the assumed options had exercise prices equal to the stock price on the grant date and had contractual terms of five years. Vesting schedules ranged from quarterly periods over one year to four years with 1/4th vesting after one year and 1/16th vesting each quarter thereafter.

Under the 1999 Non-Employee Directors’ Stock Option Plan, or the Director Plan, we granted non-qualified stock options to non-employee directors. A total of 0.4 million shares of our common stock were reserved for issuance under the Director Plan. Under the Director Plan, non-employee directors received 8,000 stock options on the date such person is first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, each non-employee director received 5,000 stock options, provided such person was a non-employee director for at least the prior six months. The stock options had an exercise price equal to 100% of the fair market value of our common stock on the grant date and were fully vested and exercisable as of the grant date. Each director also received an annual grant of restricted stock, which vested ratably over three years, subject to the terms of the 2005 Plan, under which these shares of restricted stock were granted. Beginning in 2009, the actual number of stock options and shares of restricted stock to be granted was the lesser of dividing $55,000 by either (a) our closing stock price on the grant date, or (b) $3.00 per share. In addition, new non-employee directors were to receive a grant of 12,500 shares of restricted to vest ratably over three years. As of December 31, 2009, 0.3 million stock options were outstanding and 0.2 million shares were available for grant pursuant to the Director Plan. The Director Plan expired by its terms in July 2009.  We will make future grants of stock options and/or restricted stock to non-employee directors from the 2005 Plan.

For all stock-based compensation plans, the exercise price for each stock option generally may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Incentive stock options, or ISOs, may be granted only to eligible employees and if granted to a 10% stockholder, the terms of the grant will be more restrictive than for other eligible employees. Terms for stock appreciation rights are similar to those of stock options. Upon exercise of a stock appreciation right, the compensation committee of our board of directors determines the form of payment as cash, shares of stock issued under the 2005 Plan based on the fair market value of a share of stock on the date of exercise or a combination of cash and shares.

Stock options and stock appreciation rights, if any, become exercisable in whole or in part from time-to-time as determined at the grant date by our board of directors or the compensation committee of our board of directors, as applicable. Stock options generally vest 25% after one year and monthly or quarterly over the following three years, except for non-employee directors who usually receive immediately exercisable options. Conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the grant date. We have reserved common stock under each of the stock-based compensation plans to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

Stock option activity during the year ended December 31, 2009 under all of our stock-based compensation plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2008	2,781	$11.91
Granted	2,224	2.66
Exercised	(5)	2.14
Forfeitures and post-vesting cancellations	(747)	10.53
Balance, December 31, 2009	4,253	$7.16
Exercisable, December 31, 2009	2,084	$10.59

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2009 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	2,084	3,815
Weighted-average exercise price	$10.59	$7.58
Aggregate intrinsic value	$170,194	$3,181,769
Weighted-average remaining contractual term, in years	3.8	6.1

The total intrinsic value of stock options exercised was less than $0.1 million, $0.2 million and $11.8 million during the years ended December 31, 2009, 2008 and 2007, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2009 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2008	845	$7.76
Granted	944	2.61
Vested	(384)	7.95
Forfeited	(317)	5.87
Unvested balance, December 31, 2009	1,088	$3.61

The total fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $1.1 million and $2.3 million, respectively. The total intrinsic value at December 31, 2009 of all unvested restricted stock was $5.1 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2009 is summarized as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$5,218	$3,384	$8,602
Weighted-average remaining recognition period (in years)	3.1	2.9	3.0

Employee Stock Purchase Plan

Our 2004 Internap Network Services Corporation Employee Stock Purchase Plan, or the Purchase Plan encourages ownership of our common stock by our employees by permitting eligible employees to purchase our common stock at a discount. Eligible employees may elect to participate in the Purchase Plan for two consecutive calendar quarters, referred to as a “purchase period,” during a designated period immediately preceding the purchase period. Purchase periods have been established as the six-month periods ending June 30 and December 31 of each year. A participation election is in effect until it is amended or revoked by the participating employee, which may be done at any time on or before the last day of the purchase period.

The price for shares of common stock purchased under the Purchase Plan is 95% of the closing sale price per share of common our stock on the last day of the purchase period. The Purchase Plan is intended to be a non-compensatory plan for both tax and financial reporting purposes. We granted less than 0.1 million shares under the Purchase Plan during each of the years during the three year period ended December 31, 2009. Cash received from participation in the Purchase Plan was $0.1 million during the year ended December 31, 2009 and $0.2 million for each of the years ended December 31, 2008 and 2007. At December 31, 2009, 0.2 million shares were reserved for future issuance under the Purchase Plan.

At December 31, 2009, we had reserved 8.9 million total shares for future awards under all stock-based compensation plans. Cash received from all stock-based compensation arrangements was $0.1 million, $0.5 million and $8.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

18.	RELATED PARTY TRANSACTIONS

As discussed in note 5, we have a 51% ownership interest in Internap Japan, a joint venture that we account for using the equity method. Transactions with Internap Japan are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues	$390	$366	$357
Direct costs of network sales and services	168	181	139

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2009	2008
Accounts receivable	$95	$89
Accounts payable	51	26

Also as discussed in note 5, we had an investment in Aventail, who was also a customer for data center and connectivity services. We invoiced Aventail $0.2 million during 2007. As of December 31, 2007, our outstanding receivable balance with Aventail was less than $0.1 million. We incurred a charge during the year ended December 31, 2007, totaling $1.2 million, representing the write-off of the remaining carrying value of our investment in series D preferred stock of Aventail.

19.           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Common stock issued and stock options assumed in VitalStream acquisition	$—	$—	$208,293
Cash paid for interest, net of amounts capitalized	795	1,403	1,152
Cash paid for income taxes	681	361	103
Non-cash acquisition of property and equipment under capital leases	—	3,069	148
Capitalized stock-based compensation	24	97	25

20.           UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2009 and 2008. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	Quarter Ended
2009	March 31	June 30	September 30	December 31

Revenues	$63,924	$64,372	$64,414	$63,549
Direct costs of network, sales and services, exclusive of depreciation and amortization	35,665	36,579	36,497	34,275
Direct costs of customer support	4,403	4,438	4,767	4,919
Direct costs of amortization of acquired technologies	1,158	5,233	979	979
Impairments and restructuring	870	53,735	—	93
Net loss	(6,608)	(60,645)	(1,975)	(497)
Basic and diluted net loss per share	(0.13)	(1.22)	(0.04)	(0.01)

	Quarter Ended
2008	March 31	June 30	September 30	December 31

Revenues	$62,053	$62,325	$65,399	$64,212
Direct costs of network, sales and services, exclusive of depreciation and amortization	31,363	33,484	35,404	35,626
Direct costs of customer support	4,365	4,203	3,950	3,699
Direct costs of amortization of acquired technologies	1,229	1,229	3,049	1,142
Impairments and restructuring	—	—	100,415	1,026
Net income (loss)	739	(3,237)	(101,405)	(910)
Basic net income (loss) per share	0.02	(0.07)	(2.06)	(0.02)
Diluted net income (loss) per share	0.01	(0.07)	(2.06)	(0.02)

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Charges to Other Accounts		Deductions		Balance at End of Fiscal Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$381	$2,261	$928	(1)	$(1,219	) (2)	$2,351

Year ended December 31, 2008:
Allowance for doubtful accounts	2,351	5,083	—		(4,657	) (2)	2,777

Year ended December 31, 2009:
Allowance for doubtful accounts	2,777	2,711	—		(3,535	) (2)	1,953

(1)	Purchase price adjustment associated with our acquisition of VitalStream Holdings, Inc.

(2)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1