Form 10-Q
period 2010-03-31
INTERNAP NETWORK SERVICES CORP
filed 2010-05-06
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of April 19, 2010, 51,814,817 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in this Quarterly Report on Form 10-Q under “Part II. Other Information—Item 1A. Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Internap Network Services Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Data center services	$33,722	$31,715
Internet protocol (IP) services	29,643	32,209
Total revenues	63,365	63,924

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	23,043	23,281
IP services	11,042	12,384
Direct costs of customer support	5,345	4,403
Direct costs of amortization of acquired technologies	979	1,158
Sales and marketing	7,124	7,799
General and administrative	7,926	13,499
Depreciation and amortization	7,774	6,878
Impairments and restructuring	18	870
Total operating costs and expenses	63,251	70,272
Income (loss) from operations	114	(6,348)

Non-operating expense (income):
Interest income	(29)	(76)
Interest expense	304	164
Other, net	30	59
Total non-operating expense (income)	305	147

Loss before income taxes and equity in loss (earnings) of equity method investment:	(191)	(6,495)
Provision for income taxes	156	45
Equity in loss (earnings) of equity-method investment, net of taxes	(87)	68
Net loss	$(260)	$(6,608)

Basic and diluted net loss per share	$(0.01)	$(0.13)

Weighted average shares outstanding used in computing basic and diluted net loss per share	49,944	49,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$81,108	$73,926
Short-term investments in marketable securities	6,900	7,000
Accounts receivable, net of allowance for doubtful accounts of $1,966 and $1,953, respectively	18,770	18,685
Inventory	354	375
Prepaid expenses and other assets	9,002	8,768
Total current assets	116,134	108,754

Property and equipment, net	105,478	91,151
Investments and other related assets	1,847	1,804
Intangible assets, net	18,141	20,782
Goodwill	39,464	39,464
Deposits and other assets	2,570	2,637
Deferred tax asset, non-current, net	2,613	2,910
Total assets	$286,247	$267,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,684	$17,237
Accrued liabilities	8,379	10,192
Deferred revenues, current portion	3,479	3,817
Capital lease obligations, current portion	187	25
Restructuring liability, current portion	2,728	2,819
Other current liabilities	128	125
Total current liabilities	33,585	34,215

Revolving credit facility, due after one year	20,000	20,000
Deferred revenues, less current portion	2,307	2,492
Capital lease obligations, less current portion	19,711	3,217
Restructuring liability, less current portion	5,592	6,123
Deferred rent	16,774	16,417
Other long-term liabilities	603	636
Total liabilities	98,572	83,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 51,832 and 50,763 shares outstanding at March 31, 2010 and December 31, 2009, respectively	52	51
Additional paid-in capital	1,225,390	1,221,456
Treasury stock, at cost, 73 and 42 shares at March 31, 2010 and December 31, 2009, respectively	(304)	(127)
Accumulated deficit	(1,036,808)	(1,036,548)
Accumulated items of other comprehensive loss	(655)	(430)
Total stockholders’ equity	187,675	184,402
Total liabilities and stockholders’ equity	$286,247	$267,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(260)	$(6,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,774	6,878
Direct costs of amortization of acquired technologies	979	1,158
Loss on disposal of property and equipment, net	1	—
Provision for doubtful accounts	330	375
Equity in loss (earnings) from equity-method investment	(87)	68
Non-cash changes in deferred rent	357	706
Stock-based compensation expense	991	2,056
Deferred income taxes	297	(27)
Other, net	(12)	48
Changes in operating assets and liabilities:
Accounts receivable	(414)	1,907
Inventory	21	(40)
Prepaid expenses, deposits and other assets	(174)	754
Accounts payable	1,447	(1,112)
Accrued and other liabilities	(1,812)	124
Deferred revenue	(523)	720
Accrued restructuring liability	(622)	318
Net cash flows provided by operating activities	8,293	7,325

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,908)	(5,476)
Maturities of investments in marketable securities	100	4,580
Proceeds from disposal of property and equipment	1	—
Net cash flows used in investing activities	(3,807)	(896)

Cash Flows From Financing Activities:
Proceeds from notes payable	19,500	19,800
Principal payments on notes payable	(19,500)	(19,800)
Payments on capital lease obligations	(13)	(95)
Stock-based compensation plans	2,762	(231)
Other, net	(30)	(28)
Net cash flows provided by (used in) financing activities	2,719	(354)
Effect of exchange rates on cash and cash equivalents	(23)	(51)
Net increase in cash and cash equivalents	7,182	6,024
Cash and cash equivalents at beginning of period	73,926	46,870
Cash and cash equivalents at end of period	$81,108	$52,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

THREE MONTHS ENDED MARCH 31, 2010:
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(260)	—	(260)
Foreign currency translation adjustment	—	—	—	—	—	(225)	(225)
Total comprehensive loss							(485)
Stock compensation plans activity and stock-based compensation expense	1,069	1	3,934	(177)	—	—	3,758
Balance, March 31, 2010	51,832	$52	$1,225,390	$(304)	$(1,036,808)	$(655)	$187,675

THREE MONTHS ENDED MARCH 31, 2009:
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net income	—	—	—		(6,608)	—	(6,608)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	235	235
Foreign currency translation adjustment	—	—	—	—	—	(80)	(80)
Total comprehensive income							(6,453)
Stock compensation plans activity and stock-based compensation expense	604	1	1,465	359	—	—	1,825
Balance, March 31, 2009	50,828	$51	$1,217,732	$(11)	$(973,431)	$(774)	$243,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us” or “our”) provides secure and reliable data center services and a suite of network optimization and delivery services and products that manage, deliver and distribute applications and content with a 100% availability service level agreement. We help our customers innovate their business, improve service levels and lower the cost of information technology operations. Our services and products, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

We provide services at 47 data centers across North America, Europe and the Asia-Pacific region and through 72 Internet Protocol, or IP, service points, which include 20 content delivery network, or CDN, points of presence, or POPs. We also have two additional domestic standalone data center locations and two additional international standalone CDN POPs through which we provide IP services by extension. However, through March 31, 2010, revenues generated and long-lived assets located outside the United States were less than 10% of our total revenues and assets.

We have prepared our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, which include all of our accounts and those of our wholly owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2010 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2009 from our audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, the provision for doubtful accounts, network cost accruals, income taxes, sales, use and other taxes, recoverability of long-lived assets and goodwill, depreciation of property and equipment, the valuation of investments, restructuring allowances and stock-based compensation. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010 or subsequent years.

2.	Operating Segments

We operate in two business segments: data center services and IP services. The data center services segment includes physical space for hosting customers’ network and other equipment, managed hosting and services such as redundant power and network connectivity, environmental controls and security. The IP services segment includes our IP transit activities and high performance Internet connectivity, CDN services and flow control platform, or FCP, products.

During the year ended December 31, 2009, we changed how we view and manage our business. We have integrated managed hosting, which is closely related to data center services and includes supporting and maintaining network equipment on behalf of customers, into our data center services segment. We also integrated the primary components of our CDN services (other than managed hosting) into our IP services segment, which includes integration of our CDN POPs into our Private Network Access Points, or P-NAPs. The change from our historical segments reflects our current view of the business and aligns our segments with our operational and organizational structure. We have reclassified financial information for the three months ended March 31, 2009 to conform to the current period presentation.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show operating results for our business segments, along with reconciliations from segment gross profit to loss before income taxes and equity in (loss) earnings of equity-method investment:

	Data Center Services	IP Services	Total
Three Months Ended March 31, 2010:
Revenues	$33,722	$29,643	$63,365
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	23,043	11,042	34,085
Segment gross profit	$10,679	$18,601	29,280

Impairments and restructuring			18
Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			29,148
Income from operations			114
Non-operating expense			305
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(191)

Three Months Ended March 31, 2009:
Revenues	$31,715	$32,209	$63,924
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	23,281	12,384	35,665
Segment gross profit	$8,434	$19,825	28,259

Impairments and restructuring			870
Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			33,737
Loss from operations			(6,348)
Non-operating expense			147
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(6,495)

Segment gross profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization, and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs.

3.	Restructuring and Impairments

In 2001, 2007 and 2009, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations, personnel and other charges.

The following table displays the activity and balances for the restructuring activities for the three months ended March 31, 2010 (in thousands):

	December 31, 2009 Restructuring Liability	Cash Payments	March 31, 2010 Restructuring Liability
Activity for 2009 restructuring charge:
Employee terminations	$36	$(36)	$—
Real estate obligations	178	(63)	115

Activity for 2007 restructuring charge:
Real estate obligations	6,248	(388)	5,860

Activity for 2001 restructuring charge:
Real estate obligations	2,480	(135)	2,345

Total	$8,942	$(622)	$8,320

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We base our impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in an additional non-cash impairment charge in the future.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we perform our annual goodwill impairment test as of August 1 each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We do not believe that our reporting units currently are at risk of failing step one in an impairment analysis. We have concluded that no impairment indicators exist to cause us to re-assess goodwill during or immediately following the three months ended March 31, 2010.

4.	Stock-Based Compensation

During the three months ended March 31, 2010, we granted 1.5 million stock options and 0.4 million shares of unvested restricted common stock. From time-to-time, we acquire shares of treasury stock as payment of taxes due from employees upon vesting of restricted stock, including $0.2 million for each of the three months ended March 31, 2010 and 2009, respectively. Total stock-based compensation was approximately $1.0 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. We use the Black-Scholes option valuation model to determine our equity-classified stock-based compensation expense.

5.	Income Taxes

At the end of each quarterly reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use the expected effective income tax rate to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the three months ended March 31, 2010 and 2009 was (151%) and (0.7%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the United Kingdom, or the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

The annual effective tax rate for 2010 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States, or U.S., the U.K. and other foreign jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

We continue to maintain a valuation allowance against our deferred tax assets of $128.5 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

For the three months ended March 31, 2010, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

6.	Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding, including participating securities outstanding as discussed below, during the period. We have excluded all outstanding options and unvested restricted stock awards as such securities are anti-dilutive for all periods presented.

On January 1, 2009, we adopted a recently-issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities for calculating earnings per share. This new accounting standard causes all unvested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be participating securities. The new accounting standard further requires participating securities to be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings (after any dividends) are allocated to common stock and participating securities to the extent that each security may share in earnings. While our unvested restricted stock awards participate in any dividends equally with common stock, no losses are attributed to the awards. Upon adoption, we adjusted all prior-period earnings per share data presented retrospectively. The adoption of this new accounting standard did not have any impact on our basic or diluted net loss per share for the three months ended March 31, 2010 or 2009.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We calculated basic and diluted net loss per share for the three months ended March 31, 2010 and 2009 as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net loss and net loss available to common stockholders	$(260)	$(6,608)
Weighted average shares outstanding, basic and diluted	49,944	49,414
Net loss per share, basic and diluted	$(.01)	$(.13)

Total anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,144	5,679

7.	Fair Value Measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, investments in marketable securities and other related assets) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2010:
Available for sale securities:
Money market funds(1)	$26,147	$—	$—	$26,147
Trading securities:
Auction rate securities(2)	—	—	6,407	6,407
ARS rights(2)	—	—	493	493
	$26,147	$—	$6,900	$33,047
___________________
(1)    Included in “Cash and cash equivalents” in the consolidated balance sheets as of March 31, 2010 in addition to $55.0 million of cash. For the three months ended March 31, 2010, the change in the value of these investments was primarily due to the $0.1 million of auction rate securities called by the issuers.
(2)    ARS Rights entitle us to sell the auction rate securities back to the investment provider at par value. The ARS Rights are included in “Short-term investments in marketable securities” in the consolidated balance sheets as of March 31, 2010. We determine the valuation of these investments with the assistance of a third-party taking into consideration discounted cash flows, credit risk and interest rate risk.

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Available for sale securities:
Money market funds(1)	$26,019	$—	$—	$26,019
Trading securities:
Auction rate securities(2)	—	—	6,503	6,503
ARS rights(2)	—	—	497	497
	$26,019	$—	$7,000	$33,019
___________________
(1)    Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2009 in addition to $47.9 million of cash.
(2)    Included in “Short-term investments in marketable securities” in the consolidated balance sheets as of December 31, 2009.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes changes in fair value of our Level 3 financial assets, auction rate securities and ARS Rights for the three months ended March 31, 2010 (in thousands):

	Auction Rate Securities	ARS Rights

Balance, December 31, 2009	$6,503	$497
Total gains (losses) (realized and unrealized) included in earnings	4	(4)
Settlements	(100)	—
Balance, March 31, 2010	$6,407	$493

The total amount of gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2010 and 2009 were less than $0.1 million.

Market risk associated with our variable rate revolving credit facility and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. At March 31, 2010 and December 31, 2009, we estimate that the carrying values of our variable rate revolving credit facility and other liabilities at fixed rates approximated fair value based on current market rates of interest.

8.	Contingencies and Litigation

Securities Class Action Litigation. On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Exchange Act and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between March 28, 2007 and March 18, 2008.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream Holdings, Inc, or VitalStream, which we acquired in February 2007, (b) customer issues and related credits due to services outages and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

On August 12, 2009, the Court granted plaintiffs leave to file an Amended Class Action Complaint (“Amended Complaint”). The Amended Complaint added a claim for violation of Section 14(a) of the Exchange Act based on alleged misrepresentations in our proxy statement in connection with our acquisition of VitalStream. The Amended Complaint also added our former chief financial officer as a defendant and lengthened the putative class period.

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

9.	Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements That We Have Adopted

In January 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board, or FASB, which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements and is applicable to all new and existing VIEs. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2010, we adopted new accounting guidance issued by the FASB which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements), which will be effective during the first quarter of 2011. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements That We Have Not Yet Adopted

In September 2009, the FASB issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will materially impact our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help determine what is “essential to the functionality.” Software-enabled products will not be subject to other revenue recognition guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009, noted above. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will materially impact our consolidated financial statements.

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

10.	CAPITAL LEASE OBLIGATIONS

During the three months ended March 31, 2010, we entered into two lease agreements for the expansion of data center space in Santa Clara, California and Seattle, Washington.  As a result, property and equipment and corresponding capital lease obligations increased by $16.5 million.

Future minimum capital lease payments together with the present value of the minimum lease payments for all capital leases are as follows as of March 31, 2010 (in thousands):

2010	$2,054
2011	2,926
2012	2,992
2013	3,078
2014	3,054
Thereafter	19,539
Remaining capital lease payments	33,643
Less: amounts representing imputed interest	(13,745)
Present value of minimum lease payments	19,898
Less: current portion	187
$19,711

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31, 2010
	2010	2009
Supplemental disclosure of cash flow information (in thousands):
Cash paid for interest, net of amounts capitalized	$172	$105
Cash paid for income taxes	82	161
Non-cash acquisition of property and equipment under capital leases	16,528	—
Capitalized stock-based compensation	4	—

INTERNAP NETWORK SERVICES CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We provide secure and reliable data center services and a suite of network optimization and delivery services and products that manage, deliver and distribute applications and content with a 100% availability service level agreement. We help our customers innovate their business, improve service levels and lower the cost of information technology operations. Our services and products, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

We provide services at 47 data centers across North America, Europe and the Asia-Pacific region and through 72 Internet Protocol, or IP, service points, which include 20 content delivery network, or CDN, points of presence, or POPs. We also have two additional domestic standalone data center locations and two additional international standalone CDN POPs through which we provide IP services by extension. Through March 31, 2010, revenues generated and long-lived assets located outside the United States were less than 10% of our total revenues and assets.

Our intelligent routing technology facilitates traffic over multiple carriers, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. Our data center, or colocation, services allow us to expand the reach of our high performance IP services to customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. Throughout this Quarterly Report on Form 10-Q, we refer to data center services and colocation services interchangeably. We believe that our unique managed multi-network approach provides better performance, control and reliability compared to conventional Internet connectivity alternatives.

We currently have approximately 2,900 customers across more than 25 metropolitan markets, serving a variety of industries, including entertainment and media, financial services, healthcare, travel, e-commerce, retail and technology.

Operating Segments

During the year ended December 31, 2009, we changed how we view and manage our business. We have integrated managed hosting, which is closely related to data center services and includes supporting and maintaining network equipment on behalf of customers, into our data center services segment. We also integrated the primary components of our CDN services (other than managed hosting) into our IP services segment, which includes integration of our CDN POPs into our Private Network Access Points, or P-NAPs. The change from our historical segments reflects our current view of the business and aligns our segments with our operational and organizational structure. We have reclassified financial information for the three months ended March 31, 2009 to conform to the current period presentation.

Data Center Services

Data center, or colocation, services primarily include physical space for hosting customers’ network and other equipment as well as associated services such as redundant power and network connectivity, environmental controls and security and the managed hosting portion of CDN services.

Our data center services expand the reach of our high performance IP services for customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and content delivery, along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by guaranteed service levels and our team of dedicated support professionals. We also provide a managed hosting solution that leverages our IP services. With this service, our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth.

We use a combination of facilities operated by us and by third parties, referred to as company-controlled facilities and partner sites, respectively. We offer a comprehensive solution at 49 service points, consisting of nine company-controlled facilities and 40 partner sites. We charge monthly fees for data center services based on the amount of square footage and power that our customers use. We also have relationships with various data center providers to extend our P-NAP model into markets with high demand.

During 2009, we implemented Statement on Auditing Standards No. 70, or SAS 70, Type II compliance over controls and processes in our company-controlled data centers. SAS 70 Type II compliance provides assurances that controls and processes around our data center security and environmental protection have been suitably designed and are operating effectively to protect and safeguard customers’ equipment and data. The underlying providers for several of our partner data centers also maintain SAS 70 Type II compliance.

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

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications to audiences across the globe through strategically located data POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver high-quality content regardless of audience size or geographic location and the analytic tools to allow our customers to refine their marketing programs.

Our FCP products are a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. The FCP functions similarly to our P-NAP. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation.

Recent Accounting Pronouncements

We summarize recent accounting pronouncements in note 9 to the accompanying financial statements.

Results of Operations

Revenues. We generate revenues primarily from the sale of data center services and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. IP services contracts usually have fixed minimum commitments based on a certain level of usage with additional charges for any usage over a specified limit. We recognize the monthly minimum as revenue each month provided that we have entered into an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of usage.

Direct Costs of Network, Sales and Services. Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing network service providers, or NSPs, and competitive local exchange providers;
●	facility and occupancy costs, including power and utilities, for hosting and operating our and our customers’ network equipment;
●	costs of FCP products and subscriptions sold;
●	costs incurred for providing additional third party services to our customers; and
●	royalties and costs of license fees for operating systems software.

To the extent a network access point is not colocated with the respective Internet service provider, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed in nature. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

Direct Costs of Customer Support. Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, we include facilities costs associated with the network operations centers in direct costs of customer support. This includes costs related to the servicing of our data center customers.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The carrying value of acquired technologies at March 31, 2010 was $17.4 million and the weighted average remaining life was approximately five years.

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

Three Months Ended March 31, 2010 and 2009

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

Total revenues were $63.4 million for the three months ended March 31, 2010, a decrease of $0.5 million, or 1.0%, compared to $63.9 million for the three months ended March 31, 2009. Data center services revenues were $33.7 million and IP services revenues were $29.6 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, data center services revenues increased $2.0 million, or 6%, while IP services revenues decreased $2.6 million, or 8%, compared to the same period in 2009. The increase in data center services revenues was driven by the higher revenue per square foot generated in our data centers. The decrease in IP services revenues was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic.

Total operating costs and expenses, excluding goodwill impairment and restructuring disclosed separately, were $63.2 million and $69.4 million for the three months ended March 31, 2010 and 2009, respectively. We experienced period-to-period increases in direct costs of customer support and depreciation and amortization, primarily from our expansion of data center space. These increases were more than offset by lower general and administrative costs and direct costs of network, sales and services, exclusive of depreciation and amortization related to IP services. In addition, we incurred both cash and non-cash executive transition costs of $2.2 million in the three months ended March 31, 2009 that we did not incur in the same period in 2010.

At March 31, 2010, we had more than $81.1 million in cash and cash equivalents and $39.9 million in debt obligations, which included $19.9 million in capital leases and $20.0 million in revolving credit facility. Net cash flows provided by operations were $8.3 million for the three months ended March 31, 2010.

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease) from March 31, 2009 to March 31, 2010
	2010	2009	Amount	Percent
Revenues:
Data center services	$33,722	$31,715	$2,007	6%
IP services	29,643	32,209	(2,566)	(8)
Total revenues	63,365	63,924	(559)	(1)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	23,043	23,281	(238)	(1)
IP services	11,042	12,384	(1,342)	(11)
Direct costs of customer support	5,345	4,403	942	21
Direct costs of amortization of acquired technologies	979	1,158	(179)	(15)
Sales and marketing	7,124	7,799	(675)	(9)
General and administrative	7,926	13,499	(5,573)	(41)
Depreciation and amortization	7,774	6,878	896	13
Impairments and restructuring	18	870	(852)	(98)
Total operating costs and expenses	63,251	70,272	(7,021)	(10)
Income (loss) from operations	114	(6,348)	6,462	102

Non-operating expense (income)	305	147	(158)	(107)

Loss before income taxes and equity in loss (earnings) of equity-method investment	(191)	(6,495)	6,304	97
Provision for income taxes	156	45	111	247
Equity in loss (earnings) of equity-method investment, net of taxes	(87)	68	(155)	(228)
Net loss	$(260)	$(6,608)	$6,348	96%

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Services. Data center services have become a significant source of revenue growth for our business. Revenues for data center services increased $2.0 million, or 6%, to $33.7 million for the three months ended March 31, 2010, compared to $31.7 million for the same period in 2009. This increase is primarily due to generation of higher revenue per square foot in our data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $0.3 million, or 1%, to $23.0 million for the three months ended March 31, 2010, compared to $23.3 million for the same period in 2009. Direct costs of data center services as a percentage of corresponding revenues decreased to 68% for the three months ended March 31, 2010 from 73% for the same period in 2009. Data center services contributed $10.7 million of segment profit for the three months ended March 31, 2010, an increase of $2.3 million from $8.4 million for the same period in 2009. The decrease in total direct costs of data center services was primarily due to our ongoing efforts to proactively churn certain less profitable customer contracts in partner data centers.

As we sell services in new company-controlled and certain partner data centers, each incremental dollar of revenue tends to be more profitable as we offset more fixed costs, improving direct costs of data center services, exclusive of depreciation and amortization, as a percentage of revenue. We believe the demand for data center services continues to outpace industry-wide supply. Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs, especially rent, of sites operated by us in advance of revenues, these sites are more profitable at certain levels of utilization than the use of partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. We seek to optimize the most profitable mix of available data center space operated by us and our partners.

IP Services. Revenues for IP services decreased $2.6 million, or 8%, to $29.6 million for the three months ended March 31, 2010, compared to $32.2 million for the same period in 2009. The decrease in IP services revenues was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased on average approximately 43% from the three months ended March 31, 2009 to the three months ended March 31, 2010, calculated based on a sum of the months in the respective periods.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, decreased $1.4, million, or 11%, to $11.0 million for the three months ended March 31, 2010 compared to $12.4 million for the same period in 2009, primarily due to the renegotiation of NSP costs. Connectivity costs vary based upon customer traffic and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to realize lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers. Direct costs of IP network, sales and services were 37% and 38% of IP services revenue for the three months ended March 31, 2010 and 2009, respectively. IP services segment profit decreased $1.2 million to $18.6 million for the three months ended March 31, 2010, from $19.8 million for the same period in 2009.

Other than direct costs of network, sales and services, compensation has the most pervasive impact on operating costs and expenses. We discuss compensation on an aggregate basis below followed by discussion of functional costs and expenses.

Compensation. Total compensation and benefits, including stock-based compensation, were $13.7 million and $16.9 million for the three months ended March 31, 2010 and 2009, respectively.

Cash-based compensation and benefits decreased $2.1 million to $12.7 million for the three months ended March 31, 2010 from $14.8 million for the same period in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to a benefit of $0.9 million as the result of reduced employee headcount, a benefit of $0.9 million related to the transition of our chief executive officer in the three months ended March 31, 2009 plus a benefit of $0.4 million related to the reversal of a bonus accrual for the year ended December 31, 2009, which was offset by an increase in the bonus accrual of $0.6 million during the three months ended March 31, 2010. Additionally, during the three months ended March 31, 2010, we recorded a credit of $0.5 million related to the Georgia Headquarters Tax Credit, or HQC. The HQC was an incentive to relocate corporate headquarters to and increase associated employment within Georgia. We recorded the HQC when approved by the Georgia Department of Revenue and were required to apply the credit against our payroll tax liability.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Stock-based compensation decreased $1.1 million to $1.0 million for the three months ended March 31, 2010 from $2.1 million for the same period in 2009. The decrease was primarily attributable to a reduction of stock-based compensation expense of $0.8 million related to the transition of our chief executive officer in the three months ended March 31, 2009. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Direct costs of customer support	$288	$254
Sales and marketing	256	372
General and administrative	447	1,430
	$991	$2,056

We discuss additional operating expenses with the financial statement captions below.

Direct Costs of Customer Support. Direct costs of customer support increased 21% to $5.3 million for the three months ended March 31, 2010 from $4.4 million for the same period in 2009. The increase of $0.9 million was primarily due to a $0.4 million increase in compensation, of which $0.3 million was related to the transfer of employees from the sales and marketing function to the customer support function as described below, a $0.2 million increase in employee benefits and a $0.3 million increase in outside professional services.

Direct Costs of Amortization. Direct costs of amortization of acquired technologies decreased 16% to $1.0 million for the three months ended March 31, 2010 from $1.2 million for the same period in 2009.

Sales and Marketing. Sales and marketing costs decreased 9% to $7.1 million for the three months ended March 31, 2010, compared to $7.8 million for the same period in 2009. The decrease of $0.7 million was primarily due to a $0.2 million decrease in non-essential sales facilities cost and a $0.3 million transfer of employees from the sales and marketing function to the customer support function, whereby these positions were redefined and the reporting structure aligned under the customer support function.

General and Administrative. General and administrative costs for the three months ended March 31, 2010 decreased 41% to $7.9 million from $13.5 million for the same period in 2009. The decrease of $5.6 million was primarily caused by a $3.1 million decrease in cash-based compensation due to a reduced employee headcount and a $2.5 million decrease in professional services. Professional services costs were higher for the three months ended March 31, 2009 due primarily to the use of consultants for finance, information technology and personnel recruiting services.

Depreciation and Amortization. Depreciation and amortization, excluding acquired technologies, increased 13% to $7.8 million for the three months ended March 31, 2010, compared to $6.9 million for the same period in 2009. The increase of $0.9 million was primarily due to the effects of our recent expansion of data centers and P-NAP capabilities.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2010, compared to less than $0.1 million for the same period in 2009. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended March 31, 2010 and 2009, was (151%) and (0.7%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the United Kingdom, or the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance against our deferred tax assets of $128.5 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Liquidity and Capital Resources

Cash Flow for the Three Months Ended March 31, 2010 and 2009

Net Cash from Operating Activities. Net cash provided by operating activities was $8.3 million for the three months ended March 31, 2010. Our net loss, after adjustments for non-cash items, generated cash from operations of $10.4 million while changes in operating assets and liabilities used cash from operations of $2.1 million. We anticipate continuing to generate cash flows from our results of operations, or net (loss) income adjusted for non-cash items, and managing changes in operating assets and liabilities toward a net $0 change over time. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The primary non-cash adjustment in the three months ended March 31, 2010 was $8.8 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our data centers and P-NAP facilities. Non-cash adjustments also included $1.0 million for stock-based compensation expense. The changes in operating assets and liabilities included a $1.4 million increase in accounts payable which was offset by a $1.8 million decrease in accrued and other liabilities, deferred revenue and accrued restructuring liability. Days sales outstanding at March 31, 2010 were 27 days, down from 37 days at March 31, 2009.

Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $4.7 million while changes in operating assets and liabilities generated cash from operations of more than $2.6 million.

The primary non-cash adjustment in the three months ended March 31, 2009 was $8.0 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our P-NAP and data center facilities. Non-cash adjustments also included $2.1 million for stock-based compensation expense which we discuss above in “Results of Operations.” The changes in operating assets and liabilities included decreases in accounts receivable and prepaid expenses, deposits and other assets of $1.9 million and $0.8 million, respectively. There was also an increase in deferred revenue of $0.7 million, partially offset by a decrease in accounts payable of $1.1 million. Accounts receivable decreased due to improved collections while prepaid expenses, deposits and other assets decreased primarily because of lower prepaid insurance and prepaid partner colocation. Deferred revenue increased due to a large customer installation for the three months ended March 31, 2009 and accounts payable decreased due to the timing of payments, especially for our utilities vendors.

Net Cash from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2010 was $3.8 million, due to capital expenditures of $3.9 million, offset by maturities of investments in marketable securities of $0.1 million. Our capital expenditures related to the continued expansion and upgrade of our data center facilities and network infrastructure.

Net cash used in investing activities for the three months ended March 31, 2009 was $0.9 million, due to capital expenditures of $5.5 million, offset by maturities of investments in marketable securities of $4.6 million. Our capital expenditures were principally for the continued expansion and upgrade of our data center facilities and network infrastructure.

Net Cash from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2010 was $2.7 million, primarily due to cash received upon the exercise of stock options. We also repaid and re-borrowed $19.5 million on our revolving credit facility to manage net interest income and expense. As a result of these activities, we had balances of $20.0 million in notes payable and $19.9 million in capital lease obligations as of March 31, 2010, with $0.2 million in capital leases scheduled as due within the next 12 months. We may also utilize additional borrowings under our revolving credit facility if we consider it economically favorable to do so.

Net cash used in financing activities for the three months ended March 31, 2009 was $0.4 million, primarily due to $0.2 million for the acquisition of shares of treasury stock as payment of taxes due from employees upon the vesting of restricted stock and payments on capital leases of $0.1 million. We also repaid and re-borrowed $19.8 million on our revolving credit facility to manage net interest income and expense. As a result of these activities, we had balances of $20.0 million in notes payable and $3.4 million in capital lease obligations as of March 31, 2009, with $0.2 million in capital leases scheduled as due within the next 12 months.

Liquidity

We continue to monitor and review our performance and operations in light of global economic conditions. The economic recession in 2008 and 2009 negatively impacted spending by our customers and potential customers. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts. We monitor all of our investments in marketable securities to ensure, to the extent possible, that instability in liquidity and credit markets does not adversely impact the fair value of these investments. This monitoring resulted in transferring investments in corporate debt securities to money market accounts as the debt securities matured. We do not believe that the instability in the credit markets over the last few years has had or will have a material adverse impact on our liquidity or capital resources, although we continue to monitor these markets closely.

We expect to meet our cash requirements for the remainder of 2010 through a combination of net cash provided by operating activities and existing cash, cash equivalents and investments in marketable securities. We may also utilize additional borrowings under our revolving credit facility, especially for capital expenditures, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing revolving credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. For the three months ended March 31, 2010, we had a net loss of $0.3 million. As of March 31, 2010, our accumulated deficit was $1.0 billion. We do not expect to incur impairment and restructuring charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we are currently in a time of uncertain economic conditions and continue to see signs of cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Short-Term Investments. Short-term investments in marketable securities at March 31, 2010 consisted of auction rate securities and corresponding rights. In October 2008, we received and subsequently accepted an offer providing us with rights, or the ARS Rights, from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period beginning June 30, 2010.  The estimated fair values of our auction rate securities and the ARS Rights at March 31, 2010 were $6.4 million and $0.5 million, respectively.

Credit Agreement. We have a revolving credit facility of $35.0 million with a letter of credit sublimit of $7.0 million and an option to enter into a lease financing agreement not to exceed $10.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other general corporate purposes.

As of March 31, 2010, the revolving credit facility had an outstanding principal amount of $20.0 million due September 14, 2011, a total of $4.2 million of letters of credit issued and $10.8 million in borrowing capacity. The interest rate on the revolving credit facility as of March 31, 2010 was 3.25% and was based on our bank’s prime rate. In April 2010, we repaid $19.5 million of the outstanding balance.

We have made customary representations, warranties, negative and affirmative covenants to our lender (including certain financial covenants relating to a net funded debt to earnings before interest taxes, depreciation and amortization ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on capital expenditures of $25.0 million, plus prior-year carryover, or an amount to be mutually agreed upon for 2010 and 2011, customary events of default and certain default provisions that could result in acceleration of all outstanding amounts due under the credit facility). As of March 31, 2010, we were in compliance with these covenants.

We have pledged substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, for the obligations under the credit facility.

Capital Leases. During the three months ended March 31, 2010, we entered into two lease agreements for the expansion of data center space in Santa Clara, California and Seattle, Washington. As a result, property and equipment and corresponding capital lease obligations increased by $16.5 million.

We summarize future minimum capital lease payments together with the present value of the minimum lease payments for all capital leases as of March 31, 2010 in note 10 to the accompanying financial statements.

Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless we modify the terms of those agreements. Service commitments primarily represent purchase commitments made to our largest bandwidth vendors and contractual payments to license data center space for resale to customers. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Auction Rate Securities and ARS Rights

We recorded the ARS Rights as a free standing asset separate from the auction rate securities. In conjunction with our acceptance of the ARS Rights, we elected to measure the ARS Rights at fair value and we changed the investment classification of our auction rate securities to trading from available for sale. We expect that future changes in the fair value of the ARS Rights will approximate fair value movements in the related auction rate securities.

The estimated fair values of our auction rate securities and the ARS Rights at March 31, 2010 were $6.4 million and $0.5 million, respectively. We estimate that a change in the effective yield of 100 basis points in the auction rate securities and the ARS Rights would change our interest income by $0.1 million per year. During the three months ended March 31, 2010, $0.1 million of our auction rate securities were called by the issuer at par value. In addition, we intend to exercise the ARS Rights within the next 12 months if they are not redeemed by the issuers or sold to third parties.

While we continue to earn and accrue interest on our auction rate securities at contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. Due to the uncertainty as to when the auction rate securities markets will improve, we are carrying our auction rate securities as current investments as of March 31, 2010. In the meantime, we believe we have sufficient liquidity through our cash balances, other short-term investments and available credit.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of March 31, 2010, our long-term debt consisted of a revolving credit facility of $20.0 million (due September 14, 2011) with an interest rate of 3.25% based on our bank’s prime rate. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently repaid $19.5 million on the revolving credit facility in April 2010 and plan to borrow on it from time-to-time, particularly if we consider it economically favorable to do so.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers primarily in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares That May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans	Under the Plans
Period	Purchased*	Paid per Share	or Programs	or Programs

January 1 to 31, 2010	—	$—	—	—
February 1 to 28, 2010	2,173	4.84	—	—
March 1 to 31, 2010	28,805	5.77	—	—
Total	30,978	$5.70	—	—
___________________
*	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

 ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

32.2	Section 1350 Certification, executed by George E. Kilguss, III, Chief Financial Officer of Internap.

INTERNAP NETWORK SERVICES CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
(Registrant)

By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2010