Form 10-Q
period 2010-06-30
INTERNAP NETWORK SERVICES CORP
filed 2010-08-04
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of July 30, 2010, 51,914,257 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Data center services	$31,197	$32,273	$64,918	$63,988
Internet protocol (IP) services	29,328	32,099	58,971	64,308
Total revenues	60,525	64,372	123,889	128,296

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	19,784	24,165	42,827	47,446
IP services	11,479	12,414	22,521	24,797
Direct costs of customer support	5,011	4,438	10,355	8,841
Direct costs of amortization of acquired technologies	979	5,233	1,958	6,391
Sales and marketing	7,002	6,947	14,126	14,746
General and administrative	8,787	10,940	16,714	24,440
Depreciation and amortization	7,013	6,704	14,787	13,582
Impairments and restructuring	1,183	53,735	1,201	54,605
Total operating costs and expenses	61,238	124,576	124,489	194,848
Loss from operations	(713)	(60,204)	(600)	(66,552)

Non-operating expense (income):
Interest income	(33)	(48)	(62)	(123)
Interest expense	518	204	821	368
Other, net	6	(172)	36	(114)
Total non-operating expense (income)	491	(16)	795	131

Loss before income taxes and equity in loss (earnings) of equity method investment:	(1,204)	(60,188)	(1,395)	(66,683)
Provision for income taxes	129	438	285	482
Equity in loss (earnings) of equity-method investment, net of taxes	(62)	19	(149)	88

Net loss	$(1,271)	$(60,645)	$(1,531)	$(67,253)

Basic and diluted net loss per share	$(0.03)	$(1.22)	$(0.03)	$(1.36)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,013	49,586	50,264	49,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,075	$73,926
Short-term investments in marketable securities	2,700	7,000
Accounts receivable, net of allowance for doubtful accounts of $2,102 and $1,953, respectively	18,551	18,685
Inventory	374	375
Prepaid expenses and other assets	10,101	8,768
Total current assets	107,801	108,754

Property and equipment, net	123,839	91,151
Investments and other related assets	1,862	1,804
Intangible assets, net	16,591	20,782
Goodwill	39,464	39,464
Deposits and other assets	2,558	2,637
Deferred tax asset, non-current, net	2,582	2,910
Total assets	$294,697	$267,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,306	$17,237
Accrued liabilities	8,360	10,192
Deferred revenues, current portion	3,364	3,817
Capital lease obligations, current portion	727	25
Restructuring liability, current portion	2,797	2,819
Other current liabilities	130	125
Total current liabilities	41,684	34,215

Revolving credit facility, due after one year	20,000	20,000
Deferred revenues, less current portion	2,114	2,492
Capital lease obligations, less current portion	19,685	3,217
Restructuring liability, less current portion	6,171	6,123
Deferred rent	16,597	16,417
Other long-term liabilities	570	636
Total liabilities	106,821	83,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 51,924 and 50,763 shares outstanding at June 30, 2010 and December 31, 2009, respectively	52	51
Additional paid-in capital	1,227,054	1,221,456
Treasury stock, at cost; 97 and 42 shares at June 30, 2010 and December 31, 2009, respectively	(435)	(127)
Accumulated deficit	(1,038,079)	(1,036,548)
Accumulated items of other comprehensive loss	(716)	(430)
Total stockholders’ equity	187,876	184,402
Total liabilities and stockholders’ equity	$294,697	$267,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,531)	$(67,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other intangible asset impairments	—	55,647
Depreciation and amortization	16,745	15,839
Provision for doubtful accounts	773	1,444
Equity in loss (earnings) from equity-method investment	(149)	88
Non-cash changes in deferred rent	179	1,013
Stock-based compensation expense	2,436	3,363
Deferred income taxes	352	(406)
Other, net	337	264
Changes in operating assets and liabilities:
Accounts receivable	(639)	3,164
Inventory	1	(48)
Prepaid expenses, deposits and other assets	(1,292)	1,190
Accounts payable	9,069	(6,201)
Accrued and other liabilities	(1,831)	(140)
Deferred revenues	(832)	853
Accrued restructuring liability	26	1,198
Net cash flows provided by operating activities	23,644	10,015

Cash Flows From Investing Activities:
Purchases of property and equipment	(28,475)	(9,037)
Maturities of investments in marketable securities	4,300	7,206
Net cash flows used in investing activities	(24,175)	(1,831)

Cash Flows From Financing Activities:
Proceeds from notes payable	39,000	39,500
Principal payments on notes payable	(39,000)	(39,500)
Payments on capital lease obligations	(62)	(212)
Stock-based compensation plans	2,845	(307)
Other, net	(61)	(58)
Net cash flows provided by (used in) financing activities	2,722	(577)
Effect of exchange rates on cash and cash equivalents	(42)	37
Net increase in cash and cash equivalents	2,149	7,644
Cash and cash equivalents at beginning of period	73,926	46,870
Cash and cash equivalents at end of period	$76,075	$54,514

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$821	$431
Cash paid for income taxes	138	222
Non-cash acquisition of property and equipment under capital leases	16,757	—
Capitalized stock-based compensation	9	1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

SIX MONTHS ENDED JUNE 30, 2010:
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(1,531)	—	(1,531)
Foreign currency translation adjustment	—	—	—	—	—	(286)	(286)
Total comprehensive loss							182,585
Stock compensation plans activity and stock-based compensation expense	1,161	1	5,598	(308)	—	—	5,291
Balance, June 30, 2010	51,924	$52	$1,227,054	$(435)	$(1,038,079)	$(716)	$187,876

SIX MONTHS ENDED JUNE 30, 2009:
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net loss	—	—	—	—	(67,253)	—	(67,253)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	365	365
Total comprehensive loss							(66,881)
Stock compensation plans activity and stock-based compensation expense	629	1	2,852	281	—	—	3,134
Balance, June 30, 2009	50,853	$51	$1,219,119	$(89)	$(1,034,076)	$(557)	$184,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Basis of Presentation

Internap Network Services Corporation (“Internap,” “we,” “us” or “our”) provides secure and reliable data center services and a suite of network optimization and delivery services and products that manage, deliver and distribute applications and content with a 100% availability service level agreement. We help our customers innovate their businesses, improve service levels and lower the cost of information technology operations. Our services and products, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

We provide services at 36 data centers across North America, Europe and the Asia-Pacific region and through 73 Internet Protocol (“IP”) service points, which include 21 content delivery network (“CDN”) points of presence (“POPs”). We also have two additional domestic standalone data center locations and one additional international standalone CDN POPs through which we provide IP services by extension. Through June 30, 2010, revenues generated and long-lived assets located outside the United States were less than 10% of our total revenues and assets.

We have prepared our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2010 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2009 from our audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010 or subsequent years.

2.	Operating Segments

We operate in two business segments: data center services and IP services. The data center services segment includes physical space for hosting customers’ network and other equipment, managed hosting and services such as redundant power and network connectivity, environmental controls and security. The IP services segment includes our IP transit activities and high performance Internet connectivity, CDN services and flow control platform (“FCP”) products.

The following tables show operating results for our business segments, along with reconciliations from segment gross profit to loss before income taxes and equity in (loss) earnings of equity-method investment:

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Data Center Services	IP Services	Total
Three Months Ended June 30, 2010:
Revenues	$31,197	$29,328	$60,525
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	19,784	11,479	31,263
Segment gross profit	$11,413	$17,849	29,262

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			28,792
Restructuring			1,183
Loss from operations			(713)
Non-operating expense			491
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(1,204)

Three Months Ended June 30, 2009:
Revenues	$32,273	$32,099	$64,372
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	24,165	12,414	36,579
Segment gross profit	$8,108	$19,685	27,793

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			34,262
Impairments and restructuring			53,735
Loss from operations			(60,204)
Non-operating income			(16)
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(60,188)

Six Months Ended June 30, 2010:
Revenues	$64,918	$58,971	$123,889
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	42,827	22,521	65,348
Segment gross profit	$22,091	$36,450	58,541

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			57,940
Restructuring			1,201
Loss from operations			(600)
Non-operating expense			795
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(1,395)

Six Months Ended June 30, 2009:
Revenues	$63,988	$64,308	$128,296
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	47,446	24,797	72,243
Segment gross profit	$16,542	$39,511	56,053

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			68,000
Impairments and restructuring			54,605
Loss from operations			(66,552)
Non-operating expense			131
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(66,683)

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended June 30, 2010, we identified and corrected an error impacting deferred rent expense related to prior years. This adjustment resulted in a decrease in direct costs of data center services of $0.3 million, which we determined to be immaterial to prior year financial statements.

Segment gross profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization, and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs.

3.	Restructuring and Impairments

Restructuring

In 2001, 2007, 2009 and 2010, we implemented significant restructuring plans that resulted in substantial charges for real estate and network infrastructure obligations and personnel charges.

The following table displays the activity and balances for the restructuring activities for the six months ended June 30, 2010 (in thousands):

	December 31, 2009 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	June 30, 2010 Restructuring Liability
Activity for 2010 restructuring charge:
Real estate obligations	$—	$36	$—	$(5)	$31

Activity for 2009 restructuring charge:
Employee terminations	36	—	18	(54)	—
Real estate obligations	178	—	—	(123)	55

Activity for 2007 restructuring charge:
Real estate obligations	6,248	—	977	(771)	6,454

Activity for 2001 restructuring charge:
Real estate obligations	2,480	—	226	(278)	2,428

Total	$8,942	$36	$1,221	$(1,231)	$8,968

During the six months ended June 30, 2010, we made subsequent plan adjustments in sublease income assumptions for certain properties included in our previously disclosed restructuring plans. Due to the current economic recession, these adjustments extend the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space. Subsequent plan adjustments of $1.2 million and initial restructuring charges of $0.04 million for the six months ended June 30, 2010 are included in “Impairments and restructuring” on the accompanying consolidated statements of operations.

Impairments

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

We perform our annual goodwill impairment test as of August 1 each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We do not believe that our reporting units currently are at risk of failing step one in an impairment analysis. We concluded that no impairment indicators existed to cause us to re-assess goodwill during the six months ended June 30, 2010.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Stock-Based Compensation

During the three and six months ended June 30, 2010, we granted 0.3 million and 1.8 million stock options, respectively, and 0.1 million and 0.5 million shares of unvested restricted common stock, respectively. From time-to-time, we acquire shares of treasury stock as payment of taxes due from employees upon vesting of restricted stock, including $0.1 million for each of the three months ended June 30, 2010 and 2009, and $0.3 million for each of the six months ended June 30, 2010 and 2009. Total stock-based compensation was $1.4 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $2.4 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. We use the Black-Scholes option valuation model to determine our equity-classified stock-based compensation expense.

5.	Income Taxes

At the end of each quarterly reporting period, we estimate the effective income tax rate we expect to be applicable for the full year. We use the expected effective income tax rate to provide for income taxes on a year-to-date basis. We reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the six months ended June 30, 2010 and 2009 was (23%) and (1%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

The annual effective tax rate for 2010 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States (“U.S.”), the U.K. and other foreign jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

We continue to maintain a valuation allowance against our deferred tax assets of $128.0 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

For the six months ended June 30, 2010, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

6.	Loss Per Share

We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss available to common stockholders	$(1,271)	$(60,645)	$(1,531)	$(67,253)
Weighted average shares outstanding, basic and diluted	50,013	49,586	50,264	49,499
Net loss per share, basic and diluted	$(0.03)	$(1.22)	$(0.03)	$(1.36)

Total anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,061	5,648	6,061	5,648

7.	Fair Value Measurements

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, investments in marketable securities and other related assets) measured at fair value on a recurring basis (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Total
Available for sale securities:
Money market funds(1)	$50,383	$—	$—	$50,383
Trading securities:
Auction rate securities(2)	—	—	2,700	2,700
	$50,383	$—	$2,700	$53,083

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Available for sale securities:
Money market funds(3)	$26,019	$—	$—	$26,019
Trading securities:
Auction rate securities(2)	—	—	6,503	6,503
ARS rights(2)	—	—	497	497
	$26,019	$—	$7,000	$33,019

(1) Included in “Cash and cash equivalents” in the consolidated balance sheet as of June 30, 2010 in addition to $25.7 million of cash.

(2)   Included in “Short-term investments in marketable securities” in the accompanying consolidated balance sheets. ARS rights were rights that entitled us to sell the auction rate securities back to the investment provider at par value.

(3) Included in “Cash and cash equivalents” in the consolidated balance sheet as of December 31, 2009 in addition to $47.9 million of cash.

The following table summarizes changes in fair value of our Level 3 financial assets, auction rate securities and ARS rights, for the six months ended June 30, 2010 (in thousands):

	Auction Rate Securities	ARS Rights

Balance, January 1, 2010	$6,503	$497
Total gains (losses) (realized and unrealized)	497	(4)
Settlements	(4,300)	(493)
Balance, June 30, 2010	$2,700	$—

Market risk associated with our variable rate revolving credit facility and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. At June 30, 2010 and December 31, 2009, we estimate that the carrying values of our variable rate revolving credit facility and other liabilities at fixed rates approximated fair value based on current market rates of interest.

Subsequent to June 30, 2010, we sold the remaining $2.7 million of the auction rate securities at par value.

8.	Contingencies and Litigation

Securities Class Action Litigation. On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. The complaint alleges that we and the individual defendant violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and that the individual defendant also violated Section 20(a) of the Exchange Act as a “control person” of Internap. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our common stock between March 28, 2007 and March 18, 2008.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream Holdings, Inc (“VitalStream”), which we acquired in February 2007, (b) customer issues and related credits due to services outages and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

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

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Issued Accounting Pronouncements That We Have Adopted

In January 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board  (“FASB”), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”), and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements and is applicable to all new and existing VIEs. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2010, we adopted new accounting guidance issued by the FASB which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements), which will be effective during the first quarter of 2011. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements That We Have Not Yet Adopted

In September 2009, the FASB issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will materially impact our consolidated financial statements.

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

During the six months ended June 30, 2010, we entered into a lease agreement for new data center space in Santa Clara, California and a lease amendment which expanded our data center space in Seattle, Washington. As a result, property and equipment and corresponding capital lease obligations increased by $16.7 million.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2010, future minimum capital lease payments together with the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2010	$1,180
2011	2,919
2012	3,003
2013	3,089
2014	3,481
Thereafter	20,128
Remaining capital lease payments	33,800
Less: amounts representing imputed interest	(13,388)
Present value of minimum lease payments	20,412
Less: current portion	(727)
$19,685

11.	Commitments

During the six months ended June 30, 2010, we entered into commitment contracts for $19.1 million primarily related to IP, telecommunications and data center services, as well as information technology support and licensing.

As of June 30, 2010, future minimum payments under service and purchase commitments are as follows (in thousands):

2010	$9,213
2011	14,031
2012	6,415
2013	1,441
2014	1,455
Thereafter	1,025
$33,580

INTERNAP NETWORK SERVICES CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited consolidated financial statements included herein, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in this Quarterly Report on Form 10-Q under “Part II. Other Information—Item 1A. Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and accompanying notes provided under Part I, Item 1 of this Quarterly Report on Form 10-Q. As used herein references to “we,” “us,” “our,” or “Internap” refer to Internap Network Services Corporation.

Overview

We provide secure and reliable data center services and a suite of network optimization and delivery services and products that manage, deliver and distribute applications and content with a 100% availability service level agreement. We help our customers innovate their businesses, improve service levels and lower the cost of information technology operations. Our services and products, combined with progressive and proactive technical support, enable our customers to migrate business-critical applications from private to public networks.

We provide services at 36 data centers across North America, Europe and the Asia-Pacific region and through 73 Internet Protocol (“IP”) service points, which include 21 content delivery network (“CDN”) points of presence (“POPs”). We also have two additional domestic standalone data center locations and one additional international standalone CDN POPs through which we provide IP services by extension. Through June 30, 2010, revenues generated and long-lived assets located outside the United States (“U.S.”) were less than 10% of our total revenues and assets.

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

We currently have approximately 2,800 customers across 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service; hosting and information technology infrastructure; and telecommunications.

Operating Segments

Data Center Services

Data center services primarily include physical space for hosting customers’ network and other equipment as well as associated services such as redundant power and network connectivity, environmental controls and security.

Our data center services expand the reach of our high performance IP services for customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and CDN services, along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by service level agreements and our team of dedicated support professionals. We also provide a managed hosting solution that leverages our IP services. With this service, our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We use a combination of facilities operated by us and by third parties, referred to as company-controlled facilities and partner sites, respectively. We offer a comprehensive solution at 38 service points, consisting of nine company-controlled facilities and 29 partner sites. We charge monthly fees for data center services based on the amount of square footage and power that our customers use. We also have relationships with various data center providers to extend our private network access points (“P-NAP”) model into markets with high demand.

During 2009, we implemented Statement on Auditing Standards No. 70 (“SAS 70”) Type II controls and processes in our company-controlled data centers. Our implementation of SAS 70 Type II provides assurances that controls and processes around our data center security and environmental protection have been suitably designed and are operating effectively to protect and safeguard customers’ equipment and data. The underlying providers for several of our partner data centers have also implemented SAS 70 Type II controls and processes.

IP Services

IP services represent our IP transit activities and include our high-performance Internet connectivity, CDN services and flow control platform (“FCP”) products.

Our patented and patent-pending network route optimization technologies address the inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new information technology delivery models, in a reliable and predictable manner. Our services and products take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Our fees for IP services are based on a fixed fee, usage or a combination of both.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications to audiences across the globe through strategically located data POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and the analytic tools to allow our customers to refine their marketing programs.

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

Results of Operations

Revenues

We generate revenues primarily from the sale of data center services and IP services. We recognize revenue each month provided that we have entered into an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. Data center contracts usually have fixed charges for space occupied, power utilized and cable or fiber connections. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of usage.

Direct Costs of Network, Sales and Services

Direct costs of network, sales and services are comprised primarily of:
●	costs for connecting to and accessing network service providers and competitive local exchange providers;
●	facility and occupancy costs, including power and utilities, for hosting and operating our and our customers’ network equipment;
●	costs of FCP products and subscriptions sold;
●	costs incurred for providing additional third party services to our customers; and
●	royalties and costs of license fees for operating systems software.

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

Direct Costs of Amortization of Acquired Technologies

Direct costs of amortization are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The carrying value of acquired technologies at June 30, 2010 was $16.4 million and the weighted average remaining life was approximately five years. The carrying value of acquired technologies at December 31, 2009 was $18.4 million.

Sales and Marketing Costs

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

General and Administrative Costs

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

Three and Six Months Ended June 30, 2010 and 2009

Overview

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

Total revenues were $60.5 million for the three months ended June 30, 2010, a decrease of $3.8 million, or 6%, compared to $64.4 million for the three months ended June 30, 2009. Data center services revenues were $31.2 million and IP services revenues were $29.3 million for the three months ended June 30, 2010. For the three months ended June 30, 2010, data center services revenues decreased $1.1 million, or 3%, while IP services revenues decreased $2.8 million, or 9%, compared to the same period in 2009.

Total revenues were $123.9 million for the six months ended June 30, 2010, a decrease of $4.4 million, or 3%, compared to $128.3 million for the six months ended June 30, 2009. Data center services revenues were $64.9 million and IP services revenues were $59.0 million for the six months ended June 30, 2010. For the six months ended June 30, 2010, data center services revenues increased $0.9 million, or 2%, while IP services revenues decreased $5.3 million, or 8%, compared to the same period in 2009.

Total operating costs and expenses, excluding goodwill impairment and restructuring disclosed separately, were $60.1 million and $70.8 million for the three months ended June 30, 2010 and 2009, respectively, and $123.3 million and $140.2 million for the six months ended June 30, 2010 and 2009, respectively. We experienced period-to-period increases in direct costs of customer support and depreciation and amortization, primarily from our expansion of data center space. These increases were more than offset by lower general and administrative costs and direct costs of network, sales and services, exclusive of depreciation and amortization related to IP services.

At June 30, 2010, we had $76.1 million in cash and cash equivalents and $40.4 million in debt obligations, which included $20.4 million in capital leases and $20.0 million in revolving credit facility. Net cash flows provided by operations were $23.6 million for the six months ended June 30, 2010.

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (decrease) from June 30, 2009 to June 30, 2010		Six Months Ended June 30,		Increase (decrease) from June 30, 2009 to June 30, 2010
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Revenues:
Data center services	$31,197	$32,273	$(1,076)	(3)%	$64,918	$63,988	$930	2%
IP services	29,328	32,099	(2,771)	(9)	58,971	64,308	(5,337)	(8)
Total revenues	60,525	64,372	(3,847)	(6)	123,889	128,296	(4,407)	(3)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	19,784	24,165	(4,381)	(18)	42,827	47,446	(4,619)	(10)
IP services	11,479	12,414	(935)	(8)	22,521	24,797	(2,276)	(9)
Direct costs of network, sales and services, exclusive of depreciation and amortization, as a percentage of revenue, show below:
Data center services	63%	75%			66%	74%
IP services	39%	39%			38%	39%

Direct costs of customer support	5,011	4,438	573	13	10,355	8,841	1,514	17
Direct costs of amortization of acquired technologies	979	5,233	(4,254)	(81)	1,958	6,391	(4,433)	(69)
Sales and marketing	7,002	6,947	55	1	14,126	14,746	(620)	(4)
General and administrative	8,787	10,940	(2,153)	(20)	16,714	24,440	(7,726)	(32)
Depreciation and amortization	7,013	6,704	309	5	14,787	13,582	1,205	9
Impairments and restructuring	1,183	53,735	(52,552)	(98)	1,201	54,605	(53,404)	(98)
Total operating costs and expenses	61,238	124,576	63,338	51	124,489	194,848	(70,359)	(36)
Loss from operations	$(713)	$(60,204)	$59,491	99	$(600)	$(66,552)	$65,952	99

Provision for income taxes	$129	$438	$(309)	(71)%	$285	$482	$(197)	(41)%

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center Services

Revenues for data center services decreased $1.1 million, or 3%, to $31.2 million for the three months ended June 30, 2010, compared to $32.3 million for the same period in 2009. However, revenues for data center services increased $0.9 million, or 2%, to $65.0 million for the six months ended June 30, 2010, compared to $64.0 million for the same period in 2009. The decrease for the three-month period was primarily driven by our ongoing efforts to proactively churn certain less profitable customer contracts in partner data centers. The increase for the six-month period is primarily due to the generation of higher revenue per square foot from existing and new customers in our data centers, offset by our proactive churn of  less profitable customer contracts in partner data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $4.4 million, or 18%, to $19.8 million for the three months ended June 30, 2010, compared to $24.2 million for the same period in 2009. Direct costs of data center services, exclusive of depreciation and amortization, decreased $4.6 million, or 10%, to $42.8 million for the six months ended June 30, 2010, compared to $47.4 million for the same period in 2009. The decrease in both periods was primarily due to our ongoing efforts to proactively churn certain less profitable customer contracts in partner data centers.

As we sell services in new company-controlled and certain partner data centers, each incremental dollar of revenue generally has higher margins as we offset more fixed costs, improving direct costs of data center services, exclusive of depreciation and amortization, as a percentage of revenue. We believe the demand for data center services continues to outpace industry-wide supply. Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between sites operated by us and partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs, especially rent, of sites operated by us in advance of revenues, these sites are more profitable at certain levels of utilization than the use of partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. We seek to optimize the most profitable mix of available data center space operated by us and our partners.

IP Services

Revenues for IP services decreased $2.8 million, or 9%, to $29.3 million for the three months ended June 30, 2010, compared to $32.1 million for the same period in 2009. Revenues for IP services decreased $5.3 million, or 8%, to $59.0 million for the six months ended June 30, 2010, compared to $64.3 million for the same period in 2009. The decrease in both periods was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 38% and 40% from the three and six months ended June 30, 2009, to the three and six months ended June 30, 2010, respectively, calculated based on an average over the sum of the months in the respective periods.

Direct costs of IP network, sales and services, exclusive of depreciation and amortization, decreased $0.9 million, or 8%, to $11.5 million for the three months ended June 30, 2010, compared to $12.4 million for the same period in 2009. Direct costs of IP network, sales and services, exclusive of depreciation and amortization, decreased $2.3 million, or 9%, to $22.5 million for the six months ended June 30, 2010, compared to $24.8 million for the same period in 2009. Connectivity costs vary based upon customer traffic volume and other demand-based pricing variables. In addition, costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers, which accounted for our decrease in both periods.

Other than direct costs of network, sales and services, compensation has the most pervasive impact on operating costs and expenses. We discuss compensation on an aggregate basis below followed by discussion of functional costs and expenses.

Compensation

Total compensation and benefits, including stock-based compensation, was $13.7 million and $13.9 million for the three months ended June 30, 2010 and 2009, respectively, and $27.4 million and $30.8 for the six months ended June 30, 2010 and 2009, respectively.

For the three months ended June 30, 2010, cash-based compensation and benefits decreased $0.3 million to $12.3 million from $12.6 million for the same period in 2009. The decrease was primarily attributable to credits we recorded of $1.1 million related to prior years’ Georgia Headquarters Tax Credit (“HQC”). The HQC is a state of Georgia sponsored incentive to relocate corporate headquarters to and increase associated employment in Georgia. We record the HQC when approved by the Georgia Department of Revenue and are required to apply the credit against our payroll tax liability. This credit was partially offset by an increase in commissions of $0.5 million and an increase in the 2010 bonus accrual over the prior year accrual of $0.2 million.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended June 30, 2010, cash-based compensation and benefits decreased $2.4 million to $25.0 million from $27.4 million for the same period in 2009. The decrease for the six-month period was primarily attributable to a benefit of $0.9 million as the result of reduced employee headcount, a $1.6 million HQC, $0.9 million related to the transition of our chief executive officer incurred in 2009 and a benefit of $0.4 million related to the reversal of a bonus accrual for the year ended December 31, 2009, offset by a $0.8 million increase in the 2010 bonus accrual and $0.8 million increase in commissions.

Stock-based compensation increased $0.1 million to $1.4 million for the three months ended June 30, 2010 from $1.3 million for the same period in 2009, and decreased $1.0 million to $2.4 million for the six months ended June 30, 2010 from $3.4 million for the same period in 2009. The decrease for the six-month period was primarily attributable to a reduction of stock-based compensation expense of $0.8 million related to the transition of our chief executive officer incurred during the six months ended June 30, 2009. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Direct costs of customer support	$314	$288	$602	$541
Sales and marketing	271	368	527	740
General and administrative	859	652	1,307	2,082
	$1,444	$1,308	$2,436	$3,363

We discuss additional operating expenses with the financial statement captions below.

Direct Costs of Customer Support

Direct costs of customer support increased $0.6 million, or 13%, to $5.0 million for the three months ended June 30, 2010 from $4.4 million for the same period in 2009, and increased $1.5 million, or 17%, to $10.4 million for the six months ended June 30, 2010 from $8.8 million for the same period in 2009. The increase for the three-month period was primarily due to a $0.7 million increase in cash-based compensation and a $0.1 million increase in employee benefits and payroll taxes, partially offset by a $0.3 million HQC. The increase for the six-month period was primarily due to a $1.3 million increase in cash-based compensation, of which $0.3 million was related to the transfer of employees from the sales and marketing support function to the customer support function as described below in “Sales and Marketing,” a $0.4 million increase in employee benefits and payroll taxes and a $0.3 million increase in outside professional services, offset by a $0.5 million HQC.

Direct Costs of Amortization

Direct costs of amortization of acquired technologies decreased $4.3 million, or 81%, to $1.0 million for the three months ended June 30, 2010 from $5.2 million for the same period in 2009, and decreased $4.4 million, or 69%, to $2.0 million for the six months ended June 30, 2010 from $6.4 million for the same period in 2009. In conjunction with consolidating our business segments during the second quarter of 2009, we also performed an analysis of potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge in the second quarter of 2009 of $4.1 million in acquired CDN technology due to a strategic change in how we manage our business.

Sales and Marketing

Sales and marketing costs increased $0.1 million, or 1%, to $7.0 million for the three months ended June 30, 2010, compared to $6.9 million for the same period in 2009 and decreased $0.6 million, or 4%, to $14.1 million for the six months ended June 30, 2010, compared to $14.7 million for the same period in 2009. The decrease for the six-month period was primarily due to a $0.3 million decrease in non-essential sales facilities cost and a $0.3 million transfer of employees from the sales and marketing support function to the customer support function, whereby these positions were redefined and the reporting structure aligned under the customer support function.

General and Administrative

General and administrative costs decreased $2.2 million, or 20%, to $8.8 million for the three months ended June 30, 2010, compared to $10.9 million for the same period in 2009, and decreased $7.7 million, or 32%, to $16.7 million for the six months ended June 30, 2010, compared to $24.4 million for the same period in 2009.

The decrease for the three-month period was primarily caused by a $0.6 million HQC, a $0.6 million decrease in bad debt expense and a $1.0 million decrease in professional services.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease for the six-month period was primarily caused by a $1.1 million decrease in cash-based compensation due to a reduced employee headcount, a benefit of $1.7 million related to cash-based and stock-based compensation for the transition of our chief executive officer incurred in 2009, a $0.9 million HQC, a $0.7 million decrease in bad debt expense, a $3.5 million decrease in professional services, a benefit of $0.4 million related to the reversal of a bonus accrual for the year ended December 31, 2009, offset by a $0.8 million increase in the 2010 bonus accrual. Professional services costs were higher in the prior period due primarily to the use of consultants for finance and temporary information technology and personnel recruiting services.

Depreciation and Amortization

Depreciation and amortization, excluding acquired technologies, increased 5% to $7.0 million for the three months ended June 30, 2010, compared to $6.7 million for the same period in 2009, and increased 9% to $14.8 million for the six months ended June 30, 2010, compared to $13.6 million for the same period in 2009. The increase was primarily due to the effects of our recent expansion of data centers and P-NAP capabilities.

Impairments and Restructurings

Impairments and restructuring for the three months ended June 30, 2010 and 2009 were $1.2 million and $53.7 million, respectively, and for the six months ended June 30, 2010 and 2009 were $1.2 million and $54.6 million, respectively. In conjunction with consolidating our business segments during the second quarter of 2009, we also performed an analysis of potential goodwill impairment. The analysis resulted in an impairment charge of $51.5 million to goodwill in our former CDN services segment, IP services segment and CDN managed servers. The restructuring charge incurred in the three and six months ended June 30, 2010 was primarily related to plan adjustments in sublease income assumptions for certain properties included in our previously disclosed 2007 and 2001 restructuring plans.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million for the three months ended June 30, 2010, compared to $0.4 million for the same period in 2009, and we recorded a provision for income taxes of $0.3 million for the six months ended June 30, 2010, compared to $0.5 million for the same period in 2009. Our effective income tax rate, as a percentage of pre-tax income, for the six months ended June 30, 2010 and 2009, was (23%) and (1%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance against our deferred tax assets of $128.0 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Liquidity and Capital Resources

Cash Flow for the Six Months Ended June 30, 2010 and 2009

Net Cash from Operating Activities

Net cash provided by operating activities was $23.6 million for the six months ended June 30, 2010. Our net loss, after adjustments for non-cash items, generated cash from operations of $19.1 million while changes in operating assets and liabilities generated cash from operations of $4.5 million. We anticipate continuing to generate cash flows from our results of operations, adjusted for non-cash items, and managing changes in operating assets and liabilities toward a net $0 change over time. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment in the six months ended June 30, 2010 was $16.7 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our data centers and P-NAP facilities. Non-cash adjustments also included $2.4 million for stock-based compensation expense. The changes in operating assets and liabilities included a $9.1 million increase in accounts payable primarily as a result of the upgrade and expansion of our data centers, which was offset by a $2.7 million decrease in accrued and other liabilities and deferred revenues and a $1.3 million increase in prepaid expenses, deposits and other assets. Days sales outstanding at June 30, 2010 were 28 days, down from 34 days at June 30, 2009.

Net cash provided by operating activities was $10.0 million for the six months ended June 30, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $10.0 million, while changes in operating assets and liabilities generated cash from operations of less than $0.1 million.

Net Cash from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $24.1 million, due to capital expenditures of $28.5 million, offset by maturities of investments in marketable securities of $4.3 million. Our capital expenditures related to the continued expansion and upgrade of our data center facilities and network infrastructure.

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

Net Cash from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $2.7 million, primarily due to cash received upon the exercise of stock options. We also repaid and re-borrowed $39.0 million on our revolving credit facility to manage net interest income and expense during the six months ended June 30, 2010. As a result of these activities, we had a balance of $20.0 million in notes payable. We may also utilize additional borrowings under our revolving credit facility if we consider it economically favorable to do so.

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

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash, cash equivalents and investments in marketable securities. We may also utilize additional borrowings under our revolving credit facility, especially for capital expenditures, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our existing revolving credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the foreseeable future.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. For the three and six months ended June 30, 2010 and 2009, we had a net loss of $1.3 million and $1.5 million, respectively. As of June 30, 2010, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we are currently in a time of uncertain economic conditions and continue to see signs of cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Short-Term Investments

Short-term investments in marketable securities at June 30, 2010 consisted of auction rate securities and corresponding rights. In October 2008, we received and subsequently accepted an offer providing us with rights (“ARS Rights”), from one of our investment providers to sell at par value auction rate securities originally purchased from the investment provider (approximately $7.2 million) at anytime during a two-year period that began June 30, 2010. The estimated fair values of our auction rate securities and the ARS Rights at June 30, 2010 were $2.7 million and $0, respectively. During the six months ended June 30, 2010, $4.3 million of our auction rate securities were called by the issuer at par value. In addition, we exercised the ARS Rights on June 30, 2010. Subsequent to June 30, 2010, we sold the remaining $2.7 million of the auction rate securities at par value.

Credit Agreement

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

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2010, the revolving credit facility had an outstanding principal amount of $20.0 million due September 14, 2011, a total of $4.2 million of letters of credit issued and $10.8 million in borrowing capacity. The interest rate on the revolving credit facility as of June 30, 2010 was 3.25% based on our bank’s prime rate. In July 2010, we repaid $19.5 million of the outstanding balance.

We have made customary representations, warranties, negative and affirmative covenants to our lender (including certain financial covenants relating to a net funded debt to earnings before interest taxes, depreciation and amortization ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on capital expenditures, customary events of default and certain default provisions that could result in acceleration of all outstanding amounts due under the credit facility). As of June 30, 2010, we were in compliance with these covenants.

We have pledged substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, for the obligations under the credit facility.

Capital Leases

During the six months ended June 30, 2010, we entered into a lease agreement for new data center space in Santa Clara, California and a lease amendment which expanded our data center space in Seattle, Washington. As a result, property and equipment and corresponding capital lease obligations increased by $16.7 million.

We summarize future minimum capital lease payments together with the present value of the minimum lease payments for all capital leases as of June 30, 2010 in note 10 to the accompanying financial statements.

Commitments and Other Obligations

We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future. Service commitments primarily represent purchase commitments made to our largest bandwidth vendors and payments to lease, operate and maintain data center space for resale to customers. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

During the six months ended June 30, 2010, we entered into commitment contracts for $19.1 million primarily related to IP, telecommunications and data center services, as well as information technology support and licensing.

The following table summarizes our credit obligations and future contractual commitments as of June 30, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Revolving credit facility	$21,109	$650	$20,459	$—	$—
Capital lease obligations	33,800	1,180	5,922	6,570	20,128
Operating lease commitments	184,386	12,694	51,282	50,132	70,278
Service and purchase commitments	33,580	9,213	20,446	2,896	1,025
Total	$272,875	$23,737	$98,109	$59,598	$91,431

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

The estimated fair values of our auction rate securities and the ARS Rights at June 30, 2010 were $2.7 million and $0, respectively. During the six months ended June 30, 2010, $4.3 million of our auction rate securities were called by the issuer at par value. In addition, we exercised the ARS Rights on June 30, 2010. Subsequent to June 30, 2010, we sold the remaining $2.7 million of the auction rate securities at par value.

Other Investments

We have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and to date we have recognized $2.9 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of June 30, 2010, our long-term debt consisted of a revolving credit facility of $20.0 million (due September 14, 2011) with an interest rate of 3.25% based on our bank’s prime rate. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. We subsequently repaid $19.5 million on the revolving credit facility in July 2010 and plan to borrow on it from time-to-time, particularly if we consider it economically favorable to do so.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers primarily in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to 30, 2010	18,658	$5.57	—	—
May 1 to 31, 2010	811	5.48	—	—
June 1 to 30, 2010	4,438	5.15	—	—
Total	23,907	$5.49	—	—

*	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

32.2	Section 1350 Certification, executed by George E. Kilguss, III, Chief Financial Officer of Internap.

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

Date: August 4, 2010