Form 10-Q
period 2010-09-30
INTERNAP NETWORK SERVICES CORP
filed 2010-11-04
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

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

As of October 29, 2010, 51,907,929 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Data center services	$31,550	$33,547	$96,468	$97,535
Internet protocol (IP) services	28,765	30,867	87,736	95,175
Total revenues	60,315	64,414	184,204	192,710

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	20,405	24,450	63,232	71,896
IP services	11,162	12,047	33,683	36,844
Direct costs of customer support	5,438	4,767	15,793	13,608
Direct costs of amortization of acquired technologies	979	979	2,937	7,370
Sales and marketing	7,451	5,955	21,577	20,701
General and administrative	7,828	10,626	24,521	35,062
Depreciation and amortization	7,601	7,313	22,388	20,895
Loss (gain) on disposal of property and equipment	(13)	20	7	20
Impairments and restructuring	—	—	1,201	54,608
Total operating costs and expenses	60,851	66,157	185,339	261,004
Loss from operations	(536)	(1,743)	(1,135)	(68,294)

Non-operating expense (income):
Interest income	(2)	(8)	(64)	(131)
Interest expense	618	189	1,439	557
Other, net	4	(11)	40	(125)
Total non-operating expense	620	170	1,415	301

Loss before income taxes and equity in loss (earnings) of equity method investment	(1,156)	(1,913)	(2,550)	(68,595)
Provision for income taxes	634	93	919	575
Equity in loss (earnings) of equity-method investment, net of taxes	(128)	(31)	(277)	57

Net loss	$(1,662)	$(1,975)	$(3,192)	$(69,227)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.06)	$(1.41)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,026	49,638	50,391	49,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,311	$73,926
Short-term investments in marketable securities	—	7,000
Accounts receivable, net of allowance for doubtful accounts of $2,010 and $1,953, respectively	19,886	18,685
Inventory	213	375
Prepaid expenses and other assets	10,361	8,768
Total current assets	98,771	108,754

Property and equipment, net	131,087	91,151
Investments and other related assets	2,140	1,804
Intangible assets, net	15,587	20,782
Goodwill	39,464	39,464
Deposits and other assets	2,903	2,637
Deferred tax asset, non-current, net	2,448	2,910
Total assets	$292,400	$267,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility, current portion	$20,000	$—
Accounts payable	24,288	17,237
Accrued liabilities	8,878	10,192
Deferred revenues, current portion	3,154	3,817
Capital lease obligations, current portion	1,020	25
Restructuring liability, current portion	2,738	2,819
Other current liabilities	133	125
Total current liabilities	60,211	34,215

Revolving credit facility, due after one year	—	20,000
Deferred revenues, less current portion	2,251	2,492
Capital lease obligations, less current portion	19,404	3,217
Restructuring liability, less current portion	5,645	6,123
Deferred rent	16,617	16,417
Other long-term liabilities	535	636
Total liabilities	104,663	83,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized and 51,924 shares outstanding at September 30, 2010; 60,000 shares authorized and 50,763 shares outstanding at December 31, 2009	52	51
Additional paid-in capital	1,228,291	1,221,456
Treasury stock, at cost; 107 and 42 shares at September 30, 2010 and December 31, 2009, respectively	(477)	(127)
Accumulated deficit	(1,039,740)	(1,036,548)
Accumulated items of other comprehensive loss	(389)	(430)
Total stockholders’ equity	187,737	184,402
Total liabilities and stockholders’ equity	$292,400	$267,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(3,192)	$(69,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other intangible asset impairments	—	55,647
Depreciation and amortization	25,325	24,131
Loss on disposal of property and equipment	7	20
Provision for doubtful accounts	1,088	2,081
Equity in loss (earnings) from equity-method investment	(277)	57
Non-cash changes in deferred rent	200	1,282
Stock-based compensation expense	3,551	4,434
Deferred income taxes	462	(293)
Other, net	619	151
Changes in operating assets and liabilities:
Accounts receivable	(2,289)	2,489
Inventory	162	(11)
Prepaid expenses, deposits and other assets	(1,749)	2,897
Accounts payable	7,051	1,486
Accrued and other liabilities	(1,314)	657
Deferred revenues	(904)	990
Accrued restructuring liability	(559)	418
Net cash flows provided by operating activities	28,181	27,209

Cash Flows From Investing Activities:
Purchases of property and equipment	(43,234)	(12,950)
Maturities of investments in marketable securities	7,000	7,224
Proceeds from disposal of property and equipment	12	—
Net cash flows used in investing activities	(36,222)	(5,726)

Cash Flows From Financing Activities:
Proceeds from notes payable	58,500	59,000
Principal payments on notes payable	(58,500)	(59,000)
Payments on capital lease obligations	(204)	(246)
Stock-based compensation plans	2,837	(252)
Other, net	(218)	(87)
Net cash flows provided by (used in) financing activities	2,415	(585)
Effect of exchange rates on cash and cash equivalents	11	30
Net (decrease) increase in cash and cash equivalents	(5,615)	20,928
Cash and cash equivalents at beginning of period	73,926	46,870
Cash and cash equivalents at end of period	$68,311	$67,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,436	$615
Cash paid for income taxes	294	668
Non-cash acquisition of property and equipment under capital leases	16,757	—
Capitalized stock-based compensation	98	14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

NINE MONTHS ENDED SEPTEMBER 30, 2010:
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(3,192)	—	(3,192)
Foreign currency translation adjustment	—	—	—	—	—	41	41
Total comprehensive loss							181,251
Stock compensation plans activity and stock-based compensation expense	1,161	1	6,835	(350)	—	—	6,486
Balance, September 30, 2010	51,924	$52	$1,228,291	$(477)	$(1,039,740)	$(389)	$187,737

NINE MONTHS ENDED SEPTEMBER 30, 2009:
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net loss	—	—	—	—	(69,227)	—	(69,227)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	300	300
Total comprehensive loss							(68,902)
Stock compensation plans activity and stock-based compensation expense	481	1	3,939	257	—	—	4,197
Balance, September 30, 2009	50,705	$51	$1,220,206	$(113)	$(1,036,050)	$(604)	$183,490

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

We provide services at 36 data centers across North America, Europe and the Asia-Pacific region and through 74 Internet Protocol (“IP”) service points, which include 21 content delivery network (“CDN”) points of presence (“POPs”). We also have two additional domestic standalone data center locations and one additional international standalone CDN POP through which we provide IP services by extension. For the nine months ended September 30, 2010, revenues generated, and long-lived assets located outside the United States were less than 10% of our total revenues and assets.

We have prepared our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2010 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2009 from our audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010 or subsequent years.

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

The following tables show operating results for our business segments, along with reconciliations from segment gross profit to loss before income taxes and equity in (loss) earnings of equity-method investment:

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Data Center Services	IP Services	Total
Three Months Ended September 30, 2010:
Revenues	$31,550	$28,765	$60,315
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	20,405	11,162	31,567
Segment gross profit	$11,145	$17,603	28,748

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			29,284
Loss from operations			(536)
Non-operating expense			620
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(1,156)

Three Months Ended September 30, 2009:
Revenues	$33,547	$30,867	$64,414
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	24,450	12,047	36,497
Segment gross profit	$9,097	$18,820	27,917

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			29,660
Loss from operations			(1,743)
Non-operating expense			170
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(1,913)

Nine Months Ended September 30, 2010:
Revenues	$96,468	$87,736	$184,204
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	63,232	33,683	96,915
Segment gross profit	$33,236	$54,053	87,289

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			87,223
Restructuring			1,201
Loss from operations			(1,135)
Non-operating expense			1,415
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(2,550)

Nine Months Ended September 30, 2009:
Revenues	$97,535	$95,175	$192,710
Direct costs of network, sales and services, exclusive of depreciation and amortization, included below	71,896	36,844	108,740
Segment gross profit	$25,639	$58,331	83,970

Other operating costs and expenses, including direct costs of customer support and depreciation and amortization			97,656
Impairments and restructuring			54,608
Loss from operations			(68,294)
Non-operating expense			301
Loss before income taxes and equity in loss (earnings) of equity-method investment			$(68,595)

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ending September 30, 2010, we identified and corrected an error impacting deferred rent expense related to prior years. This adjustment resulted in a decrease in direct costs of data center services of $0.3 million, which we determined to be immaterial to prior year financial statements.

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

The following table displays the activity and balances for the restructuring activities for the nine months ended September 30, 2010 (in thousands):

	December 31, 2009 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	September 30, 2010 Restructuring Liability
Activity for 2010 restructuring charge:
Real estate obligations	$—	$36	$—	$(12)	$24

Activity for 2009 restructuring charge:
Employee terminations	36	—	18	(54)	—
Real estate obligations	178	—	—	(161)	17

Activity for 2007 restructuring charge:
Real estate obligations	6,248	—	977	(1,150)	6,075

Activity for 2001 restructuring charge:
Real estate obligations	2,480	—	226	(439)	2,267

Total	$8,942	$36	$1,221	$(1,816)	$8,383

During the nine months ending September 30, 2010, we made subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. Due to current economic conditions, these adjustments extend the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space. Subsequent plan adjustments of $1.2 million and initial restructuring charges of $0.04 million for the nine months ended September 30, 2010 are included in “Impairments and restructuring” on the accompanying consolidated statements of operations.

Impairments

For purposes of valuing our goodwill and other intangible assets, we have the following three reporting units: IP products, IP services and data center services. The IP products and IP services reporting units have goodwill, while the data center services reporting unit does not have goodwill. We performed our annual impairment review as of August 1, 2010 and concluded that goodwill attributed to our IP products and IP services reporting units was not impaired as the fair value of each reporting units exceeded the carrying value of the reporting unit, including goodwill.

To determine the fair value of our reporting units, we utilize the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests and weight both results equally. We use both methods in our goodwill impairment tests as we believe both, in conjunction with each other, provide a reasonable estimate of the fair value of the reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

We determined the assumptions supporting the discounted cash flow method, including the discount rate, using our best estimates as of the date of the impairment review. We have performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions and there was no impairment indicated in our testing.

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

In addition to our annual test, we also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist on our intangible and long-lived assets. We concluded that no impairment indicators existed to cause us to re-assess our intangible and long-lived assets during the three months ended September 30, 2010.

4.	Stock-Based Compensation

During the three and nine months ended September 30, 2010, we granted 0.1 million and 1.9 million stock options, respectively, and 0.01 million and 0.5 million shares of unvested restricted common stock, respectively. From time-to-time, we acquire shares of treasury stock as payment of taxes due from employees upon vesting of restricted stock, including $0.1 million for each of the three months ended September 30, 2010 and 2009, and $0.3 million for each of the nine months ended September 30, 2010 and 2009. Total stock-based compensation was $1.1 million for each of the three months ended September 30, 2010 and 2009, and $3.6 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively.

5.           Income Taxes

At the end of each quarterly reporting period, we estimate the effective income tax rate we expect to be applicable for the full year. We use the expected effective income tax rate to provide for income taxes on a year-to-date basis. We reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the nine months ended September 30, 2010 and 2009 was (36%) and (1%), respectively. The fluctuation in the effective income tax rate was due to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

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

For the nine months ended September 30, 2010, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

6.           Loss Per Share

We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss available to common stockholders	$(1,662)	$(1,975)	$(3,192)	$(69,227)
Weighted average shares outstanding, basic and diluted	50,026	49,638	50,391	49,058
Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(1.41)

Total anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,926	5,258	5,926	5,258

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, investments in marketable securities and other related assets) measured at fair value on a recurring basis (in thousands):

September 30, 2010:	Level 1	Level 2	Level 3	Total
Available for sale securities:
Money market funds(1)	$19,282	$—	$—	$19,282
	$19,282	$—	$—	$19,282

	Level 1	Level 2	Level 3	Total
December 31, 2009:
Available for sale securities:
Money market funds(2)	$26,019	$—	$—	$26,019
Trading securities:
Auction rate securities(3)	—	—	6,503	6,503
ARS rights(3)	—	—	497	497
	$26,019	$—	$7,000	$33,019

                ________________________
(1)	Included in “Cash and cash equivalents” in the consolidated balance sheet as of September 30, 2010 in addition to $49.0 million of cash.
(2)	Included in “Cash and cash equivalents” in the consolidated balance sheet as of December 31, 2009 in addition to $47.9 million of cash.
(3)
Included in “Short-term investments in marketable securities” in the consolidated balance sheet as of December 31, 2009. ARS rights were rights that entitled us to sell the auction rate securities back to the investment provider at par value.

The following table summarizes changes in fair value of our Level 3 financial assets, auction rate securities and ARS rights, for the nine months ended September 30, 2010 (in thousands):

	Auction Rate Securities	ARS Rights

Balance, January 1, 2010	$6,503	$497
Total gains (losses) (realized and unrealized)	497	(4)
Settlements	(7,000)	(493)
Balance, September 30, 2010	$—	$—

Market risk associated with our variable rate revolving credit facility and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. At September 30, 2010 and December 31, 2009, we estimate that the carrying values of our variable rate revolving credit facility and other liabilities at fixed rates approximated fair value based on current market rates of interest.

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

On September 15, 2010, the Court granted our motion to dismiss in part and denied the individual defendants' motion to dismiss. The Court dismissed plaintiffs' claims under Section 14(a) of the Exchange Act. With respect to plaintiffs' claims under Section 10(b) of the Exchange Act, the Court held that the Amended Complaint failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act, but allowed plaintiffs' one final opportunity to amend the complaint. On October 26, 2010, plaintiffs filed their Third Amended Class Action Complaint. We intend to file a motion to dismiss this complaint.

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

10.           Capital Lease Obligations

During the nine months ended September 30, 2010, we entered into a lease agreement for a new company-controlled data center in Santa Clara, California and a lease amendment which expanded our company-controlled data center in Seattle, Washington. As a result, property and equipment and corresponding capital lease obligations increased by $16.7 million.

As of September 30, 2010, future minimum capital lease payments together with the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2010	$717
2011	2,919
2012	3,003
2013	3,089
2014	3,481
Thereafter	20,125
Remaining capital lease payments	33,334
Less: amounts representing imputed interest	(12,910)
Present value of minimum lease payments	20,424
Less: current portion	(1,020)
$19,404

11.           Commitments

During the nine months ended September 30, 2010, we entered into commitments for $20.8 million primarily related to IP, telecommunications and data center services.

As of September 30, 2010, future minimum payments under all service and purchase commitments are as follows (in thousands):

2010	$4,666
2011	14,035
2012	6,889
2013	1,664
2014	1,456
Thereafter	1,731
$30,441

12.           Credit Agreements

On November 2, 2010, we entered into a new $80.0 million credit agreement (the “Credit Agreement”) which replaced our prior $35.0 million credit facility. Concurrently with the execution of the Credit Agreement, we closed the loans under the Credit Agreement (the “Closing”) and paid off and terminated our prior credit facility, provided that any outstanding letters of credit under the prior credit facility remain in effect until their expiration or replacement.

INTERNAP NETWORK SERVICES CORPORATION
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2010, to effect a smooth transition to the Credit Agreement and obtain approval of increased capital expenditures, we entered into an arrangement with our previous lender to maintain a compensating cash balance in a demand deposit account in an amount in excess of any amounts drawn under our then-existing revolving credit facility, including outstanding letters of credits. At September 30, 2010, the balance of this arrangement was $24.5 million. This arrangement was terminated as a result of entering into the Credit Agreement on November 2, 2010.

Our obligations under the Credit Agreement are secured pursuant to a security agreement (the “Security Agreement”), under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

The Credit Agreement provides for a four-year revolving credit facility in an aggregate amount of up to $40.0 million (the “Revolving Credit Facility”), which includes a $10.0 million sub-limit for letters of credit.

The Credit Agreement also provides for a four-year term loan in the amount of up to $40.0 million (the “Term Loan”). We borrowed $20.0 million under the Term Loan at Closing (the “Initial Term Loan”), and we have a one-time option to borrow an additional $20.0 million under the Term Loan during the two-year period immediately following the Closing (the “Delayed Term Loan”).

We may use the proceeds of the Term Loan and the Revolving Credit Facility to (i) pay off existing indebtedness under our prior credit facility, (ii) fund the fees and expenses incurred in connection with the Credit Agreement, (iii) finance future acquisitions, and (iv) finance capital expenditures and other general corporate purposes. We have no agreements or commitments with respect to any acquisitions at this time.

The interest rate on the Revolving Credit Facility will be either (i) the Base Rate (as defined in the Credit Agreement) plus 1.5 percentage points, or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 3.25 percentage points, as we elect from time to time. The interest rate on the Term Loan will be either (x) the Base Rate plus 3.25 percentage points, or (y) the LIBOR Rate plus 3.25 percentage points, as we elect from time to time.

We must repay the Initial Term Loan annually in an amount equal to 5% of the original principal amount of the Initial Term Loan, to be paid in quarterly installments, with any amount remaining unpaid being due and payable on the fourth anniversary of the Closing (the “Maturity Date”). We must repay the Delayed Term Loan is repayable annually in an amount equal to 5% of the original principal amount of the Delayed Term Loan, to be paid in quarterly installments, with any amount remaining unpaid being due and payable on the Maturity Date.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.

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

We provide services at 36 data centers across North America, Europe and the Asia-Pacific region and through 74 Internet Protocol (“IP”) service points, which include 21 content delivery network (“CDN”) points of presence (“POPs”). We also have two additional domestic standalone data center locations and one additional international standalone CDN POP through which we provide IP services by extension. For the nine months ended September 30, 2010, revenues generated, and long-lived assets located outside the United States (“U.S.”) were less than 10% of our total revenues and assets.

We currently have approximately 2,800 customers across 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service (“SAAS”); hosting and information technology infrastructure; and telecommunications.

During the three months ended September 30, 2010, we opened a new company-controlled data center in Santa Clara, California and expanded one of our company-controlled data centers in Seattle, Washington. These data centers utilize green data center practices to minimize energy consumption and environmental impact. We also expanded our company-controlled data center in Houston, Texas. These expansions collectively added an additional 26,500 net sellable square feet to our company-controlled data center footprint.

Operating Segments

Data Center Services

Data center services, also known as colocation services, primarily include physical space for hosting customers’ network and other equipment as well as associated services such as redundant power and network connectivity, environmental controls and security.

Our data center services complement our high performance IP services for customers who wish to take advantage of locating their network and application assets in secure, high-performance facilities. We operate data centers where customers can host their applications directly on our network to eliminate issues associated with the quality of local connections. Data center services also enable us to have a more flexible product offering, such as bundling our high performance IP connectivity and CDN services, along with hosting customers’ applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by service level agreements and our team of dedicated support professionals. We also provide a managed hosting solution that leverages our IP services. With this service, our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We use a combination of facilities operated by us and by third parties, referred to as company-controlled data centers and partner sites, respectively. We offer a comprehensive solution at 38 service points, consisting of 10 company-controlled data centers and 28 partner sites. We charge monthly fees for data center services based on the amount of square footage and power that our customers use. We also have relationships with various data center providers to extend our private network access points (“P-NAP”) model into markets with high demand.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, during 2010 we increased capital expenditures to expand company-controlled data centers. During the three months ended September 30, 2010, we opened a new company-controlled data center in Santa Clara and expanded one of our company-controlled data centers in Seattle and Houston. These expansions increased the footprint of our company-controlled data centers by 26,500 net sellable square feet, an increase of 28% compared to the net sellable square footage of company-controlled data center we reported as of September 30, 2009.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities, which are highest in the summer for cooling the facilities. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs of company-controlled data centers in advance of revenues, these sites are more profitable at certain levels of utilization than are partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues. We seek to optimize the most profitable mix of available data center space operated by us and our partners.

We have implemented Statement on Auditing Standards No. 70 (“SAS 70”) Type II controls and processes in our company-controlled data centers. Our implementation of SAS 70 Type II controls and processes provides assurances that controls and processes related to our data center security and environmental protection have been suitably designed and are operating effectively to protect and safeguard customers’ equipment. The underlying providers for several of our partner sites have also implemented SAS 70 Type II controls and processes.

IP Services

IP services represent our IP transit activities and include our high-performance Internet connectivity, CDN services and flow control platform (“FCP”) products. Our intelligent routing technology facilitates traffic over multiple carriers’ networks, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. We believe that our unique managed multi-network approach provides better performance, control and reliability as compared to conventional Internet connectivity alternatives.

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

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically located data POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and the analytic tools to allow our customers to refine their marketing programs.

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

Results of Operations

Revenues

We generate revenues primarily from the sale of data center services and IP services. We recognize revenue each month provided that we have entered into a written contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. Data center contracts usually have fixed charges for space occupied, power utilized and cable or fiber connections. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer’s usage of our services exceeds the monthly minimum commitment, we recognize revenue for such excess in the period of usage.

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

If a network access point is not colocated with the respective Internet service provider, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

Direct Costs of Customer Support

Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, we include facilities costs associated with the network operations centers, including costs related to servicing our data center customers, in direct costs of customer support.

Direct Costs of Amortization of Acquired Technologies

Direct costs of amortization are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The carrying value of acquired technologies at September 30, 2010 was $15.4 million and the weighted average remaining life was approximately four years. The carrying value of acquired technologies at December 31, 2009 was $18.4 million.

Sales and Marketing Costs

Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, tradeshows, direct response programs, new service point launch events, management of our external web site and other promotional costs.

General and Administrative Costs

General and administrative costs consist primarily of compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs. General and administrative costs also include consultant fees and non-capitalized prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems.

Three and Nine Months Ended September 30, 2010 and 2009

Overview

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

Total revenues were $60.3 million for the three months ended September 30, 2010, a decrease of $4.1 million, or 6%, compared to $64.4 million for the three months ended September 30, 2009. Data center services revenues were $31.5 million and IP services revenues were $28.8 million for the three months ended September 30, 2010. For the three months ended September 30, 2010, data center services revenues decreased $2.0 million, or 6%, while IP services revenues decreased $2.1 million, or 7%, compared to the same period in 2009.

Total revenues were $184.2 million for the nine months ended September 30, 2010, a decrease of $8.5 million, or 4%, compared to $192.7 million for the nine months ended September 30, 2009. Data center services revenues were $96.5 million and IP services revenues were $87.7 million for the nine months ended September 30, 2010, representing a decrease in data center services revenues of $1.1 million, or 1%, and a decrease in IP services revenues of $7.4 million, or 8%, compared to the same period in 2009.

Total operating costs and expenses, excluding goodwill impairment and restructuring disclosed separately, were $60.9 million and $66.2 million for the three months ended September 30, 2010 and 2009, respectively, and $184.1 million and $206.4 million for the nine months ended September 30, 2010 and 2009, respectively.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 2010, we had $68.3 million in cash and cash equivalents and $40.4 million in debt obligations, which included $20.4 million in capital leases and $20.0 million borrowed under our revolving credit facility. Net cash flows provided by operations were $28.2 million for the nine months ended September 30, 2010.

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (decrease) from September 30, 2009 to September 30, 2010		Nine Months Ended September 30,		Increase (decrease) from September 30, 2009 to September 30, 2010
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Revenues:
Data center services	$31,550	$33,547	$(1,997)	(6)%	$96,468	$97,535	$(1,067)	(1)%
IP services	28,765	30,867	(2,102)	(7)	87,736	95,175	(7,439)	(8)
Total revenues	60,315	64,414	(4,099)	(6)	184,204	192,710	(8,506)	(4)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	20,405	24,450	(4,045)	(17)	63,232	71,896	(8,664)	(12)
IP services	11,162	12,047	(885)	(7)	33,683	36,844	(3,161)	(9)
Direct costs of network, sales and services, exclusive of depreciation and amortization, as a percentage of revenue, show below:
Data center services	64%	72%			65%	73%
IP services	38%	39%			38%	38%

Direct costs of customer support	5,438	4,767	671	14	15,793	13,608	2,185	16
Direct costs of amortization of acquired technologies	979	979	—	—	2,937	7,370	(4,433)	(60)
Sales and marketing	7,451	5,955	1,496	25	21,577	20,701	876	4
General and administrative	7,828	10,626	(2,798)	(26)	24,521	35,062	(10,541)	(30)
Depreciation and amortization	7,601	7,313	288	4	22,388	20,895	1,493	7
Loss (gain) on disposal of property and equipment	(13)	20	(33)	165	7	20	(13)	(65)
Impairments and restructuring	—	—	—	—	1,201	54,608	(53,407)	(98)
Total operating costs and expenses	60,851	66,157	(5,306)	(8)	185,339	261,004	(75,665)	(29)
Loss from operations	$(536)	$(1,743)	$1,207	69%	$(1,135)	$(68,294)	$67,159	98%
Interest expense	$618	$189	$429	227%	$1,439	$557	$882	158%
Provision for income taxes	$634	$93	$541	582%	$919	$575	$344	60%

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2010 and 2009

Data Center Services

Revenues for data center services decreased $2.0 million, or 6%, to $31.5 million for the three months ended September 30, 2010, compared to $33.5 million for the same period in 2009. The decrease was a direct result of our ongoing efforts to proactively churn certain less profitable customer contracts in partner sites.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $4.1 million, or 17%, to $20.4 million for the three months ended September 30, 2010, compared to $24.5 million for the same period in 2009. The decrease was also the result of our ongoing efforts to proactively churn certain less profitable customer contracts in partner sites, partially offset by an increase in facilities costs resulting from our expansion of company-controlled data centers.

IP Services

Revenues for IP services decreased $2.1 million, or 7%, to $28.8 million for the three months ended September 30, 2010, compared to $30.9 million for the same period in 2009. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 22% from the three months ended September 30, 2009 to the three months ended September 30, 2010, calculated based on an average over the sum of the months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.8 million, or 7%, to $11.2 million for the three months ended September 30, 2010, compared to $12.0 million for the same period in 2009. This decrease is due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables. In addition, costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Compensation

Total compensation and benefits, including stock-based compensation, was $14.3 million and $14.1 million for the three months ended September 30, 2010 and 2009, respectively.

Cash-based compensation and benefits were $13.1 million for the three months ended September 30, 2010 compared to $13.0 million for the same period in 2009.

Stock-based compensation was $1.1 million for each of the three months ended September 30, 2010 and 2009. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2010	2009

Direct costs of customer support	$294	$285
Sales and marketing	263	362
General and administrative	557	424
	$1,114	$1,071

Direct Costs of Customer Support

Direct costs of customer support increased $0.6 million, or 14%, to $5.4 million for the three months ended September 30, 2010 compared to $4.8 million for the same period in 2009. The increase was primarily due to additional cash-based compensation related to increased headcount given our expansion of company-controlled data centers and the resulting expansion of our customer support function.

Direct Costs of Amortization

Direct costs of amortization of acquired technologies was $1.0 million for the three months ended September 30, 2010 and 2009.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales and Marketing

Sales and marketing costs increased $1.5 million, or 25%, to $7.5 million for the three months ended September 30, 2010, compared to $6.0 million for the same period in 2009. The increase was primarily due to an increase of $1.0 million in commissions related to an increased number of sales representatives, $0.3 million in marketing and $0.2 million in professional services related to recruiting.

General and Administrative

General and administrative costs decreased $2.8 million, or 26%, to $7.8 million for the three months ended September 30, 2010, compared to $10.6 million for the same period in 2009. The decrease was primarily due to a reduction in employee headcount of $0.4 million, executive severance of $0.5 million that we paid in the prior period and decreases of $1.0 million in professional services and $0.3 million in bad debt expense.

Depreciation and Amortization

Depreciation and amortization, excluding acquired technologies, increased 4% to $7.6 million for the three months ended September 30, 2010, compared to $7.3 million for the same period in 2009. The increase was primarily due to the effects of our expansion of company-controlled data centers and P-NAP infrastructure.

Interest Expense

Interest expense for the three months ended September 30, 2010 and 2009 was $0.6 million and $0.2 million, respectively. The increase in interest expense was primarily due to $16.7 million in new capital lease obligations related to our expansion of company-controlled data centers in Santa Clara, California and expansion of our data center in Seattle, Washington.

Provision for Income Taxes

We recorded a provision for income taxes of $0.6 million for the three months ended September 30, 2010, compared to $0.1 million for the same period in 2009. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended September 30, 2010 and 2009, was (55%) and (5%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

Nine Months Ended September 30, 2010 and 2009

Data Center Services

Revenues for data center services decreased $1.0 million, or 1%, to $96.5 million for the nine months ended September 30, 2010, compared to $97.5 million for the same period in 2009. The decrease was a direct result of our ongoing efforts to proactively churn certain less profitable customer contracts in partner sites.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $8.7 million, or 12%, to $63.2 million for the nine months ended September 30, 2010, compared to $71.9 million for the same period in 2009. The decrease was also the result of our ongoing efforts to proactively churn certain less profitable customer contracts in partner sites, partially offset by an increase in facilities costs resulting from our expansion of company-controlled data centers.

IP Services

Revenues for IP services decreased $7.5 million, or 8%, to $87.7 million for the nine months ended September 30, 2010, compared to $95.2 million for the same period in 2009. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 34% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, calculated based on an average over the sum of the months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $3.1 million, or 9%, to $33.7 million for the nine months ended September 30, 2010, compared to $36.8 million for the same period in 2009. This decrease is due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables. In addition, costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Compensation

Total compensation and benefits, including stock-based compensation, was $41.7 million and $44.9 million for the nine months ended September 30, 2010 and 2009, respectively.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 2010, cash-based compensation and benefits decreased $2.3 million to $38.1 million from $40.4 million for the same period in 2009. The decrease was primarily attributable to a benefit of $0.3 million as the result of reduced employee headcount, executive severance of $0.5 million that we paid in the prior period, a $1.6 million Georgia Headquarters Tax Credit (“HQC”), $0.9 million related to the transition of our chief executive officer incurred in 2009 and a benefit of $0.4 million related to the reversal of a bonus accrual for the year ended December 31, 2009, offset by a $0.5 million increase in our bonus accrual for the year ending December 31, 2010 and a $1.5 million increase in commissions. The HQC is a state of Georgia sponsored incentive to relocate corporate headquarters to and increase employment in Georgia. We record the HQC when approved by the Georgia Department of Revenue and are required to apply the credit against our payroll liability.

Stock-based compensation decreased $0.8 million to $3.6 million for the nine months ended September 30, 2010 from $4.4 million for the same period in 2009. The decrease was primarily attributable to a reduction of stock-based compensation expense of $0.8 million related to the transition of our chief executive officer incurred during the nine months ended September 30, 2009. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2010	2009

Direct costs of customer support	$897	$827
Sales and marketing	790	1,102
General and administrative	1,865	2,505
	$3,552	$4,434

Direct Costs of Customer Support

Direct costs of customer support increased $2.2 million, or 16%, to $15.8 million for the nine months ended September 30, 2010 from $13.6 million for the same period in 2009. The increase was primarily due to a $2.5 million increase in cash-based compensation and employee benefits related to increased headcount given our expansion of company-controlled data centers and the resulting expansion of our customer support function, of which $1.1 million resulted from a transfer of employees from the sales and marketing support function to the customer support function as described below in “Sales and Marketing,” partially offset by $0.3 million related to executive severance incurred in 2009 and the HQC benefit of $0.5 million.

Direct Costs of Amortization

Direct costs of amortization of acquired technologies decreased $4.5 million, or 60%, to $2.9 million for the nine months ended September 30, 2010 from $7.4 million for the same period in 2009. In conjunction with consolidating our business segments during the second quarter of 2009, we also performed an analysis of potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge in the second quarter of 2009 of $4.1 million in acquired CDN technology due to a strategic change in how we manage our business.

Sales and Marketing

Sales and marketing costs increased $0.9 million, or 4%, to $21.6 million for the nine months ended September 30, 2010, compared to $20.7 million for the same period in 2009. The increase was primarily due to a $1.7 million increase in commissions as a result of an increased number of sales representatives, a $0.5 million increase in marketing and a $0.5 million increase in professional services related to recruiting, partially offset by a $0.4 million decrease in non-essential sales facilities cost, a $0.3 million decrease in stock-based compensation and a $1.4 million decrease in cash-based compensation as the result of reduced employee headcount in this function, of which $1.1 million resulted from a transfer of employees from the sales and marketing support function to the customer support function, whereby these positions were redefined and the reporting structure aligned under the customer support function.

General and Administrative

General and administrative costs decreased $10.5 million, or 30%, to $24.5 million for the nine months ended September 30, 2010, compared to $35.0 million for the same period in 2009. The decrease resulted primarily from a $1.5 million decrease in cash-based compensation related to reduced employee headcount, a $0.5 million decrease in severance incurred in 2009, a benefit of $1.7 million related to cash-based and stock-based compensation for the transition of our chief executive officer incurred in 2009, a $0.9 million HQC, a $1.0 million decrease in bad debt expense and a $4.7 million decrease in professional services. Professional services costs were higher in the prior period due primarily to the use of consultants for finance and temporary information technology, personnel recruiting services and higher accounting and audit fees.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization

Depreciation and amortization, excluding acquired technologies, increased 7% to $22.4 million for the nine months ended September 30, 2010, compared to $20.9 million for the same period in 2009. The increase was primarily due to the effects of our expansion of company-controlled data centers and P-NAP infrastructure.

Impairments and Restructurings

Impairments and restructuring for the nine months ended September 30, 2010 and 2009 were $1.2 million and $54.6 million, respectively. In conjunction with consolidating our business segments during the second quarter of 2009, we also performed an analysis of potential goodwill impairment. The analysis resulted in an impairment charge of $51.5 million to goodwill in our IP services segment and former CDN services segment. The restructuring charge incurred in the nine months ended September 30, 2010 was primarily related to plan adjustments in sublease income assumptions for certain properties included in our previously disclosed 2007 and 2001 restructuring plans.

Interest Expense

Interest expense for the nine months ended September 30, 2010 and 2009 was $1.4 million and $0.5 million, respectively. The increase in interest expense is primarily due to the $16.7 million in new capital lease obligations related to our expansion of company-controlled data center in Santa Clara, California and expansion of our data center in Seattle, Washington during 2010.

Provision for Income Taxes

We recorded a provision for income taxes of $0.9 million for the nine months ended September 30, 2010, compared to $0.6 million for the same period in 2009. Our effective income tax rate, as a percentage of pre-tax income, for the nine months ended September 30, 2010 and 2009, was (36%) and (1%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

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

Liquidity and Capital Resources

Cash Flow for the Nine Months Ended September 30, 2010 and 2009

Net Cash from Operating Activities

Net cash provided by operating activities was $28.2 million for the nine months ended September 30, 2010. Our net loss, after adjustments for non-cash items, generated cash from operations of $27.8 million while changes in operating assets and liabilities generated cash from operations of $0.4 million. We anticipate continuing to generate cash flows from our results of operations, adjusted for non-cash items, and managing changes in operating assets and liabilities toward a net $0 change over time. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment in the nine months ended September 30, 2010 was $25.3 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $3.6 million for stock-based compensation expense. The changes in operating assets and liabilities included a $7.0 million increase in accounts payable primarily due to expenses incurred as a result of the upgrade and expansion of our company-controlled data centers, which was offset by a $2.2 million decrease in accrued and other liabilities and deferred revenues, a $2.3 million increase in accounts receivable and a $1.7 million increase in prepaid expenses, deposits and other assets. Days sales outstanding at September 30, 2010 were 30 days, down from 34 days at September 30, 2009.

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

Net Cash from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $36.2 million, due to capital expenditures of $43.2 million, offset by maturities of investments in marketable securities of $7.0 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Net cash used in investing activities for the nine months ended September 30, 2009 was $5.7 million, due to capital expenditures of $13.0 million, offset by maturities of investments in marketable securities of $7.2 million. Our capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $2.4 million, primarily due to cash received upon the exercise of stock options. We also repaid and re-borrowed $58.5 million on our revolving credit facility. As a result of these activities, we had a balance of $20.0 million in notes payable.

Net cash used in financing activities for the nine months ended September 30, 2009 was $0.6 million, primarily due to $0.3 million for the acquisition of shares of treasury stock as payment of taxes due from employees for stock-based compensation and payments on capital leases of $0.2 million. We also repaid and re-borrowed $59.0 million on our revolving credit facility.

Liquidity

We continue to monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash and cash equivalents. We may also utilize additional borrowings under our new credit facility described below in “Credit Facility,” especially for capital expenditures, particularly if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from the sales of our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our new credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. For the three and nine months ended September 30, 2010, we had a net loss of $1.7 million and $3.2 million, respectively. As of September 30, 2010, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we are currently in a time of uncertain economic conditions and continue to see signs of cautious behavior from our customers. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Credit Agreements

As of September 30, 2010, we had a revolving credit facility of $35.0 million with a letter of credit sublimit of $7.0 million and an option to enter into a lease financing agreement not to exceed $10.0 million. This revolving credit facility was available to finance working capital, capital expenditures and other general corporate purposes. We made customary representations, warranties, negative and affirmative covenants to our lender (including certain financial covenants relating to a leverage ratio, a debt service coverage ratio and a minimum liquidity requirement, as well as a prohibition against paying dividends, limitations on capital expenditures, customary events of default and certain default provisions that could result in acceleration of all outstanding amounts due under the credit facility). As of September 30, 2010, we were in compliance with these covenants.

As of September 30, 2010, the revolving credit facility had an outstanding principal amount of $20.0 million (due September 2011), a total of $4.1 million of letters of credit issued and $10.9 million in borrowing capacity. The interest rate on the revolving credit facility as of September 30, 2010 was 3.25% based on our bank’s prime rate. Subsequent to September 30, 2010, we repaid $19.5 million of the outstanding balance. To effect a smooth transition to our new Credit Agreement (described below and in note 12 to the accompanying financial statements) and obtain approval of increased capital expenditures, we entered into an arrangement with our lender to maintain a compensating cash balance in a demand deposit account in an amount in excess of any amounts drawn under our then-existing revolving credit facility, including outstanding letters of credits. At September 30, 2010, the balance of this arrangement was $24.5 million. This arrangement was terminated as a result of entering into the Credit Agreement on November 2, 2010.

On November 2, 2010, we entered into an $80.0 million credit agreement (the “Credit Agreement”), which replaced our prior $35.0 million credit facility described above. Concurrently with the execution of the Credit Agreement, we closed the loans under the Credit Agreement and paid off and terminated our prior credit facility, provided that any outstanding letters of credit under the prior credit facility remain in effect until their expiration or replacement.

INTERNAP NETWORK SERVICES CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Leases

During the nine months ended September 30, 2010, we entered into a lease for a new company-controlled data center in Santa Clara, California and a lease amendment which expanded our company-controlled data center in Seattle, Washington. As a result, property and equipment and corresponding capital lease obligations increased by $16.7 million compared to the nine months ended September 30, 2009.

We summarize future minimum capital lease payments together with the present value of the minimum lease payments for all capital leases as of September 30, 2010 in note 10 to the accompanying financial statements.

Commitments and Other Obligations

We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future. Service commitments primarily represent purchase commitments made to our largest bandwidth vendors and payments to lease, operate and maintain data centers for resale to customers. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the purchase commitments and other obligations with corresponding revenue growth.

During the nine months ended September 30, 2010, we entered into commitments for $20.8 million primarily related to IP, telecommunications and data center services.

The following table summarizes our credit obligations and future contractual commitments as of September 30, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Revolving credit facility	$20,064	$20,064	$—	$—	$—
Capital lease obligations	33,334	714	5,922	6,570	20,128
Operating lease commitments	179,190	6,522	51,721	50,519	70,428
Service and purchase commitments	30,441	4,666	20,924	3,120	1,731
Total	$263,029	$31,966	$78,567	$60,209	$92,287

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan, our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and to date we have recognized $2.8 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of September 30, 2010, our long-term debt consisted of $20.0 million borrowed under our revolving credit facility with an interest rate of 3.25% based on our bank’s prime rate. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we maintain a comparable amount of outstanding principal throughout the year. On November 2, 2010, we repaid the remaining balance outstanding on our prior revolving credit facility in conjunction with our new $80.0 million Credit Agreement as discussed in note 12 to the accompanying financial statements.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers primarily in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

On September 15, 2010, the Court granted our motion to dismiss and denied the individual defendants' motion to dismiss. The Court dismissed plaintiffs' claims under Section 14(a) of the Exchange Act. With respect to plaintiffs' claims under Section 10(b) of the Exchange Act, the Court held that the Amended Complaint failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act, but allowed plaintiffs' one final opportunity to amend the complaint. On October 26, 2010, plaintiffs filed their Third Amended Class Action Complaint. We intend to file a motion to dismiss this complaint.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010, except for the risk factor appearing below which we have updated to reflect the terms of our new $80.0 million Credit Agreement entered into on November 2, 2010:

Our existing Credit Agreement puts limitations upon us.

Our new Credit Agreement, which we entered into on November 2, 2010 and which expires in November 2014, puts operating and financial limitations on us and requires us to meet certain financial covenants. These limitations may negatively impact our business, consolidated financial condition, results of operations and cash flows by limiting or prohibiting us from engaging in certain transactions. Our Credit Agreement contains certain covenants, including those that limit our ability to incur further indebtedness, make acquisitions or investments above identified amounts and create liens on our assets, in addition to covenants that require us to maintain minimum liquidity levels and a fixed charge coverage ratio.

If we do not satisfy these covenants, we would be in default under the Credit Agreement. Any defaults, if not waived, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the Credit Agreement on terms that are acceptable to us, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

Finally, our ability to access the capital markets may be limited at a time, including upon maturity, when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to 31, 2010	502	$4.80	—	—
August 1 to 31, 2010	5,562	4.36	—	—
September 1 to 30, 2010	3,313	4.55	—	—
Total	9,377	$4.45	—	—

______________________
*	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

32.2	Section 1350 Certification, executed by George E. Kilguss, III, Chief Financial Officer of Internap.

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

Date: November 4, 2010