Form 10-K
period 2010-12-31
INTERNAP NETWORK SERVICES CORP
filed 2011-02-24
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $210,037,166 based on a closing price of $4.17 on June 30, 2010, as quoted on the NASDAQ Global Market.

As of February 17, 2011, 51,936,617 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our audited consolidated financial statements included herein, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in this Annual Report on Form 10-K under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “Internap” or the “Company” refer to Internap Network Services Corporation.

PART I

ITEM 1. BUSINESS

Overview

Internap provides high-performance IT infrastructure services that enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. Our colocation, connectivity and managed hosting solutions are differentiated by superior performance, availability and support.

Data center services are comprised of colocation and managed hosting. Colocation allows our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Our managed hosting services increase our customers’ operating flexibility while eliminating the need to provision and manage their own data centers, servers, storage and operating systems.

We sell our colocation and/or managed hosting services at 37 data centers across North America, Europe and the Asia-Pacific region. We refer to nine of these facilities as “company-controlled,” meaning we control the data centers’ operations and infrastructure and have directly negotiated long-term leases with the properties’ lessors. We refer to the remaining 28 data centers as “partner” sites. In these locations, we typically do not control operations and infrastructure, and lease terms are shorter than those in company-controlled properties. Our company-controlled facilities feature our enhanced IP connectivity, are designed and operated to be fully-secure and provide best-in-class power and environmental reliability.

During 2010, we opened a new company-controlled data center in Santa Clara, California and expanded one of our company-controlled data centers in Seattle, Washington. These data centers utilize green data center practices to minimize energy consumption and environmental impact. We also expanded our company-controlled data centers in Houston, Texas and Boston, Massachusetts. These new and expanded data centers collectively added 30,000 net sellable square feet to our company-controlled data center footprint.

IP services include our patented Performance IP™ service, our XIP™ Acceleration-as-a-Service solution, our content delivery network (“CDN”) and flow control platform (“FCP”) products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. Our IP services are sold through 76 Internet Protocol (“IP”) service points around the world, which include 20 CDN points of presence (“POPs”) and one additional standalone CDN POP. Our service level agreements (“SLAs”) guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity which typically only guarantee performance on their own network.

We currently have approximately 2,700 customers across 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service (“SaaS”); hosting and information technology infrastructure; and telecommunications. For the year ended December 31, 2010, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

We were incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. Our principal executive offices are located at 250 Williams Street, Atlanta, Georgia 30303, and our telephone number is (404) 302-9700. Our common stock trades on the NASDAQ Global Market under the symbol “INAP.” Our website address is www.internap.com.

Industry Background

The Need to Reduce IT Costs While Improving Performance and Capabilities

Businesses need to focus on their core competencies, while using the latest technologies to effectively manage their data. Rapid shifts in technology and the associated costs of training employees, as well as costs to maintain or upgrade equipment and facilities to support more complex applications, have led companies to increasingly outsource their IT infrastructure. Because IT outsourcing providers specialize and can purchase and deploy capabilities at scale, they can provide IT Infrastructure services as a more cost effective solution to lower IT costs for these companies.

The Growing Demand for Secure and Reliable Data Center and Managed Hosting Environments

Businesses and organizations continue to move more data, applications and operations online, creating a demand for secure and reliable data center environments. Many companies do not have the capital or the time to manage ongoing data center operations for their business. As a result, we provide companies secure, offsite environments for their equipment or an outsourced hosting service for their applications and business-critical websites. Our data centers improve a company’s ability to directly connect to network service providers (“NSPs”), which avoids local loops and mitigates online risk.

The Problem of Inefficient Routing of Data Traffic on the Internet

An individual internet service provider (“ISP”) only controls the routing of data within its network and its routing practices tend to compound the inefficiencies of the Internet. When an ISP receives a packet that is not destined for one of its own customers, it must route that packet to another ISP to complete the delivery of the packet over the Internet. An ISP will often route the data from private connections, or peered data, to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible to reduce capacity and management burdens on its own transport network. Once the origination traffic leaves the network of an ISP, SLAs with that ISP typically do not apply since that carrier cannot control the service quality on the network of another ISP. Consequently, to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. For customers of conventional Internet connectivity providers, this transfer can result in lost data, slower and more erratic transmission speeds and an overall lower quality of service, especially where the ISP is not familiar with the performance of the destination network. The quality of service can be further degraded by basic routing protocols that make assumptions about the “best” path or network to route traffic to, without consideration of the performance of that network. Equally important, customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels, such as poor data transmission performance or service failures. As a result, it is virtually impossible for a single ISP to offer a high quality of service across disparate networks.

The Importance of the Internet for Business-Critical Internet-Based Applications

The Internet is the communications platform for an ever-increasing number of business-critical Web- and Internet-based applications, such as those relating to electronic commerce, Voice over IP (“VoIP”), supply chain management, customer relationship management, project coordination, streaming media, video conferencing and collaboration. Businesses are redesigning their information technology operations models to take advantage of new, more cost-effective application delivery models, such as SaaS, hosting and cloud computing. These new delivery models rely on the Internet as the primary means of communicating with customers and users. This results in enhanced expectations of performance, availability and transparent delivery for the business application to work as expected. Businesses often are unable to benefit from the full potential of the Internet. The emergence of technologies and applications that rely on network quality and require consistent, high-speed data transfer are often hindered by inconsistent performance.

The Growing Demand for Delivery of Rich Media Content over the Internet

The proliferation of Internet-connected devices and broadband Internet connections coupled with increased consumption of media over the Internet including personalized media content have created a demand for delivery of rich media content. Increasingly, as the volume and quality of dynamic content progresses, viewers spend more time using the Internet and expect superior performance regardless of the type of website they visit. Companies that need to deliver rich media content can utilize basic Internet connectivity or a CDN. But due to its inherent weaknesses, delivery of rich media content over the Internet is not reliable. To overcome this problem, companies can either invest substantial capital to build the infrastructure to bypass the public Internet or utilize a third party’s CDN.

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

Data Center Services

Our data center services segment includes colocation services, which involve physical space for hosting customers’ IT infrastructure network and other equipment as well as associated services such as redundant power and network connectivity, environmental controls and security. The segment also includes managed hosting services whereby our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth.

Our data center services enable us to have a more flexible product offering and bundle these services with our high performance IP connectivity and CDN services, along with hosting customers’ infrastructure, data or applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by SLAs and our team of dedicated support professionals.

We use a combination of company-controlled data centers and partner sites. We offer a comprehensive solution at 37 data centers, consisting of nine company-controlled data centers and 28 partner sites. We charge monthly fees for data center services based on the amount of square footage and power that our customers use. We also have relationships with various data center providers to extend our P-NAP model into markets with high demand.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, we increased our capital expenditures, which allowed us to open a new company-controlled data center in Santa Clara and expand three of our company-controlled data centers in Seattle, Houston and Boston. These expansions increased the footprint of our company-controlled data centers by 30,000 net sellable square feet.

As a service provider, in today’s global economy, we must demonstrate that we have adequate controls and safeguards in place to protect our customers’ infrastructure in our data centers. To do this, we utilize a third-party service auditor (an independent accounting firm) to perform an examination in accordance with Statement on Auditing Standards No. 70 (commonly referred to as a “SAS 70” Audit) and issue a Type II report which includes a description of our controls, along with detailed testing of the design and operation of these controls. We have SAS 70 Audits performed at our company-controlled data centers every six months. Additionally, the underlying providers for several of our partner sites also have SAS 70 Audits performed and we have obtained and reviewed these reports to our satisfaction.

IP Services

IP services represent our IP transit activities and include our patented Performance IP service, XIP Acceleration-as-a-Service solution,, CDN services, FCP products and a new public cloud storage service in its beta stage. Our intelligent routing technology facilitates traffic over multiple carriers’ networks, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. We believe that our unique managed multi-network approach provides better performance, control and reliability as compared to conventional Internet connectivity alternatives.

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

Data Centers, Network Access Points and Points of Presence

We provide services through our network access points across North America, Europe and the Asia-Pacific region. Our P-NAPs and data centers feature multiple direct high-speed connections to major NSPs. We provide access to the Internet for our CDN customers through our CDN POPs. As of December 31, 2010, we provided services worldwide through 76 IP service points, which includes 21 CDN POPs and 37 data centers. We directly operate nine of these data center sites and have operating agreements with third parties for the remaining locations. We have P-NAPs, CDN POPs and/or data centers in the following markets, some of which have multiple sites:

Internap operated	Domestic sites operated under third party agreements		International sites operated under third party agreements
Atlanta	Atlanta	Orange County	Amsterdam	Paris
Boston	Chicago	San Diego	Frankfurt	Singapore
Houston	Dallas	Philadelphia	Hong Kong	Sydney
New York	Denver	Phoenix	London	Tokyo(1)
Santa Clara	Los Angeles	San Francisco	Osaka(1)	Toronto
Seattle	Miami	San Jose
	New York	Santa Clara
	Oakland	Seattle
Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation.

Financial Information about Geographic Areas

For each of the three years ended December 31, 2010, we derived less than 10% of our total revenues from operations outside the United States.

Sales and Marketing

Our sales and marketing objective is to achieve market penetration and increase brand recognition among business customers in key industries that use the Internet for strategic and business-critical operations. We employ a direct sales team with extensive and relevant sales experience in our target markets. Our sales offices are located in key cities across North America, as well as an office in the United Kingdom.

To support our sales efforts and promote the Internap brand, we conduct comprehensive marketing programs. Our marketing strategies include advertising, online marketing, social media, participation at trade shows, email marketing programs, facility open houses, an active public relations and analyst relations program and continuing customer communications.

Research and Development

Research and development costs, which include product development costs, are included in general and administrative cost and are expensed as incurred. These costs primarily consist of compensation and consulting fees related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $1.9 million, $3.8 million and $5.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. These costs do not include $0.9 million, $0.9 million and $1.4 million of internal-use software costs capitalized during the years ended December 31, 2010, 2009 and 2008, respectively.

Customers

As of December 31, 2010, we had approximately 2,700 customers. We provide services to customers in a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including SaaS; hosting and information technology infrastructure; and telecommunications. Our customer base, however, is not concentrated in any particular industry. In each of the past three years, no single customer accounted for 10% or more of our net revenues.

Competition

The market for our services is intensely competitive and is characterized by technological change, the introduction of new products and services and price erosion. We believe that the principal factors of competition for service providers in our target markets include speed and reliability of connectivity, quality of facilities, level of customer service and technical support, price and brand recognition. We believe that we compete favorably on the basis of these factors.

Our current and potential competition primarily consists of:

●	colocation and hosting providers, including Equinix, Inc.; Terremark Worldwide, Inc.; NaviSite, Inc.; Rackspace, Inc.; Quality Technology Services and Savvis, Inc;
●
NSPs that provide connectivity services, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc.; Global Crossing Limited and Verio, an NTT Communications Company;

●
providers of specific applications or services, such as content delivery, security or storage such as Akamai Technologies, Inc.; Limelight Networks, Inc.; CD Networks Co., Ltd.; Mirror Image Internet, Inc.; Symantec Corporation; Network Appliance, Inc. and Virtela Communications, Inc.; and

●	software-based, Internet infrastructure companies focused on IP route control and wide area network optimization products such as Riverbed Technology, Inc.; F5 Networks, Inc. and Radware Ltd.

Competition has resulted, and will likely continue to result, in price pressure on us. Many of our competitors have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, engineering, technical and other resources than we have. As a result, these competitors may be able to introduce emerging technologies on a broader scale and adapt to changes in customer requirements, potentially at lower costs, or to devote greater resources to the promotion and sale of their services and products. In all of our markets, we also may face competition from newly established competitors, suppliers of services or products based on new or emerging technologies and customers that choose to develop their own network services or products. We also may encounter further consolidation in the markets in which we compete, such as the recent announcements of the acquisitions of Terremark Worldwide, Inc. and NaviSite, Inc. Increased competition could result in pricing pressures, decreased gross margins and loss of market share, which may materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2010, we had 21 patents (16 issued in the United States and 5 issued internationally) that extend to various dates between 2017 and 2027, and 12 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2010, we had 416 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. We consider the relationships with our employees to be good. Competition for technical personnel in the industries in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. We can offer no assurances that we will be successful in recruiting and retaining qualified employees in the future.

ITEM 1A.  RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a materially adverse impact on our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. You should carefully consider these risks. These risks are not the only ones we may face. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect us. If any of the events or circumstances described in the following risks occurs, our business, consolidated financial condition, results of operations, cash flows or any combination of the foregoing, could be materially and adversely affected.

Our risks are described in detail below; however, the more significant risks we face can be summarized into several broad categories, including:

The future evolution of the technology industries in which we operate is difficult to predict, highly competitive and requires continual innovation and development, strategic planning, capital investment, demand planning and space utilization management to remain viable. We face on-going challenges to develop new services and products to maintain current customers and obtain new ones, whether in a cost-effective manner or at all. In addition, technological advantages typically devalue rapidly creating constant pressure on pricing and cost structures and hinder our ability to maintain or increase margins.

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

Our business model involves designing, deploying and maintaining a complex set of network infrastructures at considerable capital expense. We invest significant resources to help maintain the integrity of our infrastructure and support our customers; however, we face constant challenges related to our network infrastructure, including capital forecasting, demand planning, space utilization management, physical failures, obsolescence, maintaining redundancies, security breaches, power demand and other risks.

Our financial results have fluctuated over time and we have a history of losses, including in each of the past three years. We have also incurred significant charges related to impairments and restructuring efforts, which, along with other factors, may contribute to volatility in our stock price.

Risks Related to our Industries

We cannot predict with certainty the future evolution of the market for technology and products, and may be unable to respond effectively and on a timely basis to rapid technological change.

Our industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services or products obsolete and unmarketable. Our failure to anticipate the prevailing standards, to adapt our technology to any changes in the prevailing standards or the failure of common standards to emerge could materially and adversely affect our business. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternative access devices and technologies. If the Internet becomes subject to a form of central management, or if NSPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our IP and CDN services could be materially and adversely affected. Likewise, technological advances in computer processing, storage, capacity, component size or advances in power management could change which could result in a decreased demand for our data center and managed hosting services.

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

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and product upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

●	sourcing, identifying, obtaining and maintaining qualified research and development staff with the appropriate skill and expertise;
●	managing the length of the development cycle for new products and product enhancements, which historically has been longer than expected;
●	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors’ and customers’ services and products;
●	entering into new or unproven markets where we have limited experience;
●	managing new product and service strategies and integrating those with our existing services and products;
●	incorporating acquired products and technologies;
●	trade compliance issues affecting our ability to ship new products to international markets;
●	developing or expanding efficient sales channels; and
●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

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

Our capital investment strategy for data center and IT infrastructure expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected.

Our strategic decision to invest capital in expanding our data center and IT infrastructure in 2011 and beyond is based on significant assumptions relative to expected growth of these markets, our competitors’ plans, current and expected occupancy rates and similar factors. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, will be accurate. Errors or imprecision in these estimates, especially those related to customer demand, could cause actual results to differ materially from expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

We may experience difficulties in executing our capital investment strategy to expand our IT infrastructure, upgrade existing facilities or establish new facilities, products, services or capabilities.

As part of our strategy, we may continue to expand our IT infrastructure, particularly into new geographic markets. We expect that we may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower pace than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

●	identify and obtain the use of locations meeting our selection criteria on competitive terms;
●	estimate costs and control delays;
●	obtain necessary permits on a timely basis, if at all;
●	generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans;
●	establish key relationships with IT infrastructure providers; and
●	hire, train, retain and manage sufficient additional operational and technical employees as well as supporting personnel.

If we encounter greater than anticipated difficulties in implementing our expansion plans, are unable to deploy new IT infrastructure or do not adequately control expenses associated with the deployment of new IT infrastructure, it may be necessary to take additional actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our estimation of future data center space needs may be inaccurate, leading to missed sales opportunities or additional expenses through unnecessary carrying costs.

Adding data center space involves significant capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. Errors or imprecision in these estimates or the data on which the estimates are based could result in either an oversupply or undersupply of space and cause actual results to differ materially from expected results and correspondingly have a material adverse impact on our business, consolidated financial condition, results of operations and cash flows.

Pricing pressure may continue to decrease our revenue for certain services such as Internet connectivity, data transit and data storage services.

Pricing for Internet connectivity, data transit and data storage services has declined significantly in recent years and may continue to decline, which would significantly impact our IP services segment. By bundling their services and reducing the overall cost of their service offerings, certain of our competitors may be able to provide customers with reduced costs in connection with their Internet connectivity, data transit and data storage services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition, significant price deflation and other related competitive pressures have eroded, and could continue to erode, our revenue and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on NSPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even if accompanied with an increased number of customers.

We may not be able to compete successfully against current and future competitors.

The markets in which we compete are highly competitive, as evidenced by continued pricing pressure for Internet connectivity services, continued consolidation in the industry via mergers and acquisitions (such as the recently-announced acquisitions of Terremark Worldwide, Inc. and NaviSite, Inc.), and the significant capital invested in data center expansions, managed hosting infrastructure and cloud computing and storage capabilities by our competitors. We expect competition to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities, capital or support capabilities to compete successfully. Our competitors currently include: colocation and managed hosting providers; NSPs that offer Internet access; global, national and regional NSPs and ISPs; providers of specific applications or service offerings such as content delivery, security or storage; software-based and other IT infrastructure providers and manufacturers. In addition, NSPs and ISPs may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our services and products.

In addition, we expect that we will face additional competition as we expand our product offerings, including competition from technology and telecommunications companies, as well as non-technology companies which are entering the market through leveraging their existing or expanded cloud infrastructure, such as Amazon. A number of telecommunications companies, NSPs and ISPs have offered or expanded their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loops. Many of our existing and future competitors may have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we have. As a result, our competitors may have significant advantages over us and may be able to respond more quickly to emerging technologies and ensuing customer demands. Increased competition and technological advancements by our competitors could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

The market in which we operate is highly competitive and is likely to consolidate, and we may lack the financial and other resources, expertise or capability necessary to capture increased market share or maintain our market share.

We compete in the IT Infrastructure services market. This market is rapidly evolving, highly competitive and likely to be characterized by overcapacity and industry consolidation. Our competitors may consolidate with one another or acquire software-application vendors or technology providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Further, our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. Many of our competitors may be able to:

●	develop and expand their IT infrastructure and service offerings more rapidly;
●	adapt to new or emerging technologies and changes in customer requirements more quickly;
●	take advantage of acquisitions and other opportunities more readily; or
●	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

We may lack the financial and other resources, expertise or capability necessary to maintain or capture increased market share in the future.

Failure to retain existing customers or add new customers may cause declines in revenue.

In addition to adding new customers, we must sell additional services to existing customers as well as encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher price or level of service, if at all. Due to the significant upfront costs of implementing IT infrastructure, if our customers fail to renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional infrastructure on-line.

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

If our customers do not renew their agreements with us or if they renew on less favorable terms, our revenue may decline and our business may suffer. Similarly, our customer agreements often provide for minimum commitments that may be significantly below our customers’ historical usage levels. Consequently, these customers could significantly curtail their usage without incurring any incremental fees under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

We have a long sales cycle for our services and products and the implementation efforts required by customers to activate our services and products can be substantial.

Our services and products are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to outsource part or their entire IT infrastructure typically involves a significant commitment of resources. Some customers may be reluctant to enter into an agreement with us due to their inability to accurately forecast future demand, delay in decision-making or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

We may lose customers if they elect to develop or maintain part or all of their IT infrastructure services or products internally.

Our customers and potential customers may decide to develop or maintain their own IT infrastructure rather than outsource to services providers like us. These in-house IT infrastructure services could be perceived to be superior or more cost effective compared to our IT infrastructure services. If we fail to offer IT infrastructure services that compete favorably with in-sourced services, if we fail to differentiate our IT infrastructure services or if competitors introduce new IT infrastructure services that compete with or surpass the quality or the price/performance of our IT infrastructure services, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business, consolidated financial condition and results of operations would suffer as a result.

In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services or products. If this occurs, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments in the future, it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

If governments modify or increase regulation of the Internet, or goods or services necessary to operate the Internet or our IT infrastructure, our services could become more costly.

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, regulation of broadband providers and broadband Internet access, enhanced data privacy and retention legislation and various energy regulations. Additionally, potential laws and regulations not specifically directed at the Internet, but targeted at goods or services necessary to operate the Internet, could have a negative impact on us. Of specific concern are the legal, political and scientific developments regarding climate change. These factors may impact the delivery of our services or products by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

We face the risk that the Federal Communications Commission (“FCC”) may increase regulation or that Congress or one or more states will approve legislation significantly affecting our business. For example, Congress and the FCC are considering various forms of “net neutrality” regulations intended to preserve the open Internet. While aimed primarily at regulating fixed and mobile broadband Internet providers, the regulation contemplates extending to periphery Internet “edge” and “specialized services” providers, of which we may be included. The adoption of any future laws or regulations, or modification of existing laws to include our company, products or services, might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet, Internet access or IP services or otherwise increase the cost of doing business on the Internet. Also, our company, products or services could be reclassified so that we are covered by legislation not intended for our business, but which, because of the classification, we become subject to. Any of these actions could significantly harm our customers or us.

In addition, laws relating to the liability of private network operators and information carried on or disseminated through their networks are unsettled, both in the U.S. and abroad. The nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy, consumer protection and other issues are uncertain and developing. We may become subject to legal claims such as defamation, invasion of privacy or copyright infringement in connection with content stored on or distributed through our network. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Risks Related to our Business

We depend on third-party suppliers for key elements of our IT infrastructure. If we are unable to obtain these items on a cost-effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

In delivering our services, we rely on a number of Internet networks, many of which are built and operated by third parties. To provide high performance connectivity services to our customers through our network access points, we purchase connections from several NSPs. We can offer no assurances that these NSPs will continue to provide service to us on a cost-effective basis or on competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand or to expand our business. Consolidation among NSPs limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other NSPs that may emerge or that are significant in geographic areas, such as Asia, India and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and materially and adversely affect our business.

We also depend on other companies to supply various key elements of our network infrastructure, including the network access loops between our network access points and our NSP, local loops between our network access points and our customers’ networks and certain end-user access networks. Pricing for such network access loops and local loops has risen significantly over time and operators of these networks may take measures, such as the deployment of a variety of filters, that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to the same or similar availability and pricing issues.

For data center and managed hosting facilities, we rely on a number of vendors to provide physical space, convert or build space to our specifications; provide power, internal cabling and wiring, climate control and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and managed hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering new leases, or not able to contain cost for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

In addition, we currently purchase infrastructure equipment such as servers, routers, switches and storage components from a limited number of vendors. We do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could materially and adversely affect our results.

Any failure of our physical IT infrastructure could lead to significant costs and disruptions that could harm our business reputation, consolidated financial condition, results of operations and cash flows.

Our business depends on providing customers with highly-reliable service. We must protect our IT infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

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

Problems at one or more of the data centers operated by us or our partner sites, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have SLAs that require us to meet minimum performance obligations. As a result, service interruptions or equipment damage in our data centers could impact our ability to maintain performance obligations in our SLAs to these customers and we could face claims related to such failures. We have in the past given credits to our customers as a result of service interruptions due to equipment failures. Because our data centers are critical to our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a problem at one of our data centers.

Any loss of services, equipment damage or inability to meet performance obligations in our SLAs could reduce the confidence of our customers and could result in lost customers or an inability to attract new customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon NSPs and telecommunications carriers in the U.S., Europe and Asia-Pacific region, some of whom have experienced significant system failures and electrical outages in the past. Users of our services may experience difficulties due to system failures unrelated to our systems and services. If, for any reason, these providers fail to provide the required services, our business, consolidated financial condition, results of operations and cash flows could be materially adversely impacted.

Our business operations depend on contracts with vendors and suppliers who may not meet their contractual obligations.

We maintain contracts with third-party vendors that govern various aspects of our services and products. Tracking, monitoring and managing these contract and vendor relationships is critical to our business operations; however, we have limited control over the performance of these contracts by the vendors related to the terms, conditions or contractual obligations contained therein. Even if these contracts contain terms favorable to us in the event of a breach, there is no guarantee the damages due us under the contract would cover the losses suffered or would even be paid. Also, each contract contains specific terms and conditions that may change over time based on contract expiration, assignment, assumption or renegotiation. There is no guarantee that these changes would be favorable to us, and to the event they were not, our operations could be materially impacted.

These contracts may contain clauses, provisions, triggers, rights, options or obligations that result in favorable or non-favorable impacts on us depending on actions taken, or not taken. While we intend to pursue all contractual provisions favorable to our business, the appropriate actions under a particular contract may require estimates, judgments and assumptions to be made concerning future events for which we have limited basis for estimation. We cannot guarantee that we will take the appropriate action under a particular contract to maximize the benefit to us, which could have a material adverse impact on operations.

In addition, we license intellectual property rights from third-party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may fail to maintain these patents or intellectual property registrations, may determine not to pursue litigation against other companies that are infringing these patents or intellectual property registrations or may pursue such litigation less aggressively than we would.

Our inability to renew our data center leases, or renew on favorable terms, could negatively impact our financial results.

Generally, our leases provide us with the opportunity to renew the lease at our option for periods typically ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop significantly in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease agreement.

In addition, for the leases that do not contain renewal options, or for which the option to renew has been exhausted or passed, we cannot guarantee the lessor will renew the lease, or will do so at a rate that will allow us to maintain profitability on that particular space. While we proactively monitor these leases, and conduct on-going negotiations with lessors, our ability to re-negotiate renewals is inherently limited by the original contract language, including option renewal clauses.

A failure in the redundancies in our network operations centers, network access points or computer systems could cause a significant disruption in Internet connectivity which could impact our ability to service our customers.

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at our network operations centers, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we provide continuous Internet availability under our SLAs, we may be required to issue a significant amount of customer credits as a result of such interruptions in service. These credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

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

Our IT infrastructure is susceptible to regional costs and supply of power, electrical power shortages, planned or unplanned power outages and availability of adequate power resources. Power outages could harm our customers and our business. While we attempt to limit exposure to system downtime by using backup generators, uninterruptible power systems and other redundancies, we may not be able to limit our exposure entirely. Even with these protections in place we have experienced power outages in the past and may in the future. In addition, our energy costs have increased and may continue to increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not be able to pass on to our customers the increased cost of energy, which could harm our business and operating results.

In each of our markets, we rely on utility companies to provide a sufficient amount of power for current and future customers. We cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. At the same time, power and cooling requirements are growing on a per-unit basis. As a result, some customers are consuming an increasing amount of power per square foot of space utilized. Inability to increase power capacity to meet increased customer demands would limit our ability to grow our business, which could have a negative impact on our relationships with our customers as well as our consolidated financial condition, results of operations and cash flows.

Our network and software are subject to potential security breaches and similar threats that could result in liability and harm our reputation.

A number of widespread and disabling attacks on public and private networks have occurred. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam,” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems, or any circumvention of those efforts, may result in increased costs, interruptions, delays or cessation of service to our customers and negatively impact hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances, and our insurance may not be available or adequate to cover these claims.

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

The growth of our business depends on our ability to continue to develop effective and efficient business support policies, processes and internal systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

●	sourcing, evaluating and targeting potential customers and managing existing customers;
●	implementing customer orders for services;
●	delivering these services;
●	timely billing for these services;
●	budgeting, forecasting, tracking and reporting our results of operations; and
●	providing technical and operational support to customers and tracking the resolution of customer issues.

If the number of customers that we serve or our services portfolio increases, we may need to develop additional business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective and efficient business support systems, and update or optimize these systems to a level commensurate with our competition, could harm our ability to implement our business plans, maintain competitiveness and meet our financial goals and objectives.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, research and development, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. We may not be successful in attracting, hiring and retaining the people we need, which would seriously impede our ability to implement our business strategy.

Additionally, changes in our senior management team during the past several years, both through voluntary and involuntary separation, have resulted in loss of valuable company intellectual capital and in paying significant severance and hiring costs. With reduced staffing, or staffing new to the organization, we may not be able to maintain an adequate separation of duties in key areas of monitoring, oversight and review functions and may not have adequate succession plans in place to mitigate the impact of future personnel losses. If we continue to experience similar levels of turnover in our senior management team, the execution of our corporate strategy could be affected and the costs and effects of such changes could negatively impact our operations.

Our international operations may not be successful.

We have limited experience operating internationally and have only recently begun to achieve some success in our international operations. We currently have network access points or CDN POPs in Amsterdam, Hong Kong, London, Singapore, Sydney and Toronto. We also participate in a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, which operates network access points in Tokyo and Osaka, Japan. We may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

●	challenges in establishing and maintaining relationships with foreign customers as well as foreign NSPs and local vendors, including data center and local network operators;
●	challenges in staffing and managing network operations centers and network access points across disparate geographic areas;
●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the U.S.;
●	challenges in reducing operating expense or other costs required by local laws, and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	exposure to fluctuations in foreign currency exchange rates;
●	costs of customizing network access points for foreign countries and customers; and
●
compliance with requirements of foreign laws, regulations and other governmental controls, including trade and labor restrictions and related laws that may reduce the flexibility of our business operations or favor local competition.

We may be unsuccessful in our efforts to address the risks associated with our international operations, which may limit our international sales growth and materially and adversely affect our business and results of operations.

We may acquire other businesses, and these acquisitions involve integration and other risks that could harm our business.

We may pursue acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings or enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt, make capital expenditures or issue additional shares of our common stock or securities convertible into our common stock as consideration, which would dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. If we fail to identify and acquire needed companies or assets, if we acquire the wrong companies or assets, if we fail to address the risks associated with integrating an acquired company or if we do not successfully integrate an acquired company, we would not be able to effectively manage our growth through acquisitions which could adversely affect our results.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not sustain profitability.

For the years ended December 31, 2010, 2009, and 2008, we incurred net losses of $3.6 million, $69.7 million and $104.8 million, respectively. At December 31, 2010, our accumulated deficit was $1.0 billion. Although our goal is to achieve profitability, considering the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

Failure to sustain or increase our revenues will cause our business and financial results to suffer.

We have considerable fixed expenses, and we expect to continue to incur significant expenses, particularly with the expansion of our data center facilities. We incur a substantial portion of these expenditures upfront, and are only able to recover these costs over time. We must, therefore, at least sustain or generate higher revenues to maintain profitability. Although revenue from our data center services segment has generally been growing, this segment has lower margins than our IP services segment. If we are unable to increase our margins in the data center services segment, our business may suffer.

Numerous factors could affect our ability to increase revenue, either alone or in combination with other factors, including:

●	failure to increase sales of our services and products;
●	pricing pressures;
●	significant increases in cost of goods sold or other operating expenses;
●	failure of our services or products to operate as expected;
●	loss of customers or inability to attract new customers or loss of existing customers at a rate greater than our increase in new customers;
●	inability of customers to pay for services and products on a timely basis or at all or failure to continue to purchase our services and products in accordance with their contractual commitments; or
●	network failures and any breach or unauthorized access to our network.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. Fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

●	competition and the introduction of new services by our competitors;
●	continued pricing pressures;
●	fluctuations in the demand and sales cycle for our services;
●	fluctuations in the market for qualified sales and other personnel;
●	the cost and availability of adequate public utilities, including power;
●	our ability to obtain local loop connections to our network access points at favorable prices;
●	general economic conditions; and
●	any impairments or restructurings charges that we may incur in the future.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the expansion of our data center facilities, the deployment of additional network access points, the terms of our network connectivity purchase agreements and the cost of servers, storage and other equipment necessary to deploy managed hosting and cloud services. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. We can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause an immediate and significant decline in the trading price of our stock.

We may incur additional goodwill and other intangible asset impairment charges, restructuring charges or both.

The assumptions, inputs and judgments used in performing the valuation analysis and assessments of goodwill and other intangible assets are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and assessments. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates.

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

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

●	actual or anticipated variations in our quarterly and annual results of operations;
●	changes in market valuations of companies in the industries in which we may compete;
●	changes in expectations of future financial performance or changes in estimates of securities analysts;
●	fluctuations in stock market prices and volumes;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel; and
●	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our stockholders may experience significant dilution, which could depress the market price of our common stock.

Holders of our stock options may exercise those options to purchase our common stock, which would increase the number of shares of our common stock that are outstanding in the future. As of December 31, 2010, options to purchase an aggregate of 4.5 million shares of our common stock at a weighted average exercise price of $6.08 were outstanding. Also, the vesting of 1.3 million outstanding shares of restricted stock will increase the weighted average number of shares used for calculating diluted net loss per share. Greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees or in financing transactions, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Our existing credit agreement puts limitations upon us.

Our existing credit agreement puts operating and financial limitations on us and requires us to meet certain financial covenants, including those that limit our ability to incur further indebtedness or make certain acquisitions or investments. In addition, these covenants require us to maintain minimum liquidity levels and create liens on a majority our assets. If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived, could result in our lender ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

Finally, our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

Any failure to meet our debt obligations and other long-term commitments would damage our business.

As of December 31, 2010, our total debt, including capital leases, was $40.0 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

We also have other long-term commitments for operating leases and service contracts totaling $199.4 million in the future with a minimum of $40.3 million payable in 2011. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2010, we had net operating loss carryforwards of $210.8 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2026. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

We rely on a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse impact on our results of operations. We can offer no assurance that the steps we have taken to protect our intellectual property will be sufficient to prevent misappropriation of our technology, or that our trade secrets will not become known or be independently discovered by competitors. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the U.S.. From time-to-time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services.

In addition, we rely on the intellectual property of others. We may desire or be required to renew or to obtain licenses from these other parties to further develop and market commercially-viable products or services effectively. We can offer no assurance that any necessary licenses will be available on reasonable terms, or at all.

Changes to conform to new accounting principles and/or financial regulation may be costly and disrupt our current planning, analysis and reporting processes.

Accounting oversight bodies in the U.S. and internationally are actively contemplating and enacting a number of new accounting regulations. To comply with these changes, we may need to incur a significant amount of time and resources to adapt personnel, processes, reporting and systems. For example, changes proposed to lease accounting conventions in generally accepted accounting principles in the U.S. would require reclassification of most of our operating leases to capital lease treatment. This would significantly change the nature of our balance sheet. Likewise, International Financial Reporting Standards (“IFRS”), if adopted, would necessitate wholesale changes in our accounting processes as well as modification to our financial reporting and supporting systems. This would have a large impact on revenue recognition and fixed asset reporting.

In addition, new laws relating to public company governance practices, such as the Dodd-Frank Act Wall Street Reform and Consumer Protection Act which is being implemented over time, will modify existing corporate governance practices and potentially increase liability related to stockholder actions, whistleblower claims and governmental enforcement actions.

While we have implemented internal practices to proactively review, assess and adapt to these new and constantly changing regulations, we cannot predict with certainty the impact, if any, that future regulation or regulatory changes may have on our business or the potential costs we may incur related to compliance with these new laws and regulations.

We may face litigation and liability due to claims of infringement of third-party intellectual property rights.

The infrastructure services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our services or products infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly impact our operating results. In addition, our customer agreements generally require us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant technology or a substitute technology on acceptable terms or redesign our services or products to avoid infringement, our ability to compete successfully in our market would be materially impaired.

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

We do not expect to pay dividends on our common stock, and investors would only be able to receive cash in respect of the shares of common stock upon the sale of their shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock, and the covenants in our credit agreement limit our ability to pay dividends. Therefore, an investor in our common stock may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia adjacent to one of our network operations center, P-NAPs and data center facilities. Our Atlanta headquarters consists of 120,298 square feet under a lease agreement that expires in 2020. Leased facilities in our top markets include Atlanta, Boston, Houston, Los Angeles, New York metro area, Northern California and Seattle. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream Holdings, Inc. (“VitalStream”), which we acquired in February 2007, (b) customer issues and related credits due to services outages and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

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

On September 15, 2010, the Court granted our motion to dismiss and denied the individual defendants’ motion to dismiss. The Court dismissed plaintiffs’ claims under Section 14(a) of the Exchange Act. With respect to plaintiffs’ claims under Section 10(b) of the Exchange Act, the Court held that the Amended Complaint failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act, but allowed plaintiffs’ one final opportunity to amend the complaint. On October 26, 2010, plaintiffs filed their Third Amended Class Action Complaint. On December 10, 2010, we filed a motion to dismiss this complaint, which is currently pending before the Court.

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

While we intend to vigorously contest these lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation described above may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 4. REMOVED AND RESERVED

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

Year Ended December 31, 2010:	High	Low
Fourth Quarter	$6.42	$4.39
Third Quarter	5.12	3.90
Second Quarter	6.16	4.12
First Quarter	6.46	4.32

Year Ended December 31, 2009:	High	Low
Fourth Quarter	$4.81	$2.94
Third Quarter	3.82	2.57
Second Quarter	3.92	2.22
First Quarter	3.30	2.10

As of February 17, 2011, we had approximately 1,000 stockholders of record of our common stock.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2010 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,468	(1)	$6.08	2,077	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	4,468		$6.08	2,077

(1)       Excludes purchase rights under the 2004 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, each eligible employee may purchase up to $12,500 worth of our common stock at each semi-annual purchase date (the last business day of June and December each year), but not more than $25,000 worth of such stock (based on the fair market value per share on the purchase date(s)) per calendar year. The purchase price per share is equal to 95% of the closing selling price per share of our common stock on the purchase date. In January 2011, our board of directors approved suspension of participation in the ESPP effective July 1, 2011.

(2)       Includes 0.2 million shares available for issuance under the ESPP.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2010	4,505	$4.87	—	—
November 1 to 30, 2010	811	4.94	—	—
December 1 to 31, 2010	2,992	5.81	—	—
Total	8,308	$5.21	—	—

(1)       Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below for each of the five years in the period ended December 31, 2010 from our accompanying consolidated financial statements. The following data should be read in conjunction with the accompanying consolidated financial statements and related notes contained and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2010	2009(1)	2008(2)	2007(3)	2006(4)
Consolidated Statements of Operations Data:
Revenues	$244,164	$256,259	$253,989	$234,090	$181,375
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	127,423	143,016	135,877	118,394	97,338
Direct costs of customer support	19,861	18,034	16,217	16,547	11,566
Direct costs of amortization of acquired technologies	3,811	8,349	6,649	4,165	516
Sales and marketing	29,232	28,131	30,888	31,533	27,173
General and administrative	33,048	44,645	44,235	39,076	26,579
Depreciation and amortization	30,158	28,282	23,865	22,242	15,856
Loss (gain) on disposals of property and equipment, net	116	26	(16)	(5)	(113)
Impairments and restructuring	1,411	54,698	101,441	11,349	323
Other	—	—	—	500	—
Total operating costs and expenses	245,060	325,181	359,156	243,801	179,238
(Loss) income from operations	(896)	(68,922)	(105,167)	(9,711)	2,137
Non-operating expense (income)	2,170	461	(245)	(937)	(1,551)
(Loss) income before income taxes and equity in (earnings) of equity-method investment	(3,066)	(69,383)	(104,922)	(8,774)	3,688
Provision (benefit) for income taxes	952	357	174	(3,080)	145
Equity in (earnings) of equity-method investment, net of taxes	(396)	(15)	(283)	(139)	(114)
Net (loss) income	$(3,622)	$(69,725)	$(104,813)	$(5,555)	$3,657

Net (loss) income per share:
Basic and diluted	$(0.07)	$(1.41)	$(2.13)	$(0.12)	$0.10

	December 31,
Consolidated Balance Sheets Data:	2010	2009(1)	2008(2)	2007	2006
Cash and cash equivalents, investments in marketable securities and other related assets and restricted cash(5)	$59,582	$80,926	$61,096	$75,719	$58,882
Total assets	293,142	267,502	330,083	427,010	173,702
Credit facilities, due after one year, and capital lease obligations, less current portion	37,889	23,217	23,244	17,806	3,364
Total stockholders’ equity	188,611	184,402	248,195	346,633	126,525

	Year Ended December 31,
Other Financial Data:	2010	2009	2008	2007	2006
Purchases of property and equipment	$62,235	$17,278	$51,154	$30,271	$13,382
Net cash flows provided by operating activities	39,602	37,520	37,951	27,526	29,387
Net cash flows used in investing activities	(55,184)	(9,900)	(41,690)	(36,393)	(10,399)
Net cash flows provided by (used in) financing activities	1,224	(598)	(821)	15,240	1,957

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

(3)
On February 20, 2007, we completed our acquisition of VitalStream, whereby it became our wholly-owned subsidiary. Prior to this acquisition, we did not offer proprietary CDN services, but instead, we were a reseller of third party CDN services. Under the purchase method of accounting, we allocated the total estimated purchase price to VitalStream’s net tangible and intangible assets based on their estimated fair values as of February 20, 2007. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. Also, as a result of the acquisition, we issued 12.2 million shares of our common stock.

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

(5)
The following table provides a reconciliation of total cash and cash equivalents, investments in marketable securities and other related assets and restricted cash to the amounts reported in our audited consolidated balance sheets (in thousands):

	December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$59,582	$73,926	$46,870	$52,030	$45,591
Investments in marketable securities and other related assets:
Short-term	—	7,000	7,199	19,569	13,291
Non-current	—	—	7,027	—	—
Restricted cash	—	—	—	4,120	—
	$59,582	$80,926	$61,096	$75,719	$58,882

Investments in marketable securities and other related assets include auction rate securities and corresponding rights of $0, $7,000 and $7,027 as of December 31, 2010, 2009 and 2008, respectively. We classified these as short-term investments as of December 31, 2009 and non-current investments as of December 31, 2008.

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

Financial Highlights and Outlook

Data center services revenue grew $8.0 million during 2010, although this growth was offset by an $10.5 million reduction due to our proactive churn program. We completed the proactive churn of customer contracts in partner sites on schedule at the end of 2010. We expect our data center revenue to grow in future periods as we have expanded the number and size of the data center sites that we operate and expect to add additional space as part of our continuing data center growth initiative. Our anticipated growth in data center revenues and direct costs of data center services will largely follow our expansion of data center space, and we believe the demand for data center services continues to outpace industry-wide supply.

We continue to experience pricing pressure for our IP services, which has contributed to our decrease in IP services revenue year-over-year. We historically priced our IP services at a premium compared to the services offered by conventional Internet connectivity service providers. However, due to competitive forces, we have been required to lower pricing of our IP services, although this decrease in pricing has been offset by an increase in demand for our IP services. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among NSPs. We expect that we will continue to experience pricing pressure as well as gains in IP traffic for these reasons.

In November 2010, we entered into a new $80.0 million credit agreement, which replaced our prior $35.0 million credit facility. We summarize the credit agreement in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 10 to the accompanying consolidated financial statements.

Subsequent Events

Approval of Annual Performance Bonuses and Increases in Base Salary

On February 22, 2011, our compensation committee, in the case of named executive officers other than our Chief Executive Officer, and our board of directors, in the case of our Chief Executive Officer, approved bonuses under our 2010 Short-Term Incentive Plan, which we previously filed as Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These bonuses were awarded based upon achievement of individual and corporate objectives. We will pay the bonuses in cash on or before March 15, 2011.

Name and Title	Bonus
J. Eric Cooney, Chief Executive Officer	$420,000
George E. Kilguss III, Chief Financial Officer	90,867
Randal R. Thompson, Senior Vice President, Global Sales	63,250
Steven A. Orchard, Senior Vice President, Operations and Support	54,600

In addition, our compensation committee approved an increase in the base salary of certain executive officers effective April 1, 2011, as follows: Mr. Kilguss, from $290,000 to $300,000; Mr. Thompson from $230,000 to $235,000 and Mr. Orchard from $195,000 to $210,000.

Approval of 2011 Long-Term Incentive Grants

On February 22, 2011, our compensation committee, in the case of named executive officers other than our Chief Executive Officer, and our board of directors, in the case of our Chief Executive Officer, approved long-term incentive grants based on the individual’s role in our company and individual performance. The grants will be made on February 25, 2011. Of each award, 80% of the total grant will be in the form of stock options and 20% will be in the form of time-based restricted common stock, except that 100% of the grant to our Chief Executive Officer will be in the form of stock options. The stock options vest 25% after one year and in equal monthly increments for three years thereafter. The time-based restricted common stock vests in four equal annual installments on the anniversary of the grant date. The options have a 10-year term and will have an exercise price equal to the fair market value of our common stock on February 25, 2011, the grant date. The following grants were approved::

	Number of Awards (#)
Name and Title	Options	Restricted Stock
J. Eric Cooney, Chief Executive Officer	242,800	—
George E. Kilguss III, Chief Financial Officer	101,965	12,360
Randal R. Thompson, Senior Vice President, Global Sales	41,761	5,062
Steven A. Orchard, Senior Vice President, Operations and Support	68,469	8,300

2011 Short-Term Incentive Plan

On February 22, 2011, our compensation committee approved the 2011 Short Term Incentive Plan. Under the plan, all full time exempt and eligible non-exempt employees (including named executive officers) may be eligible for the award of a cash bonus after our 2011 fiscal year end. The cash bonus of each participant (other than our Chief Executive Officer and Chief Financial Officer) will be based on achievement of corporate and personal objectives, with a target award level expressed as a percentage of salary. The cash bonus of our Chief Executive Officer and Chief Financial Officer will be based on achievement of corporate objectives only, with a target award level expressed as a percentage of salary. The corporate objectives are based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The personal objectives are individualized for each participant.

The table below identifies the target incentives as a percentage of base salary and the split between corporate and personal objectives for named executive officers:

STI Participation Level	Target Incentive (% Salary)	Corporate Objectives	Personal Objectives
CEO and CFO	Up to 100%	100%	—
Other Named Executive Officers	Up to 50%	70%	30%

Our compensation committee may amend, modify, terminate or suspend operation of the plan at any time. If a participant is not an employee on the date awards from the plan are paid (other than by reason of death or disability), the participant forfeits all rights to any payments.

The above description is qualified in its entirety by reference to the full text of the 2011 Short Term Incentive Plan, which is being filed as Exhibit 10.32 to this Annual Report on Form 10-K.

On February 24, 2011, we entered into a lease for expansion of company-controlled data center space in Dallas, Texas. The lease has a term of approximately 11 years and expands our company-controlled data center footprint by 55,000 net sellable square feet.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those summarized below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

In addition to our significant accounting policies summarized in note 2 to our accompanying consolidated financial statements, we believe the following policies are the most sensitive to judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenues primarily from the sale of data center services and IP services. We recognize revenue each month provided that we have entered into a written contract and delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. Data center contracts usually have fixed charges for space occupied, power utilized and cable or fiber connections. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer’s usage exceeds the monthly minimum commitment, we recognize revenue for such excess in the period of usage.

We record a reserve amount for SLAs and other sales adjustments, which reduces gross revenues and accounts receivable. We identify adjustments for SLAs within the billing period and reduce revenues accordingly. We base the amount for sales adjustments upon specific customer information, including customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customer deteriorates or if we become aware of new information impacting a customer’s credit risk, we may make additional adjustments.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk.

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

We base the impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; projected EBITDA for expected cash flows; market comparables and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

We perform our annual goodwill impairment test as of August 1 absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify impairment as a result of our annual August 1, 2010 impairment test and none of our reporting units were at risk of failing step one. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2010.

Other intangible assets, including developed technologies and patents, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to eight years for developed technologies and 15 years for patents. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to re-assess our other intangible and long-lived assets during the year ended December 31, 2010.

Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. If we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. If circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. If the amount of time that we expect it to take to find sublease tenants in all of the vacant space already in restructuring were to increase by three months and assuming no other changes to the properties in restructuring, we would record an additional $0.3 million in restructuring charges in the consolidated statement of operations during the period in which the change in estimate occurred. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to their estimated realizable value. Historically, we have recorded a valuation allowance equal to our net deferred tax assets, which consist primarily of net operating loss carryforwards. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period we made such determination. We may recognize deferred tax assets in future periods if and when we estimate them to be realizable, such as establishing our expected continuing profitability or that of certain of our foreign subsidiaries.

Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the United Kingdom (“U.K.”).

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

The expected term represents the weighted average period of time that we expect granted options to be outstanding, considering the vesting schedules and our historical exercise patterns. Because our options are not publicly traded, we assume volatility based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. We have also used historical data to estimate option exercises, employee termination and stock option forfeiture rates. Changes in any of these assumptions could materially impact our results of operations in the period the change is made. A 10% increase in stock-based compensation would result in additional expense of $0.5 million.

Capitalized Software Costs

We capitalize software development costs incurred during the application development stage. We amortize capitalized software once the software is ready for its intended use and we compute it based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the resulting economic life.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 2 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted to have a material impact on our consolidated financial statements.

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

If a network access point is not colocated with the respective ISP, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while network access point facility costs are generally fixed. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

Direct Costs of Customer Support

Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into network access point facilities and servicing customers through our network operations centers. In addition, direct costs of customer support include facilities costs associated with the network operations centers, including costs related to servicing our data center customers.

Direct Costs of Amortization of Acquired Technologies

Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The carrying value of acquired technologies at December 31, 2010 was $14.6 million and the weighted average remaining life was approximately four years. These direct costs in the years ended December 31, 2009 and 2008 also included impairment of the CDN advertising technology we obtained in the VitalStream acquisition.

Sales and Marketing

Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, as well as advertising, online marketing, tradeshows, direct response programs, facility open houses, management of our external website and other promotional costs.

General and Administrative

General and administrative costs consist primarily of compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs. General and administrative costs also include consultant fees and non-capitalized prototype costs related to the design, development and testing of our proprietary technology, enhancement of our network management software and development of internal systems. We capitalize costs associated with internal-use software when the software enters the application development stage until the software is ready for its intended use. We expense all other product development costs as incurred.

Summary of Results of Operations

Following is a summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

During the year ended December 31, 2010, total revenue was $244.2 million, representing a decrease of nearly 5% compared to the same period in 2009. Data center services revenue was 53% of total revenues during the year ended December 31, 2010, compared to 51% during the same period in 2009. IP services revenues was 47% of total revenue during the year ended December 31, 2010, compared to 49% during the same period in 2009. We reported a net loss during the year ended December 31, 2010 of $3.6 million.

At December 31, 2010, we had $59.6 million in cash and cash equivalents and $40.0 million in total debt and capital leases. We have continued to improve our net cash position from net cash flows provided by operating activities. The outstanding balance on our Term Loan (as defined below in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement”) was $19.4 million, net of $0.4 million discount, at December 31, 2010, with $4.1 million of letters of credit issued and $55.9 million of available credit. Days sales outstanding were 26 days at December 31, 2010.

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2009 to 2010		Increase (decrease) from 2008 to 2009
	2010	2009	2008	Amount	Percent	Amount	Percent
Revenues:
Data center services	$128,200	$130,711	$114,252	$(2,511)	(2)%	$16,459	14%
IP services	115,964	125,548	139,737	(9,584)	(8)	(14,189)	(10)
Total revenues	244,164	256,259	253,989	(12,095)	(5)	2,270	1

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	82,761	94,961	83,992	(12,200)	(13)	10,969	13
IP services	44,662	48,055	51,885	(3,393)	(7)	(3,830)	(7)
Direct costs of customer support	19,861	18,034	16,217	1,827	10	1,817	11
Direct costs of amortization of acquired technologies	3,811	8,349	6,649	(4,538)	(54)	1,700	26
Sales and marketing	29,232	28,131	30,888	1,101	4	(2,757)	(9)
General and administrative	33,048	44,645	44,235	(11,597)	(26)	410	—
Depreciation and amortization	30,158	28,282	23,865	1,876	7	4,417	19
Loss (gain) on disposals of property and equipment, net	116	26	(16)	90	346	42	263
Impairments and restructuring	1,411	54,698	101,441	(53,287)	(97)	(46,743)	(46)
Total operating costs and expenses	245,060	325,181	359,156	(80,121)	(25)	(33,975)	(9)
Loss (gain) from operations	$(896)	$(68,922)	$(105,167)	$68,026	99	$36,245	34

Interest expense	$2,170	$720	$1,251	$1,450	201	$(531)	(42)
Provision for income taxes	$952	$357	$174	$595	167%	$183	105%

Segment Information

We operate in two business segments: data center services and IP services. Segment results for each of the three years ended December 31, 2010 are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues:
Data center services	$128,200	$130,711	$114,252
IP services	115,964	125,548	139,737
Total revenues	244,164	256,259	253,989

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	82,761	94,961	83,992
IP center services	44,662	48,055	51,885
Total direct costs of network, sales and services, exclusive of depreciation and amortization	127,423	143,016	135,877

Segment profit:
Data center services	45,439	35,750	30,260
IP services	71,302	77,493	87,852
Total segment profit	116,741	113,243	118,112

Impairments and restructuring	1,411	54,698	101,441
Other operating expenses, including direct costs of customer support, depreciation and amortization	116,226	127,467	121,838
Loss from operations	(896)	(68,922)	(105,167)
Non-operating expense (income)	2,170	461	(245)
Loss before income taxes and equity in (earnings) of equity-method investment	$(3,066)	$(69,383)	$(104,922)

Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs. Segment profit is a supplemental financial measure that is not prepared in accordance with GAAP. We view direct costs of network, sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. Similarly, we view the costs of customer support to also be an important component of costs of revenues but believe that the costs of customer support are more within our control and to some degree discretionary as we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because they are based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures. Although we believe, for the foregoing reasons, that our presentation of segment profit non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

Years Ended December 31, 2010 and 2009

Data Center Services

Revenues for data center services decreased $2.5 million, or 2%, to $128.2 million for the year ended December 31, 2010, compared to $130.7 million for the same period in 2009. The decrease in revenue in the year ended December 31, 2010 was primarily due to our proactive churn program in the amount of $10.5 million, which was partially offset by underlying revenue growth of $8.0 million.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $12.2 million, or 13%, to $82.8 million for the year ended December 31, 2010, compared to $95.0 million for the same period in 2009. The decrease was also the result of our efforts in 2010 to proactively churn certain less profitable customer contracts in partner sites, partially offset by an increase in facilities costs resulting from our expansion of company-controlled data centers.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 65% during the year ended December 31, 2010, compared to 73% during the same period in 2009.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, during 2010 we increased capital expenditures to expand company-controlled data centers. During the year ended December 31, 2010, we opened a new company-controlled data center in Santa Clara and expanded three of our company-controlled data centers in Seattle, Houston and Boston. These expansions increased the footprint of our company-controlled data centers by 30,000 net sellable square feet, an increase of 28% compared to the net sellable square footage of company-controlled data centers as of December 31, 2009. Our expansion of company-controlled data centers has contributed to total lower overall utilization of net sellable square feet as of December 31, 2010 compared to the same period in 2009. At December 31, 2010, we had approximately 199,000 net sellable square feet of data center space with a utilization rate of 68%, compared to approximately 202,000 net sellable square feet of data center space with a utilization rate of 77% at December 31, 2009. We expect our recent company-controlled data center expansions will continue to increase our share of occupied square footage in company-controlled data centers. At December 31, 2010, 68% of our total net sellable square feet were in company-controlled data centers versus partner sites, as compared to 53% of our total net sellable square feet at December 31, 2009.

IP Services

Revenues for IP services decreased $9.6 million, or 8%, to $116.0 million for the year ended December 31, 2010, compared to $125.6 million for the same period in 2009. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 32% for the year ended December 31, 2010, compared to the year ended December 31, 2009, calculated based on an average over the sum of the months in the respective periods.

IP services revenues also included FCP product sales of $1.4 million and $0.9 million and FCP-related services and subscription revenue of $1.1 million and $0.9 million during the years ended December 31, 2010 and 2009, respectively.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $3.4 million, or 7%, to $44.7 million for the year ended December 31, 2010, compared to $48.1 million for the same period in 2009. This decrease was due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables. In addition, costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among NSPs.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the years ended December 31, 2010 and 2009. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services as well as the more recent entrance of a large number of specialty service providers such as CDN vendors. We also continue to experience increasing traffic volume in our traditional IP services. The increase in IP traffic resulted from both new and existing customers using more applications, as well as the nature of applications consuming greater amounts of bandwidth. We believe we remain well-positioned to benefit from an increasing reliance on the Internet as the medium for business applications, media distribution, communication and entertainment.

Other Operating Costs and Expenses

Other than direct costs of network, sales and services, compensation has the most pervasive impact on operating costs and expenses. We discuss compensation on an aggregate basis below followed by discussion of functional costs and expenses.

Compensation. Total compensation and benefits, including stock-based compensation, were $56.2 million and $59.3 million during the years ended December 31, 2010 and 2009, respectively.

Cash-based compensation and benefits decreased $2.1 million to $51.6 million during the year ended December 31, 2010 from $53.7 million during the same period in 2009. The decrease was primarily due to (a) a $0.7 million decrease in cash-based compensation related to reduced employee headcount, (b) a $1.3 million decrease due to capitalized payroll costs related to software development in 2010, (c) a $0.8 million decrease in severance incurred in 2009 and $0.9 million related to the transition of our former president and chief executive officer incurred in 2009, (d) a benefit of $0.4 million related to the reversal of a bonus accrual for the year ended December 31, 2009 offset by (w) a $0.4 million increase in the 2010 bonus accrual, (x) a $1.1 million in merit pay increases, (y) a $0.3 million increase in insurance costs and (z) a $1.7 million increase in commissions related to incentives for customer retention.

Additionally, we did not record a Georgia Headquarters Tax Credit, (“HQC”) in 2009 compared to a $1.6 million credit recorded in 2010, which included credits for three years. The HQC is sponsored by the state of Georgia to incentivize companies to relocate corporate headquarters to and increase employment in Georgia. We record the HQC when approved by the Georgia Department of Revenue and are required to apply the credit against our state payroll liability.

Stock-based compensation decreased $1.0 million to $4.6 million during the year ended December 31, 2010 from $5.6 million during the same period in 2009. The decrease was primarily due to a reduction of stock-based compensation expense of $0.8 million related to the transition of our former president and chief executive officer incurred during the year ended December 31, 2009. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Direct costs of customer support	$755	$974
Sales and marketing	944	1,395
General and administrative	2,932	3,244
	$4,631	$5,613

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2010 was $8.5 million with a weighted-average remaining recognition period of 2.7 years.

Direct Costs of Customer Support. Direct costs of customer support increased 10% to $19.9 million during the year ended December 31, 2010 from $18.0 million during the same period in 2009. The increase was primarily due to a $2.1 million increase in cash-based compensation and employee benefits related to increased headcount given our expansion of company-controlled data centers and the resulting expansion of our customer support function, of which $1.1 million resulted from a transfer of employees from the sales and marketing support function to the customer support function as described below in “—Sales and Marketing,” partially offset by $0.3 million related to executive severance incurred in 2009 and the 2010 HQC benefit of $0.5 million.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $3.8 million and $8.3 million during the years ended December 31, 2010 and 2009, respectively. The decrease was due to impairment charges that occurred during the year ended December 31, 2009. In conjunction with consolidating our business segments in 2009, we performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge of $4.1 million in acquired CDN advertising technology during 2009 due to a strategic change in market focus.

Sales and Marketing. Sales and marketing costs during the year ended December 31, 2010 increased 4% to $29.2 million from $28.1 million during the same period in 2009. The increase was primarily due to a (a) $1.9 million increase in commissions paid to employees related to incentives for customer retention and commissions paid to agents, (b) a $0.7 million increase in marketing and (c) a $0.3 million increase in professional services related to recruiting, partially offset by (x) a $0.4 million decrease in non-essential sales facilities cost, (y) a $0.4 million decrease in stock-based compensation and (z) a $1.3 million decrease in cash-based compensation as the result of reduced employee headcount in this function, of which $1.1 million resulted from a transfer of employees from the sales and marketing support function to the customer support function, whereby these positions were redefined and the reporting structure aligned under the customer support function.

General and Administrative. General and administrative costs during the year ended December 31, 2010 decreased 26% to $33.0 million from $44.6 million during the same period in 2009. The decrease was primarily due to (a) a $0.6 million decrease in severance incurred in 2009, (b) a benefit of $1.7 million related to cash-based and stock-based compensation for the transition of our former president and chief executive officer incurred in 2009, (c) a $1.3 million decrease due to capitalized payroll costs related to software development in 2010, (d) a $0.9 million HQC that we recorded in 2010, (e) a $1.5 million decrease in the provision for doubtful accounts, (f) a $0.5 million decrease in taxes and licenses and (g) a $4.7 million decrease in professional services. Professional services costs were higher in the prior period due primarily to the use of consultants for finance and temporary information technology, personnel recruiting services and higher accounting and audit fees.

Depreciation and Amortization. Depreciation and amortization, including other intangible assets but excluding acquired technologies, increased 7% to $30.2 million during the year ended December 31, 2010, compared to $28.3 million during the same period in 2009. The increase was primarily due to the effects of our expansion of company-controlled data centers and P-NAP infrastructure, partially offset by a decrease in amortization expense of $2.5 million related to certain other intangibles becoming fully amortized during 2010. Capital expenditures were $62.2 million during the year ended December 31, 2010 compared to $17.3 million during the same period in 2009.

Impairments and Restructuring. We did not record any impairments for the year ended December 31, 2010. The goodwill impairments during the year ended December 31, 2009 related to our IP services segment and included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill of our FCP products Similarly, the $4.1 million of impairments of acquired technology, included in direct costs of amortization, were related to advertising technology of our former CDN services segment. The CDN services goodwill and technology arose from our acquisition of VitalStream in February 2007.

Total restructuring charges during the year ended December 31, 2010 were $1.4 million, which primarily related to subsequent plan adjustments we made in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. Due to current economic conditions, these adjustments extend the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space.

Total restructuring charges during the year ended December 31, 2009 were $3.2 million, including $2.1 million for adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans, $0.9 million for a workforce reduction in March 2009 and $0.2 million for cessation of use of four smaller office and partner data center sites.

Interest Expense. Interest expense increased to $2.2 million during the year ended December 31, 2010, compared to $0.7 million during the same period in 2009. The increase in interest expense was primarily due to the $16.7 million in new capital lease obligations related to our expansion of company-controlled data center in Santa Clara and expansion of our data center in Seattle during 2010.

Provision for Income Taxes. The provision for income taxes was $1.0 million during the year ended December 31, 2010, compared to $0.4 million during the same period in 2009. Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2010 and 2009 was (31%) and (1%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance against our deferred tax assets of $138.7 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Years Ended December 31, 2009 and 2008

Data Center Services

Revenues for data center services increased $16.5 million, or 14%, to $130.7 million during the year ended December 31, 2009, compared to $114.3 million during the same period in 2008. This increase was primarily due to our data center growth initiative. During the year ended December 31, 2009, we substantially completed data center expansions and upgrades in New York, Boston and Seattle. In addition, we had a net increase of customers from December 31, 2008 to December 31, 2009 with the new customers adding approximately $11.3 million of revenue during the year ended December 31, 2009.

Direct costs of data center services, exclusive of depreciation and amortization, increased $11.0 million, or 13%, to $95.0 million during the year ended December 31, 2009, compared to $84.0 million during the same period in 2008. Direct costs of data center services as a percentage of corresponding revenues decreased to 73% during the year ended December 31, 2009 from 74% during the same period in 2008. Data center services contributed $35.7 million of segment profit during the year ended December 31, 2009, an increase of $5.5 million from $30.3 million during the same period in 2008. The increase in total direct costs of data center services was also primarily due to our data center growth initiative. The improvement in direct costs as a percentage of revenues and the increase in segment profit were primarily due to an increase in total occupancy at higher rates. Once we sell services in new data center space, each incremental dollar of revenue tends to be more profitable as we offset more fixed costs, improving direct costs of data center services, exclusive of depreciation and amortization, as a percentage of revenue.

IP Services

Revenue for IP services decreased $14.1 million, or 10%, to $125.6 million during the year ended December 31, 2009, compared to $139.7 million during the same period in 2008. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. We had a net decrease in IP services customers from December 31, 2008 to December 31, 2009. IP traffic increased 27% from the year ended December 31, 2008 to the year ended December 31, 2009, calculated based on a sum of the months in the respective periods.

IP services revenues also included FCP product sales of $0.9 million and $2.4 million and FCP-related services and subscription revenue of $0.9 million and $1.0 million during the years ended December 31, 2009 and 2008, respectively.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $3.8 million, or 7%, to $48.1 million during the year ended December 31, 2009, compared to $51.9 million during the same period in 2008. Direct costs of IP services were 38% and 37% of IP services revenue during the years ended December 31, 2009 and 2008, respectively. IP services segment profit decreased $10.4 million to $77.5 million during the year ended December 31, 2009, from $87.9 million during the same period in 2008. The increase in direct costs of IP services, exclusive of depreciation and amortization, as a percentage of revenues and the decrease in segment profit were primarily due to lower revenue from ongoing pricing pressure as noted above.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $59.3 million and $57.9 million during the years ended December 31, 2009 and 2008, respectively.

Cash-based compensation and benefits increased $3.3 million to $53.7 million during the year ended December 31, 2009 from $50.4 million during the same period in 2008. The increase was primarily due to severance payments, including $0.9 million to our former president and chief executive officer and a $0.3 million signing bonus paid to our new president and chief executive officer. However, severance did not include $0.9 million associated with the March 2009 reduction in force noted below. Additionally, we accrued $2.9 million during the year ended December 31, 2009 representing a portion of targeted payments for annual performance bonuses and associated payroll taxes that we did not accrue during the same period in 2008. We eliminated the 2008 annual performance bonus accrual as a result of our compensation committee’s determination not to award employee bonuses given that we did not meet established performance goals. These increases were offset by decreases in salary and wages expense of $0.8 million primarily based on lower headcount, as well as a $0.4 million reduction in commissions due primarily to lower sales. Additionally, we did not record a HQC in 2009 compared to a $1.3 million credit recorded in 2008, which included credits for two years.

The lower headcount of approximately 390 employees at December 31, 2009 compared to approximately 430 employees at December 31, 2008 reflected our March 2009 reduction in force that reduced headcount by 45 employees, or 10% or our workforce at that time. The reduction was primarily in back-office functions as well as the elimination of certain senior management positions.

Stock-based compensation decreased $1.9 million to $5.6 million during the year ended December 31, 2009 from $7.5 million during the same period in 2008. The decrease was due to an increase in adjustments for actual and estimated forfeitures of unvested stock options and awards through employee turnover, especially at the senior management level, and a lower fair value for new stock options and awards based predominantly on our lower stock price. Stock-based compensation during the year ended December 31, 2009 also included $0.8 million related to the resignation of our former president and chief executive officer, as discussed above, which resulted from the full vesting as of March 16, 2009 of all equity awards previously granted to him. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Direct costs of customer support	$974	$1,369
Sales and marketing	1,395	1,782
General and administrative	3,244	4,348
	$5,613	$7,499

Direct Costs of Customer Support. Direct costs of customer support increased 11% to $18.0 million during the year ended December 31, 2009 from $16.2 million during the same period in 2008. The increase of $1.8 million was primarily due to a $1.5 million increase in cash-based compensation and benefits and a $0.7 million increase in outside professional services, offset by a $0.4 million decrease in stock-based compensation. The increase in cash-based compensation and benefits included severance payments for employees terminated separately from the March 2009 restructuring plan.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $8.3 million and $6.6 million during the years ended December 31, 2009 and 2008, respectively. The increase in 2009 was due to impairment charges. In conjunction with consolidating our business segments in 2009, we performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in an impairment charge of $4.1 million in acquired CDN advertising technology during 2009 due to a strategic change in market focus. See “—Impairments and Restructuring” below for additional discussion.

Sales and Marketing. Sales and marketing costs during the year ended December 31, 2009 decreased 9% to $28.1 million from $30.9 million during the same period in 2008. The decrease of $2.8 million was primarily due to lower cash-based compensation, as well as commissions and stock-based compensation during the year ended December 31, 2009. The reduction in cash-based compensation was primarily due to lower headcount. The decrease in commissions was primarily due to lower sales while the reduction in stock-based compensation resulted from adjustments for actual and estimated forfeitures of unvested stock options and awards through employee turnover, especially at the senior management level, and a lower fair value for new stock options and awards based predominantly on our lower stock price.

General and Administrative. General and administrative costs during the year ended December 31, 2009 were $44.6 million. During the year ended December 31, 2009, cash-based compensation increased $4.0 million compared to the same period in 2008, partially offset by a year-over-year reduction in stock-based compensation of $1.1 million. The increase in cash-based compensation and the decrease in stock-based compensation during the year ended December 31, 2009 compared to the same period in 2008 are discussed above in “—Compensation.” The increase in cash-based compensation was also partially offset by decreases in the provision for doubtful accounts and professional services.

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

Professional services costs decreased $1.1 million to $9.4 million during the year ended December 31, 2009 compared to $10.5 million during the same period in 2008. During 2008 and early 2009, professional services costs were substantially higher than at the end of 2009. Professional services included the use of consultants for contract labor, process improvements and other outside services, particularly in finance and information technology, and for personnel recruiting fees. Throughout 2009, we significantly reduced the number of consultants that we used.

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

Impairments and Restructuring. During the years ended December 31, 2009 and 2008, we recorded aggregate impairment and restructuring charges of $54.7 million and $101.4 million, respectively. We also recorded impairments of acquired CDN advertising technology of $4.1 million and $1.9 million during the years ended December 31, 2009 and 2008, respectively. We recorded the impairments of acquired CDN advertising technology in conjunction with the impairments of goodwill, but recorded the charges in direct costs of amortization noted above.

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

During the year ended December 31, 2009, we also re-assessed the remaining asset lives of other identifiable intangible assets which resulted in acceleration of amortization expense over shorter estimated remaining useful lives of (a) acquired CDN customer relationships to reflect our historical churn rate for those customers in both 2009 and 2008 and (b) acquired CDN trade names and non-compete agreements to reflect the decreased value of these assets to our business in 2009. The increased amortization expense is reflected in depreciation and amortization, noted above.

None of the impairment charges or changes in estimated remaining asset lives had any impact on our cash balances or covenants in our then-existing credit facility.

Total restructuring charges during the year ended December 31, 2009 were $3.2 million, including $2.1 million for adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans, $0.9 million for a workforce reduction in March 2009 and $0.2 million for cessation of use of four smaller office and partner data center sites. We also recorded a $1.1 million restructuring charge during the year ended December 31, 2008 for adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans offset by non-cash benefit of $0.1 million to reduce our restructuring liability for employee terminations initially recorded during the year ended December 31, 2007.

The adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans extended the period during which we did not anticipate receiving sublease income from those properties. The extensions in both 2009 and 2008 were based on our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we had unused space.

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

Interest Expense. Interest expense decreased to $0.7 million during the year ended December 31, 2009, compared to $1.3 million during the same period in 2008. The decrease in interest expense reflected lower levels of average outstanding debt and lower overall interest rates.

Provision (Benefit) for Income Taxes. The provision for income taxes was $0.4 million during the year ended December 31, 2009 compared to $0.2 million during the same period in 2008.

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash and cash equivalents. We may also utilize additional borrowings under our new credit facility described below in “—Capital Resources—Credit Agreement,” particularly for capital expenditures if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from selling our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our new credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. During the year ended December 31, 2010, we had a net loss of $3.6 million. As of December 31, 2010, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Cash Flows

Operating Activities

Year Ended December 31, 2010. Net cash provided by operating activities was $39.6 million during the year ended December 31, 2010. Our net loss, after adjustments for non-cash items, generated cash from operations of $37.3 million, while changes in operating assets and liabilities generated cash from operations of $2.3 million. We anticipate continuing to generate cash flows from our results of operations, adjusted for non-cash items, and managing changes in operating assets and liabilities toward a net $0 change over time. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment for the year ended December 31, 2010 was $34.0 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $4.6 million for stock-based compensation expense. The changes in operating assets and liabilities included a $8.1 million increase in accounts payable primarily due to expenses incurred as a result of the upgrade and expansion of our company-controlled data centers, which was offset by a $2.1 million decrease in accrued and other liabilities and deferred revenues and a $2.6 million increase in inventory, prepaid expenses, deposits and other assets. Days sales outstanding at December 31, 2010 were 26 days, down from 27 days at December 31, 2009. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Year Ended December 31, 2009. Net cash provided by operating activities was $37.5 million during the year ended December 31, 2009. Our net loss, after adjustments for non-cash items, generated cash from operations of $28.8 million, while changes in operating assets and liabilities generated cash from operations of $8.7 million.

The primary non-cash adjustment during the year ended December 31, 2009 was $55.6 million for impairment of goodwill and other intangible assets further discussed above in the section “—Critical Accounting Policies and Estimates—Goodwill and Other Intangible Assets” and “—Results of Operations—Other Operating Costs and Expenses—Impairments and Restructuring—Impairments.” Non-cash adjustments also included $32.5 million for depreciation and amortization, which included the effects of the expansion of our network and data center facilities, and $5.6 million for stock-based compensation, which we discuss above in “—Results of Operations—Other Operating Costs and Expenses—Compensation.” Changes in operating assets and liabilities had a net favorable impact on cash provided by operations, particularly from accounts receivable. Net accounts receivable decreased $7.2 million, primarily as a result of our focus on credit and collections and a continued focus on mitigating default risk in our customer base. Quarterly days sales outstanding at December 31, 2009 decreased to 27 days from 40 days at December 31, 2008. Inventory, prepaid expenses, deposits and other assets decreased $2.2 million from December 31, 2008 to December 31, 2009, primarily from amortization of annual prepaid insurance premiums and lower prepaid colocation expenses at our partner sites as we concentrate on selling into company-controlled facilities. Accrued liabilities increased $1.4 million, mainly due to the accrual of $2.9 million representing a portion of targeted payments for annual performance bonuses and associated payroll taxes during the year ended December 31, 2009. We did not accrue any amounts for annual performance bonuses during the year ended December 31, 2008 following our compensation committee’s determination not to award employee bonuses given that we did not meet established performance goals. The increase in the annual performance bonus accrual and associated payroll taxes was partially offset by lower professional fees and commissions. Accounts payable decreased $2.4 million from December 31, 2008 to December 31, 2009, representing a use of cash.

Year Ended December 31, 2008. Net cash provided by operating activities was $38.0 million during the year ended December 31, 2008. Our net loss, after adjustments for non-cash items, generated cash from operations of $41.7 million while changes in operating assets and liabilities represented a use of cash from operations of $3.8 million. The primary non-cash adjustment during the year ended December 31, 2008 was $102.3 million for impairment of goodwill and other intangible assets further discussed above in the section “—Results of Operations—Other Operating Costs and Expenses—Impairments and Restructuring—Impairments.” We also had a non-cash adjustment of $28.7 million for depreciation and amortization, which included the amortizable intangible assets acquired through the VitalStream acquisition in 2007 and the expansion of our P-NAP and data center facilities throughout 2007 and 2008. Non-cash adjustments in 2008 also included $7.5 million for stock-based compensation and $5.1 million for the provision for doubtful accounts, both of which we further discuss above in the section “—Results of Operations—Other Operating Costs and Expenses—Compensation” and “—General and Administrative,” respectively. The changes in operating assets and liabilities included increases in inventory, prepaid expenses, deposits and other assets of $2.9 million, mostly due to increases in prepaid colocation setup costs and prepaid rent, as well as two initial deposits required by real estate leases. We had a decrease in accrued liabilities of $1.4 million given that we did not accrue any amounts for bonuses during the year ended December 31, 2008. We also had a net decrease in accrued restructuring of $1.1 million due primarily to scheduled cash payments during the year ended December 31, 2008. These changes were partially offset by a decrease in accounts receivable of $2.4 million. Accounts receivable as of December 31, 2007 reflected some collection delays on certain larger, high credit quality customers that tended to pay over longer terms and an increase from the migration of legacy VitalStream and other customers to our billing and systems platforms. Quarterly days sales outstanding at December 31, 2008 decreased to 40 days from 53 days at December 31, 2007.

Investing Activities

Year Ended December 31, 2010. Net cash used in investing activities for the year ended December 31, 2010 was $55.2 million, due to capital expenditures of $62.2 million, offset by maturities of investments in marketable securities of $7.0 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Year Ended December 31, 2009. Net cash used in investing activities during the year ended December 31, 2009 was $9.9 million, primarily due to capital expenditures of $17.3 million, partially offset by proceeds from the maturities of investments in marketable securities of $7.4 million. Our capital expenditures related to the continued expansion and upgrade of our data center facilities and network infrastructure.

Year Ended December 31, 2008. Net cash used in investing activities during the year ended December 31, 2008 was $41.7 million, primarily due to capital expenditures of $51.2 million, partially offset by net proceeds from the maturities and sales of short-term investments in marketable securities of $5.2 million and a decrease in restricted cash of $4.1 million. Our capital expenditures related to the expansion of our data center facilities, CDN infrastructure and upgrading our P-NAP facilities. Restricted cash decreased due to the maturity of certificates of deposit that had secured certain letters of credit, which we replaced.

Financing Activities

Year Ended December 31, 2010. Net cash provided by financing activities for the year ended December 31, 2010 was $1.2 million, primarily due to cash received upon the exercise of stock options. We also repaid $78.8 million and re-borrowed $78.0 million on our credit facilities. As a result of these activities, we had a balance of $19.8 million on our Term Loan at December 31, 2010.

Year Ended December 31, 2009. Net cash used in financing activities during the year ended December 31, 2009 was $0.6 million, primarily due to payments on capital leases of $0.3 million and $0.2 million for the reacquisition of shares of treasury stock as payment of taxes due from employees for stock-based compensation, net of proceeds from employee ESPP purchases and option exercises. We also repaid and re-borrowed a cumulative $78.5 million under our credit facility to optimize liquidity and net interest income and expense; however, at no one time during the year did we borrow more than $20.0 million. As a result of these activities, we had balances of $20.0 million on our revolving credit facility and $3.2 million in capital lease obligations as of December 31, 2009.

Year Ended December 31, 2008. Net cash used in financing activities during the year ended December 31, 2008 was $0.8 million, primarily for payments on capital leases of $0.8 million. We also repaid and re-borrowed $20.0 million under our credit facility to optimize liquidity and net interest income and expense. At December 31, 2008, we had balances of $20.0 million outstanding on our credit facility and $3.5 million in capital lease obligations with $0.3 million in the capital leases scheduled as due within the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

Capital Resources

Credit Agreement. In November 2010, we entered into a new $80.0 million credit agreement (the “Credit Agreement”), which replaced our prior $35.0 million credit facility. Our obligations under the Credit Agreement are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

The Credit Agreement provides for a four-year revolving credit facility up to $40.0 million (the “Revolving Credit Facility”), which includes a $10.0 million sub-limit for letters of credit. The Credit Agreement also provides for a four-year term loan up to $40.0 million (the “Term Loan”). We borrowed $20.0 million under the Term Loan at the closing of the Credit Agreement, and we have a one-time option to borrow an additional $20.0 million until November 2012.

As of December 31, 2010, the Term Loan had an outstanding principal amount of $19.8 million (due October 2014), we issued $4.1 million of letters of credit and we had an additional $55.9 million in borrowing capacity under the Credit Agreement. As of December 31, 2010, the interest rate on the Term Loan was 3.55%.

We made customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement. As of December 31, 2010, we were in compliance with these covenants. We summarize the Credit Agreement in note 10 to the accompanying consolidated financial statements.

Capital Leases. Our future minimum lease payments on remaining capital lease obligations at December 31, 2010 were $20.2 million. We summarize our capital lease obligations in note 11 to the accompanying consolidated financial statements.

Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless the agreements are modified. Service and purchase commitments primarily relate to IP, telecommunications and data center services. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the purchase and service commitments with corresponding revenue growth.

The following table summarizes our credit obligations and future contractual commitments as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1- 3 Years	3-5 Years	More than 5 years

Term Loan(1)	$22,195	$1,688	$3,271	$17,236	$—
Capital lease obligations	32,645	2,928	6,111	6,252	17,354
Operating lease commitments	172,735	25,856	51,923	41,690	53,266
Service and purchase commitments	26,645	14,402	8,792	2,626	825

	$254,220	$44,874	$70,097	$67,804	$71,445

(1)       The interest rate on the Term Loan is based on either (a) the Base Rate plus 3.25 percentage points or (b) the LIBOR Rate plus 3.25 percentage points, as we elect from time to time. As of December 31, 2010, the interest rate was 3.55% and the projected interest included in the debt payments above incorporates this rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and to date we have recognized $2.6 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of December 31, 2010, our long-term debt consisted of $19.8 million borrowed under our Term Loan with an interest rate of 3.55% based on either (i) the Base Rate plus 3.25 percentage points, or (ii) the LIBOR Rate plus 3.25 percentage points, as we elect from time to time. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we do not increase our amount outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2011, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

Code of Conduct

We have adopted a code of conduct that applies to our officers and all of our employees. A copy of the code of conduct is available on our website at www.internap.com. We will furnish copies without charge upon request at the following address: Internap Network Services Corporation, Attn: SVP, Legal Services, 250 Williams Street, Atlanta, Georgia 30303.

If we make any amendments to the code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from the addendum to this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a current report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2011, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our annual meeting of stockholders to be held in 2011, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our annual meeting of stockholders to be held in 2011, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our annual meeting of stockholders to be held in 2011, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Item 15(a)(2). Financial Statement Schedules. The following financial statement schedule is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2010	S-1

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed September 8, 2003, File No. 333-108573).

4.1
Amendment No. 1 to Preferred Stock Rights Agreement, dated as of December 31, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

10.1
Amended and Restated Internap Network Services Corporation 1998 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.2
Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.3
First Amendment to the Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.4
Amended and Restated Internap Network Services Corporation 1999 Stock Incentive Plan for Non-Officers (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.5
Amended Internap Network Services Corporation 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-95503 dated January 27, 2000).+

10.6
Form of 1999 Equity Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-84035 dated July 29, 1999).+

10.7
Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.8	Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.9
Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.10	Amended and Restated 2005 Incentive Stock Plan, dated March 15, 2006 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement, filed May 8, 2008).+

10.11
Amended and Restated 2004 Internap Network Services Corporation Employee Stock Purchase Plan, dated January 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006).+

10.12
Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.13
Form of Stock Option Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.14
VitalStream Holdings, Inc. 2001 Stock Incentive Plan (Third Amended and Restated) (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-141245, filed March 13, 2007).+

10.15	Employment Security Plan dated November 14, 2007 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on November 19, 2007).+

10.16	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.17
Credit Agreement, dated as of November 2, 2010, by and among the Company, Wells Fargo Capital Finance, LLC, as Agent for the lenders and the other lenders identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2010)†

10.18
Security Agreement, dated as of November 2, 2010, among the Company, and certain of its subsidiaries party thereto from time to time, as Grantors, and Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.19
General Continuing Guaranty, dated as of November 2, 2010, executed by CO Space, Inc.; CO Space Services, LLC; CO Space Services Texas, LP; CO Space Properties, LLC and CO Space Properties Texas, LP in favor of Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.20	*	Lease Agreement by and between Cousins Properties Incorporated and CO Space Services, LLC, originally dated January 10, 2000 and as amended through February 26, 2007. †§

10.21		Joinder Agreement to the Employment Security Plan executed by Richard Dobb (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed November 19, 2007).+

10.22		Joinder Agreement to the Employment Security Plan executed by George E. Kilguss (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 28, 2008).+

10.23		Joinder Agreement to the Employment Security Plan executed by Steven A. Orchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2010). +
10.24	Joinder Agreement to the Employment Security Plan executed by Randal R. Thompson (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2009).+

10.25	Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.26	Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 2, 2009.+

10.27
General Release, Separation and Settlement Agreement between the Company and Richard Dobb, effective February 14, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 17, 2011).+

10.28	2010 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.29*	2011 Short Term Incentive Plan.+

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.

+	Management contract and compensatory plan and arrangement.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

§	Confidential treatment has been requested for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP NETWORK SERVICES CORPORATION
Date: February 24, 2011
	By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Eric Cooney
J. Eric Cooney	President, Chief Executive Officer and Director	February 24, 2011
(Principal Executive Officer)

/s/ George E. Kilguss, III
George E. Kilguss, III	Vice President and Chief Financial Officer	February 24, 2011
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	February 24, 2011

/s/ Charles B. Coe
Charles B. Coe	Director	February 24, 2011

/s/ Eugene Eidenberg
Eugene Eidenberg	Director	February 24, 2011

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	February 24, 2011

/s/ Kevin L. Ober
Kevin L. Ober	Director	February 24, 2011

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	February 24, 2011

/s/ Michael A. Ruffolo
Michael A. Ruffolo	Director	February 24, 2011

/s/ Debora J. Wilson
Debora J. Wilson	Director	February 24, 2011

Internap Network Services Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Network Services Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Internap Network Services Corporation at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2011

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Data center services	$128,200	$130,711	$114,252
Internet protocol (IP) services	115,964	125,548	139,737

Total revenues	244,164	256,259	253,989
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	82,761	94,961	83,992
IP services	44,662	48,055	51,885
Direct costs of customer support	19,861	18,034	16,217
Direct costs of amortization of acquired technologies	3,811	8,349	6,649
Sales and marketing	29,232	28,131	30,888
General and administrative	33,048	44,645	44,235
Depreciation and amortization	30,158	28,282	23,865
Loss (gain) on disposals of property and equipment, net	116	26	(16)
Impairments and restructuring	1,411	54,698	101,441

Total operating costs and expenses	245,060	325,181	359,156

Loss from operations	(896)	(68,922)	(105,167)

Non-operating expense (income):
Interest expense	2,170	720	1,251
Interest income	(64)	(150)	(1,884)
Other, net	64	(109)	388

Total non-operating expense (income)	2,170	461	(245)

Loss before income taxes and equity in (earnings) of equity-method investment	(3,066)	(69,383)	(104,922)
Provision for income taxes	952	357	174
Equity in (earnings) of equity-method investment, net of taxes	(396)	(15)	(283)

Net loss	$(3,622)	$(69,725)	$(104,813)

Basic and diluted net loss per share	$(0.07)	$(1.41)	$(2.13)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,467	49,577	49,238

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$59,582	$73,926
Short-term investments in marketable securities and other related assets	—	7,000
Accounts receivable, net of allowance for doubtful accounts of $1,883 and $1,953, respectively	17,588	18,685
Inventory	160	375
Prepaid expenses and other assets	11,057	8,768

Total current assets	88,387	108,754

Property and equipment, net	142,289	91,151
Investment	2,265	1,804
Intangible assets, net	14,698	20,782
Goodwill	39,464	39,464
Deposits and other assets	3,600	2,637
Deferred tax asset, non-current, net	2,439	2,910

Total assets	$293,142	$267,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,383	$17,237
Accrued liabilities	8,975	10,192
Deferred revenues, current portion	3,268	3,817
Capital lease obligations, current portion	1,071	25
Term loan, current portion, less discount of $116	884	—
Restructuring liability, current portion	2,691	2,819
Other current liabilities	135	125

Total current liabilities	42,407	34,215

Revolving credit facility, due after one year	—	20,000
Deferred revenues, less current portion	2,134	2,492
Capital lease obligations, less current portion	19,139	3,217
Term loan, due after one year, less discount of $328	18,422	—
Restructuring liability, less current portion	5,273	6,123
Deferred rent	16,655	16,417
Other long-term liabilities	501	636

Total liabilities	104,531	83,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized and 52,017 shares outstanding at December 31, 2010; 60,000 shares authorized and 50,763 shares outstanding at December 31, 2009	52	51
Additional paid-in capital	1,229,684	1,221,456
Treasury stock, at cost, 115 and 42 shares, respectively	(520)	(127)
Accumulated deficit	(1,040,170)	(1,036,548)
Accumulated items of other comprehensive loss	(435)	(430)

Total stockholders’ equity	188,611	184,402

Total liabilities and stockholders’ equity	$293,142	$267,502

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31, 2010
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	49,759	$50	$1,208,191	$—	$(862,010)	$402	$346,633
Net loss	—	—	—	—	(104,813)	—	(104,813)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	(1,302)	(1,302)
Total comprehensive loss							(106,144)
Stock-based compensation plans activity and stock-based compensation	465	—	8,076	(370)	—	—	7,706

Balance, December 31, 2008	50,224	50	1,216,267	(370)	(966,823)	(929)	248,195
Net loss	—	—	—	—	(69,725)	—	(69,725)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	474	474
Total comprehensive loss							(69,226)
Stock-based compensation plans activity and stock-based compensation	539	1	5,189	243	—	—	5,433

Balance, December 31, 2009	50,763	51	1,221,456	(127)	(1,036,548)	(430)	184,402
Net loss	—	—	—	—	(3,622)	—	(3,622)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Total comprehensive loss							(3,627)
Stock-based compensation plans activity and stock-based compensation	1,254	1	8,228	(393)	—	—	7,836

Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(3,622)	$(69,725)	$(104,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,969	32,496	28,663
Loss (gain) on disposal of property and equipment, net	116	26	(16)
Goodwill and other intangible asset impairments	—	55,647	102,336
Stock-based compensation expense	4,631	5,613	7,499
Equity in (earnings) from equity-method investment	(396)	(15)	(283)
Provision for doubtful accounts	1,253	2,711	5,083
Non-cash changes in deferred rent	237	2,303	3,102
Deferred income taxes	471	(459)	644
Other, net	630	178	(477)
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(156)	7,238	2,424
Inventory, prepaid expenses, deposits and other assets	(2,577)	2,205	(2,919)
Accounts payable	8,147	(2,405)	18
Accrued and other liabilities	(1,216)	1,436	(1,404)
Deferred revenues	(907)	351	(836)
Accrued restructuring liability	(978)	(80)	(1,070)
Net cash flows provided by operating activities	39,602	37,520	37,951

Cash Flows from Investing Activities:
Purchases of investments in marketable securities	—	—	(21,422)
Maturities of investments in marketable securities	7,000	7,374	26,591
Purchases of property and equipment	(62,235)	(17,278)	(51,154)
Proceeds from disposal of property and equipment	51	4	175
Change in restricted cash, excluding effects of acquisition	—	—	4,120
Net cash flows used in investing activities	(55,184)	(9,900)	(41,690)

Cash Flows from Financing Activities:
Proceeds from notes payable	78,036	78,500	20,000
Principal payments on notes payable	(78,750)	(78,500)	(20,000)
Payments of debt issuance costs	(518)	—	—
Payments on capital lease obligations	(446)	(276)	(807)
Stock-based compensation plans	3,027	(205)	108
Other, net	(125)	(117)	(122)
Net cash flows provided by (used in) financing activities	1,224	(598)	(821)
Effect of exchange rates on cash and cash equivalents	14	34	(600)
Net (decrease) increase in cash and cash equivalents	(14,344)	27,056	(5,160)
Cash and cash equivalents at beginning of period	73,926	46,870	52,030
Cash and cash equivalents at end of period	$59,582	$73,926	$46,870
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,058	$795	$1,403
Cash paid for income taxes	395	681	361
Non-cash acquisition of property and equipment under capital leases	16,783	—	3,069
Capitalized stock-based compensation	178	24	97

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“Internap,” “we,” “us” or “our”) provides IT infrastructure services through our data centers and performance-optimized connectivity solutions with 100% availability service level agreements. Differentiated by high levels of performance, availability and support, our services enable our customers to focus on their core business, improve service levels, and lower the cost of IT operations.

We provide services at 37 data centers across North America, Europe and the Asia-Pacific region and through 76 Internet Protocol (“IP”) service points, which include 20 content delivery network (“CDN”) points of presence (“POPs”) and one additional standalone CDN POP.

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks are described in “Risk Factors” in this Annual Report on Form 10-K.

We have incurred significant operational restructurings in recent years, which have included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses, including for each of the three years in the period ended December 31, 2010. At December 31, 2010, our accumulated deficit was $1.0 billion. However, during the years ended December 31, 2010, 2009 and 2008, we generated net cash flows from operating activities of $39.6 million, $37.5 million and $38.0 million, respectively.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated significant inter-company transactions in consolidation.

Estimates and Assumptions

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, goodwill and intangible assets, accruals, stock-based compensation, income taxes, restructuring charges, leases, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Investments in Marketable Securities

We determine the appropriate classification of all marketable securities at the time of purchase and reevaluate such classification as of each reporting period. Trading securities are carried at fair value with all changes in fair value reported in “Non-operating expense (income)” in our consolidated statements of operations. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in “Accumulated items of other comprehensive loss,” a component of stockholders’ equity in our consolidated balance sheets. We also review available-for-sale securities each reporting period for declines in value that we consider to be other-than-temporary and, if appropriate, write down the securities to their estimated fair value. Any declines in value judged to be other-than-temporary on available-for-sale securities are included in “Non-operating expense (income)” in our consolidated statements of operations. The cost of securities sold is based on the specific identification method. See note 4 for further discussion of our investments in marketable securities and other related assets.

Other Investments

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2010, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a component of non-current investments and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted provisions of new accounting guidance which defined fair value and provided direction for using fair value to measure assets and liabilities. We adopted the new provisions with regard to all financial assets and liabilities in the first quarter of 2008 and all nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in the first step of a goodwill impairment test. Our adoption for measuring nonfinancial assets and liabilities beginning in 2009 did not have a material impact on our consolidated financial statements. The new guidance is applicable whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, we continue to value the carrying amounts of certain of our financial instruments, including cash equivalents and marketable securities, at fair value on a recurring basis.

Disclosure of our valuation of certain assets focuses on the inputs used to measure fair value, particularly in instances in which the measurement uses significant unobservable inputs. The fair value estimates presented herein reflect the information available to us as of December 31, 2010. We record certain financial assets and financial liabilities at fair value and we measure, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that we are not currently required to measure at fair value. We applied an optional provision in the accounting guidance to our rights from one of our investment providers to sell at par value our auction rate securities originally purchased from the investment provider at anytime during a two-year period beginning June 30, 2009 (the “ARS Rights”). Recording the ARS Rights at fair value enabled us to match changes in the fair value of the ARS Rights to changes in the fair value of the associated auction rate securities. See note 4 for further discussion of the ARS Rights and note 5 for further discussion of the fair value of our financial instruments.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. Due to the nature of our credit facility and variable interest rate, the fair value of our debt approximates the carrying value.

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. We currently invest the majority of our cash and cash equivalents in money market funds. We also have invested, in accordance with our formal investment policy, in high credit quality corporate debt securities, United States (“U.S.”) Treasury bills and commercial paper.

Inventory

We carry inventory at the lower of cost or market using the first-in, first-out method. Cost includes materials related to the assembly of our flow control platform (“FCP”) products.

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

Leases and Leasehold Improvements

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the assets over seven years or over the lease term, depending on the nature of the improvement, but in no event beyond the expected lease term and none over 20 years. The duration of lease obligations and commitments ranges from four years for office equipment to 25 years for facilities. For leases determined to be operating leases, we record lease expense on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when we control the leased property, which is typically before lease payments begin under the terms of the lease. We record the difference between the expense in our consolidated statements of operations and the amount we pay as deferred rent, which we include in our consolidated balance sheets.

Costs of Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization of capitalized software begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $4.9 million, $0.9 million and $1.4 million in internal-use software costs during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the balance of unamortized software costs was $7.9 million and $4.0 million, respectively, and during the years ended December 31, 2010 and 2009, amortization expense was $1.0 million and $0.7 million, respectively.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment. We consider the carrying value of a long-lived asset impaired when the undiscounted cash flows from such asset are separately identifiable and we estimate them to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. We would determine losses on long-lived assets to be disposed of in a similar manner, except that we would reduce fair values by the cost of disposal. We charge losses due to impairment of long-lived assets to operations during the period in which we identify the impairment. We concluded that no impairment indicators existed to cause us to re-assess our long-lived assets during the year ended December 31, 2010.

Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

For purposes of valuing our goodwill and other intangible assets, we have three reporting units: IP products, IP services and data center services. The IP products and IP services reporting units have goodwill, while the data center services reporting unit does not. We performed our annual impairment review as of August 1, 2010 and concluded that goodwill attributed to our IP products and IP services reporting units was not impaired as the fair value of each reporting units exceeded the carrying value of the reporting unit, including goodwill. In addition, we considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2010.

To determine the fair value of our reporting units, we utilize the discounted cash flow and market methods. We consistently utilize both methods in our goodwill impairment tests and weight both results equally because we believe both, in conjunction with each other, provide a reasonable estimate of the fair value of the reporting units. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

We determined the assumptions supporting the discounted cash flow method, including the discount rate, using our best estimates as of the date of the impairment review. We performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions and there was no impairment indicated in our testing.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; projected earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

Other intangible assets, including developed technologies and patents, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to eight years for developed technologies and 15 years for patents. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to re-assess our other intangible assets during the year ended December 31, 2010.

Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. If we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. If circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our restructuring accrual.

Taxes

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure the tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We record a valuation allowance to reduce our deferred tax assets to their estimated realizable value. We may recognize deferred tax assets in future periods if and when we estimate them to be realizable, such as establishing our expected continuing profitability or that of certain of our foreign subsidiaries.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2010 and 2009, we did not recognize any associated liabilities. We have recorded nominal interest and penalties arising from the underpayment of income taxes in “General and administrative” expenses in our consolidated statements of operations. As of December 31, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions, given our substantial U.K. net operating loss carryforwards.

We account for telecommunication, sales and other similar taxes on a net basis in “General and administrative” expense in our consolidated statements of operations.

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

Treasury Stock

As permitted by our stock-based compensation plans, from time-to-time we acquire shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation. In 2009, we reissued a portion of the shares of treasury stock acquired in 2008 and 2009 as part of our stock-based compensation plans and expect to similarly reissue the remaining shares. When we reissue the shares, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

Revenue Recognition

We generate revenues primarily from the sale of data center services and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. We recognize the monthly minimum as revenue each month provided that we have entered into an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life.

We determine data center revenues by occupied square feet and both allocated and variable-based usage. Data center revenues include both physical space for hosting customers’ network and other equipment plus associated services such as redundant power and network connectivity, environmental controls and security.

We recognize IP services revenues on fixed- or usage-based pricing. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage.

We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Because the software component of our FCP product is more than incidental to the product as a whole, we recognize associated FCP revenue in accordance with GAAP for software. FCP product and other hardware sales were $1.4 million, $0.9 million and $2.4 million and FCP-related services and subscription revenues were $1.1 million, $0.9 million and $1.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

We also enter into multiple-element arrangements or bundled services, such as combining data center services and IP services. When we enter into such arrangements, we account for each element separately over its respective service period provided that we have objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately four years for 2010 and three years for 2009 and 2008. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs. We amortize deferred post-contract customer support associated with sales of our FCP product ratably over the contract period, which is generally one year.

We record a reserve amount for service level agreements and other sales adjustments, which reduces gross revenues and accounts receivable. We identify adjustments for service level agreements within the billing period and reduce revenues accordingly. We base the amount for sales adjustments upon specific customer information, including customer disputes, credit adjustments not yet processed through the billing system and historical activity. If the financial condition of our customers deteriorates, or if we become aware of new information impacting a customer’s credit risk, we may make additional adjustments.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk.

Research and Development Costs

Research and development costs, which include product development costs, are included in general and administrative cost and are expensed as incurred. These costs primarily consist of compensation and consulting fees related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $1.9 million, $3.8 million and $5.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. These costs do not include $0.9 million, $0.9 million and $1.4 million of internal-use software costs capitalized during the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2010, 2009 and 2008 were $2.0 million, $1.3 million and $1.3 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share during the years ended December 31, 2010, 2009 and 2008 is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net loss and net loss available to common stockholders	$(3,622)	$(69,725)	$(104,813)
Weighted average shares outstanding, basic and diluted	50,467	49,577	49,238
Net loss per share, basic and diluted	$(0.07)	$(1.41)	$(2.13)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,750	5,356	3,651

Segment Information

We use the management approach for determining which, if any, of our services and products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal reporting that management uses for making operating decisions and assessing performance as the source of any reportable segments. As described in note 3, we operate in two business segments: data center services and IP services.

Revision

During the fourth quarter of 2010, we performed an evaluation of job functions, which resulted in a realignment of costs from direct costs of customer support to general and administrative, which we believe more accurately presents the components of operating costs. The change did not impact segment margin, total operating expenses or net loss. For the year ended December 31, 2009, the impact of the revision between direct costs of customer support and general and administrative expenses was $0.5 million and we adjusted the accompanying consolidated financials to reflect the realignment. The consolidated financial statements for the year ended December 31, 2008 were not affected.

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

Recently Issued Accounting Pronouncements That We Have Not Yet Adopted

In September 2009, the FASB issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will have a material impact on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help determine what is “essential to the functionality.” Software-enabled products will not be subject to other revenue recognition guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009, noted above. We must apply the new guidance on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will have a material impact on our consolidated financial statements.

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

3.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation services, which involve physical space for hosting customers’ IT infrastructure network and other equipment, as well as associated services such as redundant power and network connectivity, environmental controls and security. The segment also includes managed hosting services whereby customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, colocation and bandwidth. The IP services segment represent our IP transit activities and include our patented Performance IPTM service, our XIPTM Acceleration-as-a-Service solution, CDN services and FCP products.

The following tables show operating results for our business segments, along with reconciliations from segment gross profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Data center services	$128,200	$130,711	$114,252
IP services	115,964	125,548	139,737
Total revenues:	244,164	256,259	253,989
Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	82,761	94,961	83,992
IP center services	44,662	48,055	51,885
Total direct costs of network, sales and services, exclusive of depreciation and amortization	127,423	143,016	135,877

Segment profit:
Data center services	45,439	35,750	30,260
IP services	71,302	77,493	87,852
Total segment profit	116,741	113,243	118,112

Impairments and restructuring	1,411	54,698	101,441
Other operating expenses, including direct costs of customer support, depreciation and amortization	116,226	127,467	121,838
Loss from operations	(896)	(68,922)	(105,167)
Non-operating expense (income)	2,170	461	(245)
Loss before income taxes and equity in (earnings) of equity-method investment	$(3,066)	$(69,383)	$(104,922)

Total assets by segment are as follows (in thousands):
	December 31,
	2010	2009

IP services	$176,189	$191,743
Data center services	116,953	75,759
	$293,142	$267,502

For the year ended December 31, 2010, revenues generated, and long-lived assets located outside the U.S. were less than 10% of our total revenues and assets.

We present goodwill by segment in note 7, and as discussed in that note, we did not record an impairment charge during the year ended December 31, 2010. However, we recorded the following impairment charges by segment during the years ended December 31, 2009 and 2008 (in thousands):

	Data Center Services	IP Services	Total
Year Ended December 31, 2009:
Goodwill	$13,665	$37,848	$51,513
Other intangible assets	—	4,134	4,134
	$13,665	$41,982	$55,647

Year Ended December 31, 2008:
Goodwill	$24,925	$74,775	$99,700
Other intangible assets	196	2,440	2,636
	$25,121	$77,215	$102,336

4.           INVESTMENTS

Investments in Marketable Securities

We invest excess funds pursuant to a formal investment policy. At December 31, 2010, we invested all excess cash in money market funds classified with cash and cash equivalents. At December 31, 2009, we invested excess cash in money market funds classified with cash and cash equivalents and in investments in marketable securities that were comprised of $7.0 million of auction rate securities and ARS Rights, described below, all designated as trading securities.

Auction Rate Securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, 28 or 35 days. Auction rate securities generally trade at par value and are callable at par value on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. The underlying assets of our auction rate securities are state-issued student and educational loans that were substantially backed by the federal government and carried AAA/Aaa or A3 ratings as of December 31, 2009. Although these securities are issued and rated as long-term bonds, they have historically been priced and traded as short-term investments because of the liquidity provided through the interest rate resets.

During the year ended December 31, 2010, $4.3 million of our auction rate securities were called by the issuer at par value and $2.7 million were sold at par value. The fair values of our auction rate securities were $0 and $6.5 million, recorded in “Short-term investments in marketable securities and other related assets” in the consolidated balance sheets as of December 31, 2010 and 2009, respectively. New or additional auction rate securities are not eligible investments under our current investment policy. During the years ended December 31, 2010 and 2009, we recorded unrealized gains on the auction rate securities of $0.5 million and $0.3 million, respectively, included in “Non-operating (income) expense” in the consolidated statements of operations.

ARS Rights. In November 2008, we accepted an offer from one of our investment providers providing us with the ARS Rights, which gave us the right to sell at par value auction rate securities originally purchased from the investment provider at any time during a two-year period beginning June 30, 2010. By accepting the offer, we are able to sell our auction rate securities back to our investment provider at par value, which is as the price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, during the period of June 30, 2010 to July 2, 2012. In consideration for the ARS Rights, we granted the investment provider the right to sell or otherwise dispose of, and/or enter orders in the auction process for, our auction rate securities until July 2, 2012 without prior notification, so long as we receive payment of par value upon any sale or disposition.

The ARS Rights represent a firm agreement, that is, an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the auction rate securities. The ARS Rights cannot be net settled, so they do not meet the definition of a derivative instrument. Therefore, we elected to measure the ARS Rights at fair value in accordance with applicable accounting standards that permit an entity to elect the fair value option for selected recognized financial assets. Measuring the ARS Rights at fair values enables us to match the changes in the fair value of the auction rate securities. As a result, changes in fair value are and will continue to be included in earnings in future periods. During the years ended December 31, 2010 and 2009, recorded unrealized losses on the ARS Rights were immaterial. We include the fair value of the ARS Rights of $0 and $0.5 million in “Short-term investments in marketable securities and other related assets” at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, we had investment proceeds of $7.0 million, representing $4.3 million from issuer calls of auction rate securities at par value and $2.7 million from sales of auction rate securities at par value. Accordingly, we did not recognize any realized gains or losses on the disposals of these securities.

During the year ended December 31, 2009, we had investment proceeds of $7.4 million, representing $7.2 million from the maturity of available for sale securities at par value and $0.2 million from issuer calls of auction rate securities at par value. Accordingly, we did not recognize any realized gains or losses on the disposals of these securities.

Investment in Internap Japan

We invested $4.1 million for a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. We are unable to assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated due to certain minority interest protections afforded to our joint venture partners. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting.

We include our investment activity in the joint venture in the IP services operating segment, which is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009
Investment balance, January 1	$1,804	$1,623
Proportional share of net income	396	15
Unrealized foreign currency translation gain, net	65	166
Investment balance, December 31	$2,265	$1,804

Audited summarized financial information for Internap Japan is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current assets	$4,393	$3,908	$3,724
Noncurrent assets	1,636	638	939
Current liabilities	1,288	1,126	1,427
Noncurrent liabilities	—	—	—
Net sales	10,357	9,794	8,726
Operating income	836	176	560
Net income	813	247	416

5.           FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, investments in marketable securities and other related assets) measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2010:
Available for sale securities:
Money market funds(1)	$39,283	$—	$—	$39,283
	$39,283	$—	$—	$39,283

December 31, 2009:
Available for sale securities:
Money market funds and other(1)	$26,019	$—	$—	$26,019
Trading securities:
Auction rate securities(2)	—	—	6,503	6,503
ARS Rights(2)	—	—	497	497
	$26,019	$—	$7,000	$33,019

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2010 and 2009 in addition to $20.3 million and $47.9 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)	Included in “Short-term investments in marketable securities and other related assets” in the consolidated balance sheets as of December 31, 2009.

Our auction rate securities were not actively trading since early 2008 when auctions failed to attract sufficient buyers, and, as a result, the auction rate securities lost their liquidity. Our auction rate securities did not have a readily observable market value and their estimated fair value no longer approximated par value. Given that observable auction rate securities market information was not sufficiently available to determine the fair value of our auction rate securities, we estimated the fair value of the auction rate securities based on a wide array of market evidence related to each security’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk that we believed market participants would use in pricing the securities in a current transaction. We then used a trinomial discount model where the future cash flows of the auction rate securities were priced by summing the present value of the future principal and forecasted interest payments. We also considered probabilities of default, auction failure, a successful auction at par value or repurchase at par value and recovery rates in default for each of the securities. We then discounted the weighted average cash flow for each period back to present value at the determined discount rate for each auction rate security.

Similar to the auction rate securities, observable market information was not available to determine the fair value of the ARS Rights. We estimated the fair value of the ARS Rights based on a valuation approach commonly used for forward contracts in which one party agrees to sell a financial instrument (generating cash flows) to another party at a particular time for a predetermined price. In this approach, we subtracted the present value of all expected future cash flows from the current fair value of the security and calculated the resulting value as a future value at an interest rate reflective of counterparty risk.

The following table provides a summary of changes in fair value of our Level 3 financial assets, auction rate securities and ARS Rights, for each of the two years in the period ended December 31, 2010 (in thousands):

	Auction Rate Securities	ARS Rights
Balance, December 31, 2008	$6,378	$649
Total realized and unrealized gains (losses)	275	(152)
Issuance of ARS Rights	(150)	—
Balance, December 31, 2009	6,503	497
Total realized gains (losses)	497	(4)
Settlements	(7,000)	(493)
Balance, December 31, 2010	$—	$—

The following table summarizes our nonfinancial assets measured at fair value on a nonrecurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Goodwill	$—	$—	$39,464	$39,464
Other intangible assets	—	—	20,782	20,782
	$—	$—	$60,246	$60,246

We further discuss goodwill and other intangibles assets, along with the associated impairments, in note 7.

Market risk associated with our variable rate Term Loan, revolving credit facility and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. The following table presents information about our Term Loan, revolving credit facility and other liabilities at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010		2009
Carrying Amount		Fair Value	Carrying Amount	Fair Value
Term Loan	$19,750	$19,750	$—	$—
Revolving credit facility	—	—	20,000	20,000
Other liabilities	636	653	761	789
	$20,386	$20,403	$20,761	$20,789

We estimate the fair values of our Term Loan, revolving credit facility and other liabilities based on current market rates of interest.

6.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Network equipment	$113,593	$101,705
Network equipment under capital lease	1,426	1,581
Furniture, equipment and software	38,750	31,637
Leasehold improvements	191,915	156,252
Buildings under capital lease	18,668	3,003
Property and equipment, gross	364,352	294,178
Less: Accumulated depreciation and amortization ($3,267 and $1,914 related to capital leases at December 31, 2010 and 2009, respectively)	(222,063)	(203,027)
	$142,289	$91,151

We retired $9.0 million of assets with accumulated depreciation of $8.9 million during the year ended December 31, 2010, $6.4 million of assets with accumulated depreciation of $6.3 million during the year ended December 31, 2009 and $2.0 million of assets with accumulated depreciation of $1.9 million during the year ended December 31, 2008. We capitalized an immaterial amount of interest for each of the three years in the period ended December 31, 2010.

We summarize depreciation and amortization of property and equipment associated with direct costs of network, sales and services and other depreciation expense as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Direct costs of network, sales and services	$26,930	$22,134	$20,650
Other depreciation and amortization	3,228	6,148	3,215
Subtotal	30,158	28,282	23,865
Amortization of acquired technologies(1)	3,811	8,349	6,649
Total depreciation and amortization	$33,969	$36,631	$30,514

(1)
Amortization of acquired technologies during the years ended December 31, 2009 and 2008 included impairment charges of $4.1 million and $1.9 million, respectively, for acquired CDN advertising technology.

7.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During 2010, we did not identify an impairment as a result of our annual August 1 impairment test and none of our reporting units were at risk of failing step one. In addition, we considered the likelihood of triggering events that might cause us to re-assess goodwill on an interim basis and concluded that none had occurred subsequent to our August 1, 2010 valuation date.

During 2009, we recorded an aggregate goodwill impairment charge of $51.5 million. This charge included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill in our IP services segment related to our FCP products. The goodwill impairments in 2009 were in addition to a goodwill impairment of $99.7 million in 2008 related to our former CDN services segment. We present the goodwill impairment charges in “Impairments and restructuring” in the consolidated statements of operations. We reclassified the original goodwill in the former CDN services segment and the 2008 impairment charge from the former CDN services segment to IP services and data center services based on the respective estimated relative fair value of those segments.

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

The changes in the carrying amount of goodwill for each of the two years ended December 31, 2010 are as follows (in thousands):

	IP Services	Data Center Services	Total
Balance, December 31, 2008:
Goodwill	$152,087	$38,590	$190,677
Accumulated impairment losses	(74,775)	(24,925)	(99,700)
Net	77,312	13,665	90,977

Impairment	(37,848)	(13,665)	(51,513)

Balance, December 31, 2009:
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(112,623)	(38,590)	(151,213)
Net	39,464	—	39,464

Balance, December 31, 2010:
Goodwill	152,087	38,590	190,677
Accumulated impairment losses	(112,623)	(38,590)	(151,213)
Net	$39,464	$—	$39,464

Other Intangible Assets

We concluded that no impairment indicators existed to cause us to re-assess our other intangible assets during the year ended December 31, 2010.

During 2009, in conjunction with the change in our business segments and the associated review of our long-term financial outlook, we performed an analysis of the potential impairment and re-assessed the remaining asset lives of other identifiable intangible assets. The analysis and re-assessment of other identifiable intangible assets resulted in:

●	an impairment charge of $4.1 million in acquired CDN advertising technology due to a strategic change in market focus;
●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated remaining useful life (from 38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers;

●
a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN trade names over a shorter estimated remaining useful life (from 32 months remaining as of June 1, 2009 to 17 months) to reflect the decreased value of our acquired CDN trade names to our business; and

●
a change in estimates that resulted in acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated remaining useful life (from nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

Similarly, the review of our long-term financial outlook during the year-ended December 31, 2008 resulted in:

●	an impairment charge of $1.9 million in acquired CDN advertising technology;
●	an impairment charge of $0.8 million in trade names as a result of discontinuing use of the VitalStream trade name; and
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

We included the impairment charges for acquired CDN advertising technology of $4.1 million and $1.9 million during the years ended December 31, 2009 and 2008, respectively, in “Direct costs of amortization of acquired technologies” in the consolidated statements of operations. We include the impairment charge for the VitalStream trade name of $0.8 million during the year ended December 31, 2008 in “Impairments and restructuring” in the consolidated statements of operations. The change in estimates of remaining useful lives for the intangible assets as of June 1, 2009 noted above resulted in an increase to our net loss of $2.8 million, or $0.06 per basic and diluted share, during the year ended December 31, 2009. The change in estimates for our customer relationship intangible asset as of August 1, 2008 noted above resulted in an increase to our net loss of $0.4 million, or less than $0.01 per basic and diluted share, during the year ended December 31, 2008.

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology based	$35,927	$(21,344)	$35,927	$(17,532)
Contract based	24,232	(24,117)	24,232	(21,845)
	$60,159	$(45,461)	$60,159	$(39,377)

Amortization expense for intangible assets during the years ended December 31, 2010, 2009 and 2008 was $6.1 million, $9.0 million and $6.4 million, respectively. This amortization expense does not include impairment charges of $4.1 million and $2.7 million during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, remaining amortization expense for the next five years is as follows (in thousands):

2011	$3,528
2012	3,528
2013	3,528
2014	3,528
2015	586
$14,698

8.           RESTRUCTURING

During 2010, we made subsequent plan adjustments in sublease income assumptions for certain properties included in our previously disclosed restructuring plans. Due to current economic conditions, these adjustments extend the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space. Subsequent plan adjustments of $1.4 million and initial restructuring charges of $0.04 million for the year ended December 31, 2010 are included in “Impairments and restructuring” on the accompanying consolidated statements of operations.

Also during 2010, we identified and corrected an error impacting deferred rent expense related to prior years. This adjustment resulted in a decrease in direct costs of data center services of $0.3 million, which we determined to be immaterial to prior year financial statements.

During 2009, we made adjustments in sublease income assumptions for certain properties included in our previously disclosed 2007 and 2001 restructuring plans, implemented a restructuring plan to reduce our workforce by 45 employees and ceased use of four smaller facilities which were office and partner data center sites. The adjustments in sublease income assumptions for certain properties included in our 2007 and 2001 restructuring plans extended the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space. The related analyses were based on discounted cash flows using the same credit-adjusted risk-free rate that we used to measure the initial restructuring liability for leases that were part of the 2007 restructuring plan and undiscounted cash flows for leases that were part of the 2001 restructuring plan, in accordance with accounting standards in effect at the time we initiated the restructuring plans. The new assumptions resulted in an increase to our restructuring accrual of $2.0 million in 2009, which we recorded as a restructuring charge and an increase to the related liability.

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

The following table displays the activity and balances for the restructuring and asset impairment activity during the years ended December 31, 2010 and 2009 (in thousands):

	December 31, 2009 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2010 Restructuring Liability
Activity for 2010 restructuring charge:
Real estate obligations	$—	$36	$(5)	$(19)	$12
Activity for 2009 restructuring charge:
Employee terminations	36	—	18	(54)	—
Real estate obligations	178	—	11	(189)	—
Activity for 2007 restructuring charge:
Real estate obligations	6,248	—	938	(1,551)	5,635
Activity for 2001 restructuring charge:
Real estate obligations	2,480	—	438	(601)	2,317
	$8,942	$36	$1,400	$(2,414)	$7,964

	December 31, 2008 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments(1)	Cash Payments	December 31, 2009 Restructuring Liability
Activity for 2009 restructuring charge:
Employee terminations	$—	$877	$31	$(872)	$36
Real estate obligations	—	239	5	(66)	178
Activity for 2007 restructuring charge:
Real estate obligations	6,276	—	1,694	(1,722)	6,248
Activity for 2001 restructuring charge:
Real estate obligations	2,746	—	309	(575)	2,480

	$9,022	$1,116	$2,039	$(3,235)	$8,942

(1)       Includes $0.1 million of reclassifications of accrued liabilities and deferred rent related to prior restructuring activities.

9.       ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Compensation and benefits payable	$5,490	$5,818
Telecommunications, sales, use and other taxes	1,131	1,743
Other	2,354	2,631
	$8,975	$10,192

10.       CREDIT AGREEMENTS

In November 2010, we entered into a new $80.0 million credit agreement (the “Credit Agreement”) which replaced our prior $35.0 million credit facility. Concurrently with the execution of the Credit Agreement, we closed the loans under the Credit Agreement (the “Closing”) and paid off and terminated our prior credit facility, provided that any outstanding letters of credit under the prior credit facility remain in effect until their expiration or replacement.

Our obligations under the Credit Agreement are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

The Credit Agreement provides for a four-year revolving credit facility up to $40.0 million (the “Revolving Credit Facility”), which includes a $10.0 million sub-limit for letters of credit. The Credit Agreement also provides for a four-year term loan up to $40.0 million (the “Term Loan”). We borrowed $20.0 million under the Term Loan at Closing (the “Initial Term Loan”), and we have a one-time option to borrow an additional $20.0 million under the Term Loan until November 2012 (the “Delayed Term Loan”).

We may use the proceeds of the Term Loan and the Revolving Credit Facility to (a) pay off existing indebtedness under our prior credit facility, (b) fund the fees and expenses incurred in connection with the Credit Agreement, (c) finance future acquisitions, and (d) finance capital expenditures and other general corporate purposes.

The interest rate on the Revolving Credit Facility will be either (a) the Base Rate (as defined in the Credit Agreement) plus 1.5 percentage points, or (c) the LIBOR Rate (as defined in the Credit Agreement) plus 3.25 percentage points, as we elect from time to time. The interest rate on the Term Loan will be either (x) the Base Rate plus 3.25 percentage points, or (y) the LIBOR Rate plus 3.25 percentage points, as we elect from time to time.

We must repay the Initial Term Loan annually in an amount equal to 5% of the original principal amount of the Initial Term Loan, to be paid in quarterly installments, with any amount remaining unpaid being due and payable on the fourth anniversary of the Closing (the “Maturity Date”). As of December 31, 2010, the quarterly payments on the Initial Term Loan are $250,000. We must repay the Delayed Term Loan annually in an amount equal to 5% of the original principal amount of the Delayed Term Loan, to be paid in quarterly installments, with any amount remaining unpaid being due and payable on the Maturity Date.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement.

We recorded a debt discount of $0.5 million related to the costs incurred for the Term Loan. During 2010, we amortized $0.02 million of the debt discount, as interest expense, using the effective interest method over the life of the loan.

The fair value of our debt approximates the carrying value due to the nature of our Credit Agreement.

A summary of the Credit Agreement and our prior credit facility as of December 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

	December 31,
	2010	2009
Credit limit:
Revolving credit facility	$40,000	$35,000
Term Loan	40,000	—
Outstanding principal balance on the Term Loan, less unamortized discount of $0.4 million, due October 2014	19,306	—
Outstanding balance on revolving credit facility	—	20,000
Letters of credit issued	4,135	3,610
Borrowing capacity	55,865	11,390
Interest rate	3.55%	3.25%

Maturities of the Term Loan are as follows:
2011	$1,000
2012	1,000
2013	1,000
2014	16,750
$19,750

11.       CAPITAL LEASES

We record capital lease obligations and the leased property and equipment at the time of acquisition at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of December 31, 2010, our capital leases had expiration dates ranging from 2011 to 2023.

During the year ended December 31, 2010, we entered into a lease agreement for a new company-controlled data center in Santa Clara, California and a lease amendment which expanded our company-controlled data center in Seattle, Washington. As a result, property and equipment and corresponding capital lease obligations increased by $16.7 million.

Future minimum capital lease payments and the present value of the minimum lease payments as of December 31, 2010, are as follows (in thousands):

2011	$2,928
2012	3,013
2013	3,098
2014	3,094
2015	3,158
Thereafter	17,354
Remaining capital lease payments	32,645
Less: amounts representing imputed interest	(12,435)
Present value of minimum lease payments	20,210
Less: current portion	(1,071)
$19,139

12.       INCOME TAXES

The current and deferred income tax provision for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$194	$153	$254
State	351	356	181
Foreign (including change in unrecognized tax benefits)	—	—	(668)
	545	509	(233)
Deferred:
Federal	—	—	(398)
State	1	4	(16)
Foreign	406	(156)	821
	407	(152)	407
Net income tax provision	$952	$357	$174

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

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows:

	Year Ending December 31,
	2010	2009	2008
Federal income tax at statutory rates	(34)%	(34)%	(34)%
Goodwill impairment	—	24	29
Foreign income tax (benefit)	(7)	—	—
Stock-based compensation	—	1	1
State income tax	8	—	—
Other permanent differences	2	—	—
Compensation	7	—	—
Change in valuation allowance	55	8	4
Effective tax rate	(31)%	(1)%	—%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2010	2009
Current deferred income tax assets:
Provision for doubtful accounts	$2,211	$2,192
Accrued compensation	1,470	84
Other accrued expenses	186	304
Deferred revenue	1,200	1,347
Restructuring liability	1,023	1,071
Other	115	66
Current deferred income tax assets	6,205	5,064
Less: valuation allowance	(6,205)	(5,064)
Net current deferred income tax assets	—	—

Non-current deferred income tax assets:
Property and equipment	32,009	27,577
Goodwill	5,257	5,724
Intangible assets	4,538	4,508
Deferred revenue, less current portion	752	933
Restructuring liability, less current portion	2,004	2,327
Deferred rent	6,566	6,513
Stock-based compensation	1,417	1,647
U.S. net operating loss carryforwards	72,898	68,221
Foreign net operating loss carryforwards, less current portion	4,254	5,514
Capital loss carryforwards	2,271	2,271
Tax credit carryforwards	915	712
Other	2,046	877
Non-current deferred income tax assets	134,927	126,824
Less: valuation allowance	(132,488)	(123,914)
Non-current deferred income tax assets, net	2,439	2,910
Net deferred tax assets	$2,439	$2,910

Based upon a study conducted in 2008, we reduced our net operating loss carryforwards due to limitations under Section 382 of the Internal Revenue Code with regard to an ownership change in 2001. As of December 31, 2010, we had U.S. net operating loss carryforwards for federal tax purposes of $210.8 million that will expire beginning 2018 through 2026. Of the total U.S. net operating loss carryforwards, $19.0 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax and research and development tax credit carryforwards of approximately $0.9 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $15.5 million that will begin to expire in 2011.

We determined that through December 31, 2010, no further ownership changes have occurred since 2001. Therefore, as of December 31, 2010, no additional material limitations exist on the U.S. net operating losses related to Section 382 of the Internal Revenue Code. However, if we experience subsequent changes in stock ownership as defined by Section 382 of the Internal Revenue Code, we may have additional limitations on the future utilization of our U.S. net operating losses.

A deferred tax asset is also created by accelerated depreciable lives of fixed assets for financial reporting purposes compared to income tax purposes. Network equipment and leasehold improvements comprise the majority of the income tax basis differences. These assets are deductible over a shorter life for financial reporting than for income tax purposes. As we retire assets in the future, the income tax basis differences will reverse and become deductible for income taxes.

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. For U.S. income tax purposes, we established a valuation allowance of $134.6 million and $4.1 million against the U.S. and foreign deferred tax assets, respectively, that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, January 1,	$128,978	$124,755	$128,561
Decrease (increase) in deferred tax assets	9,715	4,223	(3,806)
Balance, December 31,	$138,693	$128,978	$124,755

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Unrecognized tax benefits balance, January 1,	$—	$—	$921
Additions for tax positions of current year	—	—	—
Foreign exchange (loss)	—	—	(253)
Lapse of statute of limitations	—	—	(668)
Unrecognized tax benefits balance, December 31,	$—	$—	$—

The changes in the liability for unrecognized tax benefits had no impact on our effective income tax rate in the respective periods of change due to the offsetting changes in our U.K. deferred tax asset for the corresponding periods.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations as a component of “General and administrative” expenses. As of December 31, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions. Our federal income tax returns remain open to examination for the tax years 2007 through 2009; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2007. Returns filed in other jurisdictions are subject to examination for years prior to 2007.

13.       EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.8 million, $0.7 million and $0.9 million during the years ended December 31, 2010, 2009 and 2008, respectively.

14.       COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating Leases

We have entered into leases for data center, P-NAP and office space that are classified as operating leases. Initial lease terms range from two to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit or restricted cash balances to ensure payment. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2010 (in thousands):

2011	$25,856
2012	25,895
2013	26,028
2014	24,519
2015	17,171
Thereafter	53,266
$172,735

Rent expense was $25.7 million, $26.6 million and $21.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Sublease income, recorded as a reduction of rent expense, was $0.1 million, $0.2 million and $0.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2010 (in thousands):

2011	$14,402
2012	7,168
2013	1,624
2014	1,415
2015	1,211
Thereafter	825
$26,645

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

We depend on other companies to supply various key elements of our infrastructure including the network access local loops between our network access points and our Internet service providers and the local loops between our network access points and our customers’ networks. In addition, a limited number of vendors currently supply the routers and switches used in our network. Furthermore, we do not carry significant inventories of the products and equipment that we purchase and use, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay maintenance or expansion of our infrastructure and increase our costs. If our limited number of suppliers fail to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

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

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream, which we acquired in 2007, (b) customer issues and related credits due to services outages and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

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

On September 15, 2010, the Court granted our motion to dismiss and denied the individual defendants’ motion to dismiss. The Court dismissed plaintiffs’ claims under Section 14(a) of the Exchange Act. With respect to plaintiffs’ claims under Section 10(b) of the Exchange Act, the Court held that the Amended Complaint failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act, but allowed plaintiffs’ one final opportunity to amend the complaint. On October 26, 2010, plaintiffs filed their Third Amended Class Action Complaint. On December 10, 2010, we filed a motion to dismiss this complaint, which is currently pending before the Court.

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

While we intend to vigorously contest these lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation described above may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

15.       PREFERRED STOCK

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

Originally scheduled to expire on March 23, 2017, we amended our rights agreement previously executed in 2007 to accelerate its expiration which occurred on the close of business on December 31, 2009. In connection with the expiration of the rights agreement, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware on February 26, 2010, to eliminate our series B preferred stock. The Certificate of Elimination removed the previous designation of 0.5 million shares of series B preferred stock and caused such shares of series B preferred stock to resume their status as undesignated shares of our preferred stock. Accordingly, all 20.0 million authorized shares of preferred stock are now designated as blank check preferred stock.

We have no shares of preferred stock outstanding.

16.       STOCK-BASED COMPENSATION PLANS

We have granted employees options to purchase shares of stock and issued unvested restricted stock. We measure stock-based compensation cost at the grant date based on the calculated fair value of the option or award. We recognize the expense over the employees’ requisite service period, generally the vesting period of the option or award. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model. Stock option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Direct costs of customer support	$755	$974	$1,369
Sales and marketing	944	1,395	1,782
General and administrative	2,932	3,244	4,348
	$4,631	$5,613	$7,499

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. We capitalized less than $0.2 million of stock-based compensation during each of the three years in the period ended December 31, 2010.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2010, 2009 and 2008, were expected terms of 4.2, 4.3 and 4.0, respectively; historical volatilities of 80%, 82% and 72%, respectively; risk free interest rates of 1.9%, 1.8% and 2.6%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $3.07, $1.65 and $3.79 during the years ended December 31, 2010, 2009 and 2008, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Stock-Based Compensation and Option Plans

Under our 2005 Incentive Stock Plan (the “2005 Plan”), we may issue stock options, stock appreciation rights, restricted stock and stock unit grants to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2005 Plan. We have reserved a total of 10.8 million shares of stock for issuance under the 2005 Plan, comprised of 6.0 million shares designated in the 2005 Plan plus 1.0 million shares that remain available for issuance of stock options and restricted stock and 3.8 million shares of unexercised stock options under certain pre-existing plans. We will not make any future grants under these pre-existing plans, but each of the pre-existing plans were made a part of the 2005 Plan so that the shares available for issuance under the 2005 Plan may be issued in connection with grants made under those plans. As of December 31, 2010, 4.0 million stock options were outstanding, 1.3 million shares of unvested restricted stock were outstanding and 1.9 million shares of stock were available for issuance under the 2005 Plan.

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

Under the 1999 Non-Employee Directors’ Stock Option Plan (the “Director Plan”), we granted non-qualified stock options to non-employee directors. A total of 0.4 million shares of our common stock were reserved for issuance under the Director Plan. Under the Director Plan, non-employee directors received 8,000 stock options on the date such person was first elected or appointed as a non-employee director. On the day after each of our annual stockholder meetings, each non-employee director received 5,000 stock options, provided such person was a non-employee director for at least the prior six months. The stock options had an exercise price equal to 100% of the fair market value of our common stock on the grant date and were fully vested and exercisable as of the grant date. Each director also received an annual grant of restricted stock, which vested ratably over three years, subject to the terms of the 2005 Plan, under which these shares of restricted stock were granted. Beginning in 2010, the actual number of stock options and shares of restricted stock to be granted was the lesser of dividing $55,000 by either (a) our closing stock price on the grant date, or (b) $3.00 per share. In addition, new non-employee directors were to receive a grant of 12,500 shares of restricted to vest ratably over three years. As of December 31, 2010, 0.2 million stock options were outstanding. The Director Plan expired by its terms in July 2010. We will make future grants of stock options and/or restricted stock to non-employee directors from the 2005 Plan.

For all stock-based compensation plans, the exercise price for each stock option may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Incentive stock options, may be granted only to eligible employees and if granted to a 10% stockholder, the terms of the grant will be more restrictive than for other eligible employees. Stock options become exercisable as determined at the grant date by the compensation committee of our board of directors. Stock options generally vest 25% after one year and monthly or quarterly over the following three years, except for non-employee directors who usually receive immediately exercisable options. Conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. If the only condition to the forfeiture of a stock grant or stock unit grant is the completion of a period of service, the minimum period of service will generally be three years from the grant date. We have reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

Stock option activity during the year ended December 31, 2010 under all of our stock-based compensation plans is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2009	4,253	$7.16
Granted	2,085	5.05
Exercised	(826)	4.01
Forfeitures and post-vesting cancellations	(1,044)	10.05
Balance, December 31, 2010	4,468	$6.08
Exercisable, December 31, 2010	1,771	$8.69

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2010 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	1,771	4,010
Weighted-average exercise price	$8.69	$6.26
Aggregate intrinsic value	$2,069,155	$6,218,383
Weighted-average remaining contractual term, in years	6.0	7.6

The total intrinsic value of stock options exercised was $1.2 million, $0.1 million and $0.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2010 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2009	1,088	$3.61
Granted	584	5.42
Vested	(307)	4.50
Forfeited	(106)	3.39
Unvested balance, December 31, 2010	1,259	$4.25

The total fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $1.1 million and $1.1 million, respectively. The total intrinsic value at December 31, 2010 of all unvested restricted stock was $5.1 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2010 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$5,297	$3,177	$8,474
Weighted-average remaining recognition period (in years)	2.9	2.5	2.7

Employee Stock Purchase Plan

Our 2004 Employee Stock Purchase Plan (the “ESPP”) encourages ownership of our common stock by our employees by permitting eligible employees to purchase our common stock at a discount. Eligible employees may elect to participate in the ESPP for two consecutive calendar quarters, referred to as a “purchase period,” during a designated period immediately preceding the purchase period. Purchase periods have been established as the six-month periods ending June 30 and December 31 of each year. A participation election is in effect until it is amended or revoked by the participating employee, which may be done at any time on or before the last day of the purchase period.

The price for shares of common stock purchased under the ESPP is 95% of the closing sale price per share of common our stock on the last day of the purchase period. The ESPP is intended to be a non-compensatory plan for both tax and financial reporting purposes. We granted less than 0.1 million shares under the ESPP during each of the years during the three year period ended December 31, 2010. Cash received from participation in the ESPP was $0.1 million during the years ended December 31, 2010 and 2009 and $0.2 million for the year ended December 31, 2008. At December 31, 2010, 0.2 million shares were reserved for future issuance under the ESPP. In January 2011, our board of directors approved suspension of participation in the ESPP effective July 1, 2011.

At December 31, 2010, we had reserved 6.5 million total shares for future awards under all stock-based compensation plans. Cash received from all stock-based compensation arrangements was $3.4 million, $0.1 million and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

17.       RELATED PARTY TRANSACTIONS

As discussed in note 4, we have a 51% ownership interest in Internap Japan, a joint venture that we account for using the equity method. Transactions with Internap Japan are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$157	$390	$366
Direct costs of network sales and services	91	168	181

	December 31,
	2010	2009
Accounts receivable	$52	$95
Accounts payable	51	51

18.       SUBSEQUENT EVENT

On February 24, 2011, we entered into a lease for expansion of company-controlled data center space in Dallas, Texas. The lease has a term of approximately 11 years and expands our company-controlled data center footprint by 55,000 net sellable square feet.

19.       UNAUDITED QUARTERLY RESULTS
The following table sets forth selected unaudited quarterly data during the years ended December 31, 2010 and 2009. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2010 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$63,365	$60,525	$60,315	$59,959
Direct costs of network, sales and services, exclusive of depreciation and amortization	34,085	31,263	31,567	30,508
Direct costs of customer support – as previously reported	5,345	5,011	5,438	—
Revision from direct costs of customer support to general and administrative(1)	405	405	405	—
Direct costs of customer support – as revised	4,940	4,606	5,033	5,282
Direct costs of amortization of acquired technologies	979	979	979	874
Impairments and restructuring	18	1,183	—	210
Net loss	(260)	(1,271)	(1,662)	(429)
Basic and diluted net loss per share	(0.01)	(0.03)	(0.03)	(.01)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$63,924	$64,372	$64,414	$63,549
Direct costs of network, sales and services, exclusive of depreciation and amortization	35,665	36,579	36,497	34,275
Direct costs of customer support – as previously reported	4,403	4,438	4,767	4,919
Revision from direct costs of customer support to general and administrative(1)	—	—	248	245
Direct costs of customer support – as revised	4,403	4,438	4,519	4,674
Direct costs of amortization of acquired technologies	1,158	5,233	979	979
Impairments and restructuring	870	53,735	—	93
Net loss	(6,608)	(60,645)	(1,975)	(497)
Basic and diluted net loss per share	(0.13)	(1.22)	(0.04)	(0.01)

(1)       During the fourth quarter of 2010, we performed an evaluation of job functions, which resulted in a realignment of costs from direct costs of customer support to general and administrative, which we believe more accurately presents the components of operating costs. Segment margin, total operating expenses and net loss were not impacted by the change. The impact of the revision between direct costs of customer support and general and administrative expenses have been reflected in the appropriate quarters.

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$2,351	$5,083	$(4,657	)(1)	$2,777

Year ended December 31, 2009:
Allowance for doubtful accounts	2,777	2,711	(3,535	)(1)	1,953

Year ended December 31, 2010:
Allowance for doubtful accounts	1,953	1,253	(1,323	)(1)	1,883

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1