Form 10-Q
period 2011-03-31
INTERNAP NETWORK SERVICES CORP
filed 2011-04-28
CIK 1056386

ll
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

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

As of April 22, 2011, 52,262,023 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenues:
Data center services	$31,542	$33,722
Internet protocol (IP) services	27,862	29,643

Total revenues	59,404	63,365
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	18,530	23,043
IP services	10,500	11,042
Direct costs of customer support	5,110	4,940
Direct costs of amortization of acquired technologies	875	979
Sales and marketing	7,833	7,124
General and administrative	9,129	8,330
Depreciation and amortization	8,053	7,774
Loss on disposal of property and equipment, net	73	1
Restructuring	189	18

Total operating costs and expenses	60,292	63,251

(Loss) income from operations	(888)	114

Non-operating expense (income):
Interest expense	648	304
Interest income	—	(29)
Other, net	38	30

Total non-operating expense (income)	686	305

Loss before income taxes and equity in (earnings) of equity-method investment	(1,574)	(191)
Provision for income taxes	73	156
Equity in (earnings) of equity-method investment, net of taxes	(147)	(87)

Net loss	$(1,500)	$(260)

Basic and diluted net loss per share	$(0.03)	$(0.01)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,124	49,944

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$46,298	$59,582
Accounts receivable, net of allowance for doubtful accounts of $1,682 and $1,883, respectively	16,460	17,588
Inventory	171	160
Prepaid expenses and other assets	11,296	11,057

Total current assets	74,225	88,387

Property and equipment, net	156,323	142,289
Investment	2,488	2,265
Intangible assets, net	13,824	14,698
Goodwill	39,464	39,464
Deposits and other assets	3,971	3,600
Deferred tax asset, net	2,484	2,439

Total assets	292,779	$293,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,410	$25,383
Accrued liabilities	7,889	8,975
Deferred revenues	3,030	3,268
Capital lease obligations	171	1,071
Term loan, less discount of $118 and $116, respectively	882	884
Restructuring liability	2,587	2,691
Other current liabilities	138	135

Total current liabilities	33,107	42,407

Deferred revenues	2,242	2,134
Capital lease obligations	29,085	19,139
Term loan, less discount of $296 and $328, respectively	18,204	18,422
Restructuring liability	4,880	5,273
Deferred rent	16,585	16,655
Other long-term liabilities	467	501

Total liabilities	104,570	104,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized and 52,274 shares outstanding at March 31, 2011; 120,000 shares authorized and 52,017 shares outstanding at December 31, 2010	52	52
Additional paid-in capital	1,231,063	1,229,684
Treasury stock, at cost, 190 and 115 shares, respectively	(1,001)	(520)
Accumulated deficit	(1,041,670)	(1,040,170)
Accumulated items of other comprehensive loss	(235)	(435)

Total stockholders’ equity	188,209	188,611

Total liabilities and stockholders’ equity	$292,779	$293,142

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Loss	Total Stockholders’ Equity
THREE MONTHS ENDED MARCH 31, 2011:
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(1,500)	—	(1,500)
Foreign currency translation adjustment	—	—	—	—	—	200	200
Total comprehensive loss							(1,300)
Stock-based compensation plans activity and stock-based compensation	257	—	1,379	(481)	—	—	898
Balance, March 31, 2011	52,274	$52	$1,231,063	$(1,001)	$(1,041,670)	$(235)	$188,209

THREE MONTHS ENDED MARCH 31, 2010:
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(260)	—	(260)
Foreign currency translation adjustment	—	—	—	—	—	(225)	(225)
Total comprehensive loss							(485)
Stock-based compensation plans activity and stock-based compensation	1,069	1	3,934	(177)	—	—	3,758
Balance, March 31, 2010	51,832	$52	$1,225,390	$(304)	$(1,036,808)	$(655)	$187,675

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,500)	$(260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,928	8,753
Loss on disposal of property and equipment, net	73	1
Stock-based compensation expense	911	991
Equity in (earnings) from equity-method investment	(147)	(87)
Provision for doubtful accounts	165	330
Non-cash changes in deferred rent	(70)	357
Deferred income taxes	(45)	297
Other, net	156	(12)
Changes in operating assets and liabilities:
Accounts receivable	963	(414)
Inventory, prepaid expenses, deposits and other assets	(657)	(153)
Accounts payable	(6,973)	1,447
Accrued and other liabilities	(1,086)	(1,812)
Deferred revenues	(130)	(523)
Accrued restructuring liability	(497)	(622)
Net cash flows provided by operating activities	91	8,293

Cash Flows from Investing Activities:
Maturities of investments in marketable securities	—	100
Purchases of property and equipment	(12,650)	(3,908)
Proceeds from disposal of property and equipment	4	1
Net cash flows used in investing activities	(12,646)	(3,807)

Cash Flows from Financing Activities:
Proceeds from credit agreements	—	19,500
Principal payments on credit agreements	(250)	(19,500)
Payments on capital lease obligations	(361)	(13)
Stock-based compensation plans	(115)	2,762
Other, net	(33)	(30)
Net cash flows (used in) provided by financing activities	(759)	2,719
Effect of exchange rates on cash and cash equivalents	30	(23)
Net (decrease) increase in cash and cash equivalents	(13,284)	7,182
Cash and cash equivalents at beginning of period	59,582	73,926
Cash and cash equivalents at end of period	$46,298	$81,108

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$907	$172
Cash paid for income taxes	142	82
Non-cash acquisition of property and equipment under capital leases	9,258	16,528
Capitalized stock-based compensation	104	4

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNADUITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“Internap,” “we,” “us” or “our”) provides high-performance IT infrastructure services that enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. Our colocation, connectivity and managed hosting solutions are differentiated by superior performance, availability and support.

We provide services at 37 data centers across North America, Europe and the Asia-Pacific region and through 77 Internet Protocol (“IP”) service points, which include 18 content delivery network (“CDN”) points of presence (“POPs”) and one additional standalone CDN POP.

We prepare our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2011 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2010 from our audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, goodwill and intangible assets, accruals, stock-based compensation, income taxes, restructuring charges, leases, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011 or subsequent years.

Certain prior period information has been reclassified to conform to the current period presentation.

2.           REVENUE RECOGNITION

In January 2011, we adopted new guidance, which eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This new guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available, and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, the disclosure requirements have been expanded related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance did not have a material impact on our consolidated financial statements.

Vendor-specific objective evidence is generally limited to the price charged when the same or similar product is sold separately. If a product or service is seldom sold separately, it is unlikely that we will determine vendor-specific objective evidence for the product or service. We define vendor-specific objective evidence as a median price of recent standalone transactions that are priced within a narrow range as defined by us.

Third-party evidence is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing to substantiate third-party evidence and therefore we may not always be able to use this measure.

If we are unable to establish selling price using vendor-specific objective evidence or third-party evidence, and a sales order is received or materially modified after our implementation date of January 1, 2011, we use best estimated selling price in our allocation of arrangement consideration. The objective of best estimated selling price is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.  Our determination of best estimated selling price involves a weighting of several factors including, but not limited to, pricing practices and market conditions.

We analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. We will analyze selling prices on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

 Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the new guidance if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

For additional information regarding our revenue recognition accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010 and the condensed consolidated financial statements contained therein.

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

The following table shows operating results for our business segments, along with reconciliations from segment gross profit to loss before income taxes and equity in (earnings) of equity-method investment:
	Three Months Ended March 31,
	2011	2010
Revenues:
Data center services	$31,542	$33,722
IP services	27,862	29,643
Total revenues:	59,404	63,365

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	18,530	23,043
IP center services	10,500	11,042
Total direct costs of network, sales and services, exclusive of depreciation and amortization	29,030	34,085

Segment profit:
Data center services	13,012	10,679
IP services	17,362	18,601
Total segment profit	30,374	29,280

Restructuring	189	18
Other operating expenses, including direct costs of customer support, depreciation and amortization	31,073	29,148
(Loss) income from operations	(888)	114
Non-operating expense	686	305
Loss before income taxes and equity in (earnings) of equity-method investment	$(1,574)	$(191)

4.           RESTRUCTURING

In prior years, we implemented significant restructuring plans that resulted in substantial charges for our real estate obligations.  The following table displays the restructuring activity and balances during the three months ended March 31, 2011 (in thousands):

	December 31, 2010 Restructuring Liability	Subsequent Plan Adjustments	Cash Payments	March 31, 2011 Restructuring Liability
Activity for 2010 restructuring charge:
Real estate obligations	$12	$—	$(8)	$4
Activity for 2007 restructuring charge:
Real estate obligations	5,635	(50)	(393)	5,192
Activity for 2001 restructuring charge:
Real estate obligations	2,317	129	(175)	2,271
	$7,964	$79	$(576)	$7,467

5.           INCOME TAXES

At the end of each quarterly reporting period, we estimate the effective income tax rate we expect to be applicable for the full year. We use the expected effective income tax rate to provide for income taxes on a year-to-date basis. We reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the three months ended March 31, 2011 and 2010 was (5%) and (151%), respectively. The fluctuation in the effective income tax rate was due to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

The annual effective tax rate for 2011 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States (“U.S.”), the U.K. and other foreign jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

We continue to maintain a valuation allowance against our deferred tax assets of $139.0 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

For the three months ended March 31, 2011, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

6.           LOSS PER SHARE

We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss and net loss available to common stockholders	$(1,500)	$(260)
Weighted average shares outstanding, basic and diluted	50,124	49,944
Net loss per share, basic and diluted	$(0.03)	$(0.01)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,688	6,144

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

March 31, 2011 and December 31, 2010:
Available for sale securities:
Money market funds(1)	$39,283	$—	$—	$39,283
	$39,283	$—	$—	$39,283

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 in addition to $7.0 million and $20.3 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

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

While we intend to vigorously contest these lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation described above may have a material adverse impact on our financial results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

9.           CAPITAL LEASE OBLIGATIONS

We record capital lease obligations, leased property and equipment at the time of entering into the respective lease at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of March 31, 2011, our capital leases had expiration dates ranging from 2011 to 2023.

During the three months ended March 31, 2011, we entered into a lease for a new company-controlled data center in Dallas, Texas. As a result, property and equipment and corresponding capital lease obligations increased by $9.3 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of March 31, 2011, are as follows (in thousands):

2011	$2,230
2012	3,637
2013	4,568
2014	4,629
2015	4,758
Thereafter	29,261
Remaining capital lease payments	49,083
Less: amounts representing imputed interest	(19,827)
Present value of minimum lease payments	29,256
Less: current portion	(171)
$29,085

10.           SUBSEQUENT EVENT

On April 26, 2011, we entered into a lease for new company-controlled data center space in Los Angeles, California.  The lease has a term of 11 years and will expand our company controlled data center footprint by approximately 55,000 net sellable square feet over time.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, impairments, levels of cash, utilization of borrowings and financing needs, performance of and demand for our IT infrastructure services, results of litigation and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in this Quarterly Report on Form 10-Q under Part II Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our” or “Internap” refer to Internap Network Services Corporation.

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

We sell our colocation and/or managed hosting services at 37 data centers across North America, Europe and the Asia-Pacific region. We refer to nine of these facilities as “company-controlled,” meaning we control the data centers’ operations and infrastructure and have directly negotiated long-term leases with the properties’ lessors. We refer to the remaining 28 data centers as “partner” sites. In these locations, we typically do not control operations and infrastructure and terms are shorter than those in company-controlled data centers. Our company-controlled facilities feature our enhanced IP connectivity, are designed and operated to be fully-secure and provide best-in-class power and environmental reliability.

IP services include our patented Performance IP™ service, XIP™ Acceleration-as-a-Service solution, content delivery network (“CDN”) and flow control platform (“FCP”) products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. Our IP services are sold through 77 Internet Protocol (“IP”) service points around the world, which include 18 CDN points of presence (“POPs”) and one additional standalone CDN POP. Our service level agreements (“SLAs”) guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity, which typically only guarantee performance on their own network.

We currently have approximately 2,700 customers across 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service (“SaaS”); hosting and information technology infrastructure; and telecommunications. For the three months ended March 31, 2011, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

Operating Segments

Data Center Services

Our data center services segment includes colocation services, which involve physical space for hosting customers’ IT infrastructure network and other equipment as well as associated services such as redundant power and network connectivity, environmental controls and security. The segment also includes managed hosting services whereby our customers own and manage the software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and bandwidth.  Managed hosting also includes our new public cloud storage service in its beta stage.

Our data center services enable us to have a broader product offering that provides customer flexibility and the ability to bundle these services with our high performance IP connectivity and CDN services, along with hosting customers’ infrastructure, data and applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by SLAs and our team of dedicated support professionals.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, during the three months ended March 31, 2011, we began to build-out our new company-controlled data center in Dallas, Texas. We expect this expansion to increase the footprint of our company-controlled data centers by 55,000 net sellable square feet over time.

As a service provider in today’s global economy, we must demonstrate that we have adequate controls and safeguards in place to protect our customers’ infrastructure in our data centers. To do this, we utilize a third-party service auditor (an independent accounting firm) to perform an examination in accordance with Statement on Auditing Standards No. 70 (commonly referred to as a “SAS 70” Audit) and issue a Type II report which includes a description of our controls, along with detailed testing of the design and operation of these controls. We have SAS 70 Audits performed at our company-controlled data centers every six months. Additionally, the underlying providers for several of our partner sites also have SAS 70 Audits performed and we have obtained and reviewed these reports to our satisfaction.

IP Services

IP services represent our IP transit activities and include our patented Performance IP service, XIP Acceleration-as-a-Service solution, CDN services and FCP products. Our intelligent routing technology facilitates traffic over multiple carriers’ networks, as opposed to just one carrier’s network, to ensure highly-reliable performance over the Internet. We believe that our unique managed multi-network approach provides better performance, control and reliability as compared to conventional Internet connectivity alternatives.

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

Critical Accounting Policies and Estimates

In January 2011, we adopted new accounting guidance related to the accounting and disclosure for revenue recognition. This guidance, which was effective for us beginning January 1, 2011, modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

We summarize our revenue recognition policies related to this new guidance in note 2 to the accompanying financial statements. For additional information regarding all of our revenue recognition accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2010 and the condensed consolidated financial statements contained therein.

Results of Operations

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease) from March 31, 2010 to March 31, 2011
	2011	2010	Amount	Percent
Revenues:
Data center services	$31,542	$33,722	$(2,180)	(6)%
IP services	27,862	29,643	(1,781)	(6)
Total revenues	59,404	63,365	(3,961)	(6)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	18,530	23,043	(4,513)	(20)
IP services	10,500	11,042	(542)	(5)
Direct costs of customer support	5,110	4,940	170	3
Direct costs of amortization of acquired technologies	875	979	(104)	(11)
Sales and marketing	7,833	7,124	709	10
General and administrative	9,129	8,330	799	10
Depreciation and amortization	8,053	7,774	279	4
Loss on disposals of property and equipment, net	73	1	72	nm
Restructuring	189	18	171	950
Total operating costs and expenses	60,292	63,251	(2,959)	(5)
(Loss) income from operations	$(888)	$114	$(1,002)	(879)

Interest expense	$648	$304	$344	113
Provision for income taxes	$73	$156	$(83)	(53)%

Three Months Ended March 31, 2011 and 2010

Data Center Services

Revenues for data center services decreased $2.2 million, or 6%, to $31.5 million for the three months ended March 31, 2011, compared to $33.7 million for the same period in 2010. The decrease in revenue in the three months ended March 31, 2011 was primarily due to our proactive churn program in the amount of $3.2 million, which was offset by underlying revenue growth of $1.0 million.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $4.5 million, or 20%, to $18.5 million for the three months ended March 31, 2011, compared to $23.0 million for the same period in 2010. The decrease was primarily the result of our efforts to proactively churn less profitable customers and contracts in partner sites.

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

IP Services

Revenues for IP services decreased $1.7 million, or 6%, to $27.9 million for the three months ended March 31, 2011, compared to $29.6 million for the same period in 2010. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 27% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, calculated based on an average over the sum of the months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.5 million, or 5%, to $10.5 million for the three months ended March 31, 2011, compared to $11.0  million for the same period in 2010. This decrease was due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables. In addition, costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. We expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $14.9 million and $13.7 million during the three months ended March 31, 2011 and 2010, respectively.

Cash-based compensation and benefits increased $1.3 million to $14.0 million during the three months ended March 31, 2011 from $12.7 million during the same period in 2010. The increase was primarily due to a $1.3 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels,  a $0.6 million increase in severance and a $0.2 million increase in commissions, offset by a $0.9 million decrease due to capitalized payroll and benefit costs related to software development in 2011.

Stock-based compensation decreased $0.1 million to $0.9 million during the three months ended March 31, 2011 from $1.0 million during the same period in 2010.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Direct costs of customer support	$179	$175
Sales and marketing	228	256
General and administrative	504	560
	$911	$991

Direct Costs of Customer Support. Direct costs of customer support increased 3% to $5.1 million during the three months ended March 31, 2011 from $4.9 million during the same period in 2010. The increase was primarily due to a $0.2 million increase in cash-based compensation related to a higher employee headcount and increased salary levels.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $0.9 million and $1.0 million during the three months ended March 31, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing costs during the three months ended March 31, 2011 increased 10% to $7.8 million from $7.1 million during the same period in 2010. The increase was primarily due to a $0.4 million increase in cash-based compensation related to a higher employee headcount, a $0.2 million increase in commissions and a $0.4 million increase in training related to conference costs, offset by a $0.3 million decrease in professional services related to recruiting fees.

General and Administrative. General and administrative costs during the three months ended March 31, 2011 increased 10% to $9.1 million from $8.3 million during the same period in 2010. The increase was primarily due to a $0.6 million increase in severance, a $0.5 million increase in cash-based compensation related to a higher employee headcount and increased salary levels, a $0.2 million increase in the 2011 bonus accrual and an $0.8 million increase in professional services, which includes $0.5 million related to increased legal and accounting and audit fees and $0.3 million related to the use of consultants for IT projects, offset by a $0.5 million decrease in taxes, licenses and fees for the capitalization of use tax on equipment purchases related to our expansion of company-controlled data centers and P-NAP infrastructure and a $0.9 million decrease due to capitalized payroll and benefit costs related to software development in 2011.

Depreciation and Amortization. Depreciation and amortization increased 4% to $8.1 million during the three months ended March 31, 2011, compared to $7.8 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and P-NAP infrastructure.

Interest Expense. Interest expense increased to $0.6 million during the three months ended March 31, 2011, compared to $0.3 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled date centers that began at the end of the first quarter of 2010 and continued through March 31, 2011.

Provision for Income Taxes. The provision for income taxes was $0.1 million during the three months ended March 31, 2011, compared to $0.2 million during the same period in 2010. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended March 31, 2011 and 2010 was (5%) and (151%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance against our deferred tax assets of $139.0 million. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Liquidity and Capital Resources

Liquidity

At March 31, 2011, we had $46.3 million in cash and cash equivalents and $48.8 million in debt obligations, which included $29.3 million in capital leases and $19.5 million borrowed under our term loan. Net cash flows provided by operations were $0.1 million for the three months ended March 31, 2011.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash and cash equivalents. We may also utilize additional borrowings under our new credit agreement described below in “—Capital Resources—Credit Agreement,” particularly for capital expenditures if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from selling our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our new credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months.

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. During the three months ended March 31, 2011, we had a net loss of $1.5 million. As of March 31, 2011, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Cash Flows for the Three Months Ended March 31, 2011 and 2010

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $0.1 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $8.5 million, while changes in operating assets and liabilities used cash from operations of $8.4 million. We anticipate continuing to generate cash flows from our results of operations, adjusted for non-cash items, and managing changes in operating assets and liabilities toward a net $0 change over time. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment for the three months ended March 31, 2011 was $8.9 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $0.9 million for stock-based compensation expense. The changes in operating assets and liabilities included a $7.0 million increase in accounts payable primarily due to expenses incurred as a result of the upgrade and expansion of our company-controlled data centers.

Days sales outstanding at March 31, 2011 was 25 days, down from 27 days at March 31, 2010. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $12.6 million primarily for capital expenditures, which related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash used in financing activities for the three months March 31, 2011 was $0.8 million primarily due to principal payments on our credit agreement and capital lease obligations.

Capital Resources

Credit Agreement

We have an $80.0 million credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility up to $40.0 million, which includes a $10.0 million sub-limit for letters of credit. The Credit Agreement also provides for a four-year term loan up to $40.0 million (the “Term Loan”). We borrowed $20.0 million under the Term Loan at the closing of the Credit Agreement, and we have a one-time option to borrow an additional $20.0 million until November 2012.

As of March 31, 2011, the Term Loan had an outstanding principal amount of $19.5 million (due in quarterly installments with the remaining balance due November  2014), we issued $4.6 million of letters of credit and we had an additional $55.4 million in borrowing capacity under the Credit Agreement. As of March 31, 2011, the interest rate on the Term Loan was 3.56%.

We made customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Agreement. As of March 31, 2011, we were in compliance with these covenants.

Capital Leases

During the three months ended March 31, 2011, we entered into a lease for a new company-controlled data center in Dallas, Texas. As a result, property and equipment and corresponding capital lease obligations increased by $9.3 million.

We summarize our capital lease obligations in note 9 to the accompanying consolidated financial statements.

On April 26, 2011, we entered into a lease for new company-controlled data center space in Los Angeles, California.  The lease has a term of 11 years and will expand our company controlled data center footprint by approximately 55,000 net sellable square feet over time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and we have recognized $2.5 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of March 31, 2011, our long-term debt consisted of $19.5 million borrowed under our Term Loan with a current interest rate of 3.56%. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to 31, 2011	525	$6.84	—	—
F February 1 to 28, 2011	13,039	7.08	—	—
S March 1 to 31, 2011	61,851	6.22	—	—
Total	75,415	$6.37	—	—
_______________________
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

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Chief Financial Officer
(Principal Accounting Officer) Date: April 28, 2011