Form 10-Q
period 2011-06-30
INTERNAP NETWORK SERVICES CORP
filed 2011-07-28
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

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

As of July 21, 2011, 52,401,143 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Data center services	$32,481	$31,197	$64,023	$64,918
Internet protocol (IP) services	27,929	29,328	55,791	58,971
Total revenues	60,410	60,525	119,814	123,889

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	19,733	19,784	38,263	42,827
IP services	10,836	11,479	21,336	22,521
Direct costs of customer support	5,374	4,606	10,485	9,545
Direct costs of amortization of acquired technologies	875	979	1,750	1,958
Sales and marketing	7,731	7,002	15,564	14,126
General and administrative	7,449	9,174	16,577	17,505
Depreciation and amortization	8,768	7,013	16,822	14,787
Loss on disposal of property and equipment, net	11	18	84	19
Restructuring	1,304	1,183	1,492	1,201
Total operating costs and expenses	62,081	61,238	122,373	124,489
Loss from operations	(1,671)	(713)	(2,559)	(600)

Non-operating expense (income):
Interest income	—	(33)	—	(62)
Interest expense	875	518	1,522	821
Other, net	48	6	87	36
Total non-operating expense (income)	923	491	1,609	795

Loss before income taxes and equity in (earnings) of equity method investment	(2,594)	(1,204)	(4,168)	(1,395)
Provision for income taxes	106	129	179	285
Equity in (earnings) of equity-method investment, net of taxes	(88)	(62)	(235)	(149)

Net loss	$(2,612)	$(1,271)	$(4,112)	$(1,531)

Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.08)	$(0.03)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,174	50,013	50,251	50,264

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$40,098	$59,582
Accounts receivable, net of allowance for doubtful accounts of $1,831 and $1,883, respectively	18,409	17,588
Prepaid expenses and other assets	11,533	11,217
Total current assets	70,040	88,387

Property and equipment, net	158,211	142,289
Investment	2,601	2,265
Intangible assets, net	12,943	14,698
Goodwill	39,464	39,464
Deposits and other assets	4,548	3,600
Deferred tax asset, net	2,417	2,439
Total assets	$290,224	$293,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,254	$25,383
Accrued liabilities	6,870	8,975
Deferred revenues	2,699	3,268
Capital lease obligations	191	1,071
Term loan, less discount of $118 and $116, respectively	883	884
Restructuring liability	2,691	2,691
Other current liabilities	140	135
Total current liabilities	31,728	42,407

Deferred revenues	2,152	2,134
Capital lease obligations	29,032	19,139
Term loan, less discount of $267 and $328, respectively	17,983	18,422
Restructuring liability	5,445	5,273
Deferred rent	16,440	16,655
Other long-term liabilities	430	501
Total liabilities	103,210	104,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 52,401 and 52,017 shares outstanding, respectively	53	52
Additional paid-in capital	1,232,650	1,229,684
Treasury stock, at cost; 217 and 115 shares, respectively	(1,192)	(520)
Accumulated deficit	(1,044,282)	(1,040,170)
Accumulated items of other comprehensive loss	(215)	(435)
Total stockholders’ equity	187,014	188,611
Total liabilities and stockholders’ equity	$290,224	$293,142

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

SIX MONTHS ENDED JUNE 30, 2011:
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(4,112)	—	(4,112)
Foreign currency translation adjustment	—	—	—	—	—	220	220
Total comprehensive loss							184,719
Stock compensation plans activity and stock-based compensation expense	384	1	2,966	(672)	—	—	2,295
Balance, June 30, 2011	52,401	$53	$1,232,650	$(1,192)	$(1,044,282)	$(215)	$187,014

SIX MONTHS ENDED JUNE 30, 2010:
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(1,531)	—	(1,531)
Foreign currency translation adjustment	—	—	—	—	—	(286)	(286)
Total comprehensive loss							182,585
Stock compensation plans activity and stock-based compensation expense	1,161	1	5,598	(308)	—	—	5,291
Balance, June 30, 2010	51,924	$52	$1,227,054	$(435)	$(1,038,079)	$(716)	$187,876

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(4,112)	$(1,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,572	16,745
Loss on disposal of property and equipment, net	84	19
Provision for doubtful accounts	480	773
Equity in (earnings) from equity-method investment	(235)	(149)
Non-cash changes in deferred rent	(215)	179
Stock-based compensation expense	1,900	2,436
Deferred income taxes	22	352
Other, net	445	337
Changes in operating assets and liabilities:
Accounts receivable	(1,301)	(639)
Prepaid expenses, deposits and other assets	(1,333)	(1,291)
Accounts payable	(7,129)	9,069
Accrued and other liabilities	(2,105)	(1,831)
Deferred revenues	(551)	(832)
Accrued restructuring liability	172	26
Net cash flows provided by operating activities	4,694	23,663

Cash Flows From Investing Activities:
Purchases of property and equipment	(23,177)	(28,494)
Maturities of investments in marketable securities	—	4,300
Net cash flows used in investing activities	(23,177)	(24,194)

Cash Flows From Financing Activities:
Proceeds from credit agreements	—	39,000
Principal payments on credit agreements	(500)	(39,000)
Payments on capital lease obligations	(622)	(62)
Stock-based compensation plans	162	2,845
Other, net	(66)	(61)
Net cash flows (used in) provided by financing activities	(1,026)	2,722
Effect of exchange rates on cash and cash equivalents	25	(42)
Net (decrease) increase in cash and cash equivalents	(19,484)	2,149
Cash and cash equivalents at beginning of period	59,582	73,926
Cash and cash equivalents at end of period	$40,098	$76,075

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,904	$821
Cash paid for income taxes	243	138
Non-cash acquisition of property and equipment under capital leases	9,258	16,757
Capitalized stock-based compensation	232	9

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“Internap,” “we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services that enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. Our colocation, connectivity and managed hosting solutions are differentiated by superior performance, availability and support.

We provide services at 37 data centers across North America, Europe and the Asia-Pacific region and through 76 Internet Protocol (“IP”) service points, which include 18 content delivery network (“CDN”) points of presence (“POPs”) and one additional standalone CDN POP.

We prepare our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2011 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2010 from our audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011 or subsequent years.

Certain prior period information has been reclassified to conform to the current period presentation.

2.           REVENUE RECOGNITION

In January 2011, we adopted new guidance, which eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. This new guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available, and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, the guidance expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance did not have a material impact on our consolidated financial statements.

Vendor-specific objective evidence is generally limited to the price charged when we sell the same or similar product separately. If we seldom sell a product or service separately, it is unlikely that we will determine vendor-specific objective evidence for the product or service. We define vendor-specific objective evidence as a median price of recent standalone transactions that we price within a narrow range as defined by us.

We determine third-party evidence based on the prices charged by our competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing to substantiate third-party evidence and therefore we may not always be able to use this measure.

If we are unable to establish selling price using vendor-specific objective evidence or third-party evidence, and we receive or materially modify a sales order after our implementation date of January 1, 2011, we use best estimated selling price in our allocation of arrangement consideration. The objective of best estimated selling price is to determine the price at which we would transact if we sold the product or service on a standalone basis.  Our determination of best estimated selling price involves a weighting of several factors including, but not limited to, pricing practices and market conditions.

We analyze the selling prices used in our allocation of arrangement consideration on an annual basis at a minimum. We will analyze selling prices on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting under the new guidance if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return relative to delivered products.

We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

For additional information regarding our revenue recognition accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

3.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation services, which involves providing physical space within our data centers, as well as associated services such as redundant power, interconnection, environmental controls and security. The segment also includes hosting services in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection.  The IP services segment includes our patented Performance IP™ service, XIP™ Acceleration-as-a-Service solution, CDN services and flow control platform (“FCP”) products.

The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Data center services	$32,481	$31,197	$64,023	$64,918
IP services	27,929	29,328	55,791	58,971
Total revenues	60,410	60,525	119,814	123,889

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	19,733	19,784	38,263	42,827
IP services	10,836	11,479	21,336	22,521
Total direct costs of network, sales and services, exclusive of depreciation and amortization	30,569	31,263	59,599	65,348

Segment profit:
Data center services	12,748	11,413	25,760	22,091
IP services	17,093	17,849	34,455	36,450
Total segment profit	29,841	29,262	60,215	58,541

Restructuring	1,304	1,183	1,492	1,201
Other operating expenses, including direct costs of customer support, depreciation and amortization	30,208	28,792	61,282	57,940
Loss from operations	(1,671)	(713)	(2,559)	(600)
Non-operating expense	923	491	1,609	795
Loss before income taxes and equity in (earnings) of equity-method investment	$(2,594)	$(1,204)	$(4,168)	$(1,395)

4.           RESTRUCTURING

In prior years, we implemented significant restructuring plans that resulted in substantial charges for our real estate obligations.  In addition, during the six months ended June 30, 2011, we recorded initial restructuring charges related to the ceased use of an office facility, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. We include these initial restructuring charges and subsequent plan adjustments in “Restructuring” on the accompanying consolidated statements of operations.

The following table displays the restructuring activity and balances during the six months ended June 30, 2011 (in thousands):

	December 31, 2010 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	June 30, 2011 Restructuring Liability
Activity for 2011 restructuring charge:
Real estate obligations	$—	$318	$—	$(17)	$301
Activity for 2010 restructuring charge:
Real estate obligations	12	—	—	(12)	—
Activity for 2007 restructuring charge:
Real estate obligations	5,635	—	720	(833)	5,522
Activity for 2001 restructuring charge:
Real estate obligations	2,317	—	353	(357)	2,313

Total	$7,964	$318	$1,073	$(1,219)	$8,136

5.           INCOME TAXES

At the end of each quarterly reporting period, we estimate the effective income tax rate we expect to be applicable for the full year. We use the expected effective income tax rate to provide for income taxes on a year-to-date basis. We reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

Our overall effective income tax rate, as a percentage of pre-tax ordinary income, for the six months ended June 30, 2011 and 2010 was (4%) and (23%), respectively. The fluctuation in the effective income tax rate was due to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

The annual effective tax rate for 2011 could change due to a number of factors including, but not limited to, our geographic profit mix between the United States (“U.S.”), the U.K. and other foreign jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with taxing authorities.

We continue to maintain a valuation allowance of $139.0 million against our deferred tax assets. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

For the six months ended June 30, 2011, there were no new material uncertain tax positions. Also, we do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

6.           LOSS PER SHARE

We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(2,612)	$(1,271)	$(4,112)	$(1,531)
Weighted average shares outstanding, basic and diluted	50,174	50,013	50,251	50,264
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.08)	$(0.03)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,447	6,061	6,447	6,061

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, investments in marketable securities and other related assets) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

June 30, 2011:
Available for sale securities:
Money market funds(1)	$33,282	$—	$—	$33,282
	$33,282	$—	$—	$33,282

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Available for sale securities:
Money market funds(1)	$39,283	$—	$—	$39,283
	$39,283	$—	$—	$39,283

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 in addition to $6.8 million and $20.3 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

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

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (a) integration of VitalStream, which we acquired in 2007, (b) customer issues and related credits due to services outages and (c) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to maintain our share price. Plaintiffs seek unspecified damages and other relief.

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

While we will vigorously contest these lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation described above may have a material adverse impact on our financial results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

9.           CAPITAL LEASE OBLIGATIONS

We record capital lease obligations and leased property and equipment at the time of entering into the respective lease at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of June 30, 2011, our capital leases had expiration dates ranging from 2013 to 2023.

During the six months ended June 30, 2011, we entered into a lease for new company-controlled data center space in Dallas, Texas.  As a result, property and equipment and corresponding capital lease obligations increased by $9.3 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of June 30, 2011, are as follows (in thousands):

2011	$1,491
2012	3,637
2013	4,568
2014	4,629
2015	4,758
Thereafter	29,261
Remaining capital lease payments	48,344
Less: amounts representing imputed interest	(19,121)
Present value of minimum lease payments	29,223
Less: current portion	(191)
$29,032

Also during the six months ended June 30, 2011, we entered into a lease for new company-controlled data center space in Los Angeles, California.  However, we did not take possession of the space until July 2011 when the space was available according to terms of the lease, and as a result, we recorded related property and equipment and corresponding capital lease obligations of $8.0 million subsequent to June 30, 2011.

10.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income. The new guidance will require the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income.  The guidance is effective for interim and annual periods beginning after December 15, 2011. Because the guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued new accounting guidance related to convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  The new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a material impact on our fair value measurements, financial condition, results of operations or cash flows.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, impairments, levels of cash, utilization of borrowings and financing needs, performance of and demand for our information technology (“IT”) infrastructure services, results of litigation and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in this Quarterly Report on Form 10-Q under Part II Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our” or “Internap” refer to Internap Network Services Corporation.

Overview

Internap provides high-performance IT infrastructure services that enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. Our colocation, connectivity and hosting solutions are differentiated by superior performance, availability and support.

We currently have approximately 2,700 customers across 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service; hosting and information technology infrastructure; and telecommunications. For the six months ended June 30, 2011, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

Operating Segments

Data Center Services

Our data center services segment includes colocation services, which involves providing physical space within our data centers, as well as associated services such as redundant power, interconnection, environmental controls and security.  Colocation allows our customers to deploy and manage their servers, storage and other equipment in our secure data centers. The segment also includes hosting services in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection.  Hosting services include our managed hosting offering in which customers receive dedicated environments.  These services also include our emerging cloud computing and storage business.

Our data center services enable us to have a broader product offering that provides customer flexibility and the ability to bundle these services with our high performance Internet Protocol (“IP”) connectivity and content delivery network (“CDN”) services, along with hosting customers’ infrastructure, data and applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

We sell our colocation and/or hosting services at 37 data centers across North America, Europe and the Asia-Pacific region. We refer to nine of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have directly negotiated long-term leases with the properties’ lessors. We refer to the remaining 28 data centers as “partner” sites. In these locations, we typically do not control operations and infrastructure and terms are shorter than those in company-controlled data centers. Our company-controlled facilities feature our enhanced IP connectivity, are designed and operated to be fully-secure and provide best-in-class power and environmental reliability.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, during the six months ended June 30, 2011, we began to build out a new company-controlled data center in Dallas, Texas and subsequent to June 30, 2011, we began to build out a new company-controlled data center in Los Angeles, California. We expect these expansions to increase the footprint of our company-controlled data centers by 110,000 net sellable square feet over time.

As a service provider in today’s global economy, we must demonstrate that we have adequate controls and safeguards in place to protect our customers’ infrastructure in our data centers. To do this, we utilize a third-party service auditor (an independent accounting firm) to perform an examination in accordance with Statement on Auditing Standards No. 70 and issue a Type II report which includes a description of our controls, along with detailed testing of the design and operation of these controls.  We have such audits performed at our company-controlled data centers every six months. Additionally, the underlying providers for several of our partner sites also have these audits performed and we have obtained and reviewed these reports to our satisfaction.  Effective for periods ending after June 15, 2011, Service Organization Controls (“SOC”) reports covering such audits will be issued under Statement on Standards for Attestation Engagements No. 16.

IP Services

Our IP services segment includes our patented Performance IP™ service, XIP™ Acceleration-as-a-Service solution, CDN services and flow control platform (“FCP”) products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. Our IP services are sold through 76 Internet Protocol (“IP”) service points around the world, which include 18 CDN points of presence (“POPs”) and one additional standalone CDN POP. Our SLAs guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity, which typically only guarantee performance on their own network.

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

Recent Accounting Pronouncements

We summarize recent accounting pronouncements in note 10 to the accompanying financial statements.

Critical Accounting Policies and Estimates

Effective January 1, 2011, we adopted new accounting guidance related to the accounting and disclosure for revenue recognition. This guidance modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

We summarize our revenue recognition policies related to this new guidance in note 2 to the accompanying financial statements. For additional information regarding all of our revenue recognition accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

Results of Operations

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) from June 30, 2010 to June 30, 2011		Six Months Ended June 30,		Increase (Decrease) from June 30, 2010 to June 30, 2011
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Revenues:
Data center services	$32,481	$31,197	$1,284	4%	$64,023	$64,918	$(895)	(1)%
IP services	27,929	29,328	(1,399)	(5)	55,791	58,971	(3,180)	(5)
Total revenues	60,410	60,525	(115)	—	119,814	123,889	(4,075)	(3)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	19,733	19,784	(51)	—	38,263	42,827	(4,564)	(11)
IP services	10,836	11,479	(643)	(6)	21,336	22,521	(1,185)	(5)
Direct costs of customer support	5,374	4,606	768	17	10,485	9,545	940	10
Direct costs of amortization of acquired technologies	875	979	(104)	(11)	1,750	1,958	(208)	(11)
Sales and marketing	7,731	7,002	729	10	15,564	14,126	1,438	10
General and administrative	7,449	9,174	(1,725)	(19)	16,577	17,505	(928)	(5)
Depreciation and amortization	8,768	7,013	1,755	25	16,822	14,787	2,035	14
Loss on disposal of property and equipment, net	11	18	(7)	—	84	19	65	—
Restructuring	1,304	1,183	121	10	1,492	1,201	291	24
Total operating costs and expenses	62,081	61,238	843	1	122,373	124,489	(2,116)	(2)
Loss from operations	$(1,671)	$(713)	$958	134	$(2,559)	$(600)	$1,959	327

Interest expense	$875	$518	$357	69	$1,522	$821	$701	85
Provision for income taxes	$106	$129	$(23)	(18)%	$179	$285	$(106)	(37)%

Three Months Ended June 30, 2011 and 2010

Data Center Services

Revenues for data center services increased $1.3 million, or 4%, to $32.5 million for the three months ended June 30, 2011, compared to $31.2 million for the same period in 2010. The increase in revenue in the three months ended June 30, 2011 was primarily due to net revenue growth of $2.7 million, offset by our proactive churn program in the amount of $1.4 million.

Direct costs of data center services, exclusive of depreciation and amortization, were $19.7 million for the three months ended June 30, 2011, compared to $19.8 million for the same period in 2010.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily for rent, but also significant demand-based pricing variables, such as utilities due to seasonal costs and customers’ changing power requirements. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs of company-controlled data centers in advance of revenues, these sites are more profitable at certain levels of utilization than are partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues.

IP Services

Revenues for IP services decreased $1.4 million, or 5%, to $27.9 million for the three months ended June 30, 2011, compared to $29.3 million for the same period in 2010. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 16% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, calculated based on an average over the sum of the months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.6 million, or 6%, to $10.8 million for the three months ended June 30, 2011, compared to $11.5 million for the same period in 2010. This decrease was due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. We expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $13.7 million during each of the three months ended June 30, 2011 and 2010.

Cash-based compensation and benefits increased $0.4 million to $12.7 million during the three months ended June 30, 2011 from $12.3 million during the same period in 2010. The increase was primarily due to a $1.1 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $1.1 million increase attributable to credits we recorded in 2010 related to prior years’ Georgia Headquarters Tax Credit (“HQC”), offset by a $1.2 million decrease due to capitalized payroll and benefit costs related to software development in 2011 and a $0.4 million decrease in insurance costs.

Stock-based compensation decreased $0.4 million to $1.0 million during the three months ended June 30, 2011 from $1.4 million during the same period in 2010.  The decrease was primarily due to differences in vesting terms for grants in the three months ended June 30, 2010, compared to those in the same period in 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the three months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Direct costs of customer support	$179	$198
Sales and marketing	262	271
General and administrative	548	975
	$989	$1,444

Direct Costs of Customer Support. Direct costs of customer support increased 17% to $5.4 million during the three months ended June 30, 2011 from $4.6 million during the same period in 2010. The increase was primarily due to a $0.6 million increase in cash-based compensation costs.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $0.9 million and $1.0 million during the three months ended June 30, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing costs during the three months ended June 30, 2011 increased 10% to $7.7 million from $7.0 million during the same period in 2010. The increase was primarily due to a $0.6 million increase in cash-based compensation costs.

General and Administrative. General and administrative costs during the three months ended June 30, 2011 decreased 19% to $7.4 million from $9.2 million during the same period in 2010. The decrease was primarily due to a $0.4 million decrease in stock-based compensation, a $0.5 million decrease related to the pass-through of taxes and the capitalization of use tax on equipment purchases, a $0.3 million decrease in professional services, a $1.1 million decrease due to capitalized payroll and benefit costs related to software development in 2011 and a $0.2 million decrease in insurance costs, partially offset by a $1.1 million increase in cash-based compensation costs.

Depreciation and Amortization. Depreciation and amortization increased 25% to $8.8 million during the three months ended June 30, 2011, compared to $7.0 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and private network access points (“P-NAP”) infrastructure.

Interest Expense. Interest expense increased to $0.9 million during the three months ended June 30, 2011, compared to $0.5 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

Provision for Income Taxes. The provision for income taxes was $0.1 million during the three months ended June 30, 2011 and 2010. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended June 30, 2011 and 2010 was (4%) and (11%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance of $139.0 million against our deferred tax assets. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Six Months Ended June 30, 2011 and 2010

Data Center Services

Revenues for data center services decreased $0.9 million, or 1%, to $64.0 million for the six months ended June 30, 2011, compared to $64.9 million for the same period in 2010. The decrease in revenue in the six months ended June 30, 2011 was primarily due to our proactive churn program in the amount of $4.6 million, which was offset by underlying net revenue growth of $3.7 million.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $4.6 million, or 11%, to $38.3 million for the six months ended June 30, 2011, compared to $42.8 million for the same period in 2010. The decrease was primarily the result of our proactive churn program.

IP Services

Revenues for IP services decreased $3.2 million, or 5%, to $55.8 million for the six months ended June 30, 2011, compared to $59.0 million for the same period in 2010. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 21% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, calculated based on an average over the sum of the months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $1.2 million, or 5%, to $21.3 million for the six months ended June 30, 2011, compared to $22.5 million for the same period in 2010. This decrease was due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $28.5 million and $27.4 million during the six months ended June 30, 2011 and 2010, respectively.

Cash-based compensation and benefits increased $1.6 million to $26.6 million during the six months ended June 30, 2011 from $25.0 million during the same period in 2010. The increase was primarily due to a $2.4 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $0.6 million increase in severance and a $1.1 million increase attributable to credits we recorded in 2010 related to prior years’ HQC, offset by a $2.1 million decrease due to capitalized payroll and benefit costs related to software development in 2011 and a $0.4 million decrease in insurance costs.

Stock-based compensation decreased $0.5 million to $1.9 million during the six months ended June 30, 2011 from $2.4 million during the same period in 2010.  The decrease was primarily due to $0.4 million related to differences in vesting terms for grants in 2010 as compared to those in 2011 and $0.2 million for capitalized costs related to software development in 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Direct costs of customer support	$358	$374
Sales and marketing	490	527
General and administrative	1,052	1,535
	$1,900	$2,436

Direct Costs of Customer Support. Direct costs of customer support increased 10% to $10.5 million during the six months ended June 30, 2011 from $9.5 million during the same period in 2010. The increase was primarily due to a $0.8 million increase in cash-based compensation costs.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $1.8 million and $2.0 million during the six months ended June 30, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing costs during the six months ended June 30, 2011 increased 10% to $15.6 million from $14.1 million during the same period in 2010. The increase was primarily due to a $1.0 million increase in cash-based compensation costs, a $0.2 million increase in commissions and a $0.5 million increase in sales training and conference costs, partially offset by a $0.4 million decrease in professional services.

General and Administrative. General and administrative costs during the six months ended June 30, 2011 decreased 5% to $16.6 million from $17.5 million during the same period in 2010. The decrease was primarily due to a $0.5 million decrease in stock-based compensation, a $1.0 million decrease related to the pass-through of taxes and the capitalization of use tax on equipment purchases and a $2.0 million decrease due to capitalized payroll and benefit costs related to software development in 2011, partially offset by a $1.6 million increase in cash-based compensation costs, a $0.6 million increase in severance and a $0.5 million increase in professional services.

Depreciation and Amortization. Depreciation and amortization increased 14% to $16.8 million during the six months ended June 30, 2011, compared to $14.8 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and P-NAP infrastructure.

Interest Expense. Interest expense increased to $1.5 million during the six months ended June 30, 2011, compared to $0.8 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

Provision for Income Taxes. The provision for income taxes was $0.2 million during the six months ended June 30, 2011, compared to $0.3 million during the same period in 2010. Our effective income tax rate, as a percentage of pre-tax income, for the six months ended June 30, 2011 and 2010 was (4%) and (23%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

Liquidity and Capital Resources

Liquidity

At June 30, 2011, we had $40.1 million in cash and cash equivalents and $48.5 million in debt obligations, which included $29.2 million in capital leases and $19.3 million borrowed under our term loan.  Net cash flows provided by operations were $4.7 million for the six months ended June 30, 2011.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash and cash equivalents. We may also utilize additional borrowings under our credit agreement described below in “—Capital Resources—Credit Agreement,” particularly for capital expenditures if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from selling our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months.

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidation of network access points and termination of certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. During the six months ended June 30, 2011, we had a net loss of $4.1 million. As of June 30, 2011, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers, given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Cash Flows for the Six Months Ended June 30, 2011 and 2010

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2011 was $4.7 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $16.9 million, while changes in operating assets and liabilities used cash from operations of $12.2 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment for the six months ended June 30, 2011 was $18.6 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $1.9 million for stock-based compensation expense. The changes in operating assets and liabilities included a $7.1 million decrease in accounts payable and a $2.1 million decrease in accrued liabilities.

Days sales outstanding at June 30, 2011 was 27 days, down from 28 days at June 30, 2010. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2011 was $23.2 million for capital expenditures, which related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities. Net cash used in financing activities for the six months June 30, 2011 was $1.0 million primarily due to principal payments on our credit agreement and capital lease obligations.

Capital Resources

Credit Agreement. We have an $80.0 million credit agreement (the “Credit Agreement”), which provides for a four-year revolving credit facility up to $40.0 million, which includes a $10.0 million sub-limit for letters of credit. The Credit Agreement also provides for a four-year term loan up to $40.0 million (the “Term Loan”). We borrowed $20.0 million under the Term Loan at the closing of the Credit Agreement, and we have a one-time option to borrow an additional $20.0 million until November 2012.

As of June 30, 2011, the Term Loan had an outstanding principal amount of $19.3 million (due in quarterly installments with the remaining balance due November 2014), we have issued $5.5 million of letters of credit and we had an additional $54.5 million in borrowing capacity under the Credit Agreement. As of June 30, 2011, the interest rate on the Term Loan was 3.5%.

We made customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of amounts owed, if any, under the Credit Agreement. As of June 30, 2011, we were in compliance with these covenants.

Capital Leases. During the six months ended June 30, 2011, we entered into leases for new company-controlled data center space in Dallas, Texas and Los Angeles, California. As a result, property and equipment and corresponding capital lease obligations increased by $9.3 million for the Dallas facility.  Subsequent to June 30, 2011, property and equipment and corresponding capital lease obligations increased by $8.0 million for the Los Angeles facility when we took possession of the space in July 2011.

We summarize our capital lease obligations in note 9 to the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and we have recognized $2.4 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of June 30, 2011, our long-term debt consisted of $19.3 million borrowed under our Term Loan with a current interest rate of 3.5%. We estimate that an interest rate change of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2011	16,353	$7.01	—	—
May 1 to 31, 2011	1,603	7.49	—	—
June 1 to 30, 2011	7,833	7.39	—	—
Total	25,789	$7.16	—	—

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

Date: July 28, 2011