Form 10-Q
period 2011-09-30
INTERNAP NETWORK SERVICES CORP
filed 2011-10-27
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR

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

As of October 20, 2011, 52,475,918 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Data center services	$34,114	$31,550	$98,137	$96,468
Internet protocol (IP) services	27,900	28,765	83,691	87,736
Total revenues	62,014	60,315	181,828	184,204

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	20,480	20,405	58,743	63,232
IP services	10,307	11,162	31,643	33,683
Direct costs of customer support	5,407	5,033	15,892	14,578
Direct costs of amortization of acquired technologies	875	979	2,625	2,937
Sales and marketing	7,314	7,451	22,878	21,577
General and administrative	8,333	8,233	24,911	25,736
Depreciation and amortization	9,647	7,601	26,468	22,388
(Gain) loss on disposal of property and equipment, net	(47)	(13)	37	7
Restructuring	123	—	1,615	1,201
Total operating costs and expenses	62,439	60,851	184,812	185,339
Loss from operations	(425)	(536)	(2,984)	(1,135)

Non-operating expense (income):
Interest income	—	(2)	—	(64)
Interest expense	1,166	618	2,688	1,439
Other, net	20	4	107	40
Total non-operating expense (income)	1,186	620	2,795	1,415

Loss before income taxes and equity in (earnings) of equity method investment	(1,611)	(1,156)	(5,779)	(2,550)
Provision for income taxes	275	634	454	919
Equity in (earnings) of equity-method investment, net of taxes	(98)	(128)	(333)	(277)

Net loss	$(1,788)	$(1,662)	$(5,900)	$(3,192)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.12)	$(0.06)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,217	50,026	50,360	50,391

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$34,289	$59,582
Accounts receivable, net of allowance for doubtful accounts of $1,754 and $1,883, respectively	18,898	17,588
Prepaid expenses and other assets	11,349	11,217
Total current assets	64,536	88,387

Property and equipment, net	184,402	142,289
Investment	2,846	2,265
Intangible assets, net	12,070	14,698
Goodwill	39,464	39,464
Deposits and other assets	4,731	3,600
Deferred tax asset, net	2,173	2,439
Total assets	$310,222	$293,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,589	$25,383
Accrued liabilities	7,869	8,975
Deferred revenues	2,388	3,268
Capital lease obligations	607	1,071
Term loan, less discount of $118 and $116, respectively	883	884
Restructuring liability	2,664	2,691
Other current liabilities	145	135
Total current liabilities	45,145	42,407

Deferred revenues	2,240	2,134
Capital lease obligations	36,683	19,139
Term loan, less discount of $237 and $328, respectively	17,763	18,422
Restructuring liability	4,937	5,273
Deferred rent	16,309	16,655
Other long-term liabilities	458	501
Total liabilities	123,535	104,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 52,483 and 52,017 shares outstanding, respectively	53	52
Additional paid-in capital	1,234,119	1,229,684
Treasury stock, at cost; 221and 115 shares, respectively	(1,212)	(520)
Accumulated deficit	(1,046,070)	(1,040,170)
Accumulated items of other comprehensive loss	(203)	(435)
Total stockholders’ equity	186,687	188,611
Total liabilities and stockholders’ equity	$310,222	$293,142

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

NINE MONTHS ENDED SEPTEMBER 30, 2011:
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(5,900)	—	(5,900)
Foreign currency translation adjustment	—	—	—	—	—	232	232
Total comprehensive loss							182,943
Stock compensation plans activity and stock-based compensation expense	466	1	4,435	(692)	—	—	3,744
Balance, September 30, 2011	52,483	$53	$1,234,119	$(1,212)	$(1,046,070)	$(203)	$186,687

NINE MONTHS ENDED SEPTEMBER 30, 2010:
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(3,192)	—	(3,192)
Foreign currency translation adjustment	—	—	—	—	—	41	41
Total comprehensive loss							181,251
Stock compensation plans activity and stock-based compensation expense	1,161	1	6,835	(350)	—	—	6,486
Balance, September 30, 2010	51,924	$52	$1,228,291	$(477)	$(1,039,740)	$(389)	$187,737

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(5,900)	$(3,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,093	25,325
Loss on disposal of property and equipment, net	37	7
Provision for doubtful accounts	793	1,088
Equity in (earnings) from equity-method investment	(333)	(277)
Non-cash changes in deferred rent	(345)	200
Stock-based compensation expense	2,990	3,551
Deferred income taxes	334	462
Other, net	848	619
Changes in operating assets and liabilities:
Accounts receivable	(2,103)	(2,289)
Prepaid expenses, deposits and other assets	(1,338)	(1,587)
Accounts payable	5,206	7,051
Accrued and other liabilities	(1,106)	(1,314)
Deferred revenues	(775)	(904)
Accrued restructuring liability	(364)	(559)
Net cash flows provided by operating activities	27,037	28,181

Cash Flows From Investing Activities:
Purchases of property and equipment	(50,937)	(43,234)
Proceeds from disposal of property and equipment	28	12
Maturities of investments in marketable securities	—	7,000
Net cash flows used in investing activities	(50,909)	(36,222)

Cash Flows From Financing Activities:
Proceeds from credit agreements	—	58,500
Principal payments on credit agreements	(750)	(58,500)
Payments on capital lease obligations	(903)	(204)
Proceeds from exercise of stock options	1,062	3,187
Tax withholdings related to net share settlements of restricted stock awards	(691)	(350)
Other, net	(100)	(218)
Net cash flows (used in) provided by financing activities	(1,382)	2,415
Effect of exchange rates on cash and cash equivalents	(39)	11
Net decrease in cash and cash equivalents	(25,293)	(5,615)
Cash and cash equivalents at beginning of period	59,582	73,926
Cash and cash equivalents at end of period	$34,289	$68,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,550	$1,436
Cash paid for income taxes	253	294
Non-cash acquisition of property and equipment under capital leases	17,210	16,757
Capitalized stock-based compensation	384	98

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

We prepare our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly-owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2011 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the balance sheet at December 31, 2010 from our audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011 or subsequent years.

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

Vendor-specific objective evidence is generally limited to the price charged when we sell the same or similar product separately. If we seldom sell a product or service separately, it is unlikely that we will determine vendor-specific objective evidence for the product or service. We define vendor-specific objective evidence as an average price of recent standalone transactions that we price within a narrow range as defined by us.

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

The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Data center services	$34,114	$31,550	$98,137	$96,468
IP services	27,900	28,765	83,691	87,736
Total revenues	62,014	60,315	181,828	184,204

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	20,480	20,405	58,743	63,232
IP services	10,307	11,162	31,643	33,683
Total direct costs of network, sales and services, exclusive of depreciation and amortization	30,787	31,567	90,386	96,915

Segment profit:
Data center services	13,634	11,145	39,394	33,236
IP services	17,593	17,603	52,048	54,053
Total segment profit	31,227	28,748	91,442	87,289

Restructuring	123	—	1,615	1,201
Other operating expenses, including direct costs of customer support, depreciation and amortization	31,529	29,284	92,811	87,223
Loss from operations	(425)	(536)	(2,984)	(1,135)
Non-operating expense	1,186	620	2,795	1,415
Loss before income taxes and equity in (earnings) of equity-method investment	$(1,611)	$(1,156)	$(5,779)	$(2,550)

4.           RESTRUCTURING

In prior years, we implemented significant restructuring plans that resulted in substantial charges for our real estate obligations.  In addition, during the nine months ended September 30, 2011, we recorded initial restructuring charges related to our ceased use of an office facility, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. We include these initial restructuring charges and subsequent plan adjustments in “Restructuring” on the accompanying consolidated statements of operations.

The following table displays the restructuring activity and balances during the nine months ended September 30, 2011 (in thousands):

	December 31, 2010 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	September 30, 2011 Restructuring Liability
Activity for 2011 restructuring charge:
Real estate obligations	$—	$318	$26	$(67)	$277
Activity for 2010 restructuring charge:
Real estate obligations	12	—	—	(12)	—
Activity for 2007 restructuring charge:
Real estate obligations	5,635	—	720	(1,216)	5,139
Activity for 2001 restructuring charge:
Real estate obligations	2,317	—	405	(537)	2,185

Total	$7,964	$318	$1,151	$(1,832)	$7,601

5.           GOODWILL AND OTHER INTANGIBLE ASSETS

For purposes of valuing our goodwill and other intangible assets, we have the following three reporting units: IP products, IP services and data center services. The IP products and IP services reporting units have goodwill, while the data center services reporting unit does not have goodwill. We performed our annual impairment review as of August 1, 2011 and concluded that goodwill attributed to our IP products and IP services reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of the reporting unit, including goodwill.

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

In addition to our annual test, we also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist on our intangible and long-lived assets. We concluded that no impairment indicators existed to cause us to re-assess our intangible and long-lived assets during the three months ended September 30, 2011.

6.           LOSS PER SHARE

We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(1,788)	$(1,662)	$(5,900)	$(3,192)
Weighted average shares outstanding, basic and diluted	50,217	50,026	50,360	50,391
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.06)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,160	5,926	6,168	5,926

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

September 30, 2011:
Available for sale securities:
Money market funds(1)	$23,281	$—	$—	$23,281
	$23,281	$—	$—	$23,281

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Available for sale securities:
Money market funds(1)	$39,283	$—	$—	$39,283
	$39,283	$—	$—	$39,283

(1) Included in “Cash and cash equivalents” in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 in addition to $11.0 million and $20.3 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

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

On September 15, 2010, the Court granted our motion to dismiss and denied the individual defendants’ motion to dismiss. The Court dismissed plaintiffs’ claims under Section 14(a) of the Exchange Act. With respect to plaintiffs’ claims under Section 10(b) of the Exchange Act, the Court held that the Amended Complaint failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act, but allowed plaintiffs’ one final opportunity to amend the complaint. On October 26, 2010, plaintiffs filed their Third Amended Class Action Complaint. On December 10, 2010, we filed a motion to dismiss this complaint.  On September 30, 2011, the Court granted in large part the motion to dismiss.  The two remaining claims involve certain alleged misstatements concerning the progress of the integration of VitalStream and the stability of our CDN platform.

Derivative Action Litigation. On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint seeks to recover damages in an unspecified amount. On January 28, 2010, the Court entered the parties’ agreed order staying the matter until the motions to dismiss are resolved in the securities class action litigation.  Given the developments in the securities class action described above, we intend to move to dismiss the derivative complaint.

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

9.           CAPITAL LEASE OBLIGATIONS

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of September 30, 2011, our capital leases had expiration dates ranging from 2013 to 2023.

During the nine months ended September 30, 2011, we entered into leases for new company-controlled data center space in Dallas, Texas and Los Angeles, California.  As a result, property and equipment and corresponding capital lease obligations increased by $17.2 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of September 30, 2011, are as follows (in thousands):

2011	$746
2012	4,708
2013	5,672
2014	5,766
2015	5,928
Thereafter	37,063
Remaining capital lease payments	59,883
Less: amounts representing imputed interest	(22,593)
Present value of minimum lease payments	37,290
Less: current portion	(607)
$36,683

In addition, during the three months ended September 30, 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our existing corporate office space. We will take possession of the space in 2012 when the space is available according to terms of the lease. Accordingly, we will not record related property and equipment and corresponding capital lease obligations of $7.4 million until 2012.

10.          RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  The new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this guidance to have a material impact on our fair value measurements, financial condition, results of operations or cash flows.

In June 2011, FASB issued new accounting guidance related to the presentation of comprehensive income. The new guidance will require the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income.  The guidance is effective for interim and annual periods beginning after December 15, 2011. Because the guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In September 2011, FASB issued new accounting guidance which allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect adoption of this guidance to have a material impact on our financial condition or results of operations.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, impairments, levels of cash, utilization of borrowings and financing needs, performance of and demand for our information technology (“IT”) infrastructure services, results of litigation and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2010 under Part I Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

We currently have approximately 2,700 customers across 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service; hosting and information technology infrastructure; and telecommunications. For the nine months ended September 30, 2011, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

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

Our data center services enable us to facilitate a broader product offering that provides customer flexibility and the ability to bundle these services with our high performance Internet Protocol (“IP”) connectivity and content delivery network (“CDN”) services, along with hosting customers’ infrastructure, data and applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

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

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, during the nine months ended September 30, 2011, we began to build out new company-controlled data centers in Dallas, Texas and Los Angeles, California. These expansions give us the capacity to increase the footprint of our company-controlled data centers by approximately 110,000 net sellable square feet over time.

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

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically-located data POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and the analytic tools to allow our customers to refine their marketing programs.

Recent Accounting Pronouncements

We summarize recent accounting pronouncements in note 10 to the accompanying financial statements.

Critical Accounting Policies and Estimates

Revenue Recognition. Effective January 1, 2011, we adopted new accounting guidance related to the accounting and disclosure for revenue recognition. This guidance modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

We summarize our revenue recognition policies related to this new guidance in note 2 to the accompanying financial statements. For additional information regarding all of our revenue recognition accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

Goodwill and Other Intangible Assets.  For purposes of valuing our goodwill and other intangible assets, we have the following three reporting units: IP products, IP services and data center services. The IP products and IP services reporting units have goodwill, while the data center services reporting unit does not have goodwill. We performed our annual impairment review as of August 1, 2011 and concluded that goodwill attributed to our IP products and IP services reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of the reporting unit, including goodwill.

We summarize our goodwill and other intangible assets policies related to our annual impairment review in note 5 to the accompanying financial statements.  For additional information regarding all of our goodwill and other intangible assets accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

In addition to our annual test, we also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist on our intangible and long-lived assets. We concluded that no impairment indicators existed to cause us to re-assess our intangible and long-lived assets during the three months ended September 30, 2011.

Results of Operations

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) from September 30, 2010 to September 30, 2011		Nine Months Ended September 30,		Increase (Decrease) from September 30, 2010 to September 30, 2011
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Revenues:
Data center services	$34,114	$31,550	$2,564	8%	$98,137	$96,468	$1,669	2%
IP services	27,900	28,765	(865)	(3)	83,691	87,736	(4,045)	(5)
Total revenues	62,014	60,315	1,699	3	181,828	184,204	(2,376)	(1)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	20,480	20,405	75	—	58,743	63,232	(4,489)	(7)
IP services	10,307	11,162	(855)	(8)	31,643	33,683	(2,040)	(6)
Direct costs of customer support	5,407	5,033	374	7	15,892	14,578	1,314	9
Direct costs of amortization of acquired technologies	875	979	(104)	(11)	2,625	2,937	(312)	(11)
Sales and marketing	7,314	7,451	(137)	(2)	22,878	21,577	1,301	6
General and administrative	8,333	8,233	100	1	24,911	25,736	(825)	(3)
Depreciation and amortization	9,647	7,601	2,046	27	26,468	22,388	4,080	18
Gain (loss) on disposal of property and equipment, net	(47)	(13)	(34)	—	37	7	30	—
Restructuring	123	—	123	100	1,615	1,201	414	34
Total operating costs and expenses	62,439	60,851	1,588	3	184,812	185,339	(527)	—
Loss from operations	$(425)	$(536)	$(111)	(21)	$(2,984)	$(1,135)	$1,849	163

Interest expense	$1,166	$618	$548	89	$2,688	$1,439	$1,249	87
Provision for income taxes	$275	$634	$(359)	(57)%	$454	$919	$(465)	(51)%

Three Months Ended September 30, 2011 and 2010

Data Center Services

Revenues for data center services increased $2.6 million, or 8%, to $34.1 million for the three months ended September 30, 2011, compared to $31.6 million for the same period in 2010. The increase in revenue was primarily due to net revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, were $20.5 million for the three months ended September 30, 2011, compared to $20.4 million for the same period in 2010.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily rent for operating leases, but also significant demand-based pricing variables, such as utilities attributable to seasonal costs and customers’ changing power requirements. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites, as well as the utilization of total available space. While we recognize some of the initial operating costs of company-controlled data centers in advance of revenues, these sites are more profitable at certain levels of utilization than are partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues.

IP Services

Revenues for IP services decreased $0.9 million, or 3%, to $27.9 million for the three months ended September 30, 2011, compared to $28.8 million for the same period in 2010. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 20% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.9 million, or 8%, to $10.3 million for the three months ended September 30, 2011, compared to $11.2 million for the same period in 2010. This decrease was due to lower connectivity costs, which vary based upon demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. We expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $14.7 million and $14.3 million for the three months ended September 30, 2011 and 2010, respectively.

Cash-based compensation and benefits increased $0.4 million to $13.6 million during the three months ended September 30, 2011 from $13.1 million during the same period in 2010. The increase was primarily due to a $0.8 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels and a $0.3 million increase in severance, offset by a $0.8 million decrease due to capitalized payroll costs related to software development in the three months ended September 30, 2011.

Stock-based compensation was $1.1 million for each of the three months ended September 30, 2011 and 2010.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the three months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Direct costs of customer support	$178	$179
Sales and marketing	228	263
General and administrative	684	672
	$1,090	$1,114

Direct Costs of Customer Support. Direct costs of customer support increased 7% to $5.4 million during the three months ended September 30, 2011 from $5.0 million during the same period in 2010. The increase was primarily due to a $0.4 million increase in cash-based compensation costs.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $0.9 million and $1.0 million during the three months ended September 30, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing costs during the three months ended September 30, 2011 decreased 2% to $7.3 million from $7.5 million during the same period in 2010.

General and Administrative. General and administrative costs during the three months ended September 30, 2011 increased 1% to $8.3 million from $8.2 million during the same period in 2010.

Depreciation and Amortization. Depreciation and amortization increased 27% to $9.6 million during the three months ended September 30, 2011, compared to $7.6 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and private network access points (“P-NAP”) infrastructure.

Interest Expense. Interest expense increased to $1.2 million during the three months ended September 30, 2011, compared to $0.6 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

Provision for Income Taxes. The provision for income taxes was $0.3 million during the three months ended September 30, 2011, compared to $0.6 million during the same period in 2010. Our effective income tax rate, as a percentage of pre-tax income, for the three months ended September 30, 2011 and 2010 was (17%) and (55%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the United Kingdom (“U.K.”), permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance of $128.0 million against our deferred tax assets. The total deferred tax assets primarily consist of net operating loss carryforwards. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Nine Months Ended September 30, 2011 and 2010

Data Center Services

Revenues for data center services increased $1.7 million, or 2%, to $98.1 million for the nine months ended September 30, 2011, compared to $96.5 million for the same period in 2010. The increase in revenue was primarily due to net revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $4.5 million, or 7%, to $58.7 million for the nine months ended September 30, 2011, compared to $63.2 million for the same period in 2010. The decrease was primarily the result of the termination of partner leases related to our proactive churn program.

IP Services

Revenues for IP services decreased $4.0 million, or 5%, to $83.7 million for the nine months ended September 30, 2011, compared to $87.7 million for the same period in 2010. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 21% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $2.0 million, or 6%, to $31.6 million for the nine months ended September 30, 2011, compared to $33.7 million for the same period in 2010. This decrease was due to lower connectivity costs, which vary based upon demand-based pricing variables.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $43.2 million and $41.7 million during the nine months ended September 30, 2011 and 2010, respectively.

Cash-based compensation and benefits increased $2.1 million to $40.2 million during the nine months ended September 30, 2011 from $38.1 million during the same period in 2010. The increase was primarily due to a $3.1 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $0.9 million increase in severance and a $1.1 million increase attributable to credits we recorded in 2010 related to prior years’ Georgia Headquarters Tax Credit (“HQC”), partially offset by a $2.7 million decrease due to capitalized payroll costs related to software development in 2011 and a $0.4 million decrease in insurance expense.

Stock-based compensation decreased $0.6 million to $3.0 million during the nine months ended September 30, 2011 from $3.6 million during the same period in 2010.  The decrease was primarily due to $0.4 million related to differences in vesting terms for grants in 2010 as compared to those in 2011 and $0.3 million for capitalized costs related to software development in 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Direct costs of customer support	$535	$553
Sales and marketing	718	790
General and administrative	1,737	2,208
	$2,990	$3,551

Direct Costs of Customer Support. Direct costs of customer support increased 9% to $15.9 million during the nine months ended September 30, 2011 from $14.6 million during the same period in 2010. The increase was primarily due to a $1.0 million increase in cash-based compensation costs and payroll taxes and a $0.4 million increase in professional services.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $2.6 million and $2.9 million during the nine months ended September 30, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing costs during the nine months ended September 30, 2011 increased 6% to $22.9 million from $21.6 million during the same period in 2010. The increase was primarily due to a $0.9 million increase in cash-based compensation costs and payroll taxes, a $0.3 million increase in severance and a $0.5 million increase in sales training and conference costs, partially offset by a $0.6 million decrease in professional services.

General and Administrative. General and administrative costs during the nine months ended September 30, 2011 decreased 3% to $24.9 million from $25.7 million during the same period in 2010. The decrease was primarily due to a $0.5 million decrease in stock-based compensation, a $0.9 million decrease related to the pass-through of taxes and the capitalization of use tax on equipment purchases and a $2.5 million decrease due to capitalized payroll costs related to software development in 2011, partially offset by a $1.2 million increase in cash-based compensation costs and payroll taxes, a $0.7 million increase attributable to credits we recorded in 2010 related to prior years’ HQC, a $0.6 million increase in severance and a $0.6 million increase in professional services.

Depreciation and Amortization. Depreciation and amortization increased 18% to $26.5 million during the nine months ended September 30, 2011, compared to $22.4 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and P-NAP infrastructure.

Interest Expense. Interest expense increased to $2.7 million during the nine months ended September 30, 2011, compared to $1.4 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

Provision for Income Taxes. The provision for income taxes was $0.5 million during the nine months ended September 30, 2011, compared to $0.9 million during the same period in 2010. Our effective income tax rate, as a percentage of pre-tax income, for the nine months ended September 30, 2011 and 2010 was (8%) and (36%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

Liquidity and Capital Resources

Liquidity

At September 30, 2011, we had $34.3 million in cash and cash equivalents and $56.3 million in debt obligations, which included $37.3 million in capital leases and $19.0 million borrowed under our term loan.  Net cash flows provided by operations were $27.0 million for the nine months ended September 30, 2011.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities, existing cash and cash equivalents and any additional borrowings that may be available to us under current or future credit agreements. Our capital requirements depend on a number of factors, including the continued market acceptance of our IT infrastructure services and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from selling our IT infrastructure services, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months.

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We have experienced significant impairments in recent years and we have a history of quarterly and annual period net losses. During the nine months ended September 30, 2011, we had a net loss of $5.9 million. As of September 30, 2011, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers, given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement.  We have an $80.0 million credit agreement (the “Credit Agreement”), which provides for a revolving credit facility up to $40.0 million, which includes a $10.0 million sub-limit for letters of credit. The Credit Agreement also provides for a four-year term loan up to $40.0 million (the “Term Loan”). We borrowed $20.0 million under the Term Loan at the closing of the Credit Agreement, and we have a one-time option to borrow an additional $20.0 million until November 2012.

As of September 30, 2011, the Term Loan had an outstanding principal amount of $19.0 million (due in quarterly installments with the remaining balance due November 2014), we have issued $5.3 million of letters of credit and we had an additional $54.7 million in borrowing capacity under the Credit Agreement. As of September 30, 2011, the interest rate on the Term Loan was 3.5%.

We made customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity and fixed charge coverage ratio, as well as customary events of default and certain default provisions that could result in acceleration of amounts owed, if any, under the Credit Agreement. As of September 30, 2011, we were in compliance with these covenants.

Capital Leases.  During the nine months ended September 30, 2011, we entered into leases for new company-controlled data center space in Dallas, Texas and Los Angeles, California. As a result, property and equipment and corresponding capital lease obligations increased by $17.2 million.

In addition, during the three months ended September 30, 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our existing corporate office space. We will take possession of the space in 2012 when the space is available according to terms of the lease. Accordingly, we will not record related property and equipment and corresponding capital lease obligations of $7.4 million until 2012.

We summarize our capital lease obligations in note 9 to the accompanying consolidated financial statements.

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2011 was $27.0 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $27.5 million, while changes in operating assets and liabilities used cash from operations of $0.5 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment for the nine months ended September 30, 2011 was $29.1 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $3.0 million for stock-based compensation expense. The changes in operating assets and liabilities included a $2.1 million increase in accounts receivable and a $5.2 million increase in accounts payable.

Days sales outstanding at September 30, 2011 was 27 days, down from 30 days at September 30, 2010. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2011 was $50.9 million for capital expenditures, which related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities.  Net cash used in financing activities for the nine months September 30, 2011 was $1.4 million primarily due to principal payments on our debt obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and we have recognized $2.3 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of September 30, 2011, our long-term debt consisted of $19.0 million borrowed under our Term Loan with a current interest rate of 3.5%. We estimate that an interest rate change of 100 basis points would change our interest expense and payments by $0.2 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2010, the Court granted our motion to dismiss and denied the individual defendants’ motion to dismiss. The Court dismissed plaintiffs’ claims under Section 14(a) of the Exchange Act. With respect to plaintiffs’ claims under Section 10(b) of the Exchange Act, the Court held that the Amended Complaint failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act, but allowed plaintiffs’ one final opportunity to amend the complaint. On October 26, 2010, plaintiffs filed their Third Amended Class Action Complaint. On December 10, 2010, we filed a motion to dismiss this complaint.  On September 30, 2011, the Court granted in large part the motion to dismiss.  The two remaining claims involve certain alleged misstatements concerning the progress of the integration of VitalStream and the stability of our CDN platform.

Derivative Action Litigation. On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint seeks to recover damages in an unspecified amount. On January 28, 2010, the Court entered the parties’ agreed order staying the matter until the motions to dismiss are resolved in the securities class action litigation.  Given the development in the securities class action described above, we intend to move to dismiss the derivative complaint.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2011	568	$6.98	—	—
August 1 to 31, 2011	2,582	5.14	—	—
September 1 to 30, 2011	542	5.12	—	—
Total	3,692	$5.42	—	—
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
George E. Kilguss, III
Chief Financial Officer
(Principal Accounting Officer) Date: October 27, 2011