Form 10-K
period 2011-12-31
INTERNAP NETWORK SERVICES CORP
filed 2012-02-23
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $372,852,762 based on a closing price of $7.35 on June 30, 2011, as quoted on the NASDAQ Global Market.

As of February 13, 2012, 52,732,488 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held June 14, 2012 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Internap provides high-performance information technology (“IT”) Infrastructure services that enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. Our colocation, connectivity and hosting solutions are differentiated by superior performance and platform flexibility.

We currently operate in 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service (“SaaS”); hosting and information technology infrastructure; and telecommunications.

We were incorporated as a Washington corporation in 1996 and reincorporated in Delaware in 2001. Our principal executive offices are located at 250 Williams Street, Atlanta, Georgia 30303, and our telephone number is (404) 302-9700. Our common stock trades on the NASDAQ Global Market under the symbol “INAP.” Our website address is www.internap.com.

Industry Background

The Internet is the communications platform for business-critical Web- and Internet-based applications, such as electronic commerce, Voice over IP (“VoIP”), supply chain management, customer relationship management, project coordination, streaming media, video conferencing and collaboration. Businesses are redesigning their IT operations models to take advantage of new, more cost-effective application delivery models, such as SaaS, hosting and cloud computing. These delivery models rely on the Internet as the primary means of communicating with customers and users. This results in enhanced expectations of performance, availability and transparent delivery for the business application to work as expected.

The Need to Reduce IT Costs While Improving Performance and Capabilities

Companies continue to move more data, applications and operations online. Rapid shifts in technology, and the associated costs of training employees and maintaining or upgrading equipment and facilities to support more complex applications, have led companies to increasingly outsource their IT Infrastructure. IT outsourcing providers can purchase and deploy capabilities at scale, thereby providing cost effective IT Infrastructure services while at the same time offering companies secure, offsite environments for equipment or an outsourced hosting service for applications and business-critical websites.

The Demand for Multiple Infrastructure Services to Support Enterprise IT Needs

Increasingly, enterprises require a mix of services to meet their needs. Most enterprises rely on a mix of infrastructure services to support the varied performance, compliance, security or cost requirements of different applications. Businesses in different stages of their lifecycle may leverage different services. As businesses grow and IT workloads become more predictable, the economics and performance gains from dedicated infrastructure may drive companies to managed hosting or colocation services. On the other hand, businesses that have traditionally relied solely on dedicated infrastructure are increasingly leveraging virtualization to better support specific application and business requirements for rapid scalability or cost efficiency.

The Growing Demand for Delivery of Rich Media Content over the Internet

The proliferation of Internet-connected devices and broadband Internet connections coupled with increased consumption of media over the Internet, including personalized content, have created a demand for delivery of rich media content. As the volume and quality of dynamic content progresses, viewers expect superior performance regardless of the type of website they visit. Companies that need to deliver rich media content can employ acceleration, compression and mirroring techniques to improve their end users’ experience, services generally referred to as content delivery network (“CDN”).

The Problem of Inefficient Routing of Data Traffic on the Internet

An internet service provider (“ISP”) only controls the routing of data within its network and its routing practices tend to compound the inefficiencies of the Internet. When an ISP receives a packet that is not destined for one of its own customers, it must route that packet to another ISP to complete the delivery of the packet. An ISP will often route the data from private connections, or peered data, to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible. Once the origination traffic leaves the ISP’s network, service level agreements (“SLAs”) with that ISP typically do not apply since that carrier cannot control the quality of another ISP’s network. Consequently, to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. This transfer can result in lost data, slower and more erratic transmission speeds and an overall lower quality of service. The quality of service can be further degraded by basic routing protocols that make assumptions about the “best” path or network on which to route traffic, without consideration of the performance of that network. Equally important, customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels. As a result, it is virtually impossible for a single ISP to offer a high quality of service across disparate networks.

Our Segments

Data Center Services

Our data center services segment includes colocation services, which involve providing physical space within data centers and associated services such as redundant power, interconnection, environmental controls and security. Colocation allows our customers to deploy and manage their servers, storage and other equipment in secure data centers. The segment also includes hosting services in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection.  Hosting services include our managed hosting offering in which customers receive dedicated hardware environments. Our data center services also include our cloud computing and storage business. Our cloud business is characterized as “infrastructure-as-a-service,” in which customers use secure compute and storage resources by leveraging physical infrastructure that is shared with other customers. Our cloud offering allows customers to rapidly provision and de-provision resources as required.

Our data center services offer a broad spectrum of products which provide customers flexibility and the ability to bundle these services with our high performance Internet Protocol (“IP”) connectivity and CDN services, along with hosting customers’ infrastructure, data and applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by SLAs and our team of dedicated support professionals.

We sell our colocation and/or hosting services at 38 data centers across North America, Europe and the Asia-Pacific region. We refer to 10 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have directly negotiated long-term leases with the properties’ lessors. We refer to the remaining 28 data centers as “partner” sites. In these locations, we typically do not control operations and infrastructure and terms are shorter than those in company-controlled data centers. Our company-controlled facilities feature our enhanced IP connectivity, are designed and operated to be fully-secure and provide best-in-class power and environmental reliability.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, we increased capital expenditures to expand company-controlled data centers. During 2011, we opened a new company-controlled data center in Dallas, Texas and began to build out a new company-controlled data center in Los Angeles, California. These expansions give us the capacity to increase the footprint of our company-controlled data centers by approximately 110,000 net sellable square feet over time.

On December 30, 2011, we acquired Voxel Holdings, Inc. (“Voxel”), a global provider of scalable hosting and cloud services.  Voxel’s offerings are complementary to our existing portfolio and provide a level of automation and self-service that will be available to our customer base and also extend our addressable market. We will integrate Voxel’s operations into our data center services segment.

IP Services

Our IP services segment includes our patented Performance IP™ service, XIP™ Acceleration-as-a-Service solution, CDN services and flow control platform (“FCP”) products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. Our IP services are sold through 77 IP service points around the world, which include 18 CDN points of presence (“POPs”) and one additional standalone CDN POP. Our SLAs guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity, which typically only guarantee performance on their own network.

Our patented and patent-pending network route optimization technologies address the inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models, in a reliable and predictable manner. Our services and products take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Our fees for IP services are based on a fixed fee, usage or a combination of both.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically-located POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and audience- analytics tools.

Our FCP products are a premise-based intelligent routing hardware product for customers who run their own multiple network architectures, known as multi-homing. We offer FCP as either a one-time hardware purchase or as a monthly subscription service. Sales of FCP also generate annual maintenance fees and professional service fees for installation.

For more information about our segments, see note 4 to our consolidated financial statements.

Data Centers, Network Access Points and Points of Presence

We provide services through our network access points across North America, Europe and the Asia-Pacific region. Our P-NAPs and data centers feature multiple direct high-speed connections to major ISPs. We provide access to the Internet for our CDN customers through our CDN POPs. As of December 31, 2011, we provided services worldwide through 77 IP service points, which includes 19 CDN POPs and 38 data centers. We directly operate 10 of these data center sites and have operating agreements with third parties for the remaining locations. We have P-NAPs, CDN POPs and/or data centers in the following markets, some of which have multiple sites:

Internap operated	Domestic sites operated under third party agreements		International sites operated under third party agreements
Atlanta	Atlanta	Orange County	Amsterdam	Paris
Boston	Chicago	San Diego	Frankfurt	Singapore
Dallas	Dallas	Philadelphia	Hong Kong	Sydney
Houston	Denver	Phoenix	London	Tokyo(1)
New York	Los Angeles	San Francisco	Osaka(1)	Toronto
Santa Clara	Miami	San Jose
Seattle	New York	Santa Clara
	Oakland	Seattle
Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation.

Financial Information about Geographic Areas

For each of the three years ended December 31, 2011, we derived less than 10% of our total revenues from operations outside the United States.

Sales and Marketing

We employ a direct sales team and have sales offices in key cities across North America, and offices in the United Kingdom, Hong Kong and Singapore.

Research and Development

Research and development costs, which include product development costs, are included in general and administrative costs and are expensed as incurred. These costs primarily consist of compensation and consulting fees related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $0.2 million, $1.9 million and $3.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. These costs do not include $2.8 million, $0.9 million and $0.9 million of internal-use software costs capitalized during the years ended December 31, 2011, 2010 and 2009, respectively.

Customers

As of December 31, 2011, we had approximately 3,700 customers, which included 1,000 hosting customers that were added following the Voxel acquisition completed on December 30, 2011. We provide services to customers in a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including SaaS; hosting and information technology infrastructure; and telecommunications. Our customer base, however, is not concentrated in any particular industry. In each of the past three years, no single customer accounted for 10% or more of our net revenues.

Competition

The market for our services is intensely competitive and is characterized by technological change, the introduction of new products and services and price erosion. We believe that the principal factors of competition for service providers in our target markets include speed and reliability of connectivity, quality of facilities, breadth of product offering, level of customer service and technical support, price and brand recognition. We believe that we compete favorably on the basis of these factors.

Our current and potential competition primarily consists of:

●	colocation and hosting providers, including Equinix, Inc.; Rackspace, Inc.; Peer 1 Network Enterprises, Inc.; Telx Group, Inc.; Cincinnati Bell (CyrusOne) and CenturyLink, Inc.;
●	ISPs that provide connectivity services, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc. and Verio, an NTT Communications Company;
●	providers of storage solutions, such as content delivery or storage such as Akamai Technologies, Inc.; Limelight Networks, Inc.; CD Networks Co., Ltd. and Edgecast Networks; and
●	software-based, Internet infrastructure companies focused on IP route control and wide area network optimization products such as Riverbed Technology, Inc.; F5 Networks, Inc. and Radware Ltd.

Competition will likely continue to result in price pressure on us. Many of our competitors have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, engineering, technical and other resources than we have. As a result, these competitors may be able to introduce emerging technologies on a broader scale and adapt more quickly to changes in customer requirements, potentially at lower costs, or to devote greater resources to the promotion and sale of their services and products. In all of our markets, we also may face competition from newly established competitors, suppliers of services or products based on new or emerging technologies and customers that choose to develop their own network services or products. We also may encounter further consolidation in the markets in which we compete. Increased competition could result in pricing pressures, decreased gross margins and loss of market share, which may materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT Infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2011, we had 22 patents (17 issued in the United States and five issued internationally) that extend to various dates between 2017 and 2031, and 10 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2011, we had approximately 500 employees.  None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider the relationships with our employees to be good.

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

Our risks are described in detail below; however, the more significant risks we face can be summarized into several broad categories, including:

The future evolution of the technology industries in which we operate is difficult to predict, highly competitive and requires continual innovation and development, strategic planning, capital investment, demand planning and space utilization management to remain viable. We face on-going challenges to develop new services and products to maintain current customers and obtain new ones, whether in a cost-effective manner or at all. In addition, technological advantages typically devalue rapidly creating constant pressure on pricing and cost structures and hindering our ability to maintain or increase margins.

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

Our industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services or products obsolete and unmarketable. Our failure to anticipate the prevailing standards, to adapt our technology to any changes in the prevailing standards or the failure of common standards to emerge could materially and adversely affect our business. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternative access devices and technologies. If the Internet becomes subject to a form of central management, or if ISPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our IP and CDN services could be materially and adversely affected. Likewise, technological advances in computer processing, storage, capacity, component size or advances in power management could change which could result in a decreased demand for our data center and hosting services.

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

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and product upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

●	sourcing, identifying, obtaining and maintaining qualified research and development staff with the appropriate skill and expertise;

●	managing the length of the development cycle for new products and product enhancements, which historically has been longer than expected;

●	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors’ and customers’ services and products;

●	entering into new or unproven markets where we have limited experience;

●	managing new product and service strategies and integrating them with our existing services and products;

●	incorporating acquired products and technologies;

●	trade compliance issues affecting our ability to ship new products to international markets;

●	developing or expanding efficient sales channels; and

●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

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

Our strategic decision to invest capital in expanding our data center and IT Infrastructure is based on, among other things, significant assumptions relative to expected growth of these markets, our competitors’ plans and current and expected occupancy rates. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate. Errors or imprecision in these estimates, especially those related to customer demand, could cause actual results to differ materially from expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

As part of our strategy, we may continue to expand our IT Infrastructure, particularly into new geographic markets. We expect that we may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower pace than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

●	identify and obtain the use of locations meeting our selection criteria on competitive terms;

●	estimate costs and control delays;

●	obtain necessary permits on a timely basis, if at all;

●	generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans;

●	establish key relationships with IT Infrastructure providers; and

●	hire, train, retain and manage sufficient additional operational and technical employees and supporting personnel.

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

We compete in the IT Infrastructure services market. This market is rapidly evolving, highly competitive and likely to be characterized by overcapacity, industry consolidation and continued pricing pressure. Our competitors may consolidate with one another or acquire software-application vendors or technology providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Further, our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. Many of our competitors may be able to:

●	develop and expand their IT infrastructure and service offerings more rapidly;

●	adapt to new or emerging technologies and changes in customer requirements more quickly;

●	take advantage of acquisitions and other opportunities more readily; or

●	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

In addition, ISPs may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our IT Infrastructure services. We also expect that we will face additional competition as we expand our product offerings, including competition from technology and telecommunications companies, and non-technology companies which are entering the market through leveraging their existing or expanded network services and cloud infrastructure. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loops.

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

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same or higher price or level of service, if at all. Due to the significant upfront costs of implementing IT Infrastructure, if our customers fail to renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional infrastructure on-line.

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

We have a long sales cycle for our IT Infrastructure services and the implementation efforts required by customers to activate them can be substantial.

Our IT Infrastructure services are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to outsource some or all of its IT Infrastructure typically involves a significant commitment of resources. Some customers may be reluctant to purchase our IT Infrastructure services due to their inability to accurately forecast future demand, delay in decision-making or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

We may lose customers if they elect to develop or maintain some or all of their IT Infrastructure services internally.

Our customers and potential customers may decide to develop or maintain their own IT Infrastructure rather than outsource to services providers like us. These in-house IT Infrastructure services could be perceived to be superior or more cost effective compared to our services. If we fail to offer IT Infrastructure services that compete favorably with in-sourced services, if we fail to differentiate our IT Infrastructure services or if competitors introduce new IT Infrastructure services that compete with or surpass the quality or the price/performance of our services, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business, consolidated financial condition and results of operations would suffer as a result.

In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. If this occurs, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments in the future, it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

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

We face the risk that the Federal Communications Commission (“FCC”) may increase regulation or that Congress or one or more states will approve legislation significantly affecting our business. For example, Congress and the FCC are considering various forms of “net neutrality” regulations intended to preserve the open Internet. While aimed primarily at regulating fixed and mobile broadband Internet providers, the regulation contemplates extending to periphery Internet “edge” and “specialized services” providers, which may include us. The adoption of any future laws or regulations, or modification of existing laws to include our company, products or services, might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet, Internet access or IP services or otherwise increase the cost of doing business on the Internet. Also, our company, products or services could be reclassified so that we are covered by legislation not intended for our business, but which, because of the classification, we become subject to. Any of these actions could significantly harm our customers or us.

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

We also depend on other companies to supply various key elements of our network infrastructure, including the network access loops between our network access points and our ISP, local loops between our network access points and our customers’ networks and certain end-user access networks. Pricing for such network access loops and local loops has risen significantly over time and operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to the same or similar availability and pricing issues.

For data center and managed hosting facilities, we rely on a number of vendors to provide physical space, convert or build space to our specifications, provide power, internal cabling and wiring, climate control and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and managed hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering new leases, or not able to contain cost for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

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

Our business depends on providing customers with highly-reliable service. We must protect our IT Infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

●	human error;

●	physical or electronic security breaches;

●	fire, earthquake, hurricane, flood, tornado and other natural disasters;

●	improper maintenance of the buildings in which our data centers are located;

●	water damage, extreme temperatures, fiber cuts;

●	power loss or equipment failure;

●	sabotage and vandalism; and

●	failures experienced by underlying service providers upon which our business relies.

Problems at one or more of the data centers operated by us or our partner sites, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have SLAs that require us to meet minimum performance obligations. As a result, service interruptions or equipment damage in our data centers could impact our ability to perform as required by SLAs and we could face claims related to such failures. We have in the past given credits to our customers as a result of service interruptions due to equipment failures. Because our data centers are critical to our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a problem at one of our data centers.

Any loss of services, equipment damage or inability to meet performance obligations in our SLAs could reduce the confidence of our customers and could result in lost customers or an inability to attract new customers, which would adversely affect both our ability to generate revenues and our operating results.

Furthermore, we are dependent upon ISPs and telecommunications carriers in the U.S., Europe and Asia-Pacific region, some of whom have experienced significant system failures and electrical outages in the past. Users of our services may experience difficulties due to system failures unrelated to our systems and services. If, for any reason, these providers fail to provide the required services, our business, consolidated financial condition, results of operations and cash flows could be materially adversely impacted.

Our business operations depend on contracts with vendors and suppliers who may not meet their contractual obligations.

Tracking, monitoring and managing our contracts and vendor relationships is critical to our business operations; however, we have limited control over the vendors’ performance of these contracts. Even if these contracts contain terms favorable to us in the event of a breach, there is no guarantee the damages due us under the contract would cover the losses suffered or would even be paid. Also, each contract contains specific terms and conditions that may change over time based on contract expiration, assignment, assumption or renegotiation. There is no guarantee that these changes would be favorable to us, and to the event they were not, our operations could be materially impacted.

These contracts may contain provisions, rights, options or obligations that result in favorable or non-favorable impacts on us depending on actions taken, or not taken. While we intend to pursue all contractual provisions favorable to our business, the appropriate actions under a particular contract may require estimates, judgments and assumptions to be made concerning future events for which we have limited basis for estimation. We cannot guarantee that we will take the appropriate action under a particular contract to maximize the benefit to us, which could have a material adverse impact on operations.

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

Generally, our leases provide us with the opportunity to renew the lease at our option for periods typically ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop significantly in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease agreement.

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

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at our network operations centers, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue a significant amount of customer credits as a result of such interruptions in service. These credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

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

In each of our markets, we rely on utility companies to provide a sufficient amount of power for current and future customers. We cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. At the same time, power and cooling requirements are growing on a per-unit basis. As a result, some customers are consuming an increasing amount of power per square foot of space utilized. Inability to increase power capacity to meet increased customer demands would limit our ability to grow our business, which could have a negative impact on our relationships with our customers and our consolidated financial condition, results of operations and cash flows.

Our network and software are subject to potential security breaches and similar threats that could result in liability and harm our reputation.

A number of widespread and disabling attacks on public and private networks have occurred. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers, and our reputation could suffer, thereby resulting in a  loss of current customers and deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam,” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems, or any circumvention of those efforts, may result in increased costs, interruptions, delays or cessation of service to our customers and negatively impact hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances, and our insurance may not be available or adequate to cover these claims.

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

We have limited experience operating internationally and have only recently begun to achieve some success in our international operations. We currently have network access points or CDN POPs in Amsterdam, Frankfurt, Hong Kong, London, Singapore, Sydney and Toronto. We also participate in a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, which operates network access points in Tokyo and Osaka, Japan. We may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

●	challenges in establishing and maintaining relationships with foreign customers and foreign ISPs and local vendors, including data center and local network operators;

●	challenges in staffing and managing network operations centers and network access points across disparate geographic areas;

●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the U.S.;

●	challenges in reducing operating expense or other costs required by local laws, and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	exposure to fluctuations in foreign currency exchange rates;

●	costs of customizing network access points for foreign countries and customers; and

●
compliance with requirements of foreign laws, regulations and other governmental controls, including trade and labor restrictions and related laws that may reduce the flexibility of our business operations or favor local competition.

We may be unsuccessful in our efforts to address the risks associated with our international operations, including the international operations of Voxel which we recently acquired, which may limit our international sales growth and materially and adversely affect our business and results of operations.

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

In this regard, our  recent  acquisition of Voxel may not provide the benefits we anticipate and we may not be successful in our efforts to integrate Voxel into our business, either of which could negatively impact our business.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not sustain profitability.

For the years ended December 31, 2011, 2010 and 2009, we incurred net losses of $1.7 million, $3.6 million and $69.7 million, respectively. At December 31, 2011, our accumulated deficit was $1.0 billion. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

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

Numerous factors could affect our ability to increase revenue, either alone or in combination with other factors, including:

●	failure to increase sales of our services and products;

●	pricing pressures;

●	significant increases in cost of goods sold or other operating expenses;

●	failure of our services or products to operate as expected;

●	loss of customers or inability to attract new customers or loss of existing customers at a rate greater than our increase in new customers;

●	customers’ failure to pay on a timely basis or at all or failure to continue to purchase our IT Infrastructure services in accordance with their contractual commitments; or

●	network failures and any breach or unauthorized access to our network.

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

Holders of our stock options may exercise those options to purchase our common stock, which would increase the number of shares of our common stock that are outstanding in the future. As of December 31, 2011, options to purchase an aggregate of 4.6 million shares of our common stock at a weighted average exercise price of $6.13 were outstanding. Also, the vesting of 1.2 million outstanding shares of restricted stock will increase the weighted average number of shares used for calculating diluted net loss per share. Greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees, in financing transactions or otherwise, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Our existing credit agreement puts limitations upon us.

Our existing credit agreement puts operating and financial limitations on us and requires us to meet certain financial covenants, including those that limit our ability to incur further indebtedness or make certain acquisitions or investments. In addition, these covenants require us to maintain minimum liquidity levels and senior leverage ratio and create liens on a majority our assets. If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

Finally, our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

Any failure to meet our debt obligations and other long-term commitments would damage our business.

As of December 31, 2011, our total debt, including capital leases, was $99.9 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

We also have other long-term commitments for operating leases and service contracts totaling $177.0 million in the future with a minimum of $37.6 million payable in 2012. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2011, we had net operating loss carryforwards of $180.7 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2026. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Accounting oversight bodies in the U.S. and internationally are actively contemplating and enacting a number of new accounting regulations. To comply with these changes, we may need to incur a significant amount of time and resources to adapt personnel, processes, reporting and systems. For example, changes proposed to lease accounting conventions in generally accepted accounting principles in the U.S. would require reclassification of most of our operating leases to capital lease treatment. This would significantly change the nature of our balance sheet. Likewise, International Financial Reporting Standards (“IFRS”), if adopted, would necessitate wholesale changes in our accounting processes and modification to our financial reporting and supporting systems. This would have a large impact on revenue recognition and fixed asset reporting.

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

The infrastructure services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our IT infrastructure services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly impact our operating results. In addition, our customer agreements generally require us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant technology or a substitute technology on acceptable terms or redesign our services or products to avoid infringement, our ability to compete successfully in our market would be materially impaired.

We are currently subject to a securities class action lawsuit and a derivative action lawsuit, the unfavorable outcomes of which could have a material adverse impact on our financial condition, results of operations and cash flows.

In November 2008, a putative securities class action lawsuit was filed against us and our former chief executive officer and in November 2009, a putative derivative lawsuit was filed purportedly on our behalf against certain of our directors and officers. While we are, and will continue to, vigorously contest these lawsuits, we cannot determine the final resolution of these lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention will be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors. We discuss these lawsuits further in Item 3 “Legal Proceedings” below.

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

Provisions of our Certificate of Incorporation and Bylaws, and provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions are intended to protect stockholders’ interests by providing our board of directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia adjacent to one of our network operations center, P-NAPs and data center facilities. Our Atlanta headquarters consists of 120,298 square feet under a lease agreement that expires in 2020.  During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our existing corporate office space.  We will take possession of the space in 2012 when the space is available according to terms of the lease. The new space consists of approximately 62,000 square foot under a lease that will expire in 2019.

Leased facilities in our top markets include Atlanta, Boston, Dallas, Houston, Los Angeles, New York metro area, Northern California and Seattle. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (i) integration of VitalStream Holdings, Inc. (“VitalStream”), which we acquired in 2007, (ii) customer issues and related credits due to services outages and (iii) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to maintain our share price. Plaintiffs seek unspecified damages and other relief.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Year Ended December 31, 2011:	High	Low
Fourth Quarter	$6.45	$4.55
Third Quarter	7.52	4.35
Second Quarter	8.56	6.58
First Quarter	7.89	5.91

Year Ended December 31, 2010:	High	Low
Fourth Quarter	$6.42	$4.39
Third Quarter	5.12	3.90
Second Quarter	6.16	4.12
First Quarter	6.46	4.32

As of February 13, 2012, we had approximately 800 stockholders of record of our common stock.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2011 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,643	(1)	$6.13	4,963

Equity compensation plans not approved by security holders	—		—	—

Total	4,643		$6.13	4,963

(1)
Excludes purchase rights under the previously effective 2004 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, each eligible employee was entitled to purchase up to $12,500 worth of our common stock at each semi-annual purchase date (the last business day of June and December each year), but not more than $25,000 worth of such stock (based on the fair market value per share on the purchase date(s)) per calendar year. The purchase price per share was equal to 95% of the closing selling price per share of our common stock on the purchase date. Our board of directors approved suspension of participation in the ESPP effective July 1, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2011	2,345	$5.11	—	—
November 1 to 30, 2011	1,052	5.13	—	—
December 1 to 31, 2011	6,572	5.64	—	—
Total	9,969	$5.46	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below for each of the five years in the period ended December 31, 2011 from our accompanying consolidated financial statements. The following data should be read in conjunction with the accompanying consolidated financial statements and related notes contained and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2011(1)	2010	2009(2)	2008(3)	2007(4)
Consolidated Statements of Operations Data:
Revenues	$244,628	$244,164	$256,259	$253,989	$234,090
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	120,310	127,423	143,016	135,877	118,394
Direct costs of customer support	21,278	19,861	18,034	16,217	16,547
Direct costs of amortization of acquired technologies	3,500	3,811	8,349	6,649	4,165
Sales and marketing	29,715	29,232	28,131	30,888	31,533
General and administrative	33,952	33,048	44,645	44,235	39,076
Depreciation and amortization	36,926	30,158	28,282	23,865	22,242
Loss (gain) on disposals of property and equipment, net	37	116	26	(16)	(5)
Restructuring and impairments	2,833	1,411	54,698	101,441	11,349
Other	—	—	—	—	500
Total operating costs and expenses	248,551	245,060	325,181	359,156	243,801
Loss from operations	(3,923)	(896)	(68,922)	(105,167)	(9,711)
Non-operating expense (income)	3,866	2,170	461	(245)	(937)
Loss before income taxes and equity in (earnings) of equity-method investment	(7,789)	(3,066)	(69,383)	(104,922)	(8,774)
(Benefit) provision for income taxes	(5,612)	952	357	174	(3,080)
Equity in (earnings) of equity-method investment, net of taxes	(475)	(396)	(15)	(283)	(139)
Net loss	$(1,702)	$(3,622)	$(69,725)	$(104,813)	$(5,555)

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(1.41)	$(2.13)	$(0.12)

	December 31,
	2011	2010	2009(2)	2008(3)	2007
Consolidated Balance Sheets Data:
Cash and cash equivalents, investments in marketable securities and other related assets and restricted cash(5)	$29,772	$59,582	$80,926	$61,096	$75,719
Total assets	356,710	293,142	267,502	330,083	427,010
Credit facilities, due after one year, and capital lease obligations, less current portion	94,673	37,889	23,217	23,244	17,806
Total stockholders’ equity	192,170	188,611	184,402	248,195	346,633

	Year Ended December 31,
	2011	2010	2009	2008	2007
Other Financial Data:
Purchases of property and equipment	$68,596	$62,235	$17,278	$51,154	$30,271
Net cash flows provided by operating activities	28,630	39,602	37,520	37,951	27,526
Net cash flows used in investing activities	(96,265)	(55,184)	(9,900)	(41,690)	(36,393)
Net cash flows provided by (used in) financing activities	37,901	1,224	(598)	(821)	15,240

(1)
On December 30, 2011, we completed our acquisition of Voxel. We allocated the purchase price to Voxel’s net tangible and intangible assets based on their estimated fair values as of December 30, 2011. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. In addition, as a result of our purchase price accounting, our net loss was reduced by a $6.1 million deferred tax benefit that offset our existing income tax expense of $0.5 million.

(2)
We completed an assessment of goodwill and other intangible assets for impairment as of June 1, 2009, in connection with our decision to consolidate our business segments, which resulted in aggregate impairment charges of $51.5 million for goodwill and $4.1 million for other acquired intangible assets.

(3)	As a result of our annual goodwill impairment test on August 1, 2008, we recorded a $99.7 million impairment charge to adjust goodwill in our former CDN services segment to its implied fair value.
(4)
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

(5)
The following table provides a reconciliation of total cash and cash equivalents, investments in marketable securities and other related assets and restricted cash to the amounts reported in our audited consolidated balance sheets (in thousands):

	December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$29,772	$59,582	$73,926	$46,870	$52,030
Investments in marketable securities and other related assets:
Short-term	—	—	7,000	7,199	19,569
Long-term	—	—	—	7,027	—
Restricted cash	—	—	—	—	4,120
	$29,772	$59,582	$80,926	$61,096	$75,719

Investments in marketable securities and other related assets include auction rate securities and corresponding rights of $0, $0 and $7,000 as of December 31, 2011, 2010 and 2009, respectively. We classified these as short-term investments as of December 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report Form 10-K.

2011 Financial Highlights and Outlook

Data center services.  Revenue increased $5.3 million during 2011 primarily due to net revenue growth in company-controlled colocation and hosting services. We expect our data center revenue growth to continue in future periods, as we have expanded the number and size of the data center sites that we operate and expect to add additional space as part of our continuing data center growth initiative.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, during 2011, we opened a new company-controlled data center in Dallas, Texas and began to build out a new company-controlled data center in Los Angeles, California. These expansions give us the capacity to increase the footprint of our company-controlled data centers by approximately 110,000 net sellable square feet over time. Our expansion of company-controlled data centers has contributed to total lower overall utilization of net sellable square feet as of December 31, 2011, compared to 2010. At December 31, 2011, we had approximately 220,000 net sellable square feet of data center space with a utilization rate of 65%, compared to approximately 199,000 net sellable square feet of data center space with a utilization rate of 68% at December 31, 2010. We expect our recent company-controlled data center expansions will continue to increase our share of occupied square footage in company-controlled data centers. At December 31, 2011, 72% of our total net sellable square feet were in company-controlled data centers versus partner sites, as compared to 68% of our total net sellable square feet at December 31, 2010.

In addition, on December 30, 2011, we acquired Voxel, a global provider of scalable hosting and cloud services. Voxel’s offerings are complementary to our existing portfolio and provide a level of automation and self-service that will be available to our customer base and also extend our addressable market, enabling us to better serve early- to mid-stage IT Infrastructure customers seeking dedicated hosting services.

IP services.  Revenue decreased $4.8 million during 2011; however, IP traffic increased approximately 19% during 2011, compared to 2010,  calculated based on an average over the number of months in the respective periods. We continue to experience pricing pressure for our IP services, which has contributed to the decrease in IP services revenue year-over-year. Due to competitive forces, we have been required to lower pricing of our IP services, although this decrease in pricing has been offset by an increase in demand for our IP services. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among ISPs.

Credit Agreement

In December 2011, we amended our credit agreement (the “Amendment”). The Amendment increases the total availability by $40.0 million. We summarize the Amendment in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 11 to the accompanying consolidated financial statements. Concurrently with the effective date and funding of the Amendment, we acquired Voxel.

Subsequent Events

Approval of Annual Performance Bonuses and Increases in Base Salary

On February 22, 2012, our compensation committee, in the case of named executive officers other than our Chief Executive Officer, and our board of directors, in the case of our Chief Executive Officer, approved bonuses under our 2011 Short-Term Incentive Plan, which we previously filed as Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These bonuses were awarded based upon achievement of personal and corporate objectives, in the case of named executive officers other than the Chief Executive Officer and Chief Financial Officer, and achievement of coporate objectives, in the case of the Chief Executive Officer and Chief Financial Officer. We will pay the bonuses in cash on or before March 15, 2012.

Name and Title	Bonus
J. Eric Cooney, Chief Executive Officer	$210,140
George E. Kilguss III, Senior Vice President and Chief Financial Officer	67,726
Steven A. Orchard, Senior Vice President, Operations and Support	42,029
Richard A. Shank, Senior Vice President, Global Sales1	29,263

(1) Mr. Shank joined our company on September 19, 2011.

In addition, our compensation committee approved an increase in the base salary of the following executive officers effective April 1, 2012: Mr. Kilguss from $300,000 to $308,400 and Mr. Orchard from $210,000 to $220,500.

Approval of Long-Term Incentive Grants

On February 22, 2012, our compensation committee, in the case of named executive officers other than our Chief Executive Officer, and our board of directors, in the case of our Chief Executive Officer, approved long-term incentive grants based on the individual’s role in our company and individual performance. The grants will be made on February 24, 2012. Of each award, 70% of the total grant will be in the form of stock options and 30% will be in the form of time-based restricted common stock. The stock options vest 25% after one year and in equal monthly increments for three years thereafter. The time-based restricted common stock vests in four equal annual installments on the anniversary of the grant date. The options have a 10-year term and will have an exercise price equal to the fair market value of our common stock on February 24, 2012, the grant date. The following grants were approved:

	Number of Awards (#)
Name and Title	Options	Restricted Stock
J. Eric Cooney, Chief Executive Officer	172,600	35,950
George E. Kilguss III, Senior Vice President and Chief Financial Officer	90,447	18,841
Steven A. Orchard, Senior Vice President, Operations and Support	40,561	8,449
Richard A. Shank, Senior Vice President, Global Sales	37,109	7,730

2012 Short-Term Incentive Plan

On February 22, 2012, our compensation committee approved the 2012 Short Term Incentive Plan. Under the plan, certain employees (including named executive officers) may be eligible for the award of a cash bonus after our 2012 fiscal year end. The cash bonus of each participant (other than our Chief Executive Officer and Chief Financial Officer) will be based on achievement of corporate and personal objectives, with a target award level expressed as a percentage of salary. The cash bonus of our Chief Executive Officer and Chief Financial Officer will be based on achievement of corporate objectives only, with a target award level expressed as a percentage of salary. The corporate objectives are based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The personal objectives are individualized for each participant.

The table below identifies the target incentives as a percentage of base salary and the split between corporate and personal objectives for named executive officers:

STI Participation Level	Target Incentive (% Salary)	Corporate Objectives	Personal Objectives
CEO and CFO	Up to 100%	100%	—
Other Named Executive Officers	Up to 50%	70%	30%

For named executive officers, the maximum bonus potential is up to two times the target incentive based on achievement of stretch corporate objectives. Our compensation committee may amend, modify, terminate or suspend operation of the plan at any time. If a participant is not an employee on the date awards from the plan are paid (other than by reason of death or disability), the participant shall not have earned and will not receive any payment under the plan.

The above description is qualified in its entirety by reference to the full text of the 2012 Short Term Incentive Plan, which is being filed as Exhibit 10.31 to this Annual Report on Form 10-K.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services and IP services. We recognize revenue each month provided that we have entered into a written contract and delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. Data center contracts usually have fixed and variable charges for space occupied, power utilized, interconnection and computing resources consumed. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer’s usage exceeds the monthly minimum commitment, we recognize revenue for such excess in the period of usage.

In January 2011, we adopted new guidance, which eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. This new guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (i) vendor-specific objective evidence, if available, (ii) third-party evidence, if vendor-specific objective evidence is not available, and (iii) best estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, the guidance expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting under the new guidance if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return relative to delivered products.

We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately four years for 2011 and 2010 and three years for 2009. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

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

Goodwill and Other Intangible and Long-lived Assets

Our annual assessment of goodwill for impairment includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

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

We perform our annual goodwill impairment test as of August 1 absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify an impairment as a result of our annual August 1, 2011 impairment test and none of our reporting units were at risk of failing step one. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2011.

Other intangible assets, including developed technologies and patents, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to eight years for developed technologies and 15 years for patents. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible during the year ended December 31, 2011. However, on December 30, 2011, we acquired Voxel. We discuss the acqusition above in “—2011 Financial Highlights and Outlook” and it is summarized in note 3 to the accompanying consolidated financial statements. While Voxel’s products are complementary to our existing IT Infrastructure services, we will not use certain of our assets in the same manner as we would have used them had the acquisition not taken place. As such, we evaluated our suite of IT Infrastructure services for impairment. The evaluation resulted in an impairment charge of $0.5 million to developed software related to our Cloud portal functionality, included in the data center services segment.  We record the impairment in “Restructuring and impairments” on the accompanying statement of  operations.

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

Subsequent to December 31, 2011, we performed a reassessment of estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated.  As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
Capitalized software development	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we will account for the change in estimated useful lives as a change in accounting estimate on a prospective basis, which will result in less depreciation expense than we would have otherwise recorded. For the year ended December 31, 2012, we expect depreciation expense, on assets that existed as of December 31, 2011,  to be $14.1 million less than it would have been under the previous useful lives.

The assessment for recognition of deferred tax assets based on the change in estimated useful lives is not reasonably determinable.  We expect pretax book income to be larger in the future as a result of this change in accounting estimate.  Accordingly, it is possible that we will recognize deffererd tax assets in the future if there is evidence of profitable growth.  We do not expect to recognize the deferred tax assets in the next 12 months; however, it is possible that we could achieve profitable growth in future periods.

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

The expected term represents the weighted average period of time that we expect granted options to be outstanding, considering the vesting schedules and our historical exercise patterns. Because our options are not publicly traded, we assume volatility based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. We have also used historical data to estimate option exercises, employee termination and stock option forfeiture rates. Changes in any of these assumptions could materially impact our results of operations in the period the change is made. A 10% increase in stock-based compensation would result in additional expense of $0.4 million.

Capitalized Software Costs

We capitalize software development costs incurred during the application development stage. We amortize capitalized software once the software is ready for its intended use and we compute it based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the estimated economic life.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 2 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted to have a material impact on our consolidated financial statements.

Results of Operations

Revenues

We generate revenues primarily from the sale of data center services and IP services.

Direct Costs of Network, Sales and Services

Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing ISPs and competitive local exchange providers;

●	facility and occupancy costs, including power and utilities, for hosting and operating our and our customers’ network equipment;

●	costs of FCP products and subscriptions sold;

●	costs incurred for providing additional third party services to our customers; and

●	royalties and costs of license fees for operating systems software.

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

Direct Costs of Amortization of Acquired Technologies

Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services and products we sell. We amortize the cost of the acquired technologies over original lives of three to eight years. The carrying value of acquired technologies at December 31, 2011 was $18.8 million and the weighted average remaining life was approximately six years. These direct costs during the year ended December 31, 2009 also included impairment of the CDN advertising technology we obtained in the VitalStream acquisition.

Sales and Marketing

Sales and marketing costs consist of compensation, commissions and other costs for personnel engaged in marketing, sales and field service support functions, and advertising, online marketing, tradeshows, direct response programs, facility open houses, management of our external website and other promotional costs.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2010 to 2011		Increase (decrease) from 2009 to 2010
	2011	2010	2009	Amount	Percent	Amount	Percent
Revenues:
Data center services	$133,453	$128,200	$130,711	$5,253	4%	$(2,511)	(2)%
IP services	111,175	115,964	125,548	(4,789)	(4)	(9,584)	(8)
Total revenues	244,628	244,164	256,259	464	—	(12,095)	(5)

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	78,907	82,761	94,961	(3,854)	(5)	(12,200)	(13)
IP services	41,403	44,662	48,055	(3,259)	(7)	(3,393)	(7)
Direct costs of customer support	21,278	19,861	18,034	1,417	7	1,827	10
Direct costs of amortization of acquired technologies	3,500	3,811	8,349	(311)	(8)	(4,538)	(54)
Sales and marketing	29,715	29,232	28,131	483	2	1,101	4
General and administrative	33,952	33,048	44,645	904	3	(11,597)	(26)
Depreciation and amortization	36,926	30,158	28,282	6,768	22	1,876	7
Loss on disposals of property and equipment, net	37	116	26	(79)	(68)	90	346
Restructuring and impairments	2,833	1,411	54,698	1,422	101	(53,287)	(97)
Total operating costs and expenses	248,551	245,060	325,181	3,491	1	(80,121)	(25)
Loss from operations	$(3,923)	$(896)	$(68,922)	$3,027	338	$68,026	99

Interest expense	$3,701	$2,170	$720	$1,531	71	$1,450	201
(Benefit) provision for income taxes	$(5,612)	$952	$357	$(6,564)	(689)%	$595	167%

Segment Information

We operate in two business segments: data center services and IP services. Segment results for each of the three years ended December 31, 2011 are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
Data center services	$133,453	$128,200	$130,711
IP services	111,175	115,964	125,548
Total revenues	244,628	244,164	256,259

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	78,907	82,761	94,961
IP services	41,403	44,662	48,055
Total direct costs of network, sales and services, exclusive of depreciation and amortization	120,310	127,423	143,016

Segment profit:
Data center services	54,546	45,439	35,750
IP services	69,772	71,302	77,493
Total segment profit	124,318	116,741	113,243

Restructuring and impairments	2,833	1,411	54,698
Other operating expenses, including direct costs of customer support, depreciation and amortization	125,408	116,226	127,467
Loss from operations	(3,923)	(896)	(68,922)
Non-operating expense	3,866	2,170	461
Loss before income taxes and equity in (earnings) of equity-method investment	$(7,789)	$(3,066)	$(69,383)

Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs. Segment profit is a supplemental financial measure that is not prepared in accordance with GAAP. We view direct costs of network, sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. Similarly, we view the costs of customer support to also be an important component of costs of revenues but believe that the costs of customer support are more within our control and, to some degree, discretionary in that we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because they are based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures. Although we believe, for the foregoing reasons, that our presentation of segment profit non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

Years Ended December 31, 2011 and 2010

Data Center Services

Revenues for data center services increased $5.3 million, or 4%, to $133.5 million during the year ended December 31, 2011, compared to $128.2 million during the same period in 2010. The increase in revenue was primarily due to net revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $3.9 million, or 5%, to $78.9 million during the year ended December 31, 2011, compared to $82.8 during the same period in 2010. The decrease was primarily the result of the termination of partner leases related to our proactive churn program.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily rent for operating leases, but also significant demand-based pricing variables, such as utilities attributable to seasonal costs and customers’ changing power requirements. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites and the utilization of total available space. While we recognize some of the initial operating costs of company-controlled data centers in advance of revenues, these sites are more profitable at certain levels of utilization than are partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues.

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 59% during the year ended December 31, 2011, compared to 65% during the same period in 2010.

IP Services

Revenues for IP services decreased $4.8 million, or 4%, to $111.2 million during the year ended December 31, 2011, compared to $116.0 million during the same period in 2010. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 19% during the year ended December 31, 2011, compared to the same period in 2010, calculated based on an average over the number of months in the respective periods.

IP services revenues included FCP product sales of  $1.6 million and $1.4 million and FCP-related services and  subscription revenue of $1.0 million and $1.1 million during December 31, 2011 and 2010, respectively.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $3.3 million, or 7%, to $41.4 million during the year ended December 31, 2011, compared to $44.7 million during the same period in 2010. This decrease was due to lower connectivity costs, which vary based upon demand-based pricing variables. Costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. We expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among network service providers.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the years ended December 31, 2011 and 2010. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services and the more recent entrance of a large number of specialty service providers such as CDN vendors. We also continue to experience increasing traffic volume in our traditional IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth. We believe we remain well-positioned to benefit from an increasing reliance on the Internet as the medium for business applications, media distribution, communication and entertainment.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $56.7 million and $56.2 million during the years ended December 31, 2011 and 2010, respectively.

Cash-based compensation and benefits increased $1.1 million to $52.7 million during the year ended December 31, 2011 from $51.6 million during the same period in 2010. The increase was primarily due to a $3.8 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $0.6 million increase in severance and a $0.8 million increase attributable to credits we recorded in 2010 related to prior years’ Georgia Headquarters Tax Credit (“HQC”), partially offset by a $3.3 million decrease due to capitalized payroll costs and benefits related to software development in 2011 and a $0.5 million decrease in insurance expense. The HQC is sponsored by the state of Georgia to incentivize companies to relocate corporate headquarters to and increase employment in Georgia. We record the HQC when approved by the Georgia Department of Revenue and are required to apply the credit against our state payroll liability.

Stock-based compensation decreased $0.6 million to $4.0 million during the year ended December 31, 2011 from $4.6 million during the same period in 2010.  The decrease was primarily due to $0.4 million related to differences in vesting terms for grants in 2010 as compared to those in 2011 and $0.3 million for capitalized costs related to software development in 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during 2011 and 2010 (in thousands):

	2011	2010
Direct costs of customer support	$659	$755
Sales and marketing	835	944
General and administrative	2,489	2,932
	$3,983	$4,631

Direct Costs of Customer Support. Direct costs of customer support increased 7% to $21.3 million during the year ended December 31, 2011 from $19.9 million during the same period in 2010. The increase was primarily due to a $1.3 million increase in cash-based compensation costs and a $0.4 million increase in professional services, offset by a $0.3 million decrease due to capitalized payroll costs related to software development in the year ended December 31, 2011.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $3.5 million and $3.8 million during the years ended December 31, 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing costs increased 2% to $29.7 million during the year ended December 31, 2011 from $29.2 million during the same period in 2010. The increase was primarily due to a $0.9 million increase in cash-based compensation costs and a $0.5 million increase in sales training and conference costs, partially offset by a $0.4 million decrease in commissions and a $0.6 million decrease in professional services.

General and Administrative. General and administrative costs increased 3% to $34.0 million during the year ended December 31, 2011 from $33.0 million during the same period in 2010. The increase was primarily due to (i) a $1.3 million increase in cash-based compensation costs, (ii) a $0.5 million increase attributable to credits we recorded in 2010 related to prior years’ HQC, (iii) a $0.6 million increase in severance, (iv) a $0.6 million increase in non-capitalized software and support and (v) a $1.3 million increase in professional services, which included $0.6 million of Voxel acquisition costs, partially offset by (x) a $2.6 million decrease due to capitalized payroll costs related to software development during the year ended December 31, 2011, (y) a $0.4 million decrease in stock-based compensation  and (z) a $0.3 million decrease in taxes, licenses and fees.

Depreciation and Amortization. Depreciation and amortization increased 22% to $36.9 million during the year ended December 31, 2011, compared to $30.2 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and network infrastructure.

Restructuring and Impairments. Restructuring and impairments were $2.8 million during the year ended December 31, 2011, compared to $1.4 million during the same period in 2010.

Restructuring charges were $2.3 million and $1.4 million during the years ended December 31, 2011 and 2010, respectively.  The charges in both years primarily related to subsequent plan adjustments we made in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. Due to current economic conditions, these adjustments extend the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space.

Impairment charges were $0.5 million and $0 during the years ended December 31, 2011 and 2010, respectively. While Voxel’s products are complementary to our existing IT Infrastructure services, we will not use certain of our assets in the same manner as we would have used them had the acquisition not taken place.  As such, we evaluated our suite of IT Infrastructure services for impairment. The evaluation resulted in an impairment charge of $0.5 million to developed software related to our Cloud portal functionality, included in the data center services segment.

Interest Expense. Interest expense increased to $3.7 million during the year ended December 31, 2011, compared to $2.2 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

 Provision for Income Taxes. The benefit for income taxes was $5.6 million during the year ended December 31, 2011, compared to an expense of $1.0 million during the same period in 2010. The variance was primarily due to a $6.1 million deferred tax benefit resulting from Voxel purchase accounting that offset our existing income tax expense of $0.5 million. The $6.1 million deferred tax benefit lowered our consolidated net deferred tax asset and required a release of valuation allowance. Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2011 and 2010 was (72%) and 31%, respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

We continue to maintain a valuation allowance against our deferred tax assets of $123.4 million. The total deferred tax assets primarily consist of net operating loss carryforwards and basis difference in fixed assets. We may recognize U.S. deferred tax assets in future periods when we estimate them to be realizable. Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K.

Years Ended December 31, 2010 and 2009

Data Center Services

Revenues for data center services decreased $2.5 million, or 2%, to $128.2 million during the year ended December 31, 2010, compared to $130.7 million during the same period in 2009. The decrease in revenue during 2010 was primarily due to our proactive churn program in the amount of $10.5 million, which was partially offset by underlying revenue growth of $8.0 million.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $12.2 million, or 13%, to $82.8 million during the year ended December 31, 2010, compared to $95.0 million during the same period in 2009. The decrease was also the result of our efforts in 2010 to proactively churn certain less profitable customer contracts in partner sites, partially offset by an increase in facilities costs resulting from our expansion of company-controlled data centers.

Direct costs of data center services as a percentage of corresponding revenues improved to 65% during the year ended December 31, 2010, compared to 73% during during the same period in 2009.

IP Services

Revenues for IP services decreased $9.6 million, or 8%, to $116.0 million duirng the year ended December 31, 2010, compared to $125.6 million during  the same period in 2009. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 32% during the year ended December 31, 2010, compared to the same period in 2009, calculated based on an average over the number of months in the respective periods.

IP services revenues included FCP product sales of $1.4 million and $0.9 million and FCP-related services and subscription revenue of $1.1 million and $0.9 million during the years ended December 31, 2010 and 2009, respectively.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $3.4 million, or 7%, to $44.7 million during the year ended December 31, 2010, compared to $48.1 million during the same period in 2009. This decrease was due to lower connectivity costs, which vary based upon customer traffic volume and other demand-based pricing variables. In addition, costs for IP services are subject to ongoing negotiations for pricing and minimum commitments. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among ISPs.

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

Cash-based compensation and benefits decreased $2.1 million to $51.6 million during the year ended December 31, 2010 from $53.7 million during the same period in 2009. The decrease was primarily due to (i) a $0.7 million decrease in cash-based compensation related to reduced employee headcount, (ii) a $1.3 million decrease due to capitalized payroll costs related to software development in 2010, (iii) a $0.8 million decrease in severance incurred in 2009 and $0.9 million related to the transition of our former president and chief executive officer incurred in 2009 and (iv) a benefit of $0.4 million related to the reversal of a bonus accrual for the year ended December 31, 2009, offset by (w) a $0.4 million increase in the 2010 bonus accrual, (x) a $1.1 million in merit pay increases, (y) a $0.3 million increase in insurance costs and (z) a $1.7 million increase in commissions related to incentives for customer retention.

Additionally, we did not record a HQC for the year ended December 31, 2009 compared to a $1.6 million credit recorded for the year ended December 31, 2010, which included credits for three years.

Stock-based compensation decreased $1.0 million to $4.6 million during the year ended December 2010 from $5.6 million during the same period in 2009. The decrease was primarily due to a reduction of stock-based compensation expense of $0.8 million related to the transition of our former president and chief executive officer incurred during the year ended December 31, 2009. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Direct costs of customer support	$755	$974
Sales and marketing	944	1,395
General and administrative	2,932	3,244
	$4,631	$5,613

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2010 was $8.5 million with a weighted-average remaining recognition period of 2.7 years.

Direct Costs of Customer Support. Direct costs of customer support increased 10% to $19.9 million during the year ended December 31, 2010 from $18.0 million during the same period in 2009. The increase was primarily due to a $2.1 million increase in cash-based compensation and employee benefits related to increased headcount given our expansion of company-controlled data centers and the resulting expansion of our customer support function, of which $1.1 million resulted from a transfer of employees from the sales and marketing support function to the customer support function as described below in “—Sales and Marketing,” partially offset by $0.3 million related to executive severance incurred in the year ended December 31, 2009 and the 2010 HQC benefit of $0.5 million.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $3.8 million and $8.3 million during the years ended December 31, 2010 and 2009, respectively. The decrease was due to impairment charges that occurred during the year ended December 31, 2009. In conjunction with consolidating our business segments in 2009, we performed an analysis of the potential impairment and reassessed the remaining asset lives of other identifiable intangible assets. The analysis and reassessment of other identifiable intangible assets resulted in an impairment charge of $4.1 million in acquired CDN advertising technology during the year ended December 31, 2009 due to a strategic change in market focus.

Sales and Marketing. Sales and marketing costs during the year ended December 31, 2010 increased 4% to $29.2 million from $28.1 million during the sameperiod in 2009. The increase was primarily due to (i) a $1.9 million increase in commissions paid to employees related to incentives for customer retention and commissions paid to agents, (ii) a $0.7 million increase in marketing and (iii) a $0.3 million increase in professional services related to recruiting, partially offset by (x) a $0.4 million decrease in non-essential sales facilities cost, (y) a $0.4 million decrease in stock-based compensation and (z) a $1.3 million decrease in cash-based compensation as the result of reduced employee headcount in this function, of which $1.1 million resulted from a transfer of employees from the sales and marketing support function to the customer support function, whereby these positions were redefined and the reporting structure aligned under the customer support function.

General and Administrative. General and administrative costs during the year ended December 31, 2010 decreased 26% to $33.0 million from $44.6 million during the same period in 2009. The decrease was primarily due to (i) a $0.6 million decrease in severance incurred in 2009, (ii) a benefit of $1.7 million related to cash-based and stock-based compensation for the transition of our former president and chief executive officer incurred in 2009, (iii) a $1.3 million decrease due to capitalized payroll costs related to software development in 2010, (iv) a $0.9 million HQC that we recorded in 2010, (v) a $1.5 million decrease in the provision for doubtful accounts, (vi) a $0.5 million decrease in taxes and licenses and (vii) a $4.7 million decrease in professional services. Professional services costs were higher in the year ended December 31, 2009 due primarily to the use of consultants for finance and temporary information technology, personnel recruiting services and higher accounting and audit fees.

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

Restructuring and Impairments.  Total restructuring charges during the year ended December 31, 2010 were $1.4 million, which primarily related to subsequent plan adjustments we made in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. Due to economic conditions, these adjustments extended the period during which we diddo not anticipate receiving sublease income from those properties given our expectation that it would take longer to find sublease tenants and the increased availability of space in each of these markets where we had unused space.

Total restructuring charges during the year ended December 31, 2009 were $3.2 million, including $2.1 million for adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 and 2001 restructuring plans, $0.9 million for a workforce reduction in March 2009 and $0.2 million for cessation of use of four smaller office and partner data center sites.

We did not record any impairments during the year ended December 31, 2010. The goodwill impairments during the year ended December 31, 2009 related to our IP services segment and included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill of our FCP products Similarly, the $4.1 million of impairments of acquired technology, included in direct costs of amortization, were related to advertising technology of our former CDN services segment. The CDN services goodwill and technology arose from our acquisition of VitalStream in February 2007.

Interest Expense. Interest expense increased to $2.2 million during the year ended December 31, 2010, compared to $0.7 million during the same period in 2009. The increase in interest expense was primarily due to the $16.7 million in new capital lease obligations related to our expansion of company-controlled data center in Santa Clara and expansion of our data center in Seattle during 2010.

Provision for Income Taxes. The provision for income taxes was $1.0 million during the year ended December 31, 2010, compared to $0.4 million during the same period in 2009. Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2010 and 2009 was 31% and 1%, respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance and state income taxes.

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash and cash equivalents. We may also utilize additional borrowings under our credit facility described below in “—Capital Resources—Credit Agreement,” particularly for capital expenditures if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our services and products and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from selling our services and products, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our new credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments. We have experienced significant impairments and operational restructurings in recent years, which included substantial changes in our senior management team, streamlining our cost structure, consolidating network access points and terminating certain non-strategic real estate leases and license arrangements. We have a history of quarterly and annual period net losses. During the year ended December 31, 2011, we had a net loss of $1.7 million. As of December 31, 2011, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement.   In December 2011, we amended our credit agreement (the “Amendment”). The Amendment increased the revolving credit facility of the credit agreement by $20.0 million, for a total revolving credit facility of $60.0 million. The Amendment also increased the term loan facility by $20.0 million, for a total term loan facility of $59.0 million.

The Amendment modifies certain interest rates and definitions, adds a senior leverage ratio covenant and reallocates certain lender commitments. In addition, the Amendment approved our acquisition of Voxel which we completed concurrently with the effective date and funding of the Amendment.  Following the Amendment and the Voxel acquisition, we had fully drawn the term loan.

As of December 31, 2011, the $60.0 million revolving credit facility had an outstanding principal amount of $0.1  million. In addition, we issued $11.1 million letters of credit, resulting in $48.8 million in borrowing capacity. The term loan had an outstanding principal amount of $58.8 million, which is to be repaid in $750,000 quarterly installments on the last day of each fiscal quarter commencing December 31, 2011, with the remaining unpaid balance due on November 2, 2014. As of December 31, 2011, the interest rates on the revolving credit facility and term loan were 5.0% and 3.8%, respectively.

The credit agreement, as amended, includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio, and customary events of default that could result in acceleration of the credit agreement. As of December 31, 2011, we were in compliance with these covenants. We summarize the credit agreement in note 11 to the accompanying consolidated financial statements.

Capital Leases. Our future minimum lease payments on remaining capital lease obligations at December 31, 2011 were $41.1 million. We summarize our existing capital lease obligations in note 12 to the accompanying consolidated financial statements.

In addition, during 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our existing corporate office space. We will take possession of the space in 2012 when the space is available according to terms of the lease. We will record related property and equipment and corresponding capital lease obligations of $7.4 million when we take possession.

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

The following table summarizes our commitments and other obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Revolving credit facility(1)	$101	$101	$—	$—	$—
Term loan(2)	64,744	5,226	59,518	—	—
Capital lease obligations	63,407	5,845	13,556	13,067	30,939
Accrued contingent consideration(3)	5,000	—	5,000	—	—
Operating lease commitments	158,066	28,316	53,604	36,241	39,905
Service and purchase commitments	18,941	9,252	5,437	3,624	628

	$310,259	$48,740	$137,115	$52,932	$71,472

(1)
The interest rate on the revolving credit facility will be either (i) the Base Rate (as defined in the agreement) plus 1.75 percentage points or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. As of December 31, 2011, the interest rate was 5.0% and the projected interest included in the debt payments above incorporates this rate.

(2)
The interest rate on the term loan will be either (i) the Base Rate plus 3.50 percentage points or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. As of December 31, 2011, the interest rate was 3.8% and the projected interest included in the debt payments above incorporates this rate.

(3)
Amount to be paid upon receipt of certain Voxel technology deliverables. The liability is shown at present value of $4.6 million on the accompanying consolidated balance sheets. Payment date is expected to be on or before December 30, 2013. We summarize the Voxel acquisition in note 3 in the accompanying consolidated financials statements.

Cash Flows

Operating Activities

Year Ended December 31, 2011. Net cash provided by operating activities during the year ended December 31, 2011 was $28.6 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $38.9  million, while changes in operating assets and liabilities used cash from operations of $10.3 million. We anticipate continuing to generate cash flows from our results of operations, adjusted for non-cash items, and managing changes in operating assets and liabilities toward a net $0 change over time. We also expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt, as they become due.

The primary non-cash adjustment for the year ended December 31, 2011 was $40.4 million for depreciation and amortization, including direct costs of amortization of acquired technologies, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $4.0 million for stock-based compensation expense. The changes in operating assets and liabilities included a $1.2 million increase in accounts receivable, a $2.3 million increase in prepaid expenses, deposits and other assets and a $5.2 million decrease in accounts payable. Days sales outstanding at December 31, 2011 were 27 days, up from 26 days at December 31, 2010. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Year Ended December 31, 2010. Net cash provided by operating activities during the year ended December 31, 2010 was $39.6 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $37.3 million, while changes in operating assets and liabilities generated cash from operations of $2.3 million.

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

Year Ended December 31, 2009. Net cash provided by operating activities during the year ended December 31, 2009 was $37.5 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $28.8 million, while changes in operating assets and liabilities generated cash from operations of $8.7 million.

The primary non-cash adjustment during the year ended December 31, 2009 was $55.6 million for impairment of goodwill and other intangible assets further discussed above in the section “—Critical Accounting Policies and Estimates—Goodwill and Other Intangible Assets” and “—Results of Operations—Other Operating Costs and Expenses—Impairments and Restructuring—Impairments.” Non-cash adjustments also included $32.5 million for depreciation and amortization, which included the effects of the expansion of our network and data center facilities, and $5.6 million for stock-based compensation, which we discuss above in “—Results of Operations—Other Operating Costs and Expenses—Compensation.” Changes in operating assets and liabilities had a net favorable impact on cash provided by operations, particularly from accounts receivable. Net accounts receivable decreased $7.2 million, primarily as a result of our focus on credit and collections and a continued focus on mitigating default risk in our customer base. Quarterly days sales outstanding at December 31, 2009 decreased to 27 days from 40 days at December 31, 2008. Inventory, prepaid expenses, deposits and other assets decreased $2.2 million from December 31, 2008 to December 31, 2009, primarily from amortization of annual prepaid insurance premiums and lower prepaid colocation expenses at our partner sites as we concentrated on selling into company-controlled facilities. Accrued liabilities increased $1.4 million, mainly due to the accrual of $2.9 million representing a portion of targeted payments for annual performance bonuses and associated payroll taxes during the year ended December 31, 2009. We did not accrue any amounts for annual performance bonuses during the year ended December 31, 2008 given that we did not meet established performance goals. The increase in the annual performance bonus accrual and associated payroll taxes was partially offset by lower professional fees and commissions. Accounts payable decreased $2.4 million from December 31, 2008 to December 31, 2009, representing a use of cash.

Investing Activities

Year Ended December 31, 2011. Net cash used in investing activites during the year ended December 31, 2011 was $96.3 million, due to capital expenditures of $68.6 million and the Voxel acquisition, net of cash received, of $27.7 million.  Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Year Ended December 31, 2010. Net cash used in investing activities during the year ended December 31, 2010 was $55.2 million, due to capital expenditures of $62.2 million, offset by maturities of investments in marketable securities of $7.0 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

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

Financing Activities

Year Ended December 31, 2011. Net cash provided by financing activities during the year ended December 31, 2011 was $37.9 million, primarily due to proceeds received on the credit agreement.  We had a balance of $58.9 million outstanding under our credit agreement at December 31, 2011.

Year Ended December 31, 2010. Net cash provided by financing activities during the year ended December 31, 2010 was $1.2 million, primarily due to cash received upon the exercise of stock options. We also repaid $78.8 million and re-borrowed $78.0 million on our credit facilities. As a result of these activities, we had a balance of $19.8 million on our term loan at December 31, 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and to date we have recognized $2.2 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of December 31, 2011, our long-term debt consisted of $58.8 million borrowed under our term loan and $0.1 million borrowed under our revolving credit facility. Interest on the term loan was 3.8% based on either (i) the Base Rate (as defined in the agreement) plus 3.50 percentage points, or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 5.0% based on either (x) the BaserRate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time . We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.6 million per year, assuming we do not increase our amount outstanding.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2012, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2012, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our annual meeting of stockholders to be held in 2012, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our annual meeting of stockholders to be held in 2012, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our annual meeting of stockholders to be held in 2012, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Item 15(a)(2). Financial Statement Schedules. The following financial statement schedule is filed herewith:
Page
Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2011	S-1

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 29, 2011).

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

10.10	Amended and Restated 2005 Incentive Stock Plan, dated June 16, 2011 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed April 29, 2011).+

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

10.17
Credit Agreement, dated as of November 2, 2010, by and among the Company, Wells Fargo Capital Finance, LLC, as Agent for the lenders and the other lenders identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2010)†

10.18
Security Agreement, dated as of November 2, 2010, among the Company, and certain of its subsidiaries party thereto from time to time, as Grantors, and Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.19
General Continuing Guaranty, dated as of November 2, 2010, executed by CO Space, Inc.; CO Space Services, LLC; CO Space Services Texas, LP; CO Space Properties, LLC and CO Space Properties Texas, LP in favor of Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.20
Joinder, Consent and First Amendment to Credit Agreement by and among the Company, Wells Fargo Capital Finance, LLC, Royal Bank of Canada, Fifth Third Bank, Sun Trust Bank and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2012).†

10.21
Lease Agreement by and between Cousins Properties Incorporated and CO Space Services, LLC, originally dated January 10, 2000 and as amended through February 26, 2007 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2011.†§

10.22	Joinder Agreement to the Employment Security Plan executed by Richard Dobb (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed November 19, 2007).+

10.23	Joinder Agreement to the Employment Security Plan executed by George E. Kilguss (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 28, 2008).+

10.24	Joinder Agreement to the Employment Security Plan executed by Steven A. Orchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2010). +

10.25	Joinder Agreement to the Employment Security Plan executed by Randal R. Thompson (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2009).+

10.26	Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.27	Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 2, 2009.+

10.28
General Release, Separation and Settlement Agreement between the Company and Richard Dobb, effective February 14, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 17, 2011).+

10.29
General Release, Separation and Settlement Agreement between the Company and Randal R. Thompson, effective November 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 15, 2011).+

10.30	2011 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed February 24, 2011).+

10.31*	2012 Short Term Incentive Plan.+

10.32*	Employment Security Agreement executed by Richard Shank.+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by George E. Kilguss, III, Vice President and Chief Financial Officer of the Company.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
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

INTERNAP NETWORK SERVICES CORPORATION
Date: February 23, 2012
	By:	/s/ George E. Kilguss, III
George E. Kilguss, III
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Eric Cooney
J. Eric Cooney	President, Chief Executive Officer and Director	February 23, 2012
(Principal Executive Officer)

/s/ George E. Kilguss, III
George E. Kilguss, III	Senior Vice President and Chief Financial Officer	February 23, 2012
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	February 23, 2012

/s/ Charles B. Coe
Charles B. Coe	Director	February 23, 2012

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	February 23, 2012

/s/ Kevin L. Ober
Kevin L. Ober	Director	February 23, 2012

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	February 23, 2012

/s/ Michael A. Ruffolo
Michael A. Ruffolo	Director	February 23, 2012

/s/ Debora J. Wilson
Debora J. Wilson	Director	February 23, 2012

Internap Network Services Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Network Services Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Internap Network Services Corporation at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2012

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenues:
Data center services	$133,453	$128,200	$130,711
Internet protocol (IP) services	111,175	115,964	125,548
Total revenues	244,628	244,164	256,259

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	78,907	82,761	94,961
IP services	41,403	44,662	48,055
Direct costs of customer support	21,278	19,861	18,034
Direct costs of amortization of acquired technologies	3,500	3,811	8,349
Sales and marketing	29,715	29,232	28,131
General and administrative	33,952	33,048	44,645
Depreciation and amortization	36,926	30,158	28,282
Loss on disposals of property and equipment, net	37	116	26
Restructuring and impairments	2,833	1,411	54,698
Total operating costs and expenses	248,551	245,060	325,181
Loss from operations	(3,923)	(896)	(68,922)

Non-operating expense (income):
Interest expense	3,701	2,170	720
Interest income	—	(64)	(150)
Other, net	165	64	(109)
Total non-operating expense (income)	3,866	2,170	461

Loss before income taxes and equity in (earnings) of equity-method investment	(7,789)	(3,066)	(69,383)
(Benefit) provision for income taxes	(5,612)	952	357
Equity in (earnings) of equity-method investment, net of taxes	(475)	(396)	(15)

Net loss	$(1,702)	$(3,622)	$(69,725)

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(1.41)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,422	50,467	49,577

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,772	$59,582
Accounts receivable, net of allowance for doubtful accounts of $1,668 and $1,883, respectively	18,539	17,588
Prepaid expenses and other assets	13,270	11,217

Total current assets	61,581	88,387

Property and equipment, net	198,369	142,289
Investment in joint venture	2,936	2,265
Intangible assets, net	26,886	14,698
Goodwill	59,471	39,464
Deposits and other assets	5,371	3,600
Deferred tax asset, net	2,096	2,439

Total assets	$356,710	$293,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,746	$25,383
Accrued liabilities	9,152	8,975
Deferred revenues	2,475	3,268
Revolving credit facility	100	—
Capital lease obligations	2,154	1,071
Term loan, less discount of $206 and $116, respectively	2,794	884
Restructuring liability	2,709	2,691
Other current liabilities	151	135

Total current liabilities	41,281	42,407

Deferred revenues	2,323	2,134
Capital lease obligations	38,923	19,139
Term loan, less discount of $367 and $328, respectively	55,383	18,422
Accrued contingent consideration	4,626	—
Restructuring liability	4,884	5,273
Deferred rent	16,100	16,655
Other long-term liabilities	1,020	501

Total liabilities	164,540	104,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 52,528 and 52,017 shares outstanding, respectively	53	52
Additional paid-in capital	1,235,554	1,229,684
Treasury stock, at cost, 231 and 115 shares, respectively	(1,266)	(520)
Accumulated deficit	(1,041,872)	(1,040,170)
Accumulated items of other comprehensive loss	(299)	(435)

Total stockholders’ equity	192,170	188,611

Total liabilities and stockholders’ equity	$356,710	$293,142

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31, 2011
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	50,224	$50	$1,216,267	$(370)	$(966,823)	$(929)	$248,195
Net loss	—	—	—	—	(69,725)	—	(69,725)
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	474	474
Total comprehensive loss							(69,226)
Stock-based compensation plans activity and stock-based compensation	539	1	5,189	243	—	—	5,433

Balance, December 31, 2009	50,763	51	1,221,456	(127)	(1,036,548)	(430)	184,402
Net loss	—	—	—	—	(3,622)	—	(3,622)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Total comprehensive loss							(3,627)
Stock-based compensation plans activity and stock-based compensation	1,254	1	8,228	(393)	—	—	7,836

Balance, December 31, 2010	52,017	52	1,229,684	(520)	(1,040,170)	(435)	188,611
Net loss	—	—	—	—	(1,702)	—	(1,702)
Foreign currency translation adjustment	—	—	—	—	—	136	136
Total comprehensive loss							(1,566)
Stock-based compensation plans activity and stock-based compensation	511	1	5,870	(746)	—	—	5,125

Balance, December 31, 2011	52,528	$53	$1,235,554	$(1,266)	$(1,041,872)	$(299)	$192,170

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,702)	$(3,622)	$(69,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,426	33,969	32,496
Loss on disposal of property and equipment, net	37	116	26
Impairment of capitalized software	526	—	—
Impairment of goodwill and other intangible assets	—	—	55,647
Stock-based compensation expense	3,983	4,631	5,613
Equity in (earnings) from equity-method investment	(475)	(396)	(15)
Provision for doubtful accounts	1,082	1,253	2,711
Non-cash changes in deferred rent	(555)	237	2,303
Deferred income taxes	(5,734)	471	(459)
Other, net	1,307	630	178
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	(156)	7,238
Prepaid expenses, deposits and other assets	(2,282)	(2,577)	2,205
Accounts payable	(5,209)	8,147	(2,405)
Accrued liabilities	(247)	(1,216)	1,436
Deferred revenues	(970)	(907)	351
Accrued restructuring liability	(371)	(978)	(80)
Net cash flows provided by operating activities	28,630	39,602	37,520

Cash Flows from Investing Activities:
Purchases of property and equipment	(68,596)	(62,235)	(17,278)
Proceeds from disposal of property and equipment	54	51	4
Voxel acquisition, net of cash received	(27,723)	—	—
Maturities of investments in marketable securities	—	7,000	7,374
Net cash flows used in investing activities	(96,265)	(55,184)	(9,900)

Cash Flows from Financing Activities:
Proceeds from credit agreements	39,853	78,036	78,500
Principal payments on credit agreements	(1,000)	(78,750)	(78,500)
Payments of debt issuance costs	(253)	(518)	—
Payments on capital lease obligations	(1,190)	(446)	(276)
Proceeds from exercise of stock options	1,372	3,420	147
Tax withholdings related to net share settlements of restricted stock awards	(746)	(393)	(352)
Other, net	(135)	(125)	(117)
Net cash flows provided by (used in) financing activities	37,901	1,224	(598)
Effect of exchange rates on cash and cash equivalents	(76)	14	34
Net (decrease) increase in cash and cash equivalents	(29,810)	(14,344)	27,056
Cash and cash equivalents at beginning of period	59,582	73,926	46,870
Cash and cash equivalents at end of period	$29,772	$59,582	$73,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,293	$2,058	$795
Cash paid for income taxes	267	395	681
Non-cash acquisition of property and equipment under capital leases	19,565	16,783	—
Capitalized stock-based compensation	516	178	24

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

We provide services at 38 data centers across North America, Europe and the Asia-Pacific region and through 77 Internet Protocol (“IP”) service points, which include 18 content delivery network (“CDN”) points of presence (“POPs”) and one additional standalone CDN POP.

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks are described in “Risk Factors” in this Annual Report on Form 10-K.

We have a history of quarterly and annual period net losses, including for each of the three years in the period ended December 31, 2011.  At December 31, 2011, our accumulated deficit was $1.0 billion. However, during the years ended December 31, 2011, 2010 and 2009, we generated net cash flows from operating activities of $28.6 million, $39.6 million and $37.5 million, respectively.

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

Investment in Joint Venture

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2011, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. Due to the nature of our credit facility and variable interest rate, the fair value of our debt approximates the carrying value.

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents.

The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in step one of a goodwill impairment test.

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. We currently invest the majority of our cash and cash equivalents in money market funds. We have invested in previous years, in accordance with our formal investment policy, in high credit quality corporate debt securities, United States (“U.S.”) Treasury bills and commercial paper.

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

Costs of Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization of capitalized software begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $9.8 million, $4.9 million and $0.9 million in internal-use software costs during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the balance of unamortized software costs was $13.4 million and $7.9 million, respectively, and during the years ended December 31, 2011 and 2010, amortization expense was $2.1 million and $1.0 million, respectively.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment. We consider the carrying value of a long-lived asset impaired when the undiscounted cash flows from such asset are separately identifiable and we estimate them to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. We would determine losses on long-lived assets to be disposed of in a similar manner, except that we would reduce fair values by the cost of disposal. We charge losses due to impairment of long-lived assets to operations during the period in which we identify the impairment.  During 2011, we concluded that an impairment indicator existed to cause us to reassess our developed software related to the Cloud portal funtionality.  Following the reassessment, further described in note 7, we recorded an impairment charge of $0.5 million, which is included in “Restructuring and impairments” on the accompanying consolidated statements of operations.

Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

For purposes of valuing our goodwill and other intangible assets, we have the following three reporting units: IP products, IP services and data center services. The IP products and IP services reporting units have goodwill, while the data center services reporting unit did not have goodwill until the Voxel acquisition (see notes 3 and 8). We did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one.

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

Other intangible assets, including developed technologies and patents, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three to eight years for developed technologies and 15 years for patents. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2011.

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

Taxes

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure the tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We maintain a valuation allowance to reduce our deferred tax assets to their estimated realizable value. We may recognize deferred tax assets in future periods if and when we estimate them to be realizable, such as establishing our expected continuing profitability or that of certain of our foreign subsidiaries.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2011 and 2010, we recognized $0.3 million and $0, during the years ended December 31, 2011 and 2011, respectively, for associated liabilities. We have recorded nominal interest and penalties arising from the underpayment of income taxes in “General and administrative” expenses in our consolidated statements of operations. As of December 31, 2011 and 2010, we had $48,000 and $0, respectively, for accrued interest and penalties related to uncertain tax positions.

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

Treasury Stock

Until June 30, 2011, as permitted by our stock-based compensation plans, we acquired shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation. In 2009, we reissued a portion of the shares of treasury stock acquired as part of our stock-based compensation plans and used the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price was added or deducted from additional paid-in capital.  As of June 30, 2011, we will no longer reissue shares of acquired treasury stock.

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

We also enter into multiple-element arrangements or bundled services. When we enter into such arrangements, we account for each element separately over its respective service period provided that we have objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

In January 2011, we adopted new guidance, which eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. This new guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (i) vendor-specific objective evidence, if available, (ii) third-party evidence, if vendor-specific objective evidence is not available, and (iii) best estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, the guidance expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting under the new guidance if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return relative to delivered products.

We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately four years for 2011 and 2010 and three years for 2009. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

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

Research and Development Costs

Research and development costs, which include product development costs, are included in general and administrative cost and are expensed as incurred. These costs primarily consist of compensation and consulting fees related to our development and enhancement of IP routing technology, progressive download and streaming technology for our CDN, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $0.2 million, $1.9 million and $3.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. These costs do not include $2.8 million, $0.9 million and $0.9 million of internal-use software costs capitalized during the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2011, 2010 and 2009 were $2.1 million, $2.0 million and $1.3 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss and net loss available to common stockholders	$(1,702)	$(3,622)	$(69,725)
Weighted average shares outstanding, basic and diluted	50,422	50,467	49,577

Net loss per share, basic and diluted	$(0.03)	$(0.07)	$(1.41)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,816	5,750	5,356

Segment Information

We use the management approach for determining which, if any, of our services and products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal reporting that management uses for making operating decisions and assessing performance as the source of any reportable segments. As described in note 4, we operate in two business segments: data center services and IP services.

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

In June 2011, FASB issued new accounting guidance related to the presentation of comprehensive income. The new guidance will require the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income. In December 2011, FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The guidance is effective for interim and annual periods beginning after December 15, 2011. Because the guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

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

3.           ACQUISITION

On December 30, 2011, we completed the acquisition of the stock of Voxel Holdings, Inc. (“Voxel”). Voxel is a provider of hosting, scalable network resources, content distribution and cloud computing solutions. We acquired Voxel to advance our position in hosting services. We will integrate Voxel’s operations into our data center services segment.

We acquired Voxel for a total purchase price of $33.3 million for all of its outstanding stock, which includes accrued contingent consideration of $5.0 million, present valued at $4.6 million, to be paid if we receive certain technology deliverables. We include the accrued contingent consideration  as a long-term liability on the accompanying balance sheets, as the expected delivery date is on or before December 30, 2013.  In addition, we incurred $0.6 million in acquisition-related expenses, which we expensed and included in “General and administrative” on the accompanying consolidated statements of operations. We funded the purchase price and acquisition costs by drawing-down our term loan, as discussed in note 11.

Purchase Price Allocation

We allocated the aggregate purchase price for Voxel to the net tangible and intangible assets based upon their fair values as of December 30, 2011, as set forth below. We recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. We based the allocation of the purchase price upon a valuation for property and equipment and intangible assets and carrying value for the remaining assets and liabilities. Certain of our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). We expect that none of the goodwill will be deductible for tax purposes. Our purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$930
Account receivable and other current assets	1,081
Property and equipment	4,795
Goodwill	20,007
Intangible assets	15,700
Other assets	336
Accounts payable and accrued expenses	(1,636)
Deferred revenue	(368)
Capital lease obligations	(1,288)
Other long-term liabilities	(137)
Deferred income tax liability	(6,140)
$33,280

The intangible assets acquired are as follows (in thousands):

	Fair Value	Weighted Average Useful Life
Customer relationships	$7,800	10 years
Internally used software	3,400	5 years
Software for sale	4,300	8 years
Trade names	200	10 years
Total intangible assets	$15,700

Unaudited Supplemental Financial Information

As the acquisition occurred on December 30, 2011 and was not material to our business, we did not record Voxel’s revenue and expense from the date of acquisition.

Our unaudited pro forma results presented below, including Voxel, for the year ended December 31, 2011 and 2010 are presented as if the acquisition had been completed on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2010.

(in thousands)	Year Ended December 31,
	2011	2010
Unaudited pro forma revenue	$257,999	$254,409
Unaudited pro forma net loss	(12,241)	(2,820	)(1)

(1)
The 2010 unaudited pro forma net loss includes a nonrecurring deferred tax benefit recorded as a result of Voxel purchase accounting. The $6.1 million deferred tax liability resulted in a deferred tax benefit once consolidated with our balance sheet, as it lowered our consolidated net deferred tax asset resulting in the release of our valuation allowance.

4.           OPERATING SEGMENTS

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

The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Data center services	$133,453	$128,200	$130,711
IP services	111,175	115,964	125,548
Total revenues	244,628	244,164	256,259

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	78,907	82,761	94,961
IP services	41,403	44,662	48,055
Total direct costs of network, sales and services, exclusive of depreciation and amortization	120,310	127,423	143,016

Segment profit:
Data center services	54,546	45,439	35,750
IP services	69,772	71,302	77,493
Total segment profit	124,318	116,741	113,243

Restructuring and impairments	2,833	1,411	54,698
Other operating expenses, including direct costs of customer support, depreciation and amortization	125,408	116,226	127,467
Loss from operations	(3,923)	(896)	(68,922)
Non-operating expense	3,866	2,170	461
Loss before income taxes and equity in (earnings) of equity-method investment	$(7,789)	$(3,066)	$(69,383)

Total assets by segment are as follows (in thousands):

	December 31,
	2011	2010

Data center services	$215,004	$116,953
IP services	141,706	176,189
	$356,710	$293,142

For the years ended December 31, 2011, 2010 and 2009, revenues generated and long-lived assets located outside the U.S. were less than 10% of our total revenues and assets.

We present goodwill by segment in note 8, and as discussed in that note, we did not record an impairment charge during the years ended December 31, 2011 and 2010. However, we recorded the following impairment charges by segment during the year ended December 31, 2009 (in thousands):

	Data Center Services	IP Services	Total
Year Ended December 31, 2009:
Goodwill	$13,665	$37,848	$51,513
Other intangible assets	—	4,134	4,134
	$13,665	$41,982	$55,647

5.           INVESTMENT IN JOINT VENTURE

We invested $4.1 million for a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. We do not assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated due to certain minority interest protections afforded to our joint venture partners. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting.

We include our investment activity in the joint venture in the IP services operating segment as summarized below (in thousands):

	Year Ended December 31,
	2011	2010
Investment balance, January 1	$2,265	$1,804
Proportional share of net income	476	396
Unrealized foreign currency translation gain, net	195	65
Investment balance, December 31	$2,936	$2,265

Audited summarized financial information for Internap Japan is as follows (in thousands):

	Year Ended December 31,
	2011	2010(1)	2009

Current assets	$6,462	$5,372	$3,908
Long-term assets	712	658	638
Current liabilities	1,355	1,288	1,126
Long-term liabilities	26	—	—
Net sales	11,636	10,357	9,794
Operating income	850	836	176
Net income	787	813	247

(1)	We have reclassified certain prior year assets from long-term to current to conform to the current year presentation.

6.           FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2011:
Available for sale securities:
Money market funds(1)	$9,237	$—	$—	$9,237

December 31, 2010:
Available for sale securities:
Money market funds(1)	$39,283	$—	$—	$39,283

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2011 and 2010 in addition to $20.6 million and $20.3 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The following table provides a summary of changes in fair value of our Level 3 financial assets, auction rate securities and auction rate securities rights (“ARS Rights”), for each of the two years in the period ended December 31, 2011 (in thousands):

	Auction Rate Securities	ARS Rights
Balance, December 31, 2009	$6,503	$497
Total realized and unrealized gains (losses)	497	(4)
Issuance of ARS Rights	(7,000)	(493)
Balance, December 31, 2010	—	—

Balance, December 31, 2011	$—	$—

Market risk associated with our variable rate term loan, revolving credit facility and fixed rate other liabilities relates to the potential negative impact to future earnings and reduction in fair value, respectively, from an increase in interest rates. The following table presents information about our term loan, revolving credit facility and other liabilities (in thousands):

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$58,750	58,571	$19,750	$19,750
Other liabilities	501	509	636	653
	$59,251	$59,080	$20,386	$20,403

We estimate the fair values of our term loan, revolving credit facility and other liabilities based on current market rates of interest.

7.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Network equipment	$121,705	$113,593
Network equipment under capital lease	1,417	1,426
Furniture and equipment	24,508	13,002
Software	29,625	25,748
Leasehold improvements	231,391	191,915
Buildings under capital lease	36,028	18,668
Property and equipment, gross	444,674	364,352
Less: accumulated depreciation and amortization ($6,353 and $3,267 related to capital leases at December 31, 2011 and 2010, respectively)	(246,305)	(222,063)

	$198,369	$142,289

On December 30, 2011, we acquired Voxel, as further described in note 3.  While Voxel’s products are complementary to our existing IT Infrastructure services, we will not use certain of our assets in the same manner as we would have had the acquisition not taken place.  As such, we evaluated our suite of IT Infrastructure services for impairment.  The evaluation resulted in an impairment charge of $0.5 million to developed software related to our Cloud portal functionality, included in the data center services segment. We record the impairment in “Restructuring and impairments” on the accompanying statements of operations.

We retired $12.8 million of assets with accumulated depreciation of $12.7 million during the year ended December 31, 2011, $9.0 million of assets with accumulated depreciation of $8.9 million during the year ended December 31, 2010 and $6.4 million of assets with accumulated depreciation of $6.3 million during the year ended December 31, 2009. We capitalized an immaterial amount of interest for each of the three years in the period ended December 31, 2011.

We summarize depreciation and amortization of property and equipment associated with direct costs of network, sales and services and other depreciation expense as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Direct costs of network, sales and services	$36,040	$26,930	$22,134
Other depreciation and amortization	886	3,228	6,148
Subtotal	36,926	30,158	28,282
Amortization of acquired technologies(1)	3,500	3,811	8,349
Total depreciation and amortization	$40,426	$33,969	$36,631

(1)	Amortization of acquired technologies during the year ended December 31, 2009 included impairment charges of $4.1 million for acquired CDN advertising technology.

8.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the years ended December 31, 2011 and 2010, we did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one. In addition, we considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to our August 1, 2011 valuation date.

The carrying amount of goodwill for each of the two years ended December 31, 2011 is as follows (in thousands):

	Data Center Services	IP Services	Total
Balance, December 31, 2010:
Goodwill	$—	$152,087	$152,087
Accumulated impairment losses	—	(112,623)	(112,623)
Net	—	39,464	39,464

Acquisition – Voxel (note 3)	20,007	—	20,007

Balance, December 31, 2011:
Goodwill	20,007	152,087	172,094
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$20,007	$39,464	$59,471

During the year ended December 31, 2009, we recorded an aggregate goodwill impairment charge of $51.5 million. This charge included $48.0 million for goodwill related to our former CDN services segment and $3.5 million to adjust goodwill in our IP services segment related to our FCP product and is included in “impairments and restructuring” in the consolidated statements of operations. We reclassified the original goodwill in the former CDN services segment from the former CDN services segment to IP services and data center services based on the respective estimated relative fair value of those segments.

Other Intangible Assets

During the years ended December 31, 2011 and 2010, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets.

During the year ended December 31, 2009, in conjunction with the change in our business segments and the associated review of our long-term financial outlook, we performed an analysis of the potential impairment and reassessed the remaining asset lives of other identifiable intangible assets. The analysis and reassessment of other identifiable intangible assets resulted in (i) an impairment charge of $4.1 million in acquired CDN advertising technology due to a strategic change in market focus; (ii) a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN customer relationships over a shorter estimated remaining useful life (from 38 months remaining as of June 1, 2009 to 11 months) to reflect our historical churn rate for acquired CDN customers; (iii) a change in estimates that resulted in an acceleration of amortization expense of our acquired CDN trade names over a shorter estimated remaining useful life (from 32 months remaining as of June 1, 2009 to 17 months) to reflect the decreased value of our acquired CDN trade names to our business; and  (iv) a change in estimates that resulted in acceleration of amortization expense of our CDN non-compete agreements over a shorter estimated remaining useful life (from nine months remaining as of June 1, 2009 to one month) to reflect the decreased value of the non-compete agreements to our business.

We included the impairment charges for acquired CDN advertising technology of $4.1 million during the year ended December 31, 2009 in “Direct costs of amortization of acquired technologies” in the consolidated statements of operations. The change in estimates of remaining useful lives for the intangible assets as of June 1, 2009 noted above resulted in an increase to our net loss of $2.8 million, or $0.06 per basic and diluted share, during the year ended December 31, 2009.

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$43,627	$(24,844)	$35,927	$(21,344)
Customer relationships and trade names	32,247	(24,144)	24,232	(24,117)
	$75,874	$(48,988)	$60,159	$(45,461)

Amortization expense for intangible assets during the years ended December 31, 2011, 2010 and 2009  was $3.5 million, $6.1 million and $9.0 million, respectively. This amortization expense does not include impairment charges of $4.1 million during the year ended December 31, 2009. As of December 31, 2011, remaining amortization expense is as follows (in thousands):

2012	$5,559
2013	5,546
2014	5,546
2015	2,606
2016	2,017
Thereafter	5,612
$26,886

9.           RESTRUCTURING

In prior years, we implemented significant restructuring plans that resulted in substantial charges for our real estate obligations.  In addition, during the year ended December 31, 2011, we recorded initial restructuring charges related to our ceased use of office facilities, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans. We included these initial restructuring charges and subsequent plan adjustments in “Restructuring and Impairments” on the accompanying consolidated statements of operations.

The following table displays the activity and balances for the restructuring and asset impairment activity during the years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2010 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2011 Restructuring Liability
Activity for 2011 restructuring charge:
Real estate obligations	$—	$421	$60	$(120)	$361
Activity for 2010 restructuring charge:
Real estate obligations	12	—	—	(12)	—
Activity for 2007 restructuring charge:
Real estate obligations	5,635	—	1,124	(1,597)	5,162
Activity for 2001 restructuring charge:
Real estate obligations	2,317	—	474	(721)	2,070
	$7,964	$421	$1,658	$(2,450)	$7,593

	December 31, 2009 Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2010 Restructuring Liability
Activity for 2010 restructuring charge:
Real estate obligations	$—	$36	$(5)	$(19)	$12
Activity for 2009 restructuring charge:
Employee terminations	36	—	18	(54)	—
Real estate obligations	178	—	11	(189)	—
Activity for 2007 restructuring charge:
Real estate obligations	6,248	—	938	(1,551)	5,635
Activity for 2001 restructuring charge:
Real estate obligations	2,480	—	438	(601)	2,317
	$8,942	$36	$1,400	$(2,414)	$7,964

10.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Compensation and benefits payable	$4,723	$5,490
Telecommunications, sales, use and other taxes	1,602	1,131
Customer credit balances	1,273	1,180
Other	1,554	1,174
	$9,152	$8,975

11.           CREDIT AGREEMENT

In December 2011, we amended our credit agreement (the “Amendment”). The Amendment increased the revolving credit facility of the credit agreement by $20.0 million, for a total revolving credit facility of $60.0 million. The Amendment also increased the term loan facility by $20.0 million, for a total term loan facility of $59.0 million.

The Amendment modifies certain interest rates and definitions, adds a senior leverage ratio covenant and reallocates certain lender commitments. In addition, the Amendment approved our acquisition of Voxel, which we completed concurrently with the effective date and funding of the Amendment.  Following the Amendment and the Voxel acquisition, we had fully drawn the term loan.

The interest rate on the revolving credit facility will be either (i) the Base Rate (as defined in the agreement) plus 1.75 percentage points or (ii) the LIBOR Rate (as defined in the agreement) plus 3.50 percentage points, as we elect from time to time.  The interest rate on the term loan facility will be either (x) the Base Rate plus 3.50 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time.

We must repay the term loan in quarterly installments on the last day of each fiscal quarter commencing December 31, 2011, each such quarterly installment in an amount equal to $750,000, with the remaining unpaid balance due on November 2, 2014.  Borrowings under the revolving credit facility are also due on November 2, 2014.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio, as well as customary events of default that could result in acceleration of the credit agreement. As of December 31, 2011, we were in compliance with these covenants.

Our obligations are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

We recorded a debt discount of $0.2 million related to the costs incurred for the amended term loan.  During the year ended December 31, 2011, there was no related amortized expense as the Amendment occurred on December 30, 2011.

Since the recording of the Amendment was a modification of the previous credit agreement,  we will continue to amortize the debt discount on our previous credit agreement.  During the year ended December 31, 2011, we amortized $0.1 million of the debt discount, as interest expense, using the effective interest method over the life of the loan.

A summary of our credit agreement as of December 31, 2011 and December 31, 2010 is as follows (dollars in thousands):

	December 31,
	2011	2010
Credit limit:
Revolving credit facility	$60,000	$40,000
Term loan	59,000	40,000
Outstanding principal balance on the term loan, less unamortized discount of $573 and $444, respectively, due November 2014	58,177	19,306
Outstanding balance on revolving credit facility	100	—
Letters of credit issued	11,130	4,135
Borrowing capacity	48,770	55,865
Interest rate – term loan	3.8%	3.6%
Interest rate – revolving credit facility	5.0%	—%

Maturities of the term loan are as follows:
2012	$3,000
2013	3,000
2014	52,750
	$58,750

12.           CAPITAL LEASES

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of December 31, 2011, our capital leases had expiration dates ranging from 2013 to 2023.

During 2011, we entered into leases for network equipment for $2.4 million and new company-controlled data center space in Dallas, Texas and Los Angeles, California for $17.2 million.  As a result, property and equipment and corresponding capital lease obligations increased by $19.6 million.  In addition, we assumed capital lease obligations of $1.3 million in the Voxel acquisition (see note 3).

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2011, are as follows (in thousands):
2012	$5,845
2013	6,692
2014	6,864
2015	6,944
2016	6,123
Thereafter	30,939
Remaining capital lease payments	63,407
Less: amounts representing imputed interest	(22,330)
Present value of minimum lease payments	41,077
Less: current portion	(2,154)
$38,923

13.           INCOME TAXES

The current and deferred income tax provision was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$12	$194	$153
State	140	351	356
Foreign	—	—	—
	152	545	509
Deferred:
Federal	(6,002)	—	—
State	—	1	4
Foreign	238	406	(156)
	(5,764)	407	(152)
Net income tax provision	$(5,612)	$952	$357

During 2011, a deferred tax benefit of $6.1 million was recorded as a result of Voxel purchase price accounting, of which $6.0 million was related to a federal tax benefit for our U.S. entities.  This deferred tax liability resulted in a deferred tax benefit once consolidated with our balance sheet, as it lowered our consolidated net deferred tax asset resulting in the release of our valuation allowance.

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

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows:

	Year Ending December 31,
	2011	2010	2009
Federal income tax at statutory rates	(34)%	(34)%	(34)%
Goodwill impairment	—	—	24
Foreign income tax (benefit)	6	(10)	—
Stock-based compensation	—	—	1
State income tax	(3)	8	—
Other permanent differences	4	2	—
Statutory tax rate change	2	3	—
Compensation	2	7	—
Change in valuation allowance	(49)	55	8

Effective tax rate	(72)%	31%	(1)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):
	December 31,
	2011	2010
Current deferred income tax assets:
Provision for doubtful accounts	$3,691	$2,211
Accrued compensation	1,251	1,470
Other accrued expenses	45	186
Deferred revenue	758	1,200
Restructuring liability	1,029	1,023
Other	116	115
Current deferred income tax assets	6,890	6,205
Less: valuation allowance	(6,890)	(6,205)
Net current deferred income tax assets	—	—

Long-term deferred income tax assets:
Property and equipment	36,093	32,009
Goodwill	4,790	5,257
Intangible assets	(2,605)	4,538
Deferred revenue, less current portion	779	752
Restructuring liability, less current portion	1,856	2,004
Deferred rent	6,304	6,566
Stock-based compensation	1,660	1,417
U.S. net operating loss carryforwards	60,972	72,898
Foreign net operating loss carryforwards, less current portion	3,650	4,254
Capital loss carryforwards	2,271	2,271
Tax credit carryforwards	968	915
Other	1,881	2,046
Long-term deferred income tax assets	118,619	134,927
Less: valuation allowance	(116,523)	(132,488)
Net long-term deferred income tax assets	2,096	2,439

Net deferred tax assets	$2,096	$2,439

As of December 31, 2011, we had U.S. net operating loss carryforwards for federal tax purposes of $180.7 million that will expire beginning 2018 through 2026. Of the total U.S. net operating loss carryforwards, $20.3 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax and research and development tax credit carryforwards of approximately $1.0 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $13.6 million that will begin to expire in 2012.

We determined that through December 31, 2011, no further ownership changes have occurred since 2001. Therefore, as of December 31, 2011, no additional material limitations exist on the U.S. net operating losses related to Section 382 of the Internal Revenue Code. However, if we experience subsequent changes in stock ownership as defined by Section 382 of the Internal Revenue Code, we may have additional limitations on the future utilization of our U.S. net operating losses.

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

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. We established a valuation allowance of $119.7 million and $3.7 million against the U.S. and foreign deferred tax assets, respectively, that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, January 1,	$138,693	$128,978	$124,755
(Decrease) increase in deferred tax assets	(15,279)	9,715	4,223
Balance, December 31,	$123,414	$138,693	$128,978

As discussed in note 3, we acquired Voxel on December 30, 2011.  The purchase price accounting  resulted in the addition of $6.1 million in deferred tax liabilities.  As the acquisition of Voxel was a stock acquisition, the tax attributes, tax positions and tax elections of Voxel were unaffected.  The difference between the tax basis and the fair market value of Voxel’s assets and liabilities is primarily due to intangible property that consists of customer relationships, software for sale, internally used software and trade names.  This deferred tax liability resulted in a deferred tax benefit once consolidated with our balance sheet, as it lowered our consolidated net deferred tax asset due to the release of our valuation allowance. Additionally, during the year ended December 31, 2011, we reduced our valuation allowances by $11.7 million for available net operating losses that we determined to be incurred prior to the 2001 ownership change date in accordance with the Section 382 limitation, offset by the current period movement of $2.4 million.

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits balance, January 1,	$—	$—	$—
Additions for tax positions of current year	283	—	—
Foreign exchange (loss)	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits balance, December 31,	$283	$—	$—

The changes in the liability for unrecognized tax benefits had no impact on our effective income tax rate in the respective periods of change as amounts were recorded through purchase accounting.  We expect $0 unrecognized tax benefits to reverse over the next 12 months.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations as a component of “General and administrative” expenses. As of December 31, 2011 and 2010, we had accrued $48,000 and $0, respectively, for  interest and penalties related to uncertain tax positions. We did not recognize any interest and penalties from unrecognized tax benefits as the total amount was recorded through purchase accounting.  Future release or recognition will be fully offset by a tax indemnification clause within the Voxel purchase agreement.  A corresponding receivable was recorded to account for the potential offset of the unrecognized tax benefit.  Our federal income tax returns remain open to examination for the tax years 2008 through 2010; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2008. Returns filed in other jurisdictions are subject to examination for years prior to 2008.

14.           EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.7 million, $0.8 million and $0.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

15.           COMMITMENTS, CONTINGENCIES, CONCENTRATIONS OF RISK AND LITIGATION

Operating Leases

We have entered into leases for data center, P-NAP and office space that are classified as operating leases. Initial lease terms range from two to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit or restricted cash balances to ensure payment. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2011 (in thousands):

2012	$28,316
2013	27,862
2014	25,742
2015	18,287
2016	17,954
Thereafter	39,905
$158,066

Rent expense was $26.0 million, $25.7 million and $26.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. Sublease income, recorded as a reduction of rent expense, was $0.1 million, $0.1 million and $0.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2011 (in thousands):

2012	$9,252
2013	3,161
2014	2,276
2015	2,035
2016	1,589
Thereafter	628
$18,941

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

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (i) integration of VitalStream, which we acquired in 2007, (ii) customer issues and related credits due to services outages and (iii) our previously reported 2007 revenue that we subsequently reduced in 2008 as announced on March 18, 2008. Plaintiffs assert that we and the individual defendant made these misstatements and omissions to maintain our share price. Plaintiffs seek unspecified damages and other relief.

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

16.           PREFERRED STOCK

During the year ended December 31, 2009, of the 20.0 million authorized shares of preferred stock, 19.5 million shares were designated as blank check preferred stock, the terms and conditions of which our board of directors could designate, with the remaining 0.5 million shares of preferred stock designated as series B preferred stock.

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

17.           STOCK-BASED COMPENSATION PLANS

We have granted employees options to purchase shares of our common stock and issued shares of common stock subject to vesting. We measure stock-based compensation cost at the grant date based on the calculated fair value of the option or award. We recognize the expense over the employees’ requisite service period, generally the vesting period of the option or award. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model. Stock option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

Stock-Based Compensation

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2011	2010	2009
Direct costs of customer support	$659	$755	$974
Sales and marketing	835	944	1,395
General and administrative	2,489	2,932	3,244
	$3,983	$4,631	$5,613

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. We capitalized $0.5 million of stock-based compensation for the period ended December 31, 2011 and less than $0.2 million of stock-based compensation during each of the years ended December 31, 2010 and 2009.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2011, 2010 and 2009, were expected terms of 4.2, 4.2 and 4.3, respectively; historical volatilities of 78%, 80% and 82%, respectively; risk free interest rates of 1.6%, 1.9% and 1.8%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $4.02, $3.07 and $1.65 during the years ended December 31, 2011, 2010 and 2009, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Stock-Based Compensation Plans

Under our Amended and Restated 2005 Incentive Stock Plan (the “2005 Plan”), we may issue stock options, stock appreciation rights, restricted stock and stock unit grants to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2005 Plan. As of December 31, 2011, 5.0 million shares of stock were available for issuance.

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

We previously granted non-qualified stock options to non-employee directors under the 1999 Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and shares of restricted stock under the 2005 Plan. In 2009, the number of stock options and shares of restricted stock was determined using a total value of $55,000 and calculated by using the lesser of (i) the closing price of our common stock reported on Nasdaq on the grant date or (ii) three dollars per share. The stock options had an exercise price equal to 100% of the fair market value of our common stock on the grant date and were fully vested as of the grant date. The shares of restricted stock vested in three annual installments on the anniversary of grant.

Following expiration of the Director Plan in July 2009 by its terms, all grants of equity to directors began to be made from the 2005 Plan. In 2010, we increased the compensation of our non-employee directors such that each director received a number of options equal to $37,500 and a number of shares of restricted stock equal to $37,500. As with prior grants, all stock options were fully vested and had an exercise price equal to 100% of the fair market value on the grant date. Similarly, the shares of restricted stock vested in three annual installments on the anniversary of grant.

In 2011, the value of the grant of equity received by non-employee directors did not change ($75,000), but the form of equity received was 100% shares of restricted stock, whch vest on the date of our annual meeting of stockholders in the year following grant. As of December 31, 2011, 0.2 million stock options were outstanding.

For all stock-based compensation plans, the exercise price for each stock option may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Incentive stock options, may be granted only to eligible employees and if granted to a 10% stockholder, the terms of the grant will be more restrictive than for other eligible employees. Stock options become exercisable as determined at the grant date by the compensation committee of our board of directors. Stock options generally vest 25% after one year and monthly or quarterly over the following three years, except for non-employee directors who have received immediately exercisable options. Conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2005 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee: a minimum one-year vesting period for time-based stock option and stock appreciation rights and a minimum three-year vesting period for time-based stock grants. If awards are performance-based, then performance must be measured over a period of at least one year. The 2005 Plan limits the number of shares that may be granted as full value awards (that is, grants other than in the form of stock options or stock appreciate rights) to 50% of the total number of shares available for issuance. In general, when awards granted under the 2005 Plan expire or are cancled without having been fully exercised, the shares reserved for those awards will be returned to the share reserve and be available for future awards. However, shares of common stock that are delivered by the grantee or withheld by us as payment of the exercise price in connection with the exercise of an option or payment of the tax withholding obligation in connection with any award will not be returned to the share reserve. We have reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

Stock option activity during the year ended December 31, 2011 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2010	4,468	$6.08
Granted	1,683	6.81
Exercised	(332)	3.97
Forfeitures and post-vesting cancellations	(1,176)	7.51
Balance, December 31, 2011	4,643	$6.13
Exercisable, December 31, 2011	2,105	$6.67

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2011 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	2,105	4,245
Weighted-average exercise price	$6.67	$6.13
Aggregate intrinsic value	$2,828,900	$4,701,402

Weighted-average remaining contractual term, in years	6.4	7.5

The total intrinsic value of stock options exercised was $0.9 million, $1.2 million and $0.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2011 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2010	1,259	$4.25
Granted	503	6.31
Vested	(378)	4.34
Forfeited	(219)	4.42

Unvested balance, December 31, 2011	1,165	$5.10

The total fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $1.7 million and $1.1 million, respectively. The total intrinsic value at December 31, 2011 of all unvested restricted stock was $6.9 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2011 was as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$5,898	$2,556	$8,454
Weighted-average remaining recognition period (in years)	2.7	2.2	2.5

Employee Stock Purchase Plan

Our 2004 Employee Stock Purchase Plan (the “ESPP”) permited eligible employees to purchase our common stock at a discount. Eligible employees could elect to participate in the ESPP for two consecutive calendar quarters, referred to as a “purchase period,” during a designated period immediately preceding the purchase period. Purchase periods were established as the six-month periods ending June 30 and December 31 of each year. The price for shares of common stock purchased under the ESPP was 95% of the closing sale price per share of common our stock on the last day of the purchase period. The ESPP was intended to be a non-compensatory plan for both tax and financial reporting purposes. We granted less than 0.1 million shares under the ESPP during each of the years during the three year period ended December 31, 2011. Cash received from participation in the ESPP was $0.1 million during each of the years during the three year period ended December 31, 2011.  We suspended participation in the ESPP effective July 1, 2011.

18.           RELATED PARTY TRANSACTIONS

As discussed in note 5, we have a 51% ownership interest in Internap Japan, a joint venture that we account for using the equity method. Transactions with Internap Japan are summarized as follows (in thousands):
	Year Ended December 31,
	2011	2010	2009
Revenues	$192	$157	$390
Direct costs of network sales and services	116	91	168

	December 31,
	2011	2010
Accounts receivable	$43	$52
Accounts payable	—	51

19.           UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2011 and 2010. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$59,404	$60,410	$62,014	$62,800
Direct costs of network, sales and services, exclusive of depreciation and amortization	29,030	30,569	30,787	29,924
Direct costs of customer support	5,110	5,374	5,407	5,387
Direct costs of amortization of acquired technologies	875	875	875	875
Restructuring and impairments	189	1,304	123	1,217
Net (loss) income	(1,500)	(2,612)	(1,788)	4,198
Basic and diluted net (loss) income per share	(0.03)	(0.05)	(0.04)	0.08

	2010 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$63,365	$60,525	$60,315	$59,959
Direct costs of network, sales and services, exclusive of depreciation and amortization	34,085	31,263	31,567	30,508
Direct costs of customer support	4,940	4,606	5,033	5,282
Direct costs of amortization of acquired technologies	979	979	979	874
Restructuring	18	1,183	—	210
Net loss	(260)	(1,271)	(1,662)	(429)
Basic and diluted net loss per share	(0.01)	(0.03)	(0.03)	(.01)

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$2,777	$2,711	$(3,535	)(1)	$1,953

Year ended December 31, 2010:
Allowance for doubtful accounts	1,953	1,253	(1,323	)(1)	1,883

Year ended December 31, 2011:
Allowance for doubtful accounts	1,883	1,082	(1,297	)(1)	1,668

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1