Form 10-Q
period 2012-03-31
INTERNAP NETWORK SERVICES CORP
filed 2012-04-26
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-27265

INTERNAP NETWORK SERVICES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	91-2145721
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Ravinia Drive, Suite 1300
Atlanta, Georgia 30346
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

As of April 16, 2012, 53,047,467 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

i

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Data center services	$39,938	$31,542
Internet protocol (IP) services	27,090	27,862
Total revenues	67,028	59,404

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	20,970	18,530
IP services	10,184	10,500
Direct costs of customer support	6,728	5,110
Direct costs of amortization of acquired technologies	1,179	875
Sales and marketing	8,090	7,833
General and administrative	10,227	9,129
Depreciation and amortization	7,915	8,053
(Gain) loss on disposal of property and equipment, net	(16)	73
Restructuring	43	189
Total operating costs and expenses	65,320	60,292
Income (loss) from operations	1,708	(888)

Non-operating expense (income):
Interest expense	1,581	648
Other, net	45	38
Total non-operating expense (income)	1,626	686

Income (loss) before income taxes and equity in (earnings) of equity-method investment	82	(1,574)
Provision for income taxes	35	73
Equity in (earnings) of equity-method investment, net of taxes	(60)	(147)

Net income (loss)	107	(1,500)

Other comprehensive income:
Foreign currency translation adjustment	85	200

Comprehensive income (loss)	$192	$(1,300)

Basic and diluted net income (loss) per share	$0.00	$(0.03)

Weighted average shares outstanding used in computing basic net income (loss) per share	50,336	50,124
Weighted average shares outstanding used in computing diluted net income (loss) per share	51,033	50,124

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$30,849	$29,772
Accounts receivable, net of allowance for doubtful accounts of $1,750 and $1,668, respectively	17,886	18,539
Prepaid expenses and other assets	12,172	13,270
Total current assets	60,907	61,581

Property and equipment, net	215,027	198,369
Investment in joint venture	2,904	2,936
Intangible assets, net	25,501	26,886
Goodwill	59,675	59,471
Deposits and other assets	5,400	5,371
Deferred tax asset, net	2,117	2,096
Total assets	$371,531	$356,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,204	$21,746
Accrued liabilities	10,112	9,152
Deferred revenues	2,485	2,475
Capital lease obligations	3,271	2,154
Term loan, less discount of $204 and $206, respectively	3,546	2,794
Restructuring liability	2,626	2,709
Other current liabilities	156	151
Total current liabilities	49,400	41,181

Deferred revenues	2,447	2,323
Capital lease obligations	44,893	38,923
Revolving credit facility	509	100
Term loan, less discount of $317 and $367, respectively	54,683	55,383
Accrued contingent consideration	4,626	4,626
Restructuring liability	4,306	4,884
Deferred rent	15,859	16,100
Other long-term liabilities	1,004	1,020
Total liabilities	177,727	164,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,068 and 52,528 shares outstanding, respectively	53	53
Additional paid-in capital	1,237,717	1,235,554
Treasury stock, at cost; 327 and 231 shares, respectively	(1,987)	(1,266)
Accumulated deficit	(1,041,765)	(1,041,872)
Accumulated items of other comprehensive loss	(214)	(299)
Total stockholders’ equity	193,804	192,170
Total liabilities and stockholders’ equity	$371,531	$356,710

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

THREE MONTHS ENDED MARCH 31, 2012:
Balance, December 31, 2011	52,528	$53	$1,235,554	$(1,266)	$(1,041,872)	$(299)	$192,170
Net income	—	—	—	—	107	—	107
Foreign currency translation adjustment	—	—	—	—	—	85	85
Stock compensation plans activity and stock-based compensation	540	—	2,163	(721)	—	—	1,442
Balance, March 31, 2012	53,068	$53	$1,237,717	$(1,987)	$(1,041,765)	$(214)	$193,804

THREE MONTHS ENDED MARCH 31, 2011:
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(1,500)	—	(1,500
Foreign currency translation adjustment	—	—	—	—	—	200	200
Stock compensation plans activity and stock-based compensation	257	—	1,379	(481)	—	—	898
Balance, March 31, 2011	52,274	$52	$1,231,063	$(1,001)	$(1,041,670)	$(235)	$188,209

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$107	$(1,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,094	8,928
(Gain) loss on disposal of property and equipment, net	(16)	73
Stock-based compensation expense	1,404	911
Equity in (earnings) of equity-method investment	(60)	(147)
Provision for doubtful accounts	79	165
Non-cash changes in deferred rent	(240)	(70)
Deferred income taxes	—	(45)
Other, net	461	156
Changes in operating assets and liabilities:
Accounts receivable	575	963
Prepaid expenses, deposits and other assets	820	(657)
Accounts payable	5,505	(6,973)
Accrued and other liabilities	1,323	(1,086)
Deferred revenues	134	(130)
Accrued restructuring liability	(661)	(497)
Net cash flows provided by operating activities	18,525	91

Cash Flows From Investing Activities:
Purchases of property and equipment	(16,824)	(12,646)
Net cash flows used in investing activities	(16,824)	(12,646)

Cash Flows From Financing Activities:
Principal payments on credit agreement	—	(250)
Payments on capital lease obligations	(612)	(361)
Proceeds from exercise of stock options	628	365
Tax withholdings related to net share settlements of restricted stock awards	(721)	(480)
Other, net	(35)	(33)
Net cash flows used in financing activities	(740)	(759)
Effect of exchange rates on cash and cash equivalents	116	30
Net increase (decrease) in cash and cash equivalents	1,077	(13,284)
Cash and cash equivalents at beginning of period	29,772	59,582
Cash and cash equivalents at end of period	$30,849	$46,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$901	$907
Cash paid for income taxes	20	142
Non-cash acquisition of property and equipment under capital leases	7,406	9,258
Capitalized stock-based compensation	131	104

The accompanying notes are an integral part of these consolidated financial statements.

 INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“we,” “us,” “our” or “Internap”) provides high-performance information technology (“IT”) Infrastructure services that enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. Our colocation, connectivity and hosting solutions are differentiated by superior performance and platform flexibility.

We provide services at 42 data centers across North America, Europe and the Asia-Pacific region and through 83 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”) and one additional standalone CDN POP.

We prepare our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly-owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2012 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2011 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012 or subsequent years.

2.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation services, which involves providing physical space within our data centers, as well as associated services such as power, interconnection, environmental controls and security. The segment also includes hosting and cloud services in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection. The IP services segment includes our patented Performance IP™ service, XIP™ Acceleration-as-a-Service solution, CDN services and flow control platform (“FCP”) products.

The following table shows operating results for our business segments, along with reconciliations from segment profit to income (loss) before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended March 31,
	2012	2011
Revenues:
Data center services	$39,938	$31,542
IP services	27,090	27,862
Total revenues	67,028	59,404

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	20,970	18,530
IP services	10,184	10,500
Total direct costs of network, sales and services, exclusive of depreciation and amortization	31,154	29,030

Segment profit:
Data center services	18,968	13,012
IP services	16,906	17,362
Total segment profit	35,874	30,374

Restructuring	43	189
Other operating expenses, including direct costs of customer support, depreciation and amortization	34,123	31,073
Income (loss) from operations	1,708	(888)
Non-operating expense	1,626	686
Income (loss) before income taxes and equity in (earnings) of equity-method investment	$82	$(1,574)

 3.           PROPERTY AND EQUIPMENT

During the three months ended March 31, 2012, we performed a reassessment of estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the three months ended March 31, 2012, depreciation and amortization expense was $3.5 million less than it would have been under the previous estimated useful lives.

4.           RESTRUCTURING

In prior years, we implemented significant restructuring plans that resulted in substantial charges for our real estate obligations. The following table displays the restructuring activity and balances during the three months ended March 31, 2012 (in thousands):

	December 31, 2011 Restructuring Liability	Cash Payments	March 31, 2012 Restructuring Liability
Activity for 2011 restructuring charge:
Real estate obligations	$361	$(76)	$285
Activity for 2007 restructuring charge:
Real estate obligations	5,162	(387)	4,775
Activity for 2001 restructuring charge:
Real estate obligations	2,070	(198)	1,872

Total	$7,593	$(661)	$6,932

5.           CAPITAL LEASE OBLIGATIONS

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of March 31, 2012, our capital leases had expiration dates ranging from 2013 to 2023.

During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During the three months ended March 31, 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and equipment and corresponding capital lease obligation of $7.4 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of March 31, 2012, are as follows (in thousands):

2012	$5,563
2013	7,985
2014	8,211
2015	8,357
2016	7,601
Thereafter	34,464
Remaining capital lease payments	72,181
Less: amounts representing imputed interest	(24,017)
Present value of minimum lease payments	48,164
Less: current portion	(3,271)
$44,893

6.           COMMITMENTS

Our service and purchase commitments relate primarily related to IP, telecommunications and data center services.  As of March 31, 2012, future minimum payments under these commitments are as follows (in thousands):

2012	$6,595
2013	5,231
2014	3,146
2015	2,505
2016	1,996
Thereafter	640
$20,113

7.           INCOME (LOSS) PER SHARE

We compute basic net income (loss) per share by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income (loss) available to common stockholders	$107	$(1,500)
Weighted average shares outstanding, basic	50,336	50,124
Weighted average shares outstanding, diluted	51,033	50,124

Net income (loss) per share, basic and diluted	$0.00	$(0.03)

Anti-dilutive securities excluded from diluted net income (loss) per share calculation for stock-based compensation plans	7,218	6,688

8.           FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):
	Level 1	Level 2	Level 3	Total

March 31, 2012:
Available for sale securities:
Money market funds(1)	$9,237	$—	$—	$9,237
	$9,237	$—	$—	$9,237

	Level 1	Level 2	Level 3	Total

December 31, 2011:
Available for sale securities:
Money market funds(1)	$9,237	$—	$—	$9,237
	$9,237	$—	$—	$9,237

(1) Included in “Cash and cash equivalents” in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 in addition to $21.6 million and $20.6 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

9.           CONTINGENCIES AND LITIGATION

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

10.          RECENT ACCOUNTING PRONOUNCEMENTS

During January 2012, we adopted new accounting guidance related to convergence between GAAP and International Financial Reporting Standards (“IFRS”). The new guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRS. The new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption had no impact on our financial condition or results of operations.

During January 2012, we adopted new accounting guidance related to the presentation of comprehensive income. The new guidance required the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income. Because the guidance impacts presentation only, it had no effect on our financial condition or results of operations.

During January 2012, we adopted new accounting guidance which allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment. We will be required to perform the two-step impairment test only if we conclude, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The adoption had no impact on our financial condition or results of operations.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

We currently have approximately 3,700 customers in 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service; hosting and information technology infrastructure; and telecommunications. For the three months ended March 31, 2012, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

Operating Segments

Data Center Services

Our data center services segment includes colocation services, which involves providing physical space within data centers and associated services such as power, interconnection, environmental controls and security. Colocation allows our customers to deploy and manage their servers, storage and other equipment in our secure data centers. The segment also includes hosting services in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection. Hosting services include our managed hosting offering in which customers receive dedicated hardware environments. Our data center services also include our cloud computing, storage business and related software services. Our cloud business is characterized as “infrastructure-as-a-service,” in which customers use secure compute and storage resources by leveraging physical infrastructure that is shared with other customers. Our cloud offering allows customers to rapidly provision and de-provision resources as required.

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

We sell our colocation and/or hosting services at 42 data centers across North America, Europe and the Asia-Pacific region. We refer to 10 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have directly negotiated long-term leases with the properties’ lessors. We refer to the remaining 32 data centers as “partner” sites. In these locations, we typically do not control operations and infrastructure and terms are shorter than those in company-controlled data centers. Our facilities feature our enhanced IP connectivity, are designed and operated to be fully-secure and provide best-in-class power and environmental reliability.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, we continue to incur capital expenditures to build and expand company-controlled data centers. During 2012, we continued our build out of a new company-controlled data center in Los Angeles, California and we began the expansion of our company-controlled data center in Atlanta, Georgia. These expansions give us the capacity to increase the footprint of our company-controlled data centers by approximately 86,000 net sellable feet over time.

We include Voxel Holdings, Inc. (“Voxel”) operations in our data center services segment. We acquired Voxel, a global provider of scalable hosting and cloud services, on December 30, 2011.

IP Services

Our IP services segment includes our patented Performance IP™ service, XIP™ Acceleration-as-a-Service solution, CDN services and flow control platform (“FCP”)  products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. We sell our IP services through 83 IP service points around the world, which include 25 CDN points of presence (“POPs”)  and one additional standalone CDN POP. Our SLAs guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity, which typically only guarantee performance on their own network.

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

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically-located POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and audience-analytic tools.

Recent Accounting Pronouncements

We summarize recent accounting pronouncements in note 10 to the accompanying financial statements.  The adoption of recent accounting pronouncements had no impact on our financial condition or results of operations.

Critical Accounting Policies and Estimates

Property and Equipment

During the three months ended March 31, 2012, we performed a reassessment of estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the three months ended March 31, 2012, depreciation and amortization expense, on assets held at December 31, 2011, was $3.5 million less than it would have been under the previous estimated useful lives.

We expect pretax book income in the future as a result of this change in accounting estimate. Accordingly, it is possible that we will recognize deferred tax assets in the future upon evidence of continued profitability. We do not expect to recognize the deferred tax assets in the next 12 months.

For additional information regarding all of our property and equipment accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) from March 31, 2011 to March 31, 2012
	2012	2011	Amount	Percent
Revenues:
Data center services	$39,938	$31,542	$8,396	27%
IP services	27,090	27,862	(772)	(3)
Total revenues	67,028	59,404	7,624	13

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	20,970	18,530	2,440	13
IP services	10,184	10,500	(316)	(3)
Direct costs of customer support	6,728	5,110	1,618	32
Direct costs of amortization of acquired technologies	1,179	875	304	35
Sales and marketing	8,090	7,833	257	3
General and administrative	10,227	9,129	1,098	12
Depreciation and amortization	7,915	8,053	(138)	(2)
(Gain) loss on disposal of property and equipment, net	(16)	73	(89)	(122)
Restructuring	43	189	(146)	(77)
Total operating costs and expenses	65,320	60,292	5,028	8
Income (loss) from operations	$1,708	$(888)	$2,596	292

Interest expense	$1,581	$648	$933	144

Three Months Ended March 31, 2012 and 2011

Data Center Services

Revenues for data center services increased $8.4 million, or 27%, to $39.9 million for the three months ended March 31, 2012, compared to $31.5 million for the same period in 2011. The increase in revenue was primarily due to revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, were $21.0 million for the three months ended March 31, 2012, compared to $18.5 million for the same period in 2011. The increase in direct costs was primarily due to the increase in revenue, partially offset by a $0.5 million nonrecurring settlement of past charges with a data center vendor.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily rent for operating leases, but also significant demand-based pricing variables, such as utilities attributable to seasonal costs and customers’ changing power requirements. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites, and the utilization of total available space. While we recognize some of the initial operating costs of company-controlled data centers in advance of revenues, these sites are more profitable at certain levels of utilization than are partner sites. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues.

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 53% during the three months ended March 31, 2012, compared to 59% during the same period in 2011.

IP Services

Revenues for IP services decreased $0.8 million, or 3%, to $27.1 million for the three months ended March 31, 2012, compared to $27.9 million for the same period in 2011. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 26% for the three months ended March 31, 2012, compared to the same period in 2011, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.3 million, or 3%, to $10.2 million for the three months ended March 31, 2012, compared to $10.5 million for the same period in 2011. This decrease was primarily due to the decrease in revenue.

There have been ongoing industry-wide pricing declines over the last several years. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services and the more recent entrance of a large number of specialty service providers such as CDN vendors. We also continue to experience increasing traffic volume in our traditional IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth. We believe we remain well-positioned to benefit from an increasing reliance on the Internet as the medium for business applications, media distribution, communication and entertainment.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $16.9 million and $14.9 million for the three months ended March 31, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $1.5 million to $15.5 million during the three months ended March 31, 2012 from $14.0 million during the same period in 2011. The increase was primarily due to a $1.7 million increase in cash-based compensation related to a higher employee headcount and increased salary levels, a $0.4 million increase attributable to credits we recorded in 2011 related to prior years’ Georgia Headquarters Tax Credit, partially offset by a $0.6 million decrease in severance and a $0.4 million increase in capitalized payroll costs related to software development.

Stock-based compensation increased to $1.4 million during the three months ended March 31, 2012 from $0.9 million during the same period in 2011. The increase was primarily due to stock-based compensation awarded in connection with the Voxel acquisition in the three months ended March 31, 2012 and forfeitures upon terminations in the three months ended March 31, 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Direct costs of customer support	$250	$179
Sales and marketing	180	228
General and administrative	974	504
	$1,404	$911

Direct Costs of Customer Support. Direct costs of customer support increased 32% to $6.7 million during the three months ended March 31, 2012 from $5.1 million during the same period in 2011. The increase was primarily due to a $1.1 million increase in cash-based compensation.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 35% to $1.2 million during the three months ended March 31, 2012 from $0.9 million during the same period in 2011. The increase was primarily due to the amortization on the intangible assets acquired in the Voxel acquisition.

Sales and Marketing. Sales and marketing costs increased 3% to $8.1 million during the three months ended March 31, 2012 from $7.8 million during the same period in 2011. The increase was primarily due to a $0.2 million increase in cash-based compensation.

General and Administrative. General and administrative costs increased 12% to $10.2 million during the three months ended March 31, 2012 from $9.1 million during the same period in 2011. The increase was primarily due to a $0.4 million increase in cash-based compensation costs, a $0.4 million increase in taxes and licenses and a $0.5 million increase in stock-based compensation, partially offset by a $0.6 million decrease in severance.

Depreciation and Amortization. Depreciation and amortization decreased 2% to $7.9 million during the three months ended March 31, 2012, compared to $8.1 million during the same period in 2011. The decrease was primarily due to our change in estimated useful lives of $3.5 million on assets held at December 31, 2011, partially offset by the effects of our expansion of company-controlled data centers, private network access points (“P-NAP”) infrastructure and capitalized software.

Interest Expense. Interest expense increased to $1.6 million during the three months ended March 31, 2012, compared to $0.6 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities and existing cash and cash equivalents. We may also utilize additional borrowings under our credit facility described below in “—Credit Agreement,” particularly for capital expenditures if we consider it economically favorable to do so. Our capital requirements depend on a number of factors, including the continued market acceptance of our IT Infrastructure services and the ability to expand and retain our customer base. If our cash requirements vary materially from those currently expected or if we fail to generate sufficient cash flows from selling our IT Infrastructure services, we may require greater or additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit facility limit our ability to incur additional indebtedness. We believe we have sufficient cash to operate our business for the next 12 months. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments.

We have experienced significant impairments and operational restructurings in recent years and we have a history of quarterly and annual period net losses. During the three months ended March 31, 2012, we had net income of $0.1 million. However, as of March 31, 2012, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Credit Agreement

We have a $119.0 million credit agreement (the “Credit Agreement”) that expires in November 2014. The Credit Agreement provides for a revolving credit facility up to $60.0 million and a term loan of $59.0 million.

As of March 31, 2012, the revolving credit facility had an outstanding balance of $0.5 million and we issued $11.1 million letters of credit, resulting in $48.4 million in borrowing capacity. The term loan had an outstanding principal amount of $58.8 million, which is to be repaid in $750,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on November 2, 2014. As of March 31, 2012, the interest rates on the revolving credit facility and term loan were 5.0% and 3.8%, respectively.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio, and customary events of default that could result in acceleration of the credit agreement. As of March 31, 2012, we were in compliance with these covenants.

Capital Leases

In the prior year, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During the three months ended March 31, 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and equipment and corresponding capital lease obligation of $7.4 million.

Our future minimum lease payments on all capital lease obligations at March 31, 2011 were $48.2 million. We summarize our existing capital lease obligations in note 5 to the accompanying consolidated financial statements.

Commitments and Other Obligations

We have commitments and other obligations that are contractual in nature and represent a use of cash in the future. Service commitments primarily relate to IP, telecommunications and data center services.  Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our commitments and other obligations as of March 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Revolving credit facility(1)	$575	$—	$575	$—	$—
Term loan(2)	64,180	4,662	59,518	—	—
Capital lease obligations	72,181	5,563	16,196	15,958	34,464
Accrued contingent consideration(3)	5,000	—	5,000	—	—
Operating lease commitments	150,987	21,237	53,604	36,241	39,905
Service and purchase commitments	20,113	6,595	8,377	4,501	640

Total	$313,036	$38,057	$143,270	$56,700	$75,009

(1)
The interest rate on the revolving credit facility will be either (i) the Base Rate (as defined in the agreement) plus 1.75 percentage points or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. As of March 31, 2012, the interest rate was 5.0% and the projected interest included in the debt payments above incorporates this rate.

(2)
The interest rate on the term loan will be either (i) the Base Rate plus 3.50 percentage points or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. As of March 31, 2012, the interest rate was 3.8% and the projected interest included in the debt payments above incorporates this rate.

(3)
Amount to be paid upon receipt of certain Voxel technology deliverables. The liability is shown at present value of $4.6 million on the accompanying consolidated balance sheets. Payment date is expected to be on or before December 30, 2013.

Cash Flows for the Three Months Ended March 31, 2012 and 2011

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $18.5 million. Our net income, after adjustments for non-cash items, generated cash from operations of $10.8 million, while changes in operating assets and liabilities provided cash from operations of $7.7 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

The primary non-cash adjustment for the three months ended March 31, 2012 was $9.1 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $1.4 million for stock-based compensation expense. The changes in operating assets and liabilities included a $5.5 million increase in accounts payable and a $1.3 million increase in accrued and other liabilities.

Days sales outstanding at March 31, 2012 was 24 days, down from 25 days at March 31, 2011. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 was $16.8 million for capital expenditures, which related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities. Net cash used in financing activities for the three months March 31, 2012 was $0.7 million primarily due to principal payments on capital leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

We have invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and we have recognized $2.1 million in equity-method losses, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of March 31, 2012, our long-term debt consisted of $58.8 million borrowed under our term loan and $0.5 million borrowed under our revolving credit facility.  Interest on the term loan was 3.8% based on either (i) the Base Rate (as defined in the agreement) plus 3.50 percentage points, or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 5.0% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.6 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 23, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2012	1,135	$5.95	—	—
February 1 to 29, 2012	19,529	7.76	—	—
March 1 to 31, 2012	75,722	7.43	—	—
Total	96,386	$7.48	—	—

*           These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by George E. Kilguss, III, Senior Vice President and Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

32.2	Section 1350 Certification, executed by George E. Kilguss, III, Senior Vice President and Chief Financial Officer of Internap.

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
(Principal Accounting Officer) Date: April 26, 2012