Form 10-Q
period 2012-06-30
INTERNAP NETWORK SERVICES CORP
filed 2012-07-26
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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

As of July 19, 2012, 53,244,258 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

i

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Data center services	$41,493	$32,481	$81,431	$64,023
Internet protocol (IP) services	27,194	27,929	54,284	55,791
Total revenues	68,687	60,410	135,715	119,814

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	22,649	19,733	43,619	38,263
IP services	9,992	10,836	20,177	21,336
Direct costs of customer support	6,481	5,374	13,209	10,485
Direct costs of amortization of acquired technologies	1,179	875	2,359	1,750
Sales and marketing	8,314	7,731	16,404	15,564
General and administrative	10,676	7,449	20,901	16,577
Depreciation and amortization	8,664	8,768	16,579	16,822
(Gain) loss on disposal of property and equipment, net	(4)	11	(20)	84
Restructuring and impairments	645	1,304	688	1,492
Total operating costs and expenses	68,596	62,081	133,916	122,373
Income (loss) from operations	91	(1,671)	1,799	(2,559)

Non-operating expense:
Interest expense	1,754	875	3,339	1,522
Other, net	254	48	295	87
Total non-operating expense	2,008	923	3,634	1,609

Loss before income taxes and equity in (earnings) of equity-method investment	(1,917)	(2,594)	(1,835)	(4,168)
Provision for income taxes	179	106	215	179
Equity in (earnings) of equity-method investment, net of taxes	(99)	(88)	(160)	(235)

Net loss	(1,997)	(2,612)	(1,890)	(4,112)

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes	(114)	20	(29)	220

Comprehensive loss	$(2,111)	$(2,592)	$(1,919)	$(3,892)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.08)
Weighted average shares outstanding used in computing basic and diluted net loss per share	50,453	50,174	50,497	50,251

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$27,624	$29,772
Accounts receivable, net of allowance for doubtful accounts of $1,947 and $1,668, respectively	21,848	18,539
Prepaid expenses and other assets	12,299	13,270
Total current assets	61,771	61,581

Property and equipment, net	229,096	198,369
Investment in joint venture	3,060	2,936
Intangible assets, net	24,115	26,886
Goodwill	59,605	59,471
Deposits and other assets	5,233	5,371
Deferred tax asset, net	1,957	2,096
Total assets	$384,837	$356,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,359	$21,746
Accrued liabilities	9,915	9,152
Deferred revenues	2,531	2,475
Revolving credit facility	—	100
Capital lease obligations	3,712	2,154
Term loan, less discount of $203 and $206, respectively	2,797	2,794
Accrued contingent consideration	4,889	—
Restructuring liability	2,520	2,709
Other current liabilities	163	151
Total current liabilities	54,886	41,281

Deferred revenues	2,457	2,323
Capital lease obligations	43,932	38,923
Revolving credit facility	14,856	—
Term loan, less discount of $267 and $367, respectively	53,983	55,383
Accrued contingent consideration	—	4,626
Restructuring liability	4,092	4,884
Deferred rent	15,708	16,100
Other long-term liabilities	970	1,020
Total liabilities	190,884	164,540
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,207 and 52,528 shares outstanding, respectively	53	53
Additional paid-in capital	1,239,653	1,235,554
Treasury stock, at cost; 240 and 231 shares, respectively	(1,663)	(1,266)
Accumulated deficit	(1,043,762)	(1,041,872)
Accumulated items of other comprehensive loss	(328)	(299)
Total stockholders’ equity	193,953	192,170
Total liabilities and stockholders’ equity	$384,837	$356,710

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

SIX MONTHS ENDED JUNE 30, 2012:
Balance, December 31, 2011	52,528	$53	$1,235,554	$(1,266)	$(1,041,872)	$(299)	$192,170
Net loss	—	—	—	—	(1,890)	—	(1,890)
Foreign currency translation adjustment	—	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	3,252	—	—	—	3,252
Other stock compensation plans
activity	679	—	847	(397)	—	—	450
Balance, June 30, 2012	53,207	$53	$1,239,653	$(1,663)	$(1,043,762)	$(328)	$193,953

SIX MONTHS ENDED JUNE 30, 2011:
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(4,112)	—	(4,112)
Foreign currency translation adjustment	—	—	—	—	—	220	220
Stock-based compensation	—	—	2,132	—	—	—	2,132
Other stock compensation plans activity	384	1	834	(672)	—	—	163
Balance, June 30, 2011	52,401	$53	$1,232,650	$(1,192)	$(1,044,282)	$(215)	$187,014

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,890)	$(4,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,938	18,572
(Gain) loss on disposal of property and equipment, net	(20)	84
Impairment of capitalized software	258	—
Stock-based compensation expense, net of capitalized amount	3,019	1,900
Non-cash change in accrued contingent consideration	263	—
Equity in (earnings) of equity-method investment	(160)	(235)
Provision for doubtful accounts	626	480
Non-cash changes in deferred rent	(391)	(215)
Non-cash changes in capital lease obligations	547	229
Other, net	214	238
Changes in operating assets and liabilities:
Accounts receivable	(3,935)	(1,301)
Prepaid expenses, deposits and other assets	812	(1,333)
Accounts payable	6,613	(7,129)
Accrued and other liabilities	989	(2,105)
Deferred revenues	189	(551)
Accrued restructuring liability	(980)	172
Net cash flows provided by operating activities	25,092	4,694

Cash Flows From Investing Activities:
Purchases of property and equipment	(39,493)	(23,177)
Net cash flows used in investing activities	(39,493)	(23,177)

Cash Flows From Financing Activities:
Principal payments on term loan	(1,500)	(500)
Proceeds from revolving credit facility	14,756	—
Payments on capital lease obligations	(1,386)	(622)
Proceeds from exercise of stock options	1,353	833
Tax withholdings related to net share settlements of restricted stock awards	(902)	(671)
Other, net	(58)	(66)
Net cash flows provided by (used in) financing activities	12,263	(1,026)
Effect of exchange rates on cash and cash equivalents	(10)	25
Net decrease in cash and cash equivalents	(2,148)	(19,484)
Cash and cash equivalents at beginning of period	29,772	59,582
Cash and cash equivalents at end of period	$27,624	$40,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,140	$1,904
Cash paid for income taxes	125	243
Non-cash acquisition of property and equipment under capital leases	7,406	9,258
Capitalized stock-based compensation	233	232

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

We provide services at 42 data centers across North America, Europe and the Asia-Pacific region and through 83 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

We prepare our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which include all of our accounts and those of our wholly-owned subsidiaries. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2012 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2011 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012 or subsequent years.

2.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation services, which involves providing physical space within our data centers, as well as associated services such as power, interconnection, environmental controls and security. This segment also includes hosting services in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection. Hosting services include our managed hosting offering in which customers receive dedicated hardware environments. Our data center services also include our cloud computing, storage business and related software services. The IP services segment includes our patented Performance IP™ service, Accelerated IP or XIP™, CDN services and flow control platform (“FCP”) products.

The following table shows operating results for our business segments, along with reconciliations from segment profit to income (loss) before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Data center services	$41,493	$32,481	$81,431	$64,023
IP services	27,194	27,929	54,284	55,791
Total revenues	68,687	60,410	135,715	119,814

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	22,649	19,733	43,619	38,263
IP services	9,992	10,836	20,177	21,336
Total direct costs of network, sales and services, exclusive of depreciation and amortization	32,641	30,569	63,796	59,599

Segment profit:
Data center services	18,844	12,748	37,812	25,760
IP services	17,202	17,093	34,107	34,455
Total segment profit	36,046	29,841	71,919	60,215

Restructuring	645	1,304	688	1,492
Other operating expenses, including direct costs of customer support, depreciation and amortization	35,310	30,208	69,432	61,282
Income (loss) from operations	91	(1,671)	1,799	(2,559)
Non-operating expense	2,008	923	3,634	1,609
Loss before income taxes and equity in (earnings) of equity-method investment	$(1,917)	$(2,594)	$(1,835)	$(4,168)

 3.           PROPERTY AND EQUIPMENT

During January 2012, we performed a reassessment of estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the six months ended June 30, 2012, depreciation and amortization expense was $7.0 million less than it would have been under the previous estimated useful lives.

During the three months ended June 30, 2012, we determined that we would not use certain items in the future and recorded an impairment charge of $0.3 million to capitalized software related to products and product support software primarily in the data center services segment.  We include the impairment charge in “Restructuring and impairments” on the accompanying statements of operations and comprehensive loss.

4.           ACCRUED CONTINGENT CONSIDERATION

In conjunction with our acquisition of Voxel Holdings, Inc. (“Voxel”) in December 2011, we recorded a liability for accrued contingent consideration of $5.0 million, at its fair value of $4.6 million, to be paid if we receive certain technology deliverables. At December 31, 2011, the liability was included as a long-term liability, as the expected delivery date was on or before December 30, 2013.

During the three months ended June 30, 2012, the expected delivery date was revised to on or before February 28, 2013.  At June 30, 2012, the fair value of the liability was calculated at $4.9 million, resulting in an adjustment to the liability of $0.3 million, which is included as a non-operating expense in “Other, net” on the accompanying statements of operations and comprehensive loss.

5.           RESTRUCTURING

In prior years, we implemented significant restructuring plans that resulted in substantial charges for our real estate obligations. During the six months ended June 30, 2012, we recorded subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed restructuring plans.

 The following table displays the restructuring activity and balances during the six months ended June 30, 2012 (in thousands):

	December 31, 2011 Restructuring Liability	Subsequent Plan Adjustments	Cash Payments	June 30, 2012 Restructuring Liability
Activity for 2011 restructuring charge:
Real estate obligations	$361	$(67)	$(138)	$156
Activity for 2007 restructuring charge:
Real estate obligations	5,162	261	(769)	4,654
Activity for 2001 restructuring charge:
Real estate obligations	2,070	120	(388)	1,802

Total	$7,593	$314	$(1,295)	$6,612

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2012:
Available for sale securities:
Money market funds(1)	$4,237	$—	$—	$4,237
	$4,237	$—	$—	$4,237

	Level 1	Level 2	Level 3	Total
December 31, 2011:
Available for sale securities:
Money market funds(1)	$9,237	$—	$—	$9,237
	$9,237	$—	$—	$9,237

(1) Included in “Cash and cash equivalents” in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 in addition to $23.4 million and $20.6 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The fair value of our term loan and revolving credit facility, including current maturities, was $70.6 million and $58.6 million at June 30, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

7.           LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss available to common stockholders	$(1,997)	$(2,612)	$(1,890)	$(4,112)
Weighted average shares outstanding, basic and diluted	50,453	50,174	50,497	50,251
Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.04)	$(0.08)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,337	6,447	6,337	6,447

8.          COMMITMENTS, CONTINGENCIES AND LITIGATION

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of June 30, 2012, our capital leases had expiration dates ranging from 2013 to 2023.

During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During March 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and equipment and corresponding capital lease obligation of $7.4 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of June 30, 2012, are as follows (in thousands):

2012	$7,905
2013	8,083
2014	8,270
2015	8,025
2016	6,716
Thereafter	31,591
Remaining capital lease payments	70,590
Less: amounts representing imputed interest	(22,946)
Present value of minimum lease payments	47,644
Less: current portion	(3,712)
$43,932

Other Commitments

Our service and purchase commitments relate primarily related to IP, telecommunications and data center services.  As of June 30, 2012, future minimum payments under these commitments are as follows (in thousands):

2012	$5,610
2013	4,072
2014	2,816
2015	2,266
2016	1,209
Thereafter	429
$16,402

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

During January 2012, we adopted new accounting guidance related to the presentation of comprehensive income. The new guidance requires the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income. Because the guidance impacts presentation only, it had no effect on our financial condition or results of operations.

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

We currently have approximately 3,700 customers in 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service; hosting and IT infrastructure; and telecommunications. For the three months ended June 30, 2012, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

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

IP Services

Our IP services segment includes our patented Performance IP™ service, Accelerated IP or XIP™, CDN services and flow control platform (“FCP”) products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. We sell our IP services through 83 IP service points around the world, which include 25 CDN points of presence (“POPs”). Our SLAs guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity, which typically only guarantee performance on their own network.

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

Recent Accounting Pronouncements

We summarize recent accounting pronouncements in note 9 to the accompanying consolidated financial statements.  The adoption of recent accounting pronouncements had no impact on our financial condition or results of operations.

Critical Accounting Policies and Estimates

Property and Equipment

During January 2012, we performed a reassessment of estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the six months ended June 30, 2012, depreciation and amortization expense, on assets held at December 31, 2011, was $7.0 million less than it would have been under the previous estimated useful lives.

We expect less depreciation expense in the future as a result of this change in accounting estimate. Accordingly, it is possible that we will recognize deferred tax assets in the future upon evidence of continued profitability. We do not expect to recognize the deferred tax assets in the next 12 months.

For additional information regarding all of our property and equipment accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011.

 Results of Operations

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) from June 30, 2011 to June 30, 2012
	2012	2011	Amount	Percent
Revenues:
Data center services	$41,493	$32,481	$9,012	28%
IP services	27,194	27,929	(735)	(3)
Total revenues	68,687	60,410	8,277	14

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	22,649	19,733	2,916	15
IP services	9,992	10,836	(844)	(8)
Direct costs of customer support	6,481	5,374	1,107	21
Direct costs of amortization of acquired technologies	1,179	875	304	35
Sales and marketing	8,314	7,731	583	8
General and administrative	10,676	7,449	3,227	43
Depreciation and amortization	8,664	8,768	(104)	(1)
(Gain) loss on disposal of property and equipment, net	(4)	11	(15)	(136)
Restructuring	645	1,304	(659)	(51)
Total operating costs and expenses	68,596	62,081	6,515	10
Income (loss) from operations	$91	$(1,671)	$1,762	105

Interest expense	$1,754	$875	$879	100

Three Months Ended June 30, 2012 and 2011

Data Center Services

Revenues for data center services increased $9.0 million, or 28%, to $41.5 million for the three months ended June 30, 2012, compared to $32.5 million for the same period in 2011. The increase in revenue was primarily due to revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, were $22.6 million for the three months ended June 30, 2012, compared to $19.7 million for the same period in 2011. The increase in direct costs was primarily due to the increase in our hosting services revenue and costs related to the expansion of our Atlanta data center.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 55% during the three months ended June 30, 2012, compared to 61% during the same period in 2011.

IP Services

Revenues for IP services decreased $0.7 million, or 3%, to $27.2 million for the three months ended June 30, 2012, compared to $27.9 million for the same period in 2011. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 38.4% for the three months ended June 30, 2012, compared to the same period in 2011, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.8 million, or 8%, to $10.0 million for the three months ended June 30, 2012, compared to $10.8 million for the same period in 2011. This decrease was primarily due to the decrease in revenue.

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

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $17.3 million and $13.7 million for the three months ended June 30, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $2.9 million to $15.7 million during the three months ended June 30, 2012 from $12.7 million during the same period in 2011. The increase was primarily due to a $1.7 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $0.4 million increase in bonus compensation, a $0.4 million increase in severance and a $0.5 million increase in insurance.

Stock-based compensation, net of amount capitalized, increased to $1.6 million during the three months ended June 30, 2012 from $1.0 million during the same period in 2011. The increase was primarily due to stock-based compensation awarded in connection with the Voxel acquisition and forfeitures upon terminations of employment in the three months ended June 30, 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the three months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Direct costs of customer support	$205	$179
Sales and marketing	243	262
General and administrative	1,167	548
	$1,615	$989

Direct Costs of Customer Support. Direct costs of customer support increased 21% to $6.5 million during the three months ended June 30, 2012 from $5.4 million during the same period in 2011. The increase was primarily due to a $1.1 million increase in cash-based compensation and payroll taxes.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 35% to $1.2 million during the three months ended June 30, 2012 from $0.9 million during the same period in 2011. The increase was primarily due to the amortization on the intangible assets acquired in the Voxel acquisition.

Sales and Marketing. Sales and marketing costs increased 8% to $8.3 million during the three months ended June 30, 2012 from $7.7 million during the same period in 2011. The increase was primarily due to a $0.3 million increase in cash-based compensation and payroll taxes.

General and Administrative. General and administrative costs increased 43% to $10.7 million during the three months ended June 30, 2012 from $7.4 million during the same period in 2011. The increase was primarily due to a $0.3 million increase in cash-based compensation and payroll taxes, a $0.4 million increase in bonus compensation, a $0.6 million increase in stock-based compensation, a $0.5 million increase in taxes and licenses and a $0.6 million increase in outside professional fees primarily for recruiting and labor.

Depreciation and Amortization. Depreciation and amortization decreased 1% to $8.7 million during the three months ended June 30, 2012, compared to $8.8 million during the same period in 2011. The decrease was primarily due to our change in estimated useful lives of $3.5 million on assets held at December 31, 2011, partially offset by the effects of our expansion of company-controlled data centers, private network access points (“P-NAP”) infrastructure and capitalized software.

Restructuring and Impairments.  For the three months ended June 30, 2012, restructuring and impairments included $0.3 million for adjustments to previously implemented restructuring plans and $0.3 million for impairment on capitalized software.

Interest Expense. Interest expense increased to $1.8 million during the three months ended June 30, 2012, compared to $0.9 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to expansion of our company-controlled data centers and the increase in our term loan and revolving credit facility.

Six Months Ended June 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease) from June 30, 2011 to June 30, 2012
	2012	2011	Amount	Percent
Revenues:
Data center services	$81,431	$64,023	$17,408	27%
IP services	54,284	55,791	(1,507)	(3)
Total revenues	135,715	119,814	15,901	13

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	43,619	38,263	5,356	14
IP services	20,177	21,336	(1,159)	(5)
Direct costs of customer support	13,209	10,485	2,724	26
Direct costs of amortization of acquired technologies	2,359	1,750	609	35
Sales and marketing	16,404	15,564	840	5
General and administrative	20,901	16,577	4,324	26
Depreciation and amortization	16,579	16,822	(243)	(1)
(Gain) loss on disposal of property and equipment, net	(20)	84	(104)	(124)
Restructuring	688	1,492	(804)	(54)
Total operating costs and expenses	133,916	122,373	11,543	9
Income (loss) from operations	$1,799	$(2,559)	$4,358	(170)

Interest expense	$3,339	$1,522	$1,817	119

Data Center Services

Revenues for data center services increased $17.4 million, or 27%, to $81.4 million for the six months ended June 30, 2012, compared to $64.0 million for the same period in 2011. The increase in revenue was primarily due to revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, were $43.6 million for the six months ended June 30, 2012, compared to $38.3 million for the same period in 2011. The increase in direct costs was primarily due to the increase in our hosting services revenue and costs related to the expansion of our Atlanta data center, partially offset by a $0.5 million nonrecurring settlement of past charges with a data center vendor.

Direct costs of data center services as a percentage of corresponding revenues was 54% during the six months ended June 30, 2012, compared to 60% during the same period in 2011.

IP Services

Revenues for IP services decreased $1.5 million, or 3%, to $54.3 million for the six months ended June 30, 2012, compared to $55.8 million for the same period in 2011. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 32.2% for the six months ended June 30, 2012, compared to the same period in 2011, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $1.2 million, or 5%, to $20.2 million for the six months ended June 30, 2012, compared to $21.3 million for the same period in 2011. This decrease was primarily due to the decrease in revenue.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $34.0 million and $28.5 million for the six months ended June 30, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $4.6 million to $31.2 million during the six months ended June 30, 2012 from $26.6 million during the same period in 2011. The increase was primarily due to a $3.5 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $0.4 million increase attributable to credits we recorded in 2011 related to prior years’ Georgia Headquarters Tax Credit, a $0.7 million increase in insurance and a $0.5 million increase in bonus compensation, partially offset by a $0.3 million decrease in severance and a $0.3 million increase in capitalized payroll costs related to software development.

Stock-based compensation, net of amount capitalized, increased to $3.0 million during the six months ended June 30, 2012 from $1.9 million during the same period in 2011. The increase was primarily due to stock-based compensation awarded in connection with the Voxel acquisition in the six months ended June 30, 2012 and forfeitures upon terminations of employment in the six months ended June 30, 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Direct costs of customer support	$455	$358
Sales and marketing	424	490
General and administrative	2,140	1,052
	$3,019	$1,900

Direct Costs of Customer Support. Direct costs of customer support increased 26% to $13.2 million during the six months ended June 30, 2012 from $10.5 million during the same period in 2011. The increase was primarily due to a $2.3 million increase in cash-based compensation and payroll costs.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 35% to $2.4 million during the six months ended June 30, 2012 from $1.8 million during the same period in 2011. The increase was primarily due to the amortization on the intangible assets acquired in the Voxel acquisition.

Sales and Marketing. Sales and marketing costs increased 5% to $16.4 million during the six months ended June 30, 2012 from $15.6 million during the same period in 2011. The increase was primarily due to a $0.4 million increase in cash-based compensation and payroll taxes.

General and Administrative. General and administrative costs increased 26% to $20.9 million during the six months ended June 30, 2012 from $16.6 million during the same period in 2011. The increase was primarily due to a $0.7 million increase in cash-based compensation costs and payroll taxes, a $0.5 million increase in bonus compensation, a $0.3 million increase in employee benefits, a $0.9 million increase in taxes and licenses, a $1.1 million increase in stock-based compensation and a $0.6 million increase in outside professional fees primarily for recruiting and labor, partially offset by a $0.5 million decrease in severance.

Depreciation and Amortization. Depreciation and amortization decreased 1% to $16.6 million during the six months ended June 30, 2012, compared to $16.8 million during the same period in 2011. The decrease was primarily due to our change in estimated useful lives of $7.0 million on assets held at December 31, 2011, partially offset by the effects of our expansion of company-controlled data centers, P-NAP infrastructure and capitalized software.

Restructuring and Impairments.  For the six months ended June 30, 2012, restructuring and impairments included $0.4 million for adjustments to previously implemented restructuring plans and $0.3 million for impairment on capitalized software.

Interest Expense. Interest expense increased to $3.3 million during the six months ended June 30, 2012, compared to $1.5 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to expansion of our company-controlled data centers and the increase in our term loan and revolving credit facility.

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

We have experienced significant impairments and operational restructurings in recent years and we have a history of quarterly and annual period net losses. During the six months ended June 30, 2012, we had a net loss of $1.9 million. As of June 30, 2012, our accumulated deficit was $1.0 billion. We do not expect to incur impairment charges on a regular basis, but we cannot guarantee that we will not incur other similar charges in the future or that we will be profitable in the future. Also, we continue to see signs of cautious behavior from our customers given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Credit Agreement

We have a $119.0 million credit agreement (the “Credit Agreement”) that expires in November 2014. The Credit Agreement provides for a revolving credit facility up to $60.0 million and a term loan of $59.0 million.

As of June 30, 2012, the revolving credit facility had an outstanding balance of $14.9 million and we issued $12.2 million letters of credit, resulting in $32.9 million in borrowing capacity. The term loan had an outstanding principal amount of $57.3 million, which is to be repaid in $750,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on November 2, 2014. As of June 30, 2012, the interest rates on the revolving credit facility and term loan were 5.0% and 3.7%, respectively.

The Credit Agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio, and customary events of default that could result in acceleration of the Credit Agreement. As of June 30, 2012, we were in compliance with these covenants.

Capital Leases

During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During March 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and equipment and corresponding capital lease obligation of $7.4 million.

Our future minimum lease payments on all capital lease obligations at June 30, 2012 were $47.6 million. We summarize our existing capital lease obligations in note 8 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of June 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Revolving credit facility(1)	$16,777	$760	$16,017	$—	$—
Term loan(2)	61,994	5,106	56,888	—	—
Capital lease obligations	70,590	7,905	16,353	14,741	31,591
Accrued contingent consideration(3)	5,000	5,000	—	—	—
Operating lease commitments	143,908	28,089	48,817	31,088	35,914
Service and purchase commitments	16,402	5,610	6,888	3,475	429

Total	$314,671	$52,470	$144,963	$49,304	$67,934

(1)
The interest rate on the revolving credit facility will be either (i) the Base Rate (as defined in the agreement) plus 1.75 percentage points or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. As of June 30, 2012, the interest rate was 5.0% and the projected interest included in the debt payments above incorporates this rate.

(2)
The interest rate on the term loan will be either (i) the Base Rate plus 3.50 percentage points or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. As of June 30, 2012, the interest rate was 3.7% and the projected interest included in the debt payments above incorporates this rate.

(3)
Amount to be paid upon receipt of certain Voxel technology deliverables. The liability is shown at present value of $4.9 million on the accompanying consolidated balance sheets. Payment date is expected to be on or before February 28, 2013.

Cash Flows for the Six Months Ended June 30, 2012 and 2011

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $25.1 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $21.4 million, while changes in operating assets and liabilities provided cash from operations of $3.7 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

The primary non-cash adjustment for the six months ended June 30, 2012 was $18.9 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $3.0 million for stock-based compensation expense. The changes in operating assets and liabilities included a $3.9 million increase in accounts receivable and a $6.6 million increase in accounts payable.

Days sales outstanding at June 30, 2012 was 29 days, up from 27 days at June 30, 2011. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was $39.5 million for capital expenditures, which related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities. Net cash provided by financing activities for the six months June 30, 2012 was $12.3 million primarily due to proceeds from the revolving credit facility, offset by principal payments on the term loan and capital leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2012, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and we have recognized $2.0 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Currently, our strategy for managing interest rate risk does not include the use of derivative securities. As of June 30, 2012, our long-term debt consisted of $57.3 million borrowed under our term loan and $14.9 million borrowed under our revolving credit facility. Interest on the term loan was 3.7% based on either (i) the Base Rate (as defined in the agreement) plus 3.50 percentage points, or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 5.0% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.7 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2012	16,330	$7.17	—	—
May 1 to 31, 2012	3,859	7.34	—	—
June 1 to 30, 2012	5,351	6.60	—	—
Total	25,540	$7.08	—	—

*           These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John D. Maggard, Interim Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

32.2	Section 1350 Certification, executed by John D. Maggard, Interim Chief Financial Officer of Internap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ John D. Maggard
John D. Maggard
Interim Chief Financial Officer
(Principal Accounting Officer) Date: July 26, 2012