Form 10-Q
period 2012-09-30
INTERNAP NETWORK SERVICES CORP
filed 2012-10-25
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

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

As of October 18, 2012, 53,455,807 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

 INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012
TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	1

	Unaudited Condensed Consolidated Balance Sheets	2

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity	3

	Unaudited Condensed Consolidated Statements of Cash Flows	4

	Unaudited Condensed Notes to Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	19

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 6.	EXHIBITS	20

	SIGNATURES

i

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Data center services	$42,139	$34,114	$123,570	$98,137
Internet protocol (IP) services	25,990	27,900	80,274	83,691
Total revenues	68,129	62,014	203,844	181,828

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	23,539	20,480	67,158	58,743
IP services	10,034	10,307	30,210	31,643
Direct costs of customer support	6,898	5,407	20,108	15,892
Direct costs of amortization of acquired technologies	1,179	875	3,538	2,625
Sales and marketing	7,569	7,314	23,973	22,878
General and administrative	8,985	8,333	29,886	24,911
Depreciation and amortization	9,885	9,647	26,463	26,468
(Gain) loss on disposal of property and equipment, net	—	(47)	(19)	37
Restructuring and impairments	124	123	812	1,615
Total operating costs and expenses	68,213	62,439	202,129	184,812
(Loss) income from operations	(84)	(425)	1,715	(2,984)

Non-operating expenses:
Interest expense	1,996	1,166	5,335	2,688
Other, net	118	20	413	107
Total non-operating expenses	2,114	1,186	5,748	2,795

Loss before income taxes and equity in (earnings) of equity-method investment	(2,198)	(1,611)	(4,033)	(5,779)
Provision for income taxes	289	275	503	454
Equity in (earnings) of equity-method investment, net of taxes	(37)	(98)	(197)	(333)

Net loss	(2,450)	(1,788)	(4,339)	(5,900)

Other comprehensive income:
Foreign currency translation adjustment, net of taxes	221	12	192	232

Comprehensive loss	$(2,229)	$(1,776)	$(4,147)	$(5,668)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.09)	$(0.12)
Weighted average shares outstanding used in computing basic and diluted net loss per share	50,572	50,217	50,656	50,360

The accompanying notes are an integral part of these consolidated financial statements.

 INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$26,375	$29,772
Accounts receivable, net of allowance for doubtful accounts of $1,963 and $1,668, respectively	21,002	18,539
Prepaid expenses and other assets	13,204	13,270
Total current assets	60,581	61,581

Property and equipment, net	247,305	198,369
Investment in joint venture	3,137	2,936
Intangible assets, net	22,728	26,886
Goodwill	59,605	59,471
Deposits and other assets	5,653	5,371
Deferred tax asset, net	1,821	2,096
Total assets	$400,830	$356,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,285	$21,746
Accrued liabilities	9,907	9,152
Deferred revenues	2,801	2,475
Revolving credit facility	—	100
Capital lease obligations	4,294	2,154
Term loan, less discount of $240 and $206, respectively	3,461	2,794
Restructuring liability	2,567	2,709
Accrued contingent consideration	4,945	—
Other current liabilities	166	151
Total current liabilities	54,426	41,281

Deferred revenues	2,662	2,323
Capital lease obligations	45,193	38,923
Revolving credit facility	22,329	—
Term loan, less discount of $446 and $367, respectively	62,353	55,383
Accrued contingent consideration	—	4,626
Restructuring liability	3,540	4,884
Deferred rent	15,372	16,100
Other long-term liabilities	933	1,020
Total liabilities	206,808	164,540
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,436 and 52,528 shares outstanding, respectively	54	53
Additional paid-in capital	1,242,003	1,235,554
Treasury stock, at cost; 248 and 231 shares, respectively	(1,717)	(1,266)
Accumulated deficit	(1,046,211)	(1,041,872)
Accumulated items of other comprehensive loss	(107)	(299)
Total stockholders’ equity	194,022	192,170
Total liabilities and stockholders’ equity	$400,830	$356,710

The accompanying notes are an integral part of these consolidated financial statements.

 INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

NINE MONTHS ENDED SEPTEMBER 30, 2012:
Balance, December 31, 2011	52,528	$53	$1,235,554	$(1,266)	$(1,041,872)	$(299)	$192,170
Net loss	—	—	—	—	(4,339)	—	(4,339)
Foreign currency translation	—	—	—	—	—	192	192
Stock-based compensation	—	—	4,710	—	—	—	4,710
Other activity of stock compensation plans	908	1	1,739	(451)	—	—	1,289
Balance, September 30, 2012	53,436	$54	$1,242,003	$(1,717)	$(1,046,211)	$(107)	$194,022

NINE MONTHS ENDED SEPTEMBER 30, 2011:
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(5,900)	—	(5,900)
Foreign currency translation	—	—	—	—	—	232	232
Stock-based compensation	—	—	3,373	—	—	—	3,373
Other activity of stock compensation plans	466	1	1,062	(692)	—	—	371
Balance, September 30, 2011	52,483	$53	$1,234,119	$(1,212)	$(1,046,070)	$(203)	$186,687

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(4,339)	$(5,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,001	29,093
Loss on disposal of property and equipment, net	—	37
Impairment of capitalized software	258	—
Stock-based compensation expense, net of capitalized amount	4,382	2,990
Equity in (earnings) of equity-method investment	(197)	(333)
Provision for doubtful accounts	833	793
Non-cash changes in capital lease obligations	669	624
Non-cash change in accrued contingent consideration	319	—
Non-cash changes in deferred rent	(727)	(345)
Deferred income taxes	292	334
Other, net	440	224
Changes in operating assets and liabilities:
Accounts receivable	(3,296)	(2,103)
Prepaid expenses, deposits and other assets	(297)	(1,338)
Accounts payable	4,540	5,206
Accrued and other liabilities	826	(1,106)
Deferred revenues	664	(775)
Restructuring liability	(1,486)	(364)
Net cash flows provided by operating activities	32,882	27,037

Cash Flows From Investing Activities:
Purchases of property and equipment	(64,614)	(50,909)
Net cash flows used in investing activities	(64,614)	(50,909)

Cash Flows From Financing Activities:
Principal payments on term loan	(2,375)	(750)
Proceeds from term loan	10,000	—
Proceeds from revolving credit facility	22,229	—
Payment of debt issuance costs	(543)	—
Payments on capital lease obligations	(2,296)	(903)
Proceeds from exercise of stock options	2,245	1,062
Tax withholdings related to net share settlements of restricted stock awards	(956)	(691)
Other, net	(90)	(100)
Net cash flows provided by (used in) financing activities	28,214	(1,382)
Effect of exchange rates on cash and cash equivalents	121	(39)
Net decrease in cash and cash equivalents	(3,397)	(25,293)
Cash and cash equivalents at beginning of period	29,772	59,582
Cash and cash equivalents at end of period	$26,375	$34,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,342	$2,550
Cash paid for income taxes	177	253
Non-cash acquisition of property and equipment under capital leases	10,079	17,210
Capitalized stock-based compensation	329	384

The accompanying notes are an integral part of these consolidated financial statements.

 INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“we,” “us,” “our” or “Internap”) provides intelligent information technology (“IT”) Infrastructure services that combine superior performance and platform flexibility to enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. We provide services at 43 data centers across North America, Europe and the Asia-Pacific region and through 83 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances in the accompanying financial statements.

We have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2012 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. The balance sheet at December 31, 2011 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates.

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods.

2.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation services, which involves providing physical space within our data centers, as well as associated services such as power, interconnection, environmental controls and security. This segment also includes hosting and cloud services, in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection.  The IP services segment includes our patented Performance IP™ service, CDN services and flow control platform (“FCP”) products.

The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Data center services	$42,139	$34,114	$123,570	$98,137
IP services	25,990	27,900	80,274	83,691
Total revenues	68,129	62,014	203,844	181,828

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	23,539	20,480	67,158	58,743
IP services	10,034	10,307	30,210	31,643
Total direct costs of network, sales and services, exclusive of depreciation and amortization	33,573	30,787	97,368	90,386

Segment profit:
Data center services	18,600	13,634	56,412	39,394
IP services	15,956	17,593	50,064	52,048
Total segment profit	34,556	31,227	106,476	91,442

Restructuring	124	123	812	1,615
Other operating expenses, including direct costs of customer support, depreciation and amortization	34,516	31,529	103,949	92,811
(Loss) income from operations	(84)	(425)	1,715	(2,984)
Non-operating expense	2,114	1,186	5,748	2,795
Loss before income taxes and equity in (earnings) of equity-method investment	$(2,198)	$(1,611)	$(4,033)	$(5,779)

 3.           PROPERTY AND EQUIPMENT

During January 2012, we reassessed the estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the nine months ended September 30, 2012, depreciation and amortization expense was $10.5 million less than it would have been under the previous estimated useful lives.

During the three months ended June 30, 2012, we determined that we would not use certain items and recorded an impairment charge of $0.3 million to capitalized software related to products and product support software primarily in our data center services segment. We include the impairment charge in “Restructuring and impairments” on the accompanying statements of operations and comprehensive loss for the nine months ended September 30, 2012.

4.           GOODWILL AND OTHER INTANGIBLE ASSETS

For purposes of valuing our goodwill and other intangible assets, we have the following three reporting units: IP products, IP services and data center services, all of which have goodwill. We performed our annual impairment review as of August 1, 2012 and concluded that goodwill attributed to each of our reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value, including goodwill. None of our reporting units were at risk of failing step one.

To determine the fair value of our reporting units, we utilize the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests and weight both results equally because we believe both, in conjunction with each other, provide a reasonable estimate of the fair value of the reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

In addition to our annual test, we also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist on our intangible and long-lived assets. We concluded that no impairment indicators existed to cause us to re-assess our intangible and long-lived assets during the three months ended September 30, 2012.

5.           ACCRUED CONTINGENT CONSIDERATION

In conjunction with our acquisition of Voxel Holdings, Inc. (“Voxel”) in December 2011, we recorded a liability for accrued contingent consideration of $5.0 million, at its fair value of $4.6 million, to be paid if we receive certain technology deliverables. At December 31, 2011, the liability was included as a long-term liability, as the expected delivery date was on or before December 30, 2013.  During June 2012, we revised the expected payment date to occur in early 2013.

At September 30, 2012, the fair value of the liability was $4.9 million, resulting in an adjustment to the liability of $0.3 million for the nine months ended September 30, 2012, which we include as a non-operating expense in “Other, net” on the accompanying statements of operations and comprehensive loss.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2012:
Available for sale securities:
Money market funds	$—	$—	$—	$—
	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2011:
Available for sale securities:
Money market funds(1)	$9,237	$—	$—	$9,237
	$9,237	$—	$—	$9,237

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2011 in addition to $20.6 million of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The fair value of our term loan and revolving credit facility, estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Term loan	$66,155	$66,500	$58,571	$58,750
Revolving credit facility	22,204	22,329	100	100

7.           LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss available to common stockholders	$(2,450)	$(1,788)	$(4,339)	$(5,900)
Weighted average shares outstanding, basic and diluted	50,572	50,217	50,656	50,360
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.12)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,038	6,160	6,038	6,168

8.          COMMITMENTS, CONTINGENCIES AND LITIGATION

Credit Agreement

In August 2012, we amended our credit agreement (the “Amendment”), which increased the revolving credit facility by $10.0 million, for a total revolving credit facility of $70.0 million, and increased the term loan by $10.0 million, for a total term loan of $67.3 million.  In addition, the quarterly payment amount on the term loan was increased from $750,000 to $875,000, the due date for the revolving credit facility and the term loan was extended to August 2015 and the minimum liquidity covenant was reduced from $30.0 million to $20.0 million.

We recorded a debt discount of $0.3 million related to costs incurred for the amended term loan. In addition, since the recording of the Amendment was a modification of the credit agreement, we will continue to amortize the previously recorded debt discount over the new term.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of September 30, 2012, our capital leases had expiration dates ranging from 2013 to 2023.

During the nine months ended September 30, 2012, we entered into a capital lease for network equipment for $2.7 million.  During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During March 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $7.4 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of September 30, 2012, are as follows (in thousands):

2012	$2,068
2013	8,723
2014	8,933
2015	9,366
2016	8,357
Thereafter	34,465
Remaining capital lease payments	71,912
Less: amounts representing imputed interest	(22,425)
Present value of minimum lease payments	49,487
Less: current portion	(4,294)
$45,193

Other Commitments

Our service and purchase commitments relate primarily related to IP, telecommunications and data center services.  As of September 30, 2012, future minimum payments under these commitments were as follows (in thousands):

2012	$6,060
2013	4,130
2014	3,010
2015	2,381
2016	951
Thereafter	429
$16,961

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

9.          RECENT ACCOUNTING PRONOUNCEMENTS

During July 2012, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect adoption to have an impact on our financial condition or results of operations.

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

During January 2012, we adopted new accounting guidance related to the presentation of comprehensive income, which requires the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance also requires the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the guidance related to the presentation of reclassification adjustments was indefinitely deferred. Because the guidance impacts presentation only, it had no effect on our financial condition or results of operations.

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

10.          SUBSEQUENT EVENTS

In October 2012, we entered into a lease for new company-controlled data center space to expand our existing services in the metro New York market. This long term lease will increase our company controlled data center footprint by approximately 55,000 net sellable square feet over time. We will take possession of the space in 2013 when it is available according to the lease and will record the related property and equipment and corresponding capital lease obligations at that time.

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

Overview

We provide intelligent information technology (“IT”) Infrastructure services that combine superior performance and platform flexibility to enable our customers to focus on their core business, improve service levels and lower the cost of IT operations.

We currently have approximately 3,700 customers in 28 metropolitan markets, serving a variety of industries, such as entertainment and media, including gaming; financial services; business services; software, including software-as-a-service; hosting and IT infrastructure; and telecommunications. For the three months ended September 30, 2012, revenues generated and long-lived assets located outside the United States (“U.S.”) were each less than 10% of our total revenues and assets.

Operating Segments

Data Center Services

Our data center services segment includes colocation services, which involves providing physical space within data centers and associated services such as power, interconnection, environmental controls and security. Colocation allows our customers to deploy and manage their servers, storage and other equipment in our secure data centers. The segment also includes hosting and cloud services, in which customers own and manage their software applications and content, while we provide and maintain the hardware, operating system, data center infrastructure and interconnection.

Our data center services offer a broad spectrum of products which provide customers flexibility and the ability to bundle these services with our high performance IP services, along with hosting customers’ infrastructure, data and applications. Our data center services provide a single source for network infrastructure, IP connectivity and security, all of which are designed to maximize solution performance while providing a more stable, dependable infrastructure, and are backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

We sell our colocation and/or hosting services at 43 data centers across North America, Europe and the Asia-Pacific region. We refer to 11 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have negotiated long term leases for the facilities. We refer to the remaining 32 data centers as “partner” sites. In these locations, we typically do not control operations and infrastructure and terms are shorter than those in company-controlled data centers. Our facilities feature our enhanced IP connectivity, are designed and operated to be fully-secure and provide best-in-class power and environmental reliability.

We believe the demand for data center services continues to outpace industry-wide supply. To address this demand, we continue to incur capital expenditures to build and expand company-controlled data centers. During the three months ended September 30, 2012, we opened a new company-controlled data center in Los Angeles, California and expanded our company-controlled data center in Atlanta, Georgia. In addition, in October 2012, we entered into a lease for new company-controlled data center space to expand our existing services in the metro New York market. This long term lease will increase our company-controlled data center footprint by approximately 55,000 net sellable feet over time.  We will take possession of the space in 2013 when it is available according to the lease.  All of these expansions will increase our company controlled data center footprint by approximately 141,000 net sellable square feet over time.

We include Voxel Holdings, Inc. (“Voxel”) operations in our data center services segment. We acquired Voxel, a global provider of scalable hosting and cloud services, on December 30, 2011.

IP Services

Our IP services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and flow control platform (“FCP”) products. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. We sell our IP services through 83 IP service points around the world, which include 25 CDN points of presence (“POPs”). Our SLAs guarantee performance across multiple networks covering a broader segment of the Internet in the United States, excluding local connections, than providers of conventional Internet connectivity, which typically only guarantee performance on their own network.

Our patented and patent-pending network route optimization technologies address the inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models, in a scalable, reliable and predictable manner. Our services and products take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost. Our fees for IP services are based on a fixed fee, usage or a combination of both.

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

Critical Accounting Policies and Estimates

Property and Equipment

During January 2012, we reassessed the estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. We summarize the reassessment in note 3 to the accompanying financial statements.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) from September 30, 2011 to September 30, 2012
	2012	2011	Amount	Percent
Revenues:
Data center services	$42,139	$34,114	$8,025	24%
IP services	25,990	27,900	(1,910)	(7)
Total revenues	68,129	62,014	6,115	10

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	23,539	20,480	3,059	15
IP services	10,034	10,307	(273)	(3)
Direct costs of customer support	6,898	5,407	1,491	28
Direct costs of amortization of acquired technologies	1,179	875	304	35
Sales and marketing	7,569	7,314	255	3
General and administrative	8,985	8,333	652	8
Depreciation and amortization	9,885	9,647	238	2
Gain on disposal of property and equipment, net	—	(47)	47	—
Restructuring	124	123	1	—
Total operating costs and expenses	68,213	62,439	5,774	9
Loss from operations	$(84)	$(425)	$(341)	(80)%

Interest expense	$1,996	$1,166	$830	71%

 Data Center Services

Revenues for data center services increased $8.0 million, or 24%, to $42.1 million for the three months ended September 30, 2012, compared to $34.1 million for the same period in 2011. The increase in revenue was primarily due to revenue growth in company-controlled colocation and hosting services, which includes revenue attributable to Voxel.

Direct costs of data center services, exclusive of depreciation and amortization, were $23.5 million for the three months ended September 30, 2012, compared to $20.5 million for the same period in 2011. The increase in direct costs was primarily due to revenue growth in hosting services and increased costs related to the opening of our Los Angeles, California and the expansion of our Atlanta, Georgia data centers.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 56% during the three months ended September 30, 2012, compared to 60% during the same period in 2011.

IP Services

Revenues for IP services decreased $1.9 million, or 7%, to $26.0 million for the three months ended September 30, 2012, compared to $27.9 million for the same period in 2011. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 48.9% for the three months ended September 30, 2012, compared to the same period in 2011, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.3 million, or 3%, to $10.0 million for the three months ended September 30, 2012, compared to $10.3 million for the same period in 2011. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. We also continue to experience increasing traffic volume, resulting from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $16.8 million and $14.7 million for the three months ended September 30, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $1.9 million to $15.5 million during the three months ended September 30, 2012 from $13.6 million during the same period in 2011. The increase was primarily due to a $1.4 million increase related to a higher employee headcount and increased salary levels and a $0.3 million increase in accrued bonus compensation.

Stock-based compensation, net of amount capitalized, increased to $1.4 million during the three months ended September 30, 2012 from $1.1 million during the same period in 2011. The increase in the three months ended September 30, 2012 was primarily due to stock-based compensation awarded in connection with the Voxel acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the three months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Direct costs of customer support	$234	$178
Sales and marketing	241	228
General and administrative	888	684
	$1,363	$1,090

Direct Costs of Customer Support. Direct costs of customer support increased 28% to $6.9 million during the three months ended September 30, 2012 from $5.4 million during the same period in 2011. The increase was primarily due to a $1.2 million increase in cash-based compensation and payroll taxes.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 35% to $1.2 million during the three months ended September 30, 2012 from $0.9 million during the same period in 2011. The increase was primarily due to the amortization of intangible assets acquired from Voxel.

Sales and Marketing. Sales and marketing costs increased 3% to $7.6 million during the three months ended September 30, 2012 from $7.3 million during the same period in 2011. The increase was primarily due to a $0.3 million increase in cash-based compensation and payroll taxes.

General and Administrative. General and administrative costs increased 8% to $9.0 million during the three months ended September 30, 2012 from $8.3 million during the same period in 2011. The increase was primarily due to a $0.3 million increase in accrued bonus compensation.

Depreciation and Amortization. Depreciation and amortization increased 2% to $9.9 million for the three months ended September 30, 2012, compared to $9.6 million during the same period in 2011. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access points (“P-NAP”) infrastructure and capitalized software, partially offset by our change in estimated useful lives resulting in $3.5 million less expense than it would have been under the previous estimated useful lives on assets held at December 31, 2011.

Interest Expense. Interest expense increased to $2.0 million during the three months ended September 30, 2012, compared to $1.2 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Nine Months Ended September 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease) from September 30, 2011 to September 30, 2012
	2012	2011	Amount	Percent
Revenues:
Data center services	$123,570	$98,137	$25,433	26%
IP services	80,274	83,691	(3,417)	(4)
Total revenues	203,844	181,828	22,016	12

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	67,158	58,743	8,415	14
IP services	30,210	31,643	(1,433)	(5)
Direct costs of customer support	20,108	15,892	4,216	27
Direct costs of amortization of acquired technologies	3,538	2,625	913	35
Sales and marketing	23,973	22,878	1,095	5
General and administrative	29,886	24,911	4,975	20
Depreciation and amortization	26,463	26,468	(5)	—
(Gain) loss on disposal of property and equipment, net	(19)	37	(56)	(151)
Restructuring	812	1,615	(803)	(50)
Total operating costs and expenses	202,129	184,812	17,317	9
Income (loss) from operations	$1,715	$(2,984)	$4,699	157%

Interest expense	$5,335	$2,688	$2,647	98%

Data Center Services

Revenues for data center services increased $25.4 million, or 26%, to $123.6 million for the nine months ended September 30, 2012, compared to $98.1 million for the same period in 2011. The increase in revenue was primarily due to revenue growth in company-controlled colocation and hosting services, which includes revenue attributable to Voxel.

Direct costs of data center services, exclusive of depreciation and amortization, were $67.2 million for the nine months ended September 30, 2012, compared to $58.7 million for the same period in 2011. The increase in direct costs was primarily due to the revenue growth in hosting services and increased costs related to the opening of our Los Angeles, California and the expansion of our Atlanta, Georgia data centers, partially offset by a $0.5 million nonrecurring settlement of past charges with a data center vendor.

Direct costs of data center services as a percentage of corresponding revenues was 54% during the nine months ended September 30, 2012, compared to 60% during the same period in 2011.

IP Services

Revenues for IP services decreased $3.4 million, or 4%, to $80.3 million for the nine months ended September 30, 2012, compared to $83.7 million for the same period in 2011. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 37.7% for the nine months ended September 30, 2012, compared to the same period in 2011, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $1.4 million, or 5%, to $30.2 million for the nine months ended September 30, 2012, compared to $31.6 million for the same period in 2011. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $51.0 million and $43.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $6.4 million to $46.6 million during the nine months ended September 30, 2012 from $40.2 million during the same period in 2011. The increase was primarily due to a $4.9 million increase related to a higher employee headcount and increased salary levels, a $0.4 million increase attributable to credits we recorded in 2011 related to prior years’ Georgia Headquarters Tax Credit, a $0.9 million increase in insurance benefit costs and a $0.8 million increase in accrued bonus compensation, partially offset by a $0.5 million decrease in severance.

Stock-based compensation, net of amount capitalized, increased to $4.4 million during the nine months ended September 30, 2012 from $3.0 million during the same period in 2011. The increase in the nine months ended September 30, 2012 was primarily due to stock-based compensation awarded in connection with the Voxel acquisition and forfeitures upon terminations of employment in the nine months ended September 30, 2011.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations during the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Direct costs of customer support	$689	$535
Sales and marketing	664	718
General and administrative	3,029	1,737
	$4,382	$2,990

Direct Costs of Customer Support. Direct costs of customer support increased 27% to $20.1 million during the nine months ended September 30, 2012 from $15.9 million during the same period in 2011. The increase was primarily due to a $3.5 million increase in cash-based compensation and payroll taxes.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 35% to $3.5 million during the nine months ended September 30, 2012 from $2.6 million during the same period in 2011. The increase was primarily due to the amortization of intangible assets acquired from Voxel.

Sales and Marketing. Sales and marketing costs increased 5% to $24.0 million during the nine months ended September 30, 2012 from $22.9 million during the same period in 2011. The increase was primarily due to a $0.7 million increase in cash-based compensation and payroll taxes and $0.3 million increase in commissions.

General and Administrative. General and administrative costs increased 20% to $29.9 million during the nine months ended September 30, 2012 from $24.9 million during the same period in 2011. The increase was primarily due to a $0.6 million increase in cash-based compensation costs and payroll taxes, a $0.8 million increase in accrued bonus compensation, a $1.3 million increase in stock-based compensation, a $0.4 million increase in insurance costs, a $0.8 million increase in taxes and licenses and a $0.8 million increase in outside professional fees primarily for recruiting and labor, partially offset by a $0.4 million decrease in severance.

Depreciation and Amortization. Depreciation and amortization was $26.5 million during each of the nine months ended September 30, 2012 and 2011. The net change of zero was primarily due to our change in estimated useful lives resulting in $10.5 million less expense than it would have been under the previous estimated useful lives on assets held at December 31, 2011, partially offset by the effects of expanding our company-controlled data centers, P-NAP infrastructure and capitalized software.

Restructuring and Impairments.  For the nine months ended September 30, 2012, restructuring and impairments included $0.4 million for adjustments to previously implemented restructuring plans and $0.3 million for impairment on capitalized software.

Interest Expense. Interest expense increased to $5.3 million during the nine months ended September 30, 2012, compared to $2.7 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities, existing cash on hand and utilizing additional borrowings under our credit facility described below in “—Credit Agreement”. Our capital requirements depend on a number of factors, including the continued market acceptance of our IT Infrastructure services and the ability to expand and retain our customer base. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our IT Infrastructure services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the nine months ended September 30, 2012, we had a net loss of $4.3 million. As of September 30, 2012, our accumulated deficit was $1.0 billion. We continue to see signs of cautious behavior from our customers given economic conditions. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Credit Agreement

In August 2012, we amended our credit agreement (the “Amendment”), which increased the revolving credit facility by $10.0 million, for a total revolving credit facility of $70.0 million, and increased the term loan by $10.0 million, for a total term loan of $67.3 million.  In addition, the quarterly payment amount on the term loan was increased from $750,000 to $875,000, the due date for the revolving credit facility and the term loan was extended to August 2015 and the minimum liquidity covenant was reduced from $30.0 million to $20.0 million.

As of September 30, 2012, the revolving credit facility had an outstanding balance of $22.3 million and we issued $13.6 million letters of credit, resulting in $34.1 million in borrowing capacity. The term loan had an outstanding principal amount of $66.5 million, which is to be repaid in $875,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on August 30, 2015. As of September 30, 2012, the interest rate on the revolving credit facility and term loan was 3.7%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio, and customary events of default that could result in acceleration. As of September 30, 2012, we were in compliance with these covenants.

Capital Leases

During the nine months ended September 30, 2012, we entered into a lease for network equipment for $2.7 million. During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During March 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and equipment and corresponding capital lease obligation of $7.4 million.

Our future minimum lease payments on all capital lease obligations at September 30, 2012 were $49.5 million. We summarize our existing capital lease obligations in note 8 to the accompanying consolidated financial statements.

In addition, in October 2012, we entered into a lease for new company-controlled data center space to expand our existing services in the metro New York area. This long term lease will increase our company-controlled data center footprint by approximately 55,000 net sellable square feet over time. We will take possession of it in 2013 when the space is available according to the lease and will record related property and equipment and corresponding capital lease obligations at that time.

Commitments and Other Obligations

We have commitments and other obligations that are contractual in nature and represent a future use of cash. Service commitments primarily relate to IP, telecommunications and data center services. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the service commitments with corresponding revenue growth.

The following table summarizes our commitments and other obligations as of September 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Revolving credit facility(1)	$24,853	$842	$24,011	$—	$—
Term loan(1)	73,298	5,959	67,339	—	—
Capital lease obligations	71,912	2,068	17,656	17,723	34,465
Accrued contingent consideration(2)	5,000	5,000	—	—	—
Operating lease commitments	136,830	27,976	46,423	28,512	33,919
Service and purchase commitments	16,961	6,060	7,140	3,332	429

Total	$328,854	$47,905	$162,569	$49,567	$68,813

(1)	As of September 30, 2012, the interest rate was 3.7% and the projected interest included in the debt payments above incorporates this rate.
(2)
Amount to be paid upon receipt of certain Voxel technology deliverables. The liability is shown at present value of $4.9 million on the accompanying consolidated balance sheets. We expect to pay the consideration in early 2013.

Cash Flows for the Nine Months Ended September 30, 2012 and 2011

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $32.9 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $31.9 million, while changes in operating assets and liabilities provided cash from operations of $1.0 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

The primary non-cash adjustment for the nine months ended September 30, 2012 was $30.0 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $4.4 million for stock-based compensation expense. The changes in operating assets and liabilities included a $3.3 million increase in accounts receivable, a $4.5 million increase in accounts payable and a $1.5 million decrease in restructuring liability.

Days sales outstanding at September 30, 2012 was 28 days, up from 27 days at September 30, 2011. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $64.6 million for capital expenditures, which related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities. Net cash provided by financing activities for the nine months September 30, 2012 was $28.2 million primarily due to proceeds from the term loan and revolving credit facility, offset by principal payments on the term loan and capital leases.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. Although our current strategy for managing interest rate risk does not include the use of derivative securities, in the future we may utilize these securities solely for the management of interest rate risk. As of September 30, 2012, our long-term debt consisted of $66.5 million borrowed under our term loan and $22.3 million borrowed under our revolving credit facility. Interest on the term loan was 3.7% based on either (i) the Base Rate (as defined in the agreement) plus 3.50 percentage points, or (ii) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 3.7% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $0.9 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

Substantially all of our revenue is in U.S. dollars and from customers in the U.S. We do not believe, therefore, that we currently have any significant direct foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2012	646	$7.00	—	—
August 1 to 31, 2012	3,766	7.01	—	—
September 1 to 30, 2012	3,207	7.37	—	—
Total	7,619	$7.16	—	—

*           These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Fourth Amendment to Credit Agreement dated August 30, 2012 by and among Internap and Wells Fargo Capital Finance, LLC, as agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of Internap’s Current Report on Form 8-K, filed September 4, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer) Date: October 25, 2012