Form 10-K
period 2012-12-31
INTERNAP NETWORK SERVICES CORP
filed 2013-02-21
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 001-31989

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $304,278,552 based on a closing price of $6.51 on June 30, 2012, as quoted on the NASDAQ Global Market.

As of February 12, 2013, 53,514,415 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held May 16, 2013 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our accompanying audited consolidated financial statements, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

Industry Background

The Transition to Outsourced Infrastructure Solutions

The growth in demand for IT infrastructure services (compute, storage, security and connectivity) is underpinned by enterprise and consumer dynamics. Enterprises are redesigning their IT operations models to take advantage of new, more cost-effective application delivery models leveraging hosting and cloud computing infrastructure services. These delivery models rely on the Internet as the primary means of communicating with both customers and users. The enterprise’s customers and users expect similar, if not better, performance, availability and seamless delivery from their business applications in this new delivery model.  From the consumer side, web 2.0 applications are growing, such as online video content, data-rich media, social networking and mobile applications, which continues to drive significant growth in Internet Protocol (“IP”) traffic and place increasing demands on the underlying IT infrastructure services.

With the rapid growth of data, it is increasingly costly for businesses to store and manage data in-house. As companies look for ways to reduce real estate, power and labor costs, the option to outsource data center build-out and management to a third-party provider, such as colocation and managed hosting vendors, can become attractive.  Technological advancements including compute power, storage density and virtualization technology have combined to enable not only a technical capability, but a financial justification for enterprises to increasingly outsource their IT infrastructure requirements.  The costs associated with the design, build and operation of datacenters, as well as those of maintaining an IT employee base dedicated to the IT infrastructure services, is non-trivial for most enterprises. The IT infrastructure services provider can leverage economies of scale and scope to offload the increasingly complex IT infrastructure requirements from the typical enterprise client which enables both the enterprise and the IT infrastructure services provider to focus their resources on their respective core competencies.

Because the large majority of enterprise IT Infrastructure is still managed in-house and the demands for IT infrastructure continue to grow, we believe there is a long-term opportunity for growth as an outsourced IT Infrastructure services provider.

The Demand for Multiple Infrastructure Services to Support Enterprise IT Needs

Enterprises can leverage multiple deployment models to receive outsourced IT infrastructure services. The enterprise’s lifecycle and its specific application workload requirements are the key components for its decision to outsource its IT infrastructure. Businesses in different lifecycle stages may leverage different services. An early-stage startup may lack sufficient capital to purchase the servers, storage and datacenter assets it requires to prove its business model. For this reason, early-stage companies often leverage on-demand, pay-per-use models to obtain their IT infrastructure services. These models provide the early-stage startup with the flexibility and scalability required to prove its their business model, while minimizing the initial capital requirement. On the other end of the spectrum, mature enterprises will often make decisions to outsource their IT infrastructure into a colocation or complex hosting environment. The mature enterprise decision process may be influenced by complex regulatory, security or compliance requirements for its IT infrastructure. In other cases, the mature enterprise may be influenced by a decision to focus limited corporate resources on areas that drive its competitive differentiation and will, therefore, choose to outsource compute, storage, security and network IT infrastructure services as non-core activities.

Beyond an enterprise’s lifecycle stage, its specific application workload requirements will also influence the decision to outsource IT infrastructure and the decision as to which type of IT infrastructure to utilize: colocation, complex hosting and/or cloud services.  Myriad application workload characteristics, including performance, security, availability and scalability, can influence the decision to outsource IT infrastructure.

The Problem of Inefficient Routing of Data Traffic on the Internet

An internet service provider (“ISP”) only controls the routing of data within its network and its routing practices often compound the inefficiencies of the Internet. When an ISP receives a packet that is not destined for one of its own customers, it must route that packet to another ISP to complete the delivery of the packet. An ISP will often route the data from private connections, or peered data, to the nearest point of traffic exchange, in an effort to get the packet off its network and onto a competitor’s network as quickly as possible. Once the origination traffic leaves the ISP’s network, service level agreements (“SLAs”) with that ISP typically do not apply since that carrier cannot control the quality of another ISP’s network. Consequently, to complete a communication, data ordinarily passes through multiple networks and peering points without consideration for congestion or other factors that inhibit performance. This transfer can result in lost data, slower and more erratic transmission speeds and an overall lower quality of service. The quality of service can be further degraded by basic routing protocols that make assumptions about the “best” path or network on which to route traffic, without consideration of the performance of that network. Equally important, customers have no control over the transmission arrangements and have no single point of contact that they can hold accountable for degradation in service levels. As a result, it is virtually impossible for a single ISP to offer a high quality of service across disparate networks.

Our Business

The cube below highlights our IT Infrastructure service offering, which combines platform flexibility with high performance. The bottom of the cube represents our IP services segment: high-performance networking solutions that leverage our proprietary technologies to enhance the performance of our customer’s applications on a highly reliable infrastructure.

Building on the origins of our business, next up the stack are our premium datacenters from which we offer a range of services spanning colocation, hosting and cloud services. At the top, we describe two types of hosting solutions, our Agile hosting and custom hosting offerings, both of which we deliver from within our premium data centers utilizing our high-performance network. The top two layers of the cube represent our data center services segment. We engineer our Agile hosting offering for customers seeking speed of deployment, scalability, on-demand usage and self-provisioning capability. These solutions are application programming interface (“API”) driven and are ideal for supporting rapid scale-out applications. We tailor our custom hosting offerings to meet very specific customer application workload requirements. We also offer hybridization capability across our colocation and hosting services to provide flexibility to build and deploy applications into the optimal combination of infrastructures to meet specific customer requirements.

Below, we tip this cube forward to provide more granularity on our Agile and custom hosting solutions. The horizontal axis remains the split between Agile and custom, which represents a split between automation and customization. The vertical axis further divides each of the Agile and custom hosting solutions into physical and virtual offerings. Our Agile hosting platform is divided into a public cloud compute and storage offering, and the dedicated physical offering. For both services, the Agile platform provides seamless management tools that allow the provisioning and scaling of physical and virtual IT Infrastructure. Our Agile solution includes virtual and bare-metal configurations typically provisioned in minutes and available by the hour, month or year. With built-in hybridization, we offer a mix of virtual and physical servers to meet specific application requirements. Our custom hosting solutions on the right side of the cube include private cloud and managed hosting services. Our private cloud solution offers the levels of control and security inherent in a dedicated platform. We believe this range of Agile hosting, custom hosting and colocation services, with hybridization capability, all underpinned by our performance network and datacenter offerings, is a unique, compelling market offering.

All of our services are backed by SLAs and our team of dedicated support professionals.

Our Segments

Data Center Services Segment

As discussed more fully above, our data center services segment includes colocation, hosting and cloud services. Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Hosting and cloud services involve the provision and maintenance of customers’ hardware, operating system software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

We sell our data center services at 43 data centers across North America, Europe and the Asia-Pacific region. We refer to 11 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have negotiated long term leases for the facilities. For these company-controlled facilities, we have designed the datacenter infrastructure, procured the capital equipment, deployed the infrastructure and are responsible for the operation and maintenance of the facility. Our objective with the lease is to control the asset for its economic life, which is typically 15 to 25 years. We refer to the remaining 32 data centers as “partner” sites. In these locations, a third-party has designed and deployed the infrastructure and provides for the operation and maintenance of the facility. Our leases for partner sites have shorter term and, are often linked directly to our underlying customer contract terms for the facility. We typically choose to resell these partner facilities only when there is a strategic rationale, such as a customer requirement for a particular partner facility in combination with a requirement for significant Internap company-controlled datacenter services. As of December 31, 2012, we had 184,816 net-sellable square feet of company-controlled datacenter space and 63,921 net sellable square feet of partner datacenter space in the portfolio.

We believe the long-term demand for data center services will continue, and to address this long-term demand, we continue to incur capital expenditures to build and expand company-controlled data centers. During 2012, we opened a new company-controlled data center in Los Angeles, California and expanded our company-controlled data center in Atlanta, Georgia. In addition, in October 2012, we entered into a long-term lease for new company-controlled data center space to expand our existing services in the metro New York market. We will take possession of the space in 2013 when it is available according to the lease. All of these expansions will increase our company-controlled data center footprint by approximately 141,000 net sellable square feet when fully deployed.

IP Services Segment

Our IP services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. We deliver our IP services through 84 IP service points around the world, which include 25 CDN points of presence (“POPs”).

Our patented and patent-pending network route optimization technologies address inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models, in a scalable, reliable and predictable manner. Our services and products take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically-located POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and audience-analytic tools.

For more information regarding our operating segments, please see note 11 to our accompanying consolidated financial statements.

Data Centers, Network Access Points and Points of Presence

Our data centers and private network access points (“P-NAPs”) feature multiple direct high-speed connections to major ISPs. We have data centers, P-NAPs and CDN POPs in the following markets, some of which have multiple sites:

Internap operated	Domestic sites operated under third party agreements		International sites operated under third party agreements
Atlanta	Atlanta	Orange County	Amsterdam	Paris
Boston	Boston	San Diego	Frankfurt	Singapore
Dallas	Chicago	Philadelphia	Hong Kong	Sydney
Houston	Dallas	Phoenix	London	Tokyo(1)
Los Angeles	Denver	San Francisco	Osaka(1)	Toronto
New York metro	Los Angeles	San Jose
Santa Clara	Miami	Santa Clara
Seattle	New York metro	Seattle
	Oakland	Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation.

Financial Information about Geographic Areas

For each of the three years ended December 31, 2012, we derived less than 10% of our total revenues from operations outside the United States.

Research and Development

Research and development costs, which include product development costs, are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $2.0 million, $0.2 million and $1.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. These costs do not include $6.7 million, $9.8 million and $4.9 million of internal-use software costs capitalized during the years ended December 31, 2012, 2011 and 2010, respectively.

Customers

As of December 31, 2012, we had approximately 3,700 customers. We provide services to customers in a variety of industries, such as entertainment and media, including gaming; financial services; business services; software; hosting; health care and information technology infrastructure; and telecommunications. Our customer base, however, is not concentrated in any particular industry. In each of the past three years, no single customer accounted for 10% or more of our revenues.

Competition

The market for our services is intensely competitive and is characterized by technological change, the introduction of new products and services and price erosion. We believe that the principal factors of competition for service providers in our target markets include speed and reliability of connectivity, quality of facilities, breadth of product offering, level of customer service and technical support, price and brand recognition. We believe that we are able to compete effectively on the basis of these factors. Our current and potential competition primarily consists of:

●	colocation, hosting and cloud providers, including Equinix, Inc.; Rackspace, Inc.; Amazon; Telx Group, Inc.; CyrusOne; CenturyLink, Inc. and Softlayer;

●
ISPs that provide connectivity services and storage solutions, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc. and Limelight Networks, Inc.

Competition will likely continue to result in price pressure on us. Our competitors may have longer operating histories or presence in key markets, greater name recognition, larger customer bases and greater financial, sales and marketing, distribution, engineering, technical and other resources than we have. As a result, these competitors may be able to introduce emerging technologies on a broader scale and adapt more quickly to changes in customer requirements, potentially at lower costs, or to devote greater resources to the promotion and sale of their services and products. In all of our markets, we also may face competition from newly established competitors, suppliers of services or products based on new or emerging technologies and customers that choose to develop their own network services or products. We also may encounter further consolidation in the markets in which we compete. Increased competition could result in additional pricing pressures, decreased gross margins and loss of market share, which may materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT Infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2012, we had 22 patents (17 issued in the United States and five issued internationally) that extend to various dates between 2017 and 2031, and seven registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2012, we had approximately 500 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider the relationships with our employees to be good.

Additional Information

We make available through our company web site, free of charge, our company filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. The company’s web site is www.internap.com and the link to our SEC filings is http://ir.internap.com/financials.cfm. Our principal executive offices are located at One Ravinia Drive, Suite 1300, Atlanta, Georgia 30346, and our telephone number is (404) 302-9700. We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Our common stock trades on the Nasdaq Global Market under the symbol “INAP.”

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

Our business model involves designing, deploying and maintaining a complex set of network infrastructures at considerable capital expense. We invest significant resources to help maintain the integrity of our infrastructure and support our customers; however, we face constant challenges related to our network infrastructure, including capital forecasting, demand planning, space utilization management, physical failures, obsolescence, maintaining redundancies, physical and electronic security breaches, power demand and other risks.

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

Our industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. As evidenced by our investment in and offering to our enterprise customers a full portfolio of cloud computing hosting solutions, innovative new technologies and evolving industry standards have the potential to become the “new normal,” either replacing or providing efficient, potentially lower-cost alternatives to other, more traditional, services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. Our failure to anticipate new technology trends that eventually may become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but will not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. If the Internet backbone becomes subject to a form of central management or gatekeeping control, or if ISPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our IP and CDN services could be materially and adversely affected. Likewise, technological advances in computer processing, storage, capacity, component size or power management could result in a decreased demand for our data center and hosting services.

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

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and product upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

●	sourcing, identifying, obtaining and maintaining qualified research and development staff with the appropriate skill and expertise;

●	managing the length of the development cycle for new products and product enhancements, which historically has been longer than expected;

●	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors’ and customers’ services and products;

●	developing or expanding efficient sales channels;

●	entering into new or unproven markets where we have limited experience;

●	managing new product and service strategies and integrating them with our existing services and products;

●	incorporating acquired products and technologies;

●	trade compliance issues affecting our ability to ship new products to international markets; and

●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and product upgrades are not technologically competitive or do not achieve market acceptance, we may experience a decrease in our revenues and earnings.

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

As part of our strategy, we may continue to expand our IT Infrastructure, particularly into new geographic markets. We expect that we may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower pace than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

●	identify and obtain the use of locations meeting our selection criteria on competitive terms;

●	estimate costs and control delays;

●	obtain necessary permits on a timely basis, if at all;

●	generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans;

●	establish key relationships with IT Infrastructure providers;

●	hire, train, retain and manage sufficient additional operational and technical employees and supporting personnel;

●	obtain the necessary power density and supply from the local utility;

●	avoid labor issues such as a strike; and

●	identify and obtain contractors that will not default on the agreed upon contract performance.

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

Pricing pressure may continue to decrease our revenue for certain services such as Internet connectivity, data transit and/or data storage services.

Pricing for Internet connectivity, data transit and data storage services has declined significantly in recent years and may continue to decline, which would continue to impact our IP services segment. By bundling their services and reducing the overall cost of their service offerings, certain of our competitors may be able to provide customers with reduced costs in connection with their Internet connectivity, data transit and data storage services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition, significant price deflation and other related competitive pressures have eroded, and could continue to erode, our revenue and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on ISPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even if accompanied with an increased number of customers.

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

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new customers. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same price or level of service, if at all. Due to the significant upfront costs of implementing IT Infrastructure, if our customers fail to renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional infrastructure on-line.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

●	their satisfaction or dissatisfaction with our services;

●	our ability to provide features and functionality demanded by our customers;

●	the prices of our services as compared with those of our competitors;

●	mergers and acquisitions affecting our customer base; and

●	reduction in our customers’ spending levels.

If our customers do not renew their agreements with us or if they renew on less favorable terms, our revenue would decline and our business may suffer. Similarly, our customer agreements often provide for minimum commitments that may be significantly below our customers’ historical usage levels. Consequently, these customers could significantly curtail their usage without incurring any incremental fees under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

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

Our customers and potential customers may decide to develop or maintain their own IT Infrastructure rather than outsource to services providers like us. These in-house IT Infrastructure services could be perceived to be superior or more cost effective compared to our services. If we fail to offer IT Infrastructure services that compete favorably with in-sourced services or if we fail to differentiate our IT Infrastructure services from them, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business, consolidated financial condition and results of operations would suffer as a result.

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, regulation of broadband providers and broadband Internet access, enhanced data privacy and retention legislation and various energy regulations. Additionally, potential laws and regulations not specifically directed at the Internet, but targeted at goods or services necessary to operate the Internet, could have a negative impact on us. Of specific concern are the legal, political and scientific developments regarding climate change. These factors may impact the delivery of our services by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

We face the risk that the Federal Communications Commission (“FCC”) may increase regulation or that Congress or one or more states will approve legislation significantly affecting our business. For example, in late 2011, the FCC adopted new Open Internet rules intended to preserve and promote the Internet’s openness and the transparency of its protocols to encourage innovation by providers of content, applications, services and devices. While aimed primarily at regulating fixed, and to a lesser extent, mobile broadband Internet access service providers, such services are defined for purposes of the new rules as “mass-market retail service,” meaning a service marketed and sold on a standardized basis to residential customers, small businesses and other end-user customers, such as schools and libraries. Mass market excludes enterprise service offerings provided to larger organizations through customized or individually-negotiated arrangements, which are the typical customers that we serve. Furthermore, the FCC declined to adopt specific policies targeting “specialized services” offered by broadband providers, such as facilities-based voice over IP and IP-video offerings. Instead, the FCC chose to closely monitor the capacity offered to consumers for broadband Internet access service to ensure it keeps pace with broadband providers’ expanded offerings of specialized services. The FCC’s Open Internet rules are the subject of pending petitions for review before the U.S. Court of Appeals for the DC Circuit which are challenging the FCC’s authority to adopt such rules regulating broadband Internet access services. If the Open Internet rules are upheld, this could lead to expanded regulation of the Internet by the FCC that could impact our business. The adoption of any future laws or regulations, or modification of existing laws to include our company or services, might decrease demand for our services, impose taxes or other costly technical requirements, regulate the Internet, Internet access or IP services or otherwise increase the cost of doing business on the Internet. Also, our company or services could be reclassified so that we are covered by legislation not intended for our business, but which, because of the classification, we become subject to. Any of these actions could significantly harm our business.

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

In 2012, one of our subsidiaries began offering metro connect and metro connect extended ethernet data transmission services to customers colocated at our data centers to enable expanded connectivity at multiple locations. These are regulated telecommunications services, which require our subsidiary to apply for, obtain and maintain in good status a state certificate of public convenience and necessity in each state in which these services are offered. There are various regulatory compliance requirements to operate as a telecommunications carrier, such as the filing of tariffs, annual reports and universal service reports, all of which must be satisfied to continue to offer these services, and avoid any enforcement actions by federal or state regulators. We also must ensure that we are in compliance with state consumer protection laws in every state in which the subsidiary offers such services. Failure to comply with any of these requirements could negatively impact our business.

Risks Related to our Business

We depend on third-party suppliers for key elements of our IT Infrastructure. If we are unable to obtain these items on a cost-effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

In delivering our services, we rely on a number of Internet networks, many of which are built and operated by third parties. To provide high performance connectivity services through our network access points, we purchase connections from several ISPs. We can offer no assurances that these ISPs will continue to provide service to us on a cost-effective basis or on competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand or to expand our business. Consolidation among ISPs limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other ISPs that may emerge or that are significant in geographic areas, such as Asia, India and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and materially and adversely affect our business.

We also depend on other companies to supply various key elements of our network infrastructure, including the network access loops between our network access points and our ISP, local loops between our network access points and our customers’ networks and certain end-user access networks. Pricing for such network access loops and local loops has risen significantly over time and operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees. Some of our competitors have their own network access loops and local loops and are, therefore, not subject similar availability and pricing issues.

For data center and managed hosting facilities, we rely on a number of vendors to provide physical space, convert or build space to our specifications, provide power, internal cabling and wiring, climate control, physical security and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and managed hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering new leases, or not able to contain cost for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

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

Problems at one or more of our company-controlled facilities or our partner sites, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have SLAs that require us to meet minimum performance obligations and to provide service credits to customers if we do not meet those obligations. If a service interruption impacts a significant portion of our customer base, the amount of service credits we are required to provide could adversely impact our business and financial condition. Also, if we experience a service interruption and we fail to provide a service credit under an SLA, we could face claims related to such failures, which could adversely impact our business and financial condition. Because our data centers are critical to our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a problem at one of our data centers.

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

These contracts may contain provisions that result in favorable or non-favorable impacts on us depending on actions taken, or not taken. While we intend to pursue all contractual provisions favorable to our business, the appropriate actions under a particular contract may require estimates, judgments and assumptions to be made concerning future events for which we have limited basis for estimation. We cannot guarantee that we will take the appropriate action under a particular contract to maximize the benefit to us, which could have a material adverse impact on operations.

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

Generally, our company-controlled data center leases provide us with the opportunity to renew the lease at our option for periods typically ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop significantly in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease agreement.

In addition, for the leases that do not contain renewal options, or for which the option to renew has been exhausted or passed, we cannot guarantee the lessor will renew the lease, or will do so at a rate that will allow us to maintain profitability on that particular space. While we proactively monitor these leases, and conduct on-going negotiations with lessors, our ability to re-negotiate renewals is inherently limited by the original contract language, including option renewal clauses.  If we are unable to renew, we may incur substantial costs to move our infrastructure and/or customers and to restore the property to its required conditon, there is no guarantee that our customers will move with us and we may not be able to find appropriate and sufficient space. The occurrence of any of these events could adversely impact our business, financial condition, results of operations and cash flows.

A failure in the redundancies in our network operations centers, network access points or computer systems could cause a significant disruption in Internet connectivity which could impact our ability to service our customers.

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at our network operations centers, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or network access points, any of which would seriously harm our business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue a significant amount of service credits as a result of such interruptions in service. These credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

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

We have limited experience operating internationally and have only recently begun to achieve some success in our international operations. We currently have network access points or CDN POPs in Amsterdam, Frankfurt, Hong Kong, London, Paris, Singapore, Sydney and Toronto. We also participate in a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, which operates network access points in Tokyo and Osaka, Japan. We may develop or acquire network access points or complementary businesses in additional international markets. The risks associated with expansion of our international business operations include:

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

For the years ended December 31, 2012, 2011 and 2010, we incurred net losses of $4.3 million, $1.7 million and $3.6 million, respectively. At December 31, 2012, our accumulated deficit was $1.0 billion. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

Failure to sustain our revenues will cause our business and financial results to suffer.

We have considerable fixed expenses, and we expect to continue to incur significant expenses, particularly with the expansion of our data center facilities. We incur a substantial portion of these expenditures upfront, and are only able to recover these costs over time. We must, therefore, at least sustain revenues to maintain profitability. Although revenue from our data center services segment has generally been growing, this segment has lower margins than our IP services segment. If we are unable to sustain our margins in the data center services segment, our business may suffer.

Numerous factors could affect our ability to sustain revenue, either alone or in combination with other factors, including:

●	failure to sustain sales of our services;

●	pricing pressures;

●	significant increases in cost of goods sold or other operating expenses;

●	failure of our services to operate as expected;

●	loss of customers or inability to attract new customers or loss of existing customers at a rate greater than our increase in new customers;

●	customers’ failure to pay on a timely basis or at all or failure to continue to purchase our IT Infrastructure services in accordance with their contractual commitments; or

●	network failures and any breach or unauthorized access to our network.

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

Holders of our stock options may exercise those options to purchase our common stock, which would increase the number of shares of our common stock that are outstanding in the future. As of December 31, 2012, options to purchase an aggregate of 4.7 million shares of our common stock at a weighted average exercise price of $6.57 were outstanding. Also, the vesting of 1.2 million outstanding shares of restricted stock will increase the weighted average number of shares used for calculating diluted net loss per share. Greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees, in financing transactions or otherwise, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Our existing credit facility places certain limitations on us.

Our existing credit agreement requires us to meet certain financial covenants, including those that limit our ability to incur further indebtedness or make certain acquisitions or investments. In addition, these covenants require us to maintain minimum liquidity levels and senior leverage ratio and create liens on a majority our assets. If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

Finally, our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

Any failure to meet our debt obligations and other long-term commitments would damage our business.

As of December 31, 2012, our total debt, including capital leases, was $144.6 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

We also have other long-term commitments for operating leases and service and purchase contracts totaling $165.2 million in the future with a minimum of $35.3 million payable in 2013. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2012, we had net operating loss carryforwards of $186.3 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2032. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

We rely on a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse impact on our results of operations. We can offer no assurance that the steps we have taken to protect our intellectual property will be sufficient to prevent misappropriation of our technology, or that our trade secrets will not become known or be independently discovered by competitors. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the U.S. From time-to-time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services.

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

In addition, laws relating to public company governance practices, such as the Dodd-Frank Act Wall Street Reform and Consumer Protection Act which is being implemented over time, have modified existing corporate governance practices and potentially increase liability related to stockholder actions, whistleblower claims and governmental enforcement actions.

While we have implemented internal practices to proactively review, assess and adapt to constantly changing regulations, we cannot predict with certainty the impact, if any, that future regulation or regulatory changes may have on our business or the potential costs we may incur related to compliance with new laws and regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia. Our Atlanta headquarters consists of 62,000 square feet under a lease agreement that expires in 2019.

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

While we will vigorously contest the securities class action and derivative action lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation described above may have a material adverse impact on our financial results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

As of December 31, 2012, we determined that we could not reasonably estimate the potential loss with respect to the litigation described above, and as a result, we have not recognized any accruals for loss related to such pending litigation and cannot estimate losses exceeding amounts previously recognized in connection with these matters, which consisted of expenses in the aggregate of $0.5 million in 2008 and 2009.

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

Year Ended December 31, 2012:	High	Low
Fourth Quarter	$7.68	$5.52
Third Quarter	7.52	6.15
Second Quarter	7.90	6.25
First Quarter	7.96	5.55

Year Ended December 31, 2011:	High	Low
Fourth Quarter	$6.45	$4.55
Third Quarter	7.52	4.35
Second Quarter	8.56	6.58
First Quarter	7.89	5.91

As of February 12, 2013, we had approximately 700 stockholders of record of our common stock.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2012 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,701	$6.57	3,837
Equity compensation plans not approved by security holders	—	—	—
Total	4,701	$6.57	3,837

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2012	1,833	$7.18	—	—
November 1 to 30, 2012	3,131	6.03	—	—
December 1 to 31, 2012	14,060	6.83	—	—
Total	19,024	$6.73	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below for each of the five years in the period ended December 31, 2012 from our accompanying consolidated financial statements. The following data should be read in conjunction with the accompanying consolidated financial statements and related notes contained and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2012	2011(1)	2010	2009(2)	2008(3)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues	$273,592	$244,628	$244,164	$256,259	$253,989
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	130,954	120,310	127,423	143,016	135,877
Direct costs of customer support	26,664	21,278	19,861	18,034	16,217
Direct costs of amortization of acquired technologies	4,718	3,500	3,811	8,349	6,649
Sales and marketing	31,343	29,715	29,232	28,131	30,888
General and administrative	38,635	33,952	33,048	44,645	44,235
Depreciation and amortization	36,147	36,926	30,158	28,282	23,865
(Gain) loss on disposals of property and equipment, net	(55)	37	116	26	(16)
Exit activities, restructuring and impairments	1,422	2,833	1,411	54,698	101,441
Total operating costs and expenses	269,828	248,551	245,060	325,181	359,156
Income (loss) from operations	3,764	(3,923)	(896)	(68,922)	(105,167)
Non-operating expenses (income)	7,849	3,866	2,170	461	(245)
Loss before income taxes and equity in (earnings) of equity-method investment	(4,085)	(7,789)	(3,066)	(69,383)	(104,922)
Provision (benefit) for income taxes	453	(5,612)	952	357	174
Equity in (earnings) of equity-method investment, net of taxes	(220)	(475)	(396)	(15)	(283)
Net loss	$(4,318)	$(1,702)	$(3,622)	$(69,725)	$(104,813)

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)	$(0.07)	$(1.41)	$(2.13)

	December 31,
	2012	2011	2010	2009(2)	2008(3)
Consolidated Balance Sheets Data:
Cash and cash equivalents, investments in marketable securities and other related assets and restricted cash(4)	$28,553	$29,772	$59,582	$80,926	$61,096
Total assets	400,712	356,710	293,142	267,502	330,083
Credit facilities, due after one year, and capital lease obligations, less current portion	136,555	94,673	37,889	23,217	23,244
Total stockholders’ equity	195,605	192,170	188,611	184,402	248,195

	Year Ended December 31,
	2012	2011	2010	2009	2008
Other Financial Data:
Purchases of property and equipment	$74,947	$68,542	$62,184	$17,278	$51,154
Net cash flows provided by operating activities	43,742	28,630	39,602	37,520	37,951
Net cash flows used in investing activities	(79,697)	(96,265)	(55,184)	(9,900)	(41,690)
Net cash flows provided by (used in) financing activities	34,571	37,901	1,224	(598)	(821)

(1)
On December 30, 2011, we completed our acquisition of Voxel Holdings, Inc. (“Voxel”). We allocated the purchase price to Voxel’s net tangible and intangible assets based on their estimated fair values as of December 30, 2011. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. In addition, as a result of our purchase price accounting, our net loss was reduced by a $6.1 million deferred tax benefit that offset our existing income tax expense of $0.5 million.

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
(4)
The following table provides a reconciliation of total cash and cash equivalents, investments in marketable securities and other related assets and restricted cash to the amounts reported in our audited consolidated balance sheets (in thousands):

	December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$28,553	$29,772	$59,582	$73,926	$46,870
Investments in marketable securities and other related assets:
Short-term	—	—	—	7,000	7,199
Long-term	—	—	—	—	7,027
Restricted cash	—	—	—	—	—
	$28,553	$29,772	$59,582	$80,926	$61,096

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report Form 10-K.

2012 Financial Highlights and Outlook

Data center services. Revenue increased $33.8 million during 2012 primarily due to net revenue growth in company-controlled colocation and hosting services, which includes revenue attributable to Voxel. We expect future revenue growth in the data center services segment to continue to be derived primarily from our company-controlled colocation and hosting services product offerings.  We have expanded the number and size of the data center sites that we operate and have broadened our portfolio of hybridized and on-demand hosting services to provide continued platform flexibility for our customers.

We believe the long-term drivers of demand for enterprises to outsource their IT infrastructure services remain intact and that we remain positioned to benefit from this macro trend. To address this demand, we continue to incur capital expenditures to build and expand company-controlled data centers. During 2012, we opened a new company-controlled data center in Los Angeles, California and expanded our company-controlled data center in Atlanta, Georgia. In addition, we entered into a lease for new company-controlled data center space to expand our existing services in the metro New York market. This long term lease will increase our company-controlled data center footprint by approximately 55,000 net sellable square feet at full occupancy. We took possession of the space in January 2013 when it was available according to the lease. These three expansions will increase our company-controlled data center footprint by approximately 141,000 net sellable square feet at full occupancy.

During 2012, we increased the occupancy across our total data center footprint by approximately 14,000 square feet (over 13,000 square feet in company-controlled data centers), while we increased the total capacity in our data center footprint by approximately 29,000 net sellable square feet. This expansion of our data center footprint has contributed to total lower overall utilization of net sellable square feet as of December 31, 2012, compared to 2011. At December 31, 2012, we had approximately 249,000 net sellable square feet of data center space with a utilization rate of 63%, compared to approximately 220,000 net sellable square feet of data center space with a utilization rate of 65% at December 31, 2011. At December 31, 2012, 74% of our total net sellable square feet were in company-controlled data centers versus partner sites.

IP services. During 2012, revenue decreased $4.9 million while IP traffic increased approximately 36%, compared to 2011, calculated based on an average over the number of months in the respective periods. We continue to experience pricing pressure for our IP services, which has contributed to the decrease in IP services revenue year-over-year. Due to competitive forces, we have lowered pricing of our IP services, although this decrease in pricing has been offset by an increase in demand for our IP services. As our IP traffic continues to grow, we expect to obtain lower bandwidth rates and more opportunities to proactively manage network costs, such as utilization and traffic optimization among ISPs.

Credit Agreement

In August 2012, we amended our credit agreement (the “Amendment”), which increased the total availability by $20.0 million. We summarize the Amendment in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 10 to the accompanying consolidated financial statements. In addition, the quarterly payment on the term loan was increased from $750,000 to $875,000, the due date for the revolving credit facility and the term loan was extended to August 2015 and the minimum liquidity covenant was reduced from $30.0 million to $20.0 million.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). However, the non-GAAP performance measure of adjusted EBITDA, defined as income (loss) from operations plus depreciation and amortization, gain (loss) on disposals of property and equipment, exit activities, restructuring and impairments and stock-based compensation, is presented to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We use this non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net income (loss) or other GAAP measures as an indicator of operating performance. In addition, adjusted EBITDA should not be considered as an alternative to income (loss) from operations or net loss as a measure of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to income (loss) from operations as presented in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2012	2011	2010
Income (loss) from operations	$3,764	$(3,923)	$(896)
Depreciation and amortization, including amortization of acquired technologies	40,865	40,426	33,969
(Gain) loss on disposals of property and equipment, net	(55)	37	116
Exit activities, restructuring and impairments	1,422	2,833	1,411
Stock-based compensation	5,858	3,983	4,631
Adjusted EBITDA	$51,854	$43,356	$39,231

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those summarized below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

We determine data center revenues by occupied square feet and both allocated and variable-based usage. Data center revenues include both physical space for hosting customers’ network and other equipment plus associated services such as power and network connectivity, environmental controls and security.

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

We also enter into multiple-element arrangements, or bundled services. When we enter into such arrangements, we account for each element separately over its respective service period provided that we have objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

In January 2011, we adopted new guidance which eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. This new guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available, and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, the guidance expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance did not have a material impact on our consolidated financial statements.

Vendor-specific objective evidence is generally limited to the price charged when we sell the same or similar service separately. If we seldom sell a service separately, it is unlikely that we will determine vendor-specific objective evidence for the service. We define vendor-specific objective evidence as an average price of recent standalone transactions that we price within a narrow range as defined by us.

We determine third-party evidence based on the prices charged by our competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing to substantiate third-party evidence and therefore we may not always be able to use this measure.

If we are unable to establish selling price using vendor-specific objective evidence or third-party evidence, and we receive or materially modify a sales order, we use best estimated selling price in our allocation of arrangement consideration. The objective of best estimated selling price is to determine the price at which we would transact if we sold the service on a standalone basis. Our determination of best estimated selling price involves a weighting of several factors including, but not limited to, pricing practices and market conditions.

We analyze the selling prices used in our allocation of arrangement consideration on an annual basis at a minimum. We will analyze selling prices on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting under the new guidance if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return relative to delivered services.

We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately five years for 2012 and four years for 2011 and 2010. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk. In addition, we record a reserve amount for SLAs and other sales adjustments

Goodwill and Other Intangible and Long-lived Assets

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

We perform our annual goodwill impairment test as of August 1 absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify an impairment as a result of our annual August 1, 2012 impairment test and none of our reporting units were at risk of failing step one. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2012.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are five to eight years for acquired technologies and 10 years for customer relationships and trade names. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

During 2012, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets. However, during 2012 and 2011, we concluded that an impairment indicator existed to cause us to reassess our internal-use developed software, which is included in “Property and equipment, net” on the accompanying consolidated balance sheets. Following the reassessment, further described in note 4, we recorded an impairment charge of $0.4 million and $0.5 million in 2012 and  2011, respectively, which is included in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. As of January 1, 2012, estimated useful lives used for network equipment are generally five years; furniture, equipment and software are five to seven years; and leasehold improvements are 10 to 25 years or over the lease term, depending on the nature of the improvement.  We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

During January 2012, we reassessed the estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
C Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the year ended December 31, 2012, depreciation and amortization expense was $15.4 million less than it would have been under the previous estimated useful lives. The per share effect of this change was $0.30 for the year ended December 31, 2012.

The assessment for recognition of deferred tax assets based on the change in estimated useful lives is not reasonably determinable. We expect pretax book income to be larger in the future as a result of this change in accounting estimate. Accordingly, it is possible that we will recognize deferred tax assets in the future if there is evidence of profitable growth. We do not expect to recognize the deferred tax assets in the next 12 months; however, it is possible that we could achieve profitable growth in future periods.

Exit Activities and Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. If we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. If circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding exit activities and restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. If the amount of time that we expect it to take to find sublease tenants in all of the vacant space already in restructuring were to increase by three months and assuming no other changes to the properties in restructuring, we would record an additional $0.2 million in restructuring charges in the consolidated statements of operations and comprehensive loss during the period in which the change in estimate occurred. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our exit activities and restructuring accrual.

Income Taxes

We maintain a valuation allowance to reduce our deferred tax assets to their estimated realizable value. Although we consider the potential for future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period we made such determination. We may recognize deferred tax assets in future periods if and when we estimate them to be realizable and supported by historical trends of profitability and expectations of future profits within each tax jurisdiction.

Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the United Kingdom (“U.K.”).

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the calculated fair value of the award. We recognize the expense over the employee’s requisite service period, generally the vesting period of the award. The fair value of restricted stock is the market value on the date of grant.  The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions, such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

Capitalized Software Costs

We capitalize internal-use software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the resulting economic life.

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

Direct Costs of Amortization of Acquired Technologies

Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services we sell. We record amortization using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost of the acquired technologies over their useful lives of five to eight years. The carrying value of the acquired technologies at December 31, 2012 was $14.1 million and the weighted average remaining life was approximately six years.

Sales and Marketing

Sales and marketing costs consist of compensation, commissions, bonuses and other costs for personnel engaged in marketing, sales and field service support functions, and advertising, online marketing, tradeshows, direct response programs, facility open houses, management of our external website and other promotional costs.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2011 to 2012		Increase (decrease) from 2010 to 2011
	2012	2011	2010	Amount	Percent	Amount	Percent
Revenues:
Data center services	$167,286	$133,453	$128,200	$33,833	25%	$5,253	4%
IP services	106,306	111,175	115,964	(4,869)	(4)	(4,789)	(4)
Total revenues	273,592	244,628	244,164	28,964	12	464	—

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	90,604	78,907	82,761	11,697	15	(3,854)	(5)
IP services	40,350	41,403	44,662	(1,053)	(3)	(3,259)	(7)
Direct costs of customer support	26,664	21,278	19,861	5,386	25	1,417	7
Direct costs of amortization of acquired technologies	4,718	3,500	3,811	1,218	35	(311)	(8)
Sales and marketing	31,343	29,715	29,232	1,628	5	483	2
General and administrative	38,635	33,952	33,048	4,683	14	904	3
Depreciation and amortization	36,147	36,926	30,158	(779)	(2)	6,768	22
(Gain) loss on disposal of property and equipment, net	(55)	37	116	(92)	(249)	(79)	(68)
Exit activities, restructuring and impairments	1,422	2,833	1,411	(1,411)	(50)	1,422	101
Total operating costs and expenses	269,828	248,551	245,060	21,277	9	3,491	1
Income (loss) from operations	$3,764	$(3,923)	$(896)	$7,687	196	$3,027	338

Interest expense	$7,566	$3,701	$2,170	$3,865	104	$1,531	71
Provision (benefit) for income taxes	$453	$(5,612)	$952	$6,065	108%	$(6,564)	(689)%

Segment Information

We operate in two business segments: data center services and IP services. Segment results for each of the three years ended December 31, 2012 are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Data center services	$167,286	$133,453	$128,200
IP services	106,306	111,175	115,964
Total revenues	273,592	244,628	244,164

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	90,604	78,907	82,761
IP services	40,350	41,403	44,662
Total direct costs of network, sales and services, exclusive of depreciation and amortization	130,954	120,310	127,423

Segment profit:
Data center services	76,682	54,546	45,439
IP services	65,956	69,772	71,302
Total segment profit	142,638	124,318	116,741

Exit activities, restructuring and impairments	1,422	2,833	1,411
Other operating expenses, including direct costs of customer support, depreciation and amortization	137,452	125,408	116,226
Income (loss) from operations	3,764	(3,923)	(896)
Non-operating expense	7,849	3,866	2,170
Loss before income taxes and equity in (earnings) of equity-method investment	$(4,085)	$(7,789)	$(3,066)

Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs. Segment profit is a supplemental financial measure that is not prepared in accordance with GAAP. We view direct costs of network, sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. We also view the costs of customer support to be an important component of costs of revenues but believe that the costs of customer support are more within our control and, to some degree, discretionary in that we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because it is based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures. Although we believe, for the foregoing reasons, that our presentation of segment profit non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

Years Ended December 31, 2012 and 2011

Data Center Services

Revenues for data center services increased $33.8 million, or 25%, to $167.3 million for the year ended December 31, 2012, compared to $133.5 million for the same period in 2011. The increase in revenue was primarily due to net revenue growth in company-controlled colocation and hosting services, which includes revenue attributable to Voxel.

Direct costs of data center services, exclusive of depreciation and amortization, were $90.6 million for the year ended December 31, 2012, compared to $78.9 million for the same period in 2011. The increase in direct costs was primarily due to the revenue growth in hosting services and increased costs related to the opening of our Los Angeles, California and the expansion of our Atlanta, Georgia data centers, as well as $0.7 million in non-recurring expenses. These increases were partially offset by a $0.5 million nonrecurring settlement of past charges with a data center vendor.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily rent for operating leases, but also significant demand-based pricing variables, such as utilities attributable to seasonal costs and customers’ changing power requirements. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites, and the utilization of total available space. Since we recognize some of the initial operating costs of company-controlled data centers in advance of revenues or in advance of sites being fully utilized, these sites are less profitable in the early years of operation compared to partner sites and would be expected to be more profitable as occupancy increases. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the recognition of revenues.

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 54% during the year ended December 31, 2012, compared to 59% during the same period in 2011.

IP Services

Revenues for IP services decreased $4.9 million, or 4%, to $106.3 million for the year ended December 31, 2012, compared to $111.2 million for the same period in 2011. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts at higher effective prices, partially offset by an increase in overall traffic. IP traffic increased approximately 36% for the year ended December 31, 2012, compared to the same period in 2011, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $1.1 million, or 3%, to $40.4 million for the year ended December 31, 2012, compared to $41.4 million for the same period in 2011. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the years ended December 31, 2012 and 2011. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services and the entrance of a large number of specialty service providers such as CDN vendors. We also continue to experience increasing traffic volume in our traditional IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth. We believe we remain well-positioned to benefit from reliance on the Internet as the medium for business applications, media distribution, communication and entertainment.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $67.5 million and $56.7 million for the years ended December 31, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $9.0 million to $61.7 million during the year ended December 31, 2012 from $52.7 million during the same period in 2011. The increase was primarily due to a $6.3 million increase related to a higher employee headcount and increased salary levels, a $0.5 million increase attributable to credits we recorded in 2011 related to prior years’ Georgia Headquarters Tax Credit (“HQC”), a $1.1 million increase in insurance benefit costs and a $1.4 million increase in accrued bonus compensation, partially offset by a $0.4 million decrease in severance. The HQC is sponsored by the state of Georgia to incentivize companies to relocate corporate headquarters to and increase employment in Georgia. We record the HQC when approved by the Georgia Department of Revenue and are required to apply the credit against our state payroll liability.

Stock-based compensation, net of amount capitalized, increased to $5.9 million during the year ended December 31, 2012 from $4.0 million during the same period in 2011. The increase in the year ended December 31, 2012 was primarily due to stock-based compensation awarded in connection with the Voxel acquisition and forfeitures upon terminations of employment in the year ended December 31, 2011. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2012	2011
Direct costs of customer support	$936	$659
Sales and marketing	929	835
General and administrative	3,993	2,489
	$5,858	$3,983

Direct Costs of Customer Support. Direct costs of customer support increased 25% to $26.7 million during the year ended December 31, 2012 from $21.3 million during the same period in 2011. The increase was primarily due to a $4.6 million increase in cash-based compensation and payroll taxes and a $0.3 million increase in stock-based compensation, partially offset by a decrease of $0.4 million in facilities expense related to our corporate office move in March 2012.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 35% to $4.7 million during the year ended December 31, 2012 from $3.5 million during the same period in 2011. The increase was primarily due to the amortization of intangible assets acquired from Voxel.

Sales and Marketing. Sales and marketing costs increased 5% to $31.3 million during the year ended December 31, 2012 from $29.7 million during the same period in 2011. The increase was primarily due to a $1.0 million increase in cash-based compensation and payroll taxes, a $0.7 million increase in commissions and a $0.4 million increase in marketing programs, partially offset by a decrease of $0.4 million in facilities expense related to our corporate office move in March 2012.

General and Administrative. General and administrative costs increased 14% to $38.6 million during the year ended December 31, 2012 from $34.0 million during the same period in 2011. The increase was primarily due to a $0.7 million increase in cash-based compensation costs and payroll taxes, a $1.4 million increase in accrued bonus compensation, a $1.5 million increase in stock-based compensation, a $0.5 million increase in insurance costs and a $0.3 million increase in outside professional fees primarily for recruiting and labor, partially offset by a $0.4 million decrease in severance and a decrease of $0.3 million in facilities expense related to our corporate office move in March 2012.

Depreciation and Amortization. Depreciation and amortization was $36.1 million and $36.9 million during the years ended December 31, 2012 and 2011, respectively. The decrease was primarily due to our change in estimated useful lives resulting in $15.4 million less expense than it would have been under the previous estimated useful lives on assets held at December 31, 2011, partially offset by the effects of expanding our company-controlled data centers, P-NAP infrastructure and capitalized software.

Exit Activities, Restructuring and Impairments.  For the year ended December 31, 2012, exit activities, restructuring and impairments were $1.4 million during the year ended December 31, 2012, compared to $2.8 million during the same period in 2011.

Exit activities and restructuring charges were $1.0 million and $2.3 million during the years ended December 31, 2012 and 2011, respectively. The charges in both years primarily related to subsequent plan adjustments we made in sublease income assumptions for certain properties included in our previously-disclosed exit and restructuring plans. Due to current economic conditions, these adjustments extend the period during which we do not anticipate receiving sublease income from those properties given our expectation that it will take longer to find sublease tenants and the increased availability of space in each of these markets where we have unused space.

Impairment charges, related to developed software, were $0.4 million and $0.5 million during the years ended December 31, 2012 and 2011, respectively. While Voxel’s products are complementary to our existing IT Infrastructure services, we will not use certain of our assets in the same manner as we would have used them had the acquisition not taken place. As such, we evaluated our suite of IT Infrastructure services for impairment. The evaluation resulted in an impairment charge for both years to developed software related to our cloud portal functionality, included in the data center services segment.

Interest Expense. Interest expense increased to $7.6 million during the year ended December 31, 2012, compared to $3.7 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes was $0.5 million during the year ended December 31, 2012, compared to a benefit for income taxes of $5.6 million during the same period in 2011. The variance was primarily due to a $6.1 million deferred tax benefit, recorded during 2011, resulting from Voxel purchase accounting.
Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2012 and 2011 was 11% and (72%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance primarily from Voxel purchase accounting during 2011 and state income taxes.

Years Ended December 31, 2011 and 2010

Data Center Services

Revenues for data center services increased $5.3 million, or 4%, to $133.5 million during the year ended December 31, 2011, compared to $128.2 million during the same period in 2010. The increase in revenue was primarily due to net revenue growth in company-controlled colocation and hosting services.

Direct costs of data center services, exclusive of depreciation and amortization, decreased $3.9 million, or 5%, to $78.9 million during the year ended December 31, 2011, compared to $82.8 during the same period in 2010. The decrease was primarily the result of the termination of partner leases related to our proactive churn program.  Direct costs of data center services as a percentage of corresponding revenues was 59% during the year ended December 31, 2011, as compared to 65% during the same period in 2010.

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

Cash-based compensation and benefits increased $1.1 million to $52.7 million during the year ended December 31, 2011 from $51.6 million during the same period in 2010. The increase was primarily due to a $3.8 million increase in cash-based compensation and payroll taxes related to a higher employee headcount and increased salary levels, a $0.6 million increase in severance and a $0.8 million increase attributable to credits we recorded in 2010 related to prior years’ HQC, partially offset by a $3.3 million decrease due to capitalized payroll costs and benefits related to software development in 2011 and a $0.5 million decrease in insurance expense.

Stock-based compensation decreased $0.6 million to $4.0 million during the year ended December 31, 2011 from $4.6 million during the same period in 2010. The decrease was primarily due to $0.4 million related to differences in vesting terms for grants in 2010 as compared to those in 2011 and $0.3 million for capitalized costs related to software development in 2011. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

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

General and Administrative. General and administrative costs increased 3% to $34.0 million during the year ended December 31, 2011 from $33.0 million during the same period in 2010. The increase was primarily due to (a) a $1.3 million increase in cash-based compensation costs, (b) a $0.5 million increase attributable to credits we recorded in 2010 related to prior years’ HQC, (c) a $0.6 million increase in severance, (d) a $0.6 million increase in non-capitalized software and support and (e) a $1.3 million increase in professional services, which included $0.6 million of Voxel acquisition costs, partially offset by (x) a $2.6 million decrease due to capitalized payroll costs related to software development during the year ended December 31, 2011, (y) a $0.4 million decrease in stock-based compensation and (z) a $0.3 million decrease in taxes, licenses and fees.

Depreciation and Amortization. Depreciation and amortization increased 22% to $36.9 million during the year ended December 31, 2011, compared to $30.2 million during the same period in 2010. The increase was primarily due to the effects of our expansion of company-controlled data centers and network infrastructure.

Exit Activities, Restructuring and Impairments. For the year ended December 31, 2011, exit activities, restructuring and impairments were $2.8 million during the year ended December 31, 2011, compared to $1.4 million during the same period in 2010.

Exit activities and restructuring charges were $2.3 million and $1.4 million during the years ended December 31, 2011 and 2010, respectively. The charges in both years primarily related to subsequent plan adjustments we made in sublease income assumptions for certain properties included in our previously-disclosed exit and restructuring plans.

Impairment charges were $0.5 million, related to developed software, and $0 during the years ended December 31, 2011 and 2010, respectively.

Interest Expense. Interest expense increased to $3.7 million during the year ended December 31, 2011, compared to $2.2 million during the same period in 2010. The increase in interest expense was primarily due to new capital lease obligations related to our expansion of company-controlled data centers.

(Benefit) Provision for Income Taxes. The benefit for income taxes was $5.6 million during the year ended December 31, 2011, compared to a provision of $1.0 million during the same period in 2010. The variance was primarily due to a $6.1 million deferred tax benefit resulting from Voxel purchase accounting that offset our existing income tax expense of $0.5 million. The $6.1 million deferred tax benefit lowered our consolidated net deferred tax asset and required a release of valuation allowance. Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2011 and 2010 was (72%) and 31%, respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance primarily from Voxel purchase accounting and state income taxes.

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities, existing cash on hand and utilizing additional borrowings under our credit facility described below in “Capital Resources—Credit Agreement”. Our capital requirements depend on a number of factors, including the continued market acceptance of our IT Infrastructure services and the ability to expand and retain our customer base. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our IT Infrastructure services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2012, we had a net loss of $4.3 million. As of December 31, 2012, our accumulated deficit was $1.0 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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

As of December 31, 2012, the revolving credit facility had an outstanding balance of $30.5 million and we issued $13.6 million letters of credit, resulting in $25.9 million in borrowing capacity. The term loan had an outstanding principal amount of $65.5 million, which we repay in $875,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on August 30, 2015. As of December 31, 2012, the interest rate on the revolving credit facility and term loan was 3.7%.  Subsequent to December 31, 2012, we relieved $5.0 million in letters of credit in conjunction with the settlement of our accrued contingent consideration. See note 9 to the accompanying consolidated financial statements for information on the accrued contingent consideration.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio. As of December 31 2012, we were in compliance with these covenants. We summarize the credit agreement in note 10 to the accompanying consolidated financial statements.

Capital Leases.  During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During March 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $7.4 million. In addition, during 2012, we entered into a capital lease for network equipment for $2.7 million.

Our future minimum lease payments on all remaining capital lease obligations at December 31, 2012 were $48.6 million. We summarize our existing capital lease obligations in note 10 to the accompanying consolidated financial statements.

In addition, in October 2012, we entered into a lease for new company-controlled data center space to expand our existing services in the metro New York area. This long term lease will increase our company-controlled data center footprint by approximately 55,000 net sellable square feet over time. In January 2013, we took possession of the space when it was available according to the lease and recorded the related property and equipment and corresponding capital lease obligation of $9.4 million.

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

The following table summarizes our commitments and other obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Revolving credit facility(1)	$33,564	$1,150	$32,414	$—	$—
Term loan(1)	71,653	5,921	65,732	—	—
Capital lease obligations, including interest	69,833	8,710	18,299	16,227	26,597
Operating lease commitments	149,476	29,030	49,143	36,177	35,126
Service and purchase commitments(2)	15,710	6,304	7,035	1,942	429

	$340,236	$51,115	$172,623	$54,346	$62,152

(1)	At December 31, 2012, the interest rate was 3.7% and the projected interest included in the debt payments above incorporates this rate.

(2)
Subsequent to December 31, 2012, we signed a minimum purchase commitment for data center services of $36.0 million to be paid over three years starting March 2013. This commitment renews our relationship with an existing data center vendor.

Cash Flows

Operating Activities

Year Ended December 31, 2012.  Net cash provided by operating activities during the year ended December 31, 2012 was $43.7 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $43.9 million, while changes in operating assets and liabilities used cash from operations of $(0.2) million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

The primary non-cash adjustment for the year ended December 31, 2012 was $40.9 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $5.9 million for stock-based compensation expense. The changes in operating assets and liabilities included a $1.4 million increase in accounts receivable, a $2.4 million increase in accrued liabilities and a $1.7 million decrease in exit activities and restructuring liability.

Days sales outstanding at December 31, 2012 was 25 days, down from 27 days at December 31, 2011. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

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

Investing Activities

Year Ended December 31, 2012. Net cash used in investing activities during the year ended December 31, 2012 was $79.7 million, primarily due to capital expenditures of $74.9 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure. In addition, we paid $4.8 million in accrued contingent consideration for technology deliverables attributable to the Voxel acquisition.

Year Ended December 31, 2011. Net cash used in investing activities during the year ended December 31, 2011 was $96.3 million, due to capital expenditures of $68.6 million and the Voxel acquisition, net of cash received, of $27.7 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Year Ended December 31, 2010. Net cash used in investing activities during the year ended December 31, 2010 was $55.2 million, due to capital expenditures of $62.2 million, offset by maturities of investments in marketable securities of $7.0 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Year Ended December 31, 2012. Net cash provided by financing activities during the year ended December 31, 2012 was $34.6 million, primarily due to $40.4 million proceeds received on the credit agreement, partially offset by principal payments of $3.3 million each on the credit agreement and capital lease obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. Although our current strategy for managing interest rate risk does not include the use of derivative securities, in the future we may utilize these securities solely for the management of interest rate risk. As of December 31, 2012, our long-term debt consisted of $65.5 million borrowed under our term loan and $30.5 million borrowed under our revolving credit facility. Interest on the term loan was 3.7% based on either (a) the Base Rate (as defined in the credit agreement) plus 3.50 percentage points, or (b) the LIBOR Rate (as defined in the credit agreement) plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 3.7% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $1.0 million per year, assuming we do not increase our amount outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2013, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

Code of Conduct

We have adopted a code of conduct that applies to our officers and all of our employees. A copy of the code of conduct is available on our website at www.internap.com. We will furnish copies without charge upon request at the following address: Internap Network Services Corporation, Attn: SVP, Legal Services, One Ravinia Drive, Suite 1300, Atlanta, Georgia 30346.

If we make any amendments to the code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from the addendum to this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a current report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2013, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our annual meeting of stockholders to be held in 2013, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our annual meeting of stockholders to be held in 2013, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our annual meeting of stockholders to be held in 2013, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, is incorporated in this Form 10-K by reference.

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

10.12
Form of Stock Option Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.13*	Employment Security Plan dated November 14, 2007.+

10.14	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.15
Credit Agreement, dated as of November 2, 2010, by and among the Company, Wells Fargo Capital Finance, LLC, as Agent for the lenders and the other lenders identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2010)†

10.16
Security Agreement, dated as of November 2, 2010, among the Company, and certain of its subsidiaries party thereto from time to time, as Grantors, and Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.17
General Continuing Guaranty, dated as of November 2, 2010, executed by CO Space, Inc.; CO Space Services, LLC; CO Space Services Texas, LP; CO Space Properties, LLC and CO Space Properties Texas, LP in favor of Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.18	Joinder, Consent and First Amendment to Credit Agreement by and among the Company, Wells Fargo Capital Finance, LLC, Royal Bank of Canada, Fifth Third Bank, Sun Trust Bank and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2012).†

10.19
Fourth Amendment to Credit Agreement dated August 30, 2012 by and among the Company and Wells Fargo Capital Finance, LLC as agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2012).†

10.20
Lease Agreement by and between Cousins Properties Incorporated and CO Space Services, LLC, originally dated January 10, 2000 and as amended through February 26, 2007 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2011.†§

10.21	Joinder Agreement to the Employment Security Plan executed by George E. Kilguss (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 28, 2008).+

10.22	Joinder Agreement to the Employment Security Plan executed by Steven A. Orchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2010). +

10.23	Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.24	Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 2, 2009.+

10.25	Employment Security Agreement executed by Kevin M. Dotts (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012).+

10.26	Employment Security Agreement executed by Richard Shank (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed February 23, 2012).+

10.27	2012 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed February 23, 2012).+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director the Company.

32.2*	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
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
Date: February 21, 2013
	By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Eric Cooney
J. Eric Cooney	President, Chief Executive Officer and Director	February 21, 2013
(Principal Executive Officer)

/s/ Kevin M. Dotts
Kevin M. Dotts	Chief Financial Officer	February 21, 2013
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	February 21, 2013

/s/ Charles B. Coe
Charles B. Coe	Director	February 21, 2013

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	February 21, 2013

/s/ Kevin L. Ober
Kevin L. Ober	Director	February 21, 2013

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	February 21, 2013

/s/ Michael A. Ruffolo
Michael A. Ruffolo	Director	February 21, 2013

/s/ Debora J. Wilson
Debora J. Wilson	Director	February 21, 2013

Internap Network Services Corporation

i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Network Services Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Network Services Corporation and their subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 21, 2013

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Revenues:
Data center services	$167,286	$133,453	$128,200
Internet protocol (IP) services	106,306	111,175	115,964
Total revenues	273,592	244,628	244,164

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	90,604	78,907	82,761
IP services	40,350	41,403	44,662
Direct costs of customer support	26,664	21,278	19,861
Direct costs of amortization of acquired technologies	4,718	3,500	3,811
Sales and marketing	31,343	29,715	29,232
General and administrative	38,635	33,952	33,048
Depreciation and amortization	36,147	36,926	30,158
(Gain) loss on disposal of property and equipment, net	(55)	37	116
Exit activities, restructuring and impairments	1,422	2,833	1,411
Total operating costs and expenses	269,828	248,551	245,060
Income (loss) from operations	3,764	(3,923)	(896)

Non-operating expenses:
Interest expense	7,566	3,701	2,170
Other, net	283	165	—
Total non-operating expenses	7,849	3,866	2,170

Loss before income taxes and equity in (earnings) of equity-method investment	(4,085)	(7,789)	(3,066)
Provision (benefit) for income taxes	453	(5,612)	952
Equity in (earnings) of equity-method investment, net of taxes	(220)	(475)	(396)

Net loss	(4,318)	(1,702)	(3,622)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	84	136	(5)

Comprehensive loss	$(4,234)	$(1,566)	$(3,627)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.07)

Weighted average shares outstanding used in computing basic and diluted net loss per share	50,761	50,422	50,467

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$28,553	$29,772
Accounts receivable, net of allowance for doubtful accounts of $1,809 and $1,668, respectively	19,035	18,539
Prepaid expenses and other assets	13,438	13,270

Total current assets	61,026	61,581

Property and equipment, net	248,095	198,369
Investment in joint venture	3,000	2,936
Intangible assets, net	21,342	26,886
Goodwill	59,605	59,471
Deposits and other assets	5,735	5,371
Deferred tax asset, net	1,909	2,096

Total assets	$400,712	$356,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,158	$21,746
Accrued liabilities	11,386	9,152
Deferred revenues	2,991	2,475
Revolving credit facility	—	100
Capital lease obligations	4,504	2,154
Term loan, less discount of $239 and $206, respectively	3,261	2,794
Exit activities and restructuring liability	2,508	2,709
Other current liabilities	169	151

Total current liabilities	46,977	41,281

Deferred revenues	2,669	2,323
Capital lease obligations	44,054	38,923
Revolving credit facility	30,501	—
Term loan, less discount of $388 and $367, respectively	61,612	55,383
Accrued contingent consideration	—	4,626
Exit activities and restructuring liability	3,365	4,884
Deferred rent	15,026	16,100
Other long-term liabilities	903	1,020

Total liabilities	205,107	164,540
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,459 and 52,528 shares outstanding, respectively	54	53
Additional paid-in capital	1,243,801	1,235,554
Treasury stock, at cost, 267 and 231 shares, respectively	(1,845)	(1,266)
Accumulated deficit	(1,046,190)	(1,041,872)
Accumulated items of other comprehensive loss	(215)	(299)

Total stockholders’ equity	195,605	192,170

Total liabilities and stockholders’ equity	$400,712	$356,710

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2012
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2009	50,763	$51	$1,221,456	$(127)	$(1,036,548)	$(430)	$184,402
Net loss	—	—	—	—	(3,622)	—	(3,622)
Foreign currency translation	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	4,809	—	—	—	4,809
Other activity of stock compensation plans	1,254	1	3,419	(393)	—	—	3,027

Balance, December 31, 2010	52,017	52	1,229,684	(520)	(1,040,170)	(435)	188,611
Net loss	—	—	—	—	(1,702)	—	(1,702)
Foreign currency translation	—	—	—	—	—	136	136
Stock-based compensation	—	—	4,499	—	—	—	4,499
Other activity of stock compensation plans	511	1	1,371	(746)	—	—	626

Balance, December 31, 2011	52,528	53	1,235,554	(1,266)	(1,041,872)	(299)	192,170
Net loss	—	—	—	—	(4,318)	—	(4,318)
Foreign currency translation	—	—	—	—	—	84	84
Stock-based compensation	—	—	6,285	—	—	—	6,285
Other activity of stock compensation plans	931	1	1,962	(579)	—	—	1,384

Balance, December 31, 2012	53,459	$54	$1,243,801	$(1,845)	$(1,046,190)	$(215)	$195,605

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,318)	$(1,702)	$(3,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,865	40,426	33,969
(Gain) loss on disposal of property and equipment, net	(55)	37	116
Impairment of capitalized software	438	526	—
Stock-based compensation expense, net of capitalized amount	5,858	3,983	4,631
Equity in (earnings) of equity-method investment	(220)	(475)	(396)
Provision for doubtful accounts	932	1,082	1,253
Non-cash change in capital lease obligations	705	1,044	630
Non-cash change in accrued contingent consideration	124	—	—
Non-cash change in deferred rent	(1,073)	(555)	237
Deferred income taxes	204	(5,734)	471
Other, net	521	263	—
Changes in operating assets and liabilities:
Accounts receivable	(1,428)	(1,186)	(156)
Prepaid expenses, deposits and other assets	(671)	(2,282)	(2,577)
Accounts payable	413	(5,209)	8,147
Accrued and other liabilities	2,304	(247)	(1,216)
Deferred revenues	862	(970)	(907)
Exit activities and restructuring liability	(1,719)	(371)	(978)
Net cash flows provided by operating activities	43,742	28,630	39,602

Cash Flows from Investing Activities:
Purchases of property and equipment	(74,947)	(68,542)	(62,184)
Payment of accrued contingent consideration	(4,750)	—	—
Voxel acquisition, net of cash received	—	(27,723)	—
Maturities of investments in marketable securities	—	—	7,000
Net cash flows used in investing activities	(79,697)	(96,265)	(55,184)

Cash Flows from Financing Activities:
Proceeds from credit agreement	40,401	39,853	78,036
Principal payments on credit agreement	(3,250)	(1,000)	(78,750)
Payment of debt issuance costs	(543)	(253)	(518)
Payments on capital lease obligations	(3,303)	(1,190)	(446)
Proceeds from exercise of stock options	2,469	1,372	3,420
Tax withholdings related to net share settlements of restricted stock awards	(1,085)	(746)	(393)
Other, net	(118)	(135)	(125)
Net cash flows provided by financing activities	34,571	37,901	1,224
Effect of exchange rates on cash and cash equivalents	165	(76)	14
Net decrease in cash and cash equivalents	(1,219)	(29,810)	(14,344)
Cash and cash equivalents at beginning of period	29,772	59,582	73,926
Cash and cash equivalents at end of period	$28,553	$29,772	$59,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,646	$3,293	$2,058
Cash paid for income taxes	189	267	395
Non-cash acquisition of property and equipment under capital leases	10,079	19,565	16,783
Capitalized stock-based compensation	427	516	178

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“we,” “us,” “our” or “Internap”) provides intelligent information technology (“IT”) Infrastructure services that combine superior performance and platform flexibility to enable our customers to focus on their core business, improve service levels and lower the cost of IT operations. We provide services at 43 data centers across North America, Europe and the Asia-Pacific region and through 84 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks are described in “Risk Factors” in this Annual Report on Form 10-K.

We have a history of quarterly and annual period net losses, including for each of the three years in the period ended December 31, 2012. At December 31, 2012, our accumulated deficit was $1.0 billion. However, during the years ended December 31, 2012, 2011 and 2010, we generated net cash flows from operating activities of $43.7 million, $28.6 million and $39.6 million, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated significant inter-company transactions and balances in consolidation.

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

Investment in Joint Venture

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2012, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

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

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. As of January 1, 2012, estimated useful lives used for network equipment are generally five years; furniture, equipment and software are five to seven years; and leasehold improvements are 10 to 25 years or over the lease term, depending on the nature of the improvement. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

Leases

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the assets over 10 years or over the lease term, depending on the nature of the improvement, but in no event beyond the expected lease term. The duration of lease obligations and commitments ranges from four years for office equipment to 25 years for facilities. For leases determined to be operating leases, we record lease expense on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when we control the leased property, which is typically before lease payments begin under the terms of the lease. We record the difference between the expense in our consolidated statements of operations and comprehensive loss and the amount we pay as deferred rent, which we include in our consolidated balance sheets.

Costs of Computer Software Development

We capitalize internal-use software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $6.7 million, $9.8 million and $4.9 million in internal-use software costs during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the balance of unamortized internal-use software costs was $16.7 million and $13.4 million, respectively, and during the years ended December 31, 2012 and 2011, amortization expense was $3.4 million and $2.1 million, respectively.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment. We consider the carrying value of a long-lived asset impaired when the undiscounted cash flows from such asset are separately identifiable and we estimate them to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. We would determine losses on long-lived assets to be disposed of in a similar manner, except that we would reduce fair values by the cost of disposal. We charge losses due to impairment of long-lived assets to operations during the period in which we identify the impairment. During 2012 and 2011, we concluded that an impairment indicator existed to cause us to reassess our developed software. Following the reassessment, further described in note 4, we recorded an impairment charge of $0.4 million and $0.5 million, in the years ended December 31, 2012 and  2011, respectively, which is included in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

For purposes of valuing our goodwill and other intangible assets, we have the following three reporting units: IP products, IP services and data center services. All reporting units have goodwill.  We did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost of the acquired technologies over their useful lives of five to eight years and 10 years for customer relationships and trade names. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2012.

Exit Activities and Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. If we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. If circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding exit activities and restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our exit activities and restructuring accrual.

Taxes

We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and we measure the tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We maintain a valuation allowance to reduce our deferred tax assets to their estimated realizable value. We may recognize deferred tax assets in future periods if and when we estimate them to be realizable and supported by historical trends of profitability and future expectations within each tax jurisdiction.

We evaluate liabilities for uncertain tax positions and we recognized $0.3 million for associated liabilities during each of the years ended December 31, 2012 and 2011. We recorded nominal interest and penalties arising from the underpayment of income taxes in “General and administrative” expenses in our consolidated statements of operations and comprehensive loss.

As of December 31, 2012 and 2011, we accrued $48,000 for interest and penalties related to uncertain tax positions. No additional interest and penalties accrued during 2012.

We account for telecommunication, sales and other similar taxes on a net basis in “General and administrative” expense in our consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the calculated fair value of the award. We recognize the expense over the employee’s requisite service period, generally the vesting period of the award. The fair value of restricted stock is the market value on the date of grant. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions, such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

Treasury Stock

As permitted by our stock-based compensation plans, we acquire shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation.  We no longer reissue shares of treasury stock acquired from employees after June 30, 2011.

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

We determine data center revenues by occupied square feet and both allocated and variable-based usage. Data center revenues include both physical space for hosting customers’ network and other equipment plus associated services such as power and network connectivity, environmental controls and security.

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

We also enter into multiple-element arrangements, or bundled services. When we enter into such arrangements, we account for each element separately over its respective service period provided that we have objective evidence of fair value for the separate elements. Objective evidence of fair value includes the price charged for the element when sold separately. If we cannot objectively determine the fair value of each element, we recognize the total value of the arrangement ratably over the entire service period to the extent that we have begun to provide the services, and we have satisfied other revenue recognition criteria.

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

Vendor-specific objective evidence is generally limited to the price charged when we sell the same or similar service separately. If we seldom sell a service separately, it is unlikely that we will determine vendor-specific objective evidence for the service. We define vendor-specific objective evidence as an average price of recent standalone transactions that we price within a narrow range as defined by us.

We determine third-party evidence based on the prices charged by our competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing to substantiate third-party evidence and therefore we may not always be able to use this measure.

If we are unable to establish selling price using vendor-specific objective evidence or third-party evidence, and we receive or materially modify a sales order after our implementation date of January 1, 2011, we use best estimated selling price in our allocation of arrangement consideration. The objective of best estimated selling price is to determine the price at which we would transact if we sold the service on a standalone basis. Our determination of best estimated selling price involves a weighting of several factors including, but not limited to, pricing practices and market conditions.

We analyze the selling prices used in our allocation of arrangement consideration on an annual basis at a minimum. We will analyze selling prices on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting under the new guidance if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return relative to delivered services.

We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately five years for 2012 and four years for 2011 and 2010. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk. In addition, we record a reserve amount for service level agreements and other sales adjustments.

Research and Development Costs

Research and development costs, which include product development costs, are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $2.0 million, $0.2 million and $1.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. These costs do not include $6.7 million, $9.8 million and $4.9 million of internal-use software costs capitalized during the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2012, 2011 and 2010 were $2.5 million, $2.1 million and $2.0 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss and net loss available to common stockholders	$(4,318)	$(1,702)	$(3,622)
Weighted average shares outstanding, basic and diluted	50,761	50,422	50,467

Net loss per share, basic and diluted	$(0.09)	$(0.03)	$(0.07)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,909	5,816	5,750

Segment Information

We use the management approach for determining which, if any, of our services and products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal reporting that management uses for making operating decisions and assessing performance as the source of any reportable segments. As described in note 11, we operate in two business segments: data center services and IP services.

We include the operations of Voxel Holdings, Inc. (“Voxel”), acquired in December 2011, in our data center services segment.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires an entity to (a) present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The guidance is effective for reporting periods after December 15, 2012. Because the guidance impacts presentation only, it will have no effect on our financial condition or results of operations.

In December 2011, FASB issued new guidance that requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, FASB issued new guidance that applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for fiscal years beginning on or after January 1, 2013. Early adoption is not permitted, but this guidance will be applied retrospectively for any period presented that begins before the date of initial application. We do not expect adoption of this guidance to have a material impact on our financial statements.

During July 2012, FASB issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect adoption to have an impact on our financial condition or results of operations.

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

During January 2012, we adopted new accounting guidance related to the presentation of comprehensive income, which requires the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance also requires the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the guidance related to the presentation of reclassification adjustments was deferred. Because the guidance impacts presentation only, it had no effect on our financial condition or results of operations.

During January 2012, we adopted new accounting guidance which allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment. We will be required to perform the two-step impairment test only if we conclude, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. We elected to apply the quantitative assessment for the annual impairment test for the year ended December 31, 2012. We may consider the qualitative assessment when performing our next annual test for impairment.

3.	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2012:
Available for sale securities:
Money market funds(1)	$5,003	$—	$—	$5,003

December 31, 2011:
Available for sale securities:
Money market funds(1)	$9,237	$—	$—	$9,237
Accrued contingent consideration(2)	$—	$—	$4,626	$4,626

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2012 and 2011 in addition to $23.6 million and $20.6 million, respectively, of cash. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)	The fair value of accrued contingent consideration was calculated by discounting the known settlement amount of $5.0 million using the borrowing rate from our credit facility.

The following table provides a summary of changes in our Level 3 financial asset, accrued contingent consideration, for the years ended December 31, 2011 and 2012 (in thousands):

Balance, January 1, 2011	$—
Accrued contingent consideration from Voxel purchase, less fair value adjustment	4,626
Balance, December 31, 2011	4,626
Fair value adjustments	374
Payment, gross of settlement adjustment of $250 (note 9)	(5,000)
Balance, December 31, 2012	$—

The fair value of our Level 3 liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$65,500	$65,180	$58,750	$58,571
Revolving credit facility	30,501	30,342	100	100
Other liabilities	350	363	501	509

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Network equipment	$129,168	$121,477
Network equipment under capital lease	6,386	5,662
Furniture and equipment	17,955	11,387
Software	45,011	38,417
Leasehold improvements	279,219	231,701
Buildings under capital lease	43,325	36,030
Property and equipment, gross	521,064	444,674
Less: accumulated depreciation and amortization ($11,351 and $6,353 related to capital leases at December 31, 2012 and 2011, respectively)	(272,969)	(246,305)

	$248,095	$198,369

During 2012 and 2011, we determined that we would not use certain items and recorded an impairment charge of $0.4 million and $0.5 million, respectively, to developed software related to products and product support software primarily in our data center services segment. We include the impairment charge in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.

During January 2012, we reassessed the estimated useful lives of certain assets included in our property and equipment, as we determined we were generally using these assets longer than originally anticipated. As a result, the estimated useful lives of these assets were affected as follows:

	Estimated Useful Life (in years)
	Original	Revised
Network equipment	3	5
C Capitalized software	3	5
Leasehold improvements	7	10-25

Effective January 1, 2012, we accounted for the change in estimated useful lives as a change in accounting estimate on a prospective basis. For the year ended December 31, 2012, depreciation and amortization expense was $15.4 million less than it would have been under the previous estimated useful lives. The per share effect of this change was $0.30 for the year ended December 31, 2012.

We summarize depreciation and amortization of property and equipment associated with direct costs of network, sales and services and other depreciation expense as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Direct costs of network, sales and services	$33,019	$36,040	$26,930
Other depreciation and amortization	3,128	886	3,228
Subtotal	36,147	36,926	30,158
Amortization of acquired technologies	4,718	3,500	3,811
Total depreciation and amortization	$40,865	$40,426	$33,969

We retired $8.5 million of assets with accumulated depreciation of $8.5 million during the year ended December 31, 2012, $12.8 million of assets with accumulated depreciation of $12.7 million during the year ended December 31, 2011 and $9.0 million of assets with accumulated depreciation of $8.9 million during the year ended December 31, 2010. We capitalized an immaterial amount of interest for each of the three years in the period ended December 31, 2012.

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

We include our investment activity in the joint venture in the IP services segment as summarized below (in thousands):

	Year Ended December 31,
	2012	2011
Investment balance, January 1	$2,936	$2,265
Proportional share of net income	220	475
Unrealized foreign currency translation (loss) gain, net	(156)	196
Investment balance, December 31	$3,000	$2,936

Audited summarized financial information for Internap Japan is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Current assets	$5,192	$6,462	$5,372
Long-term assets	1,819	712	658
Current liabilities	1,406	1,355	1,288
Long-term liabilities	24	26	—
Net sales	10,536	11,636	10,357
Operating income	651	850	836
Net income	372	787	813

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the years ended December 31, 2012 and 2011, we did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one. In addition, we considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to our August 1, 2012 valuation date.

The carrying amount of goodwill for each of the two years ended December 31, 2012 is as follows (in thousands):

	Data Center Services	IP Services	Total
Balance, December 31, 2011:
Goodwill	$20,007	$152,087	$172,094
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$20,007	$39,464	$59,471

Balance, December 31, 2012:
Goodwill	$20,141	$152,087	$172,228
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$20,141	$39,464	$59,605

Other Intangible Assets

During the years ended December 31, 2012 and 2011, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets.

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$43,627	$(29,561)	$43,627	$(24,844)
Customer relationships and trade names	32,247	(24,971)	32,247	(24,144)
	$75,874	$(54,532)	$75,874	$(48,988)

Amortization expense for intangible assets during the years ended December 31, 2012, 2011 and 2010 was $5.5 million, $3.5 million and $6.1 million, respectively. As of December 31, 2012, remaining amortization expense is as follows (in thousands):

2013	$5,546
2014	5,546
2015	2,606
2016	2,018
2017	1,338
Thereafter	4,288
$21,342

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Compensation and benefits payable	$6,366	$4,723
Telecommunications, sales, use and other taxes	1,737	1,602
Customer credit balances	1,584	1,273
Other	1,699	1,554
	$11,386	$9,152

8.	EXIT ACTIVITIES AND RESTRUCTURING

In prior years, we implemented exit activities and restructuring plans that resulted in substantial charges for our real estate obligations. In addition, during the year ended December 31, 2012, we recorded initial exit activity charges related to ceasing use of an office facility, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We included these initial exit activity charges and subsequent plan adjustments in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss.

The following table displays the transactions and balances for exit activities and restructuring charges during the years ended December 31, 2012 and 2011 (in thousands):

	December 31, 2011 Exit and Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2012 Exit and Restructuring Liability
Real estate obligations:
2012 exit activity	$—	$61	$(9)	$(19)	$33
2011 exit activity	361	—	(87)	(161)	113
2007 restructuring	5,162	—	1,018	(1,935)	4,245
2001 restructuring	2,070	—	187	(775)	1,482
	$7,593	$61	$1,109	$(2,890)	$5,873

	December 31, 2010 Exit and Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2011 Exit and Restructuring Liability
Real estate obligations:
2011 exit activity	$—	$421	$60	$(120)	$361
2010 exit activity	12	—	—	(12)	—
2007 restructuring	5,635	—	1,124	(1,597)	5,162
2001 restructuring	2,317	—	474	(721)	2,070
	$7,964	$421	$1,658	$(2,450)	$7,593

9.	ACCRUED CONTINGENT CONSIDERATION

In conjunction with our acquisition of Voxel in December 2011, we recorded a liability for accrued contingent consideration of $5.0 million, at its fair value of $4.6 million, to be paid, estimated in December 2013, if we received certain technology deliverables.  In December 2012, the technology deliverables were received and a settlement was reached for an earlier and reduced payment of $4.8 million.  For the year ended December 31, 2012, the net of the revised payment and fair value adjustments was $0.1 million and is included as a non-operating expense in “Other, net” on the accompanying consolidated statements of operations and comprehensive loss.

10.	COMMITMENTS, CONTINGENCIES AND LITIGATION

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

The interest rate on the revolving credit facility will be either: (a) the Base Rate (as defined in the credit agreement) plus 1.75 percentage points or (b) the LIBOR Rate (as defined in the credit agreement) plus 3.50 percentage points, as we elect from time to time. The interest rate on the term loan facility will be either (x) the Base Rate plus 3.50 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio. As of December 31, 2012, we were in compliance with these covenants.

Our obligations are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

We recorded a debt discount of $0.3 million related to costs incurred for the amended term loan. In addition, since the recording of the Amendment was a modification of the credit agreement, we will continue to amortize the previously recorded debt discount over the new term. During the year ended December 31, 2012, we amortized $0.2 million of the debt discount, as interest expense, using the effective interest method over the life of the loan.

A summary of our credit agreement as of December 31, 2012 and December 31, 2011 is as follows (dollars in thousands):

	December 31,
	2012	2011
Credit limit:
Revolving credit facility	$70,000	$60,000
Term loan	67,300	59,000
Outstanding balance on revolving credit facility, due August 2015	30,501	100
Outstanding principal balance on the term loan, less unamortized discount of $627 and $573, respectively, due August 2015	64,873	58,177
Letters of credit issued	13,578	11,130
Borrowing capacity	25,921	48,770
Interest rate – term loan	3.7%	3.8%
Interest rate – revolving credit facility	3.7%	5.0%

Maturities of the term loan are as follows:
2013	$3,500
2014	3,500
2015	58,500
	$65,500

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of December 31, 2012, our capital leases had expiration dates ranging from 2013 to 2023.

During 2011, we entered into a capital lease for new corporate office space in Atlanta, Georgia due to our Atlanta data center expansion into our then-existing corporate office space. During March 2012, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $7.4 million. In addition, during 2012, we entered into a capital lease for network equipment for $2.7 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2012, are as follows (in thousands):

2013	$8,710
2014	8,933
2015	9,366
2016	8,357
2017	7,870
Thereafter	26,597
Remaining capital lease payments	69,833
Less: amounts representing imputed interest	(21,275)
Present value of minimum lease payments	48,558
Less: current portion	(4,504)
$44,054

Operating Leases

We have entered into leases for data center, P-NAP and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2012 (in thousands):

2013	$29,030
2014	28,412
2015	20,731
2016	20,825
2017	15,352
Thereafter	35,126
$149,476

Rent expense was $24.7 million, $23.2 million and $22.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2012 (in thousands):

2013	$6,304
2014	4,107
2015	2,928
2016	1,552
2017	390
Thereafter	429
$15,710

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

While we will vigorously contest the securities class action and derivative action lawsuits, we cannot determine the final resolution of the lawsuits or when they might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation described above may have a material adverse impact on our financial results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

As of December 31, 2012, we determined that we could not reasonably estimate the potential loss with respect to the litigation described above, and as a result, we have not recognized any accruals for loss related to such pending litigation and cannot estimate losses exceeding amounts previously recognized in connection with these matters, which consisted of expenses in the aggregate of $0.5 million in 2008 and 2009.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

11.	OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation, hosting and cloud services.  Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Hosting and cloud services involve the provision and maintenance of customers’ hardware, operating system software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.  Our IP services segment includes our patented Performance IP™ service, CDN services and IP routing and hardware and software platform.

The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Data center services	$167,286	$133,453	$128,200
IP services	106,306	111,175	115,964
Total revenues	273,592	244,628	244,164

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	90,604	78,907	82,761
IP services	40,350	41,403	44,662
Total direct costs of network, sales and services, exclusive of depreciation and amortization	130,954	120,310	127,423

Segment profit:
Data center services	76,682	54,546	45,439
IP services	65,956	69,772	71,302
Total segment profit	142,638	124,318	116,741

Exit activities, restructuring and impairments	1,422	2,833	1,411
Other operating expenses, including direct costs of customer support, depreciation and amortization	137,452	125,408	116,226
Income (loss) from operations	3,764	(3,923)	(896)
Non-operating expense	7,849	3,866	2,170
Loss before income taxes and equity in (earnings) of equity-method investment	$(4,085)	$(7,789)	$(3,066)

Total assets by segment are as follows (in thousands):

	December 31,
	2012	2011
Data center services	$233,727	$215,004
IP services	166,985	141,706
	$400,712	$356,710

For the years ended December 31, 2012, 2011 and 2010, revenues generated and long-lived assets located outside the U.S. were less than 10% of our total revenues and assets.

We present goodwill by segment in note 6, and as discussed in that note, we did not record an impairment charge during the years ended December 31, 2012 and 2011.

12.	STOCK-BASED COMPENSATION PLANS

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

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2012	2011	2010
Direct costs of customer support	$936	$659	$755
Sales and marketing	929	835	944
General and administrative	3,993	2,489	2,932
	$5,858	$3,983	$4,631

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses.  During the three years ended December 31, 2012, 2011 and 2010, we capitalized $0.4 million, $0.5 million and $0.2 million, respectively, of stock-based compensation.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2012, 2011 and 2010, were expected terms of 4.4, 4.2 and 4.2 years, respectively; historical volatilities of 78%, 78% and 80%, respectively; risk free interest rates of 0.7%, 1.6% and 1.9%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $4.51, $4.02 and $3.07 during the years ended December 31, 2012, 2011 and 2010, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our Amended and Restated 2005 Incentive Stock Plan (the “2005 Plan”), we may issue stock options, stock appreciation rights, restricted stock and stock unit grants to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2005 Plan. As of December 31, 2012, 3.8 million shares of stock were available for issuance.

For all stock-based compensation plans, the exercise price for each stock option may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Stock options become exercisable as determined at the grant date by the compensation committee of our board of directors. Stock options generally vest 25% after one year and monthly or quarterly over the following three years. Conditions, if any, under which stock will be issued under stock grants or cash will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2005 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee: a minimum one-year vesting period for time-based stock option and stock appreciation rights and a minimum three-year vesting period for time-based stock grants, except as described below for non-employee directors. If awards are performance-based, then performance must be measured over a period of at least one year. The 2005 Plan limits the number of shares that may be granted as full value awards (that is, grants other than in the form of stock options or stock appreciate rights) to 50% of the total number of shares available for issuance. In general, when awards granted under the 2005 Plan expire or are canceled without having been fully exercised, the shares reserved for those awards will be returned to the share reserve and be available for future awards. However, shares of common stock that are delivered by the grantee or withheld by us as payment of the exercise price in connection with the exercise of an option or payment of the tax withholding obligation in connection with any award will not be returned to the share reserve. We have reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

During 2012 and 2011, the value of the equity grants received by non-employee directors was $77,000 and $75,000, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.  In 2010, the value of the equity grants received by non-employee directors was $37,500 in the form of fully vested options and $37,500 of restricted stock that vests in three annual installments on the anniversary of grant. As of December 31, 2012, 0.3 million stock options granted to non-employee directors were outstanding.

Stock option activity during the year ended December 31, 2012 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2011	4,643	$6.13
Granted	1,632	7.64
Exercised	(516)	4.79
Forfeitures and post-vesting cancellations	(1,058)	7.09
Balance, December 31, 2012	4,701	$6.57
Exercisable, December 31, 2012	2,532	$6.31

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2012 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	2,532	4,376
Weighted-average exercise price	$6.31	$6.52
Aggregate intrinsic value	$4,921,295	$5,917,234
Weighted-average remaining contractual term (in years)	6.0	7.1

The total intrinsic value of stock options exercised was $1.2 million, $0.9 million and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2012 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2011	1,165	$5.10
Granted	772	7.10
Vested	(520)	3.85
Forfeited	(210)	6.32
Unvested balance, December 31, 2012	1,207	$4.96

The total fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was $3.7 million, $2.5 million and $1.7 million, respectively. The total intrinsic value at December 31, 2012 of all unvested restricted stock was $8.3 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2012 was as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$6,113	$3,566	$9,679
Weighted-average remaining recognition period (in years)	2.6	2.0	2.4

13.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.7 million, $0.7 million and $0.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.

14.	INCOME TAXES

The current and deferred income tax provision (benefit) was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$12	$194
State	165	140	351
Foreign	—	—	—
	165	152	545
Deferred:
Federal	—	(6,002)	—
State	—	—	1
Foreign	288	238	406
	288	(5,764)	407
Net income tax provision (benefit)	$453	$(5,612)	$952

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax at statutory rates	(34)%	(34)%	(34)%
Foreign income tax (benefit)	—	6	(10)
State income tax	(2)	(3)	8
Other permanent differences	3	4	2
Statutory tax rate change	4	2	3
Compensation	9	2	7
Change in valuation allowance	31	(49)	55

Effective tax rate	11%	(72)%	31%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2012	2011
Current deferred income tax assets:
Provision for doubtful accounts	$2,457	$3,691
Accrued compensation	1,745	1,251
Other accrued expenses	5	45
Deferred revenue	1,097	758
Restructuring liability	953	1,029
Other	165	116
Current deferred income tax assets	6,422	6,890
Less: valuation allowance	(6,422)	(6,890)
Net current deferred income tax assets	—	—

Long-term deferred income tax assets:
Property and equipment	38,340	36,093
Goodwill	4,323	4,790
Intangible assets	(4,495)	(2,605)
Deferred revenue, less current portion	909	779
Restructuring liability, less current portion	1,279	1,856
Deferred rent	5,777	6,304
Stock-based compensation	2,387	1,660
U.S. net operating loss carryforwards	62,313	60,972
Foreign net operating loss carryforwards, less current portion	3,755	3,650
Capital loss carryforwards	2,271	2,271
Tax credit carryforwards	980	968
Other	2,081	1,881
Long-term deferred income tax assets	119,920	118,619
Less: valuation allowance	(118,011)	(116,523)
Net long-term deferred income tax assets	1,909	2,096

Net deferred tax assets	$1,909	$2,096

As of December 31, 2012, we had U.S. net operating loss carryforwards for federal tax purposes of $186.3 million that will expire beginning 2018 through 2032. Of the total U.S. net operating loss carryforwards, $22.3 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax and research and development tax credit carryforwards of approximately $1.0 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $15.0 million that will begin to expire in 2013.

We determined that through December 31, 2012, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code (“Section 382”). Therefore, as of December 31, 2012, no additional material limitations exist on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

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

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2012, we established a valuation allowance of $120.5 million against the U.S. deferred tax asset and $3.9 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, January 1,	$123,414	$138,693	$128,978
Increase (decrease) in deferred tax assets	1,019	(15,279)	9,715
Balance, December 31,	$124,433	$123,414	$138,693

We intend to reinvest future earnings indefinitely within each country. Accordingly, we have not recorded deferred taxes for the difference between our financial and tax basis investment in foreign entities. Based on negative cumulative earnings from foreign operations, we estimate that we will not incur incremental tax costs in the hypothetical instance of a repatriation and thus no deferred asset or liability would be recorded in our consolidated financial statements.

Our accounting for uncertainty in income taxes requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements.

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits balance, January 1,	$283	$—	$—
Additions for tax positions of current year	58	283	—
Unrecognized tax benefits balance, December 31,	$341	$283	$—

There were no changes in the liability for unrecognized tax benefits and thus had no impact on our effective income tax rate. We expect the total of $0.3 million of unrecognized tax benefits to reverse over the next 12 months.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of “General and administrative” expenses. As of December 31, 2012, 2011 and 2010, we had an accrual of $48,000, $48,000 and $0, respectively, for interest and penalties related to uncertain tax positions. No additional interest and penalties accrued during 2012.

Our federal income tax returns remain open to examination for the tax years 2009 through 2011; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2009. Returns filed in other jurisdictions are subject to examination for years prior to 2009.

15.	RELATED PARTY TRANSACTIONS

As discussed in note 5, we have a 51% ownership interest in Internap Japan, a joint venture that we account for using the equity method. Transactions with Internap Japan are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$109	$192	$157
Direct costs of network sales and services	87	116	91

	December 31,
	2012	2011
Accounts receivable	$29	$43
Accounts payable	—	—

16.	ACQUISITION

On December 30, 2011, we completed the acquisition of Voxel and integrated its operations into our data center services segment.  We acquired Voxel for a total purchase price of $33.3 million for all of its outstanding stock, which included accrued contingent consideration of $5.0 million, present valued at $4.6 million, to be paid if we received certain technology deliverables.  See note 9 for information regarding the accrued contingent consideration.  In addition, we incurred $0.6 million in acquisition-related expenses, which we expensed and included in “General and administrative” on the accompanying consolidated statements of operations and comprehensive loss. We funded the purchase price and acquisition costs by drawing-down our term loan.

Purchase Price Allocation

We allocated the aggregate purchase price for Voxel to the net tangible and intangible assets based upon their fair values as of December 30, 2011, set forth below. We recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. We based the allocation of the purchase price upon a valuation for property and equipment and intangible assets and carrying value for the remaining assets and liabilities. Certain of our estimates and assumptions were subject to change within the measurement period (up to one year from the acquisition date). We expect that none of the goodwill will be deductible for tax purposes. Our purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$930
Account receivable and other current assets	1,081
Property and equipment	4,795
Goodwill	20,007
Intangible assets	15,700
Other assets	336
Accounts payable and accrued expenses	(1,636)
Deferred revenue	(368)
Capital lease obligations	(1,288)
Other long-term liabilities	(137)
Deferred income tax liability	(6,140)
$33,280

The intangible assets acquired were as follows (in thousands):

	Fair Value	Weighted Average Useful Life
Customer relationships	$7,800	10 years
Internally used software	3,400	5 years
Acquired technology	4,300	8 years
Trade names	200	10 years
Total intangible assets	$15,700

Unaudited Supplemental Financial Information

As the acquisition occurred on December 30, 2011 and was not material to our business, we did not record Voxel’s revenue and expense from the date of acquisition for the year ended December 31, 2011.

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

17.	SUBSEQUENT EVENTS

During 2012, we entered into a lease for new company-controlled data center space to expand our existing services in the metro New York market. In January 2013, we took possession of the space when it was available according to the lease and recorded the related property and equipment and corresponding capital lease obligation of $9.4 million.

Also subsequent to December 31, 2012, we signed a minimum purchase commitment for data center services of $36.0 million to be paid over three years starting March 2013. This commitment renews our relationship with an existing data center vendor.

18.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2012 and 2011. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$67,028	$68,687	$68,129	$69,748
Direct costs of network, sales and services, exclusive of depreciation and amortization	31,154	32,641	33,573	33,585
Direct costs of customer support	6,728	6,481	6,898	6,556
Direct costs of amortization of acquired technologies	1,179	1,179	1,179	1,179
Exit activities, restructuring and impairments	43	645	124	610
Net income (loss)	107	(1,997)	(2,450)	21
Basic and diluted net income (loss) per share	0.00	(0.04)	(0.05)	0.00

	2011 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$59,404	$60,410	$62,014	$62,800
Direct costs of network, sales and services, exclusive of depreciation and amortization	29,030	30,569	30,787	29,924
Direct costs of customer support	5,110	5,374	5,407	5,387
Direct costs of amortization of acquired technologies	875	875	875	875
Exit activities, restructuring and impairments	189	1,304	123	1,217
Net (loss) income	(1,500)	(2,612)	(1,788)	4,198
Basic and diluted net (loss) income per share	(0.03)	(0.05)	(0.04)	0.08

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$1,953	$1,253	$(1,323	)(1)	$1,883

Year ended December 31, 2011:
Allowance for doubtful accounts	1,883	1,082	(1,297	)(1)	1,668

Year ended December 31, 2012:
Allowance for doubtful accounts	1,668	932	(791	)(1)	1,809

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1