Form 10-Q
period 2013-03-31
INTERNAP NETWORK SERVICES CORP
filed 2013-04-25
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

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

As of April 17, 2013, 53,588,980 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

 INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

i

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Data center services	$44,392	$39,938
Internet protocol (IP) services	25,307	27,090
Total revenues	69,699	67,028

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	22,647	20,970
IP services	10,223	10,184
Direct costs of customer support	7,151	6,728
Direct costs of amortization of acquired technologies	1,179	1,179
Sales and marketing	7,484	8,090
General and administrative	9,686	10,227
Depreciation and amortization	10,258	7,915
Loss (gain) on disposal of property and equipment, net	3	(16)
Exit activities, restructuring and impairments	248	43
Total operating costs and expenses	68,879	65,320
Income from operations	820	1,708

Non-operating expenses:
Interest expense	2,421	1,584
Other, net	131	42
Total non-operating expenses	2,552	1,626

(Loss) income before income taxes and equity in (earnings) of equity-method investment	(1,732)	82
Benefit (provision) for income taxes	63	(35)
Equity in earnings of equity-method investment, net of taxes	26	60

Net (loss) income	(1,643)	107

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	(663)	85
Unrealized loss on interest rate swap, net of taxes	(49)	—
Total other comprehensive (loss) income	(712)	85

Comprehensive (loss) income	$(2,355)	$192

Basic and diluted net (loss) income per share	$(0.03)	$0.00

Weighted average shares outstanding used in computing net (loss) income per share:
Basic	50,771	50,336
Diluted	50,771	51,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$34,552	$28,553
Accounts receivable, net of allowance for doubtful accounts of $1,799 and $1,809, respectively	18,960	19,035
Prepaid expenses and other assets	13,376	13,438

Total current assets	66,888	61,026

Property and equipment, net	257,918	248,095
Investment in joint venture	2,697	3,000
Intangible assets, net	19,957	21,342
Goodwill	59,605	59,605
Deposits and other assets	5,343	5,735
Deferred tax asset, net	1,772	1,909

Total assets	$414,180	$400,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,107	$22,158
Accrued liabilities	10,555	11,386
Deferred revenues	2,707	2,991
Capital lease obligations	4,831	4,504
Term loan, less discount of $237 and $239, respectively	3,263	3,261
Exit activities and restructuring liability	2,493	2,508
Other current liabilities	172	169

Total current liabilities	42,128	46,977

Deferred revenues	2,582	2,669
Capital lease obligations	52,272	44,054
Revolving credit facility	40,500	30,501
Term loan, less discount of $329 and $388, respectively	60,796	61,612
Exit activities and restructuring liability	3,037	3,365
Deferred rent	14,596	15,026
Other long-term liabilities	3,122	903

Total liabilities	219,033	205,107
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,585 and 53,459 shares outstanding, respectively	54	54
Additional paid-in capital	1,246,930	1,243,801
Treasury stock, at cost, 408 and 267 shares, respectively	(3,077)	(1,845)
Accumulated deficit	(1,047,833)	(1,046,190)
Accumulated items of other comprehensive loss	(927)	(215)

Total stockholders’ equity	195,147	195,605

Total liabilities and stockholders’ equity	$414,180	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(1,643)	$107
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,437	9,094
Loss (gain) on disposal of property and equipment, net	3	(16)
Stock-based compensation expense, net of capitalized amount	1,637	1,404
Equity in earnings of equity-method investment	(26)	(60)
Provision for doubtful accounts	329	79
Non-cash change in capital lease obligations	121	294
Non-cash change in exit activities and restructuring liability	394	—
Non-cash change in deferred rent	(430)	(240)
Deferred income taxes	137	—
Other, net	(2)	167
Changes in operating assets and liabilities:
Accounts receivable	(255)	575
Prepaid expenses, deposits and other assets	397	820
Accounts payable	(4,051)	5,505
Accrued and other liabilities	(831)	1,323
Deferred revenues	(371)	134
Exit activities and restructuring liability	(737)	(661)
Net cash flows provided by operating activities	6,109	18,525

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,438)	(16,824)
Net cash flows used in investing activities	(7,438)	(16,824)

Cash Flows from Financing Activities:
Proceeds from credit agreement	9,999	—
Principal payments on credit agreement	(875)	—
Payments on capital lease obligations	(1,104)	(612)
Proceeds from exercise of stock options	1,397	628
Tax withholdings related to net share settlements of restricted stock awards	(1,232)	(721)
Capitalized lease incentive liability	(639)	(35)
Net cash flows provided by (used in) financing activities	7,546	(740)
Effect of exchange rates on cash and cash equivalents	(218)	116
Net increase in cash and cash equivalents	5,999	1,077
Cash and cash equivalents at beginning of period	28,553	29,772
Cash and cash equivalents at end of period	$34,552	$30,849

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,342	$901
Cash paid for income taxes	—	20
Non-cash acquisition of property and equipment under capital leases	9,528	7,406
Capitalized stock-based compensation	97	131

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

2.	FAIR VALUE MEASUREMENTS

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013:
Money market funds(1)	$5,004	$—	$—	$5,004
Liabilities:
Interest rate swap (note 3)	—	(49)	—	(49)
Asset retirement obligation(2) (note 4)	—	—	(2,813)	(2,813)

December 31, 2012:
Money market funds(1)	5,003	—	—	5,003

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of March 31, 2013 and December 31, 2012. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)
The fair value of the asset retirement obligation was calculated by discounting the estimated amount of $3.0 million using the current two-year Treasury bill rate adjusted for our credit non-performance risk.

The following table provides a summary of changes in our Level 3 financial asset, asset retirement obligation, for the three months ended March 31, 2013 (in thousands):

Balance, January 1, 2013	$—
Accrued estimated obligation, less fair value adjustment	2,813
Balance, March 31, 2013	$2,813

The fair value of our Level 3 liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	March 31,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$64,625	$64,355	$65,500	$65,180
Revolving credit facility	40,500	40,320	30,501	30,342

3.	INTEREST RATE SWAPS

During the three months ended March 31, 2013, we entered into interest rate swaps to add stability to interest expense and to manage exposure to interest rate movements.  Our interest rate swaps, which were designated and qualified as a cash flow hedge, involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The cash flow hedges, effective March 20, 2013, have a notional amount starting at $80.0 million through August 30, 2015, with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. Our first interest settlement date is April 30, 2013.

We recorded the interest rate derivatives on the balance sheet at fair value, which was determined by the large commercial bank that holds the interest rate swaps. As of March 31, 2013, the fair value of the interest rate swaps was less than $0.1 million and was included in “Other long-term liabilities” in the consolidated balance sheet as of March 31, 2013.  We record the effective portion of the change in fair value of an interest rate swaps, designated and qualified as a cash flow hedge, in “Other comprehensive (loss) income.” We will subsequently reclassify such value into earnings in the period that the hedged transaction affects earnings.  We recognize the ineffective portion of the change in fair value of the derivative directly in earnings.  We did not recognize any hedge ineffectiveness during the three months ended March 31, 2013.

We will reclassify amounts reported in “Other comprehensive (loss) income” related to the interest rate swaps to interest expense as interest payments are accrued on our variable-rate debt.  Through March 31, 2014, we estimate that we will reclassify an additional $0.2 million as an increase to interest expense related to the interest rate swaps since the hedge interest rate currently exceeds the variable interest rate on the debt.

4.	COMMITMENTS, CONTINGENCIES AND LITIGATION

Asset Retirement Obligation

During the three months ended March 31, 2013, we recorded an asset retirement obligation related to future removal costs of leasehold improvements for one of our data center leases that expires in December 2014, as we can now reasonably estimate the liability.  During March, the liability became reasonably estimated following detailed discussions with the landlord related to the removal of certain leasehold improvements.  We then obtained third-party estimates to arrive at an estimated retirement obligation of $3.0 million. We recorded the asset retirement obligation, and the corresponding asset retirement cost, in our data center services segment at its fair value of $2.8 million, which we calculated by discounting the estimated amount to present value using the current two-year Treasury bill rate adjusted for our credit non-performance risk.   As the estimated payment date is December 2014, we have included the asset retirement obligation in “Other long-term liabilities” in the consolidated balance sheet as of March 31, 2013.

The asset retirement cost, included in “Property and equipment, net” in the consolidated balance sheet as of March 31, 2013, will be depreciated using the straight-line method over the remaining term of the related lease, which is 21 months.

Capital Leases

During 2012, we entered into a capital lease for new company-controlled data center space to expand our existing services in the metro New York market.  During January 2013, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $9.4 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of March 31, 2013, are as follows (in thousands):

2013	$7,256
2014	9,912
2015	10,368
2016	9,381
2017	8,917
Thereafter	38,380
Remaining capital lease payments	84,214
Less: amounts representing imputed interest	(27,111)
Present value of minimum lease payments	57,103
Less: current portion	(4,831)
$52,272

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at March 31, 2013 (in thousands):

2013	$13,779
2014	16,337
2015	15,048
2016	3,583
2017	390
Thereafter	429
$49,566

Litigation

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

As of March 31, 2013, we determined that we could not reasonably estimate the potential loss with respect to the litigation described above, and as a result, we have not recognized any accruals for loss related to such pending litigation and cannot estimate losses exceeding amounts previously recognized in connection with these matters, which consisted of expenses in the aggregate of $0.5 million in 2008 and 2009.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

5.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation, hosting and cloud services. Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Hosting and cloud services involve the provision and maintenance of  hardware, operating system software, management and monitoring software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content. Our IP services segment includes our patented Performance IP™ service, CDN services and IP routing hardware and software platform.

The following table shows operating results for our operating segments, along with reconciliations from segment profit to (loss) income before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended March 31,
	2013	2012
Revenues:
Data center services	$44,392	$39,938
IP services	25,307	27,090
Total revenues	69,699	67,028

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	22,647	20,970
IP services	10,223	10,184
Total direct costs of network, sales and services, exclusive of depreciation and amortization	32,870	31,154

Segment profit:
Data center services	21,745	18,968
IP services	15,084	16,906
Total segment profit	36,829	35,874

Exit activities, restructuring and impairments	248	43
Other operating expenses, including direct costs of customer support, depreciation and amortization	35,761	34,123
Income from operations	820	1,708
Non-operating expense	2,552	1,626
(Loss) income before income taxes and equity in (earnings) of equity-method investment	$(1,732)	$82

6.	NET (LOSS) INCOME PER SHARE

We compute basic net (loss) income per share by dividing net (loss) income attributable to our common stock by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding stock options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net (loss) income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net (loss) income attributable to common stock	$(1,643)	$107
Weighted average shares outstanding, basic	50,771	50,366
Weighted average shares outstanding, diluted	50,771	51,033

Net (loss) income per share, basic and diluted	$(0.03)	$0.00
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,204	7,218

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (“FASB) issued new guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In January 2013, we adopted new guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires us to (a) present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

In January 2013, we adopted new guidance that requires us to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement and new guidance that applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement.  The prospective adoption did not have a material impact on our financial condition or results of operations.

In January 2013, we adopted new guidance that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. We do not expect adoption to have an impact on our financial condition or results of operations.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” or “should,” or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our” or “Internap” refers to Internap Network Services Corporation.

Overview

We provide intelligent information technology (“IT”) Infrastructure services that combine superior performance and platform flexibility to enable our customers to focus on their core business, improve service levels and lower the cost of IT operations.

We currently have approximately 3,700 customers. Our customer base is not concentrated in any particular industry and, for the three months ended March 31, 2013, no single customer accounted for 10% or more of our revenues.

Operating Segments

Data Center Services

Our data center services segment includes colocation, hosting and cloud services. Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Hosting and cloud services involve the provision and maintenance of  hardware, operating system software, management and monitoring software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

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

We believe the long-term demand for data center services will continue, and to address this long-term demand, we continue to incur capital expenditures to build and expand company-controlled data centers. In 2013, we took possession and will begin the build out of new company-controlled data center space to expand our existing services in the metro New York market.  This expansion will increase our company-controlled data center footprint by approximately 55,000 net sellable square feet when fully deployed.

IP Services

Our IP services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. We deliver our IP services through 83 IP service points around the world, which include 25 CDN points of presence (“POPs”).

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

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 7 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive (loss) income data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease) from 2012 to 2013
	2013	2012	Amount	Percent
Revenues:
Data center services	$44,392	$39,938	$4,454	11%
IP services	25,307	27,090	(1,783)	(7)
Total revenues	69,699	67,028	2,671	4

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	22,647	20,970	1,677	8
IP services	10,223	10,184	39	—
Direct costs of customer support	7,151	6,728	423	6
Direct costs of amortization of acquired technologies	1,179	1,179	—	—
Sales and marketing	7,484	8,090	(606)	(7)
General and administrative	9,686	10,227	(541)	(5)
Depreciation and amortization	10,258	7,915	2,343	30
Loss (gain) on disposal of property and equipment, net	3	(16)	19	—
Exit activities, restructuring and impairments	248	43	205	—
Total operating costs and expenses	68,879	65,320	3,559	5
Income from operations	$820	$1,708	$(888)	(52)

Interest expense	$2,421	$1,584	$837	53

Three Months Ended March 31, 2013 and 2012

Data Center Services

Revenues for data center services increased $4.5 million, or 11%, to $44.4 million for the three months ended March 31, 2013, compared to $39.9 million for the same period in 2012. The increase in revenue was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services.

Direct costs of data center services, exclusive of depreciation and amortization, were $22.6 million for the three months ended March 31, 2013, compared to $21.0 million for the same period in 2012. The increase in direct costs was primarily due to the revenue growth in hosting services and increased costs related to the opening of our Los Angeles, California and the expansion of our Atlanta, Georgia data centers.

Direct costs of data center services, exclusive of depreciation and amortization, have substantial fixed cost components, primarily rent for operating leases, but also significant demand-based pricing variables, such as utilities attributable to seasonal costs and customers’ changing power requirements. Direct costs of data center services as a percentage of revenues vary with the mix of usage between company-controlled data centers and partner sites, and the utilization of total available space. Since we recognize some of the initial operating costs of company-controlled data centers in advance of revenues or in advance of sites being fully utilized, these sites are less profitable in the early years of operation compared to partner sites and we expect them to be more profitable as occupancy increases. Conversely, costs in partner sites are more demand-based and therefore are more closely associated with the level of utilization.

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 51% during the three months ended March 31, 2013, compared to 53% during the same period in 2012.

IP Services

Revenues for IP services decreased $1.8 million, or 7%, to $25.3 million for the three months ended March 31, 2013, compared to $27.1 million for the same period in 2012. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 19% for the three months ended March 31, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, remained constant at $10.2 million for the three months ended March 31, 2013 and 2012.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended March 31, 2013 and 2012. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $17.3 million and $16.9 million for the three months ended March 31, 2013 and 2012, respectively.

Cash-based compensation and benefits remained relatively flat at $15.6 million during the three months ended March 31, 2013 from $15.5 million during the same period in 2012.

Stock-based compensation, net of amount capitalized, increased to $1.6 million during the three months ended March 31, 2013 from $1.4 million during the same period in 2012. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive (loss) income (in thousands):

	2013	2012
Direct costs of customer support	$222	$250
Sales and marketing	259	180
General and administrative	1,156	974
	$1,637	$1,404

Direct Costs of Customer Support. Direct costs of customer support increased 6% to $7.2 million during the three months ended March 31, 2013 from $6.7 million during the same period in 2012. The increase was primarily due to a $0.5 million increase in cash-based compensation and payroll taxes due to changes in headcount.

Sales and Marketing. Sales and marketing costs decreased 7% to $7.5 million during the three months ended March 31, 2013 from $8.1 million during the same period in 2012. The decrease was primarily due to a $0.3 million decrease in training and conference costs.

General and Administrative. General and administrative costs decreased 5% to $9.7 million during the three months ended March 31, 2013 from $10.2 million during the same period in 2012. The decrease was primarily due to a $0.6 million decrease in cash-based compensation and payroll taxes due to changes in headcount, a $0.4 million decrease in taxes and licenses, offset by a $0.5 million decrease in capitalized payroll costs related to software development.

Depreciation and Amortization. Depreciation and amortization increased 30% to $10.3 million during the three months ended March 31, 2013 from $7.9 million during the same period in 2012. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point (“P-NAP”) infrastructure and capitalized software.

Interest Expense. Interest expense increased 53% to $2.4 million during the three months ended March 31, 2013 from $1.6 million during the same period in 2012. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). However, the non-GAAP performance measure of adjusted EBITDA, defined as income from operations plus depreciation and amortization, loss (gain) on disposal of property and equipment, exit activities, restructuring and impairments and stock-based compensation, is presented to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We use this non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net (loss) income or other GAAP measures as an indicator of operating performance. In addition, adjusted EBITDA should not be considered as an alternative to income from operations or net (loss) income as a measure of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to income from operations as presented in our consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended March 31,
	2013	2012
Income from operations	$820	$1,708
Depreciation and amortization, including amortization of acquired technologies	11,437	9,094
Loss (gain) on disposal of property and equipment, net	3	(16)
Exit activities, restructuring and impairments	248	43
Stock-based compensation	1,637	1,404
Adjusted EBITDA	$14,145	$12,233

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities, existing cash on hand and utilizing additional borrowings under our credit facility described below in “Capital Resources—Credit Agreement.” Our capital requirements depend on a number of factors, including the continued market acceptance of our IT Infrastructure services and the ability to expand and retain our customer base. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our IT Infrastructure services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2013, we had a net loss of $1.6 million. As of December 31, 2012, our accumulated deficit was $1.0 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We have a $137.3 million credit agreement that expires in August 2015, which provides for a revolving credit facility up to $70.0 million and the term loan up to $67.3 million.

As of March 31, 2013, the revolving credit facility had an outstanding balance of $40.5 million and we issued $4.1 million letters of credit, resulting in $25.4 million in borrowing capacity. The term loan had an outstanding principal amount of $64.6 million, which we repay in $875,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on August 30, 2015.

As of March 31, 2013, the interest rate on the revolving credit facility and term loan was 3.7%. However, during the three months ended March 31, 2013, we entered into interest rate swaps with a notional amount starting at $80.0 million through August 30, 2015 with an interest rate of 4.0%, and $20.0 million through December 31, 2014 with an interest rate of 3.9%. We summarize our interest rate swaps in note 3 to the accompanying consolidated financial statements.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio. As of March 31 2013, we were in compliance with these covenants.

Capital Leases. During 2012, we entered into a capital lease for new company-controlled data center space to expand our existing services in the metro New York area. During January 2013, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $9.4 million.

Our future minimum lease payments on all remaining capital lease obligations at March 31, 2013 were $57.1 million. We summarize our existing capital lease obligations in note 4 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Revolving credit facility(1)	$44,181	$1,148	$43,033	$—	$—
Term loan(1)	70,154	4,432	65,722	—	—
Capital lease obligations, including interest	84,214	7,256	20,280	18,298	38,380
Asset retirement obligation	3,000	—	3,000	—	—
Operating lease commitments	142,218	21,772	49,143	36,177	35,126
Service and purchase commitments	49,566	13,779	31,385	3,973	429

	$393,333	$48,387	$212,563	$58,448	$73,935

(1)	At March 31, 2013, the applicable interest rates were 3.7% and the projected interest included in the debt payments above incorporates this rate.

Cash Flows

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2013 was $6.1 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $12.0 million, while changes in operating assets and liabilities used cash from operations of $5.8 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

The primary non-cash adjustment for the three months ended March 31, 2013 was $11.4 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $1.6 million for stock-based compensation expense. The changes in operating assets and liabilities included a $4.1 million decrease in accounts payable and a $0.8 million decrease in accrued liabilities.

Days sales outstanding was 25 days at March 31, 2013 and December 31, 2012. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013 was $7.4 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 was $7.5 million, primarily due to $10.0 million of proceeds received on the credit agreement, partially offset by principal payments of $2.0 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.9 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. During the three months ended March 31, 2013, we entered into interest rate swaps with a notional amount starting at $80.0 million through August 30, 2015 with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. We summarize our interest rate swaps in note 3 to the accompanying consolidated financial statements.

As of March 31, 2013, our long-term debt consisted of $64.6 million borrowed under our term loan and $40.5 million borrowed under our revolving credit facility. Interest on the term loan was 3.7% based on either (a) the Base Rate (as defined in the credit agreement) plus 3.50 percentage points, or (b) the LIBOR Rate (as defined in the credit agreement) plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 3.7% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2013, we realized foreign currency losses of $0.1 million, which is included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation losses of $0.7 million, which is included in “Other comprehensive (loss) income,” both in the consolidated statement of operations and comprehensive loss.  As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows. Please see note 4 to the accompanying consolidated financial statements under “Litigation” for a discussion of certain ongoing legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 21, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2013	—	$—	—	—
February 1 to 28, 2013	40,687	349,556	—	—
March 1 to 31, 2013	100,403	882,360	—	—
Total	141,090	$1,231,916	—	—

*           These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	2013 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Internap’s Current Report on Form 8-K, filed February 19, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President, Chief Executive Officer and Director of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer of Internap.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer) Date: April 25, 2013