Form 10-Q
period 2013-06-30
INTERNAP NETWORK SERVICES CORP
filed 2013-07-25
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

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

As of July 17, 2013, 53,716,904 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

i

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Data center services	$45,580	$41,493	$89,973	$81,431
Internet protocol (IP) services	24,403	27,194	49,710	54,284
Total revenues	69,983	68,687	139,683	135,715

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	22,643	22,649	45,290	43,619
IP services	10,010	9,992	20,234	20,177
Direct costs of customer support	7,372	6,481	14,523	13,209
Direct costs of amortization of acquired technologies	1,190	1,179	2,369	2,359
Sales and marketing	8,077	8,314	15,561	16,404
General and administrative	9,555	10,676	19,242	20,901
Depreciation and amortization	11,554	8,664	21,811	16,579
Gain on disposal of property and equipment, net	(2)	(4)	—	(20)
Exit activities, restructuring and impairments	683	645	932	688
Total operating costs and expenses	71,082	68,596	139,962	133,916
(Loss) income from operations	(1,099)	91	(279)	1,799

Non-operating expenses:
Interest expense	2,474	1,754	4,895	3,339
Other, net	479	254	610	295
Total non-operating expenses	2,953	2,008	5,505	3,634

Loss before income taxes and equity in (earnings) of equity-method investment	(4,052)	(1,917)	(5,784)	(1,835)
Benefit (provision) for income taxes	288	(179)	352	(215)
Equity in earnings of equity-method investment, net of taxes	62	99	87	160

Net loss	(3,702)	(1,997)	(5,345)	(1,890)

Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	(243)	(114)	(906)	(29)
Unrealized loss on interest rate swap, net of taxes	(5)	—	(54)	—
Total other comprehensive loss	(248)	(114)	(960)	(29)

Comprehensive loss	$(3,950)	$(2,111)	$(6,305)	$(1,919)

Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.10)	$(0.04)

Weighted average shares outstanding used in computing net loss per share:
Basic and diluted	50,856	50,453	50,965	50,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$26,668	$28,553
Accounts receivable, net of allowance for doubtful accounts of $1,922 and $1,809, respectively	21,573	19,035
Prepaid expenses and other assets	14,042	13,438

Total current assets	62,283	61,026

Property and equipment, net	260,358	248,095
Investment in joint venture	2,522	3,000
Intangible assets, net	19,203	21,342
Goodwill	59,605	59,605
Deposits and other assets	5,383	5,735
Deferred tax asset, net	1,808	1,909

Total assets	$411,162	$400,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,911	$22,158
Accrued liabilities	10,288	11,386
Deferred revenues	2,917	2,991
Capital lease obligations	4,977	4,504
Term loan, less discount of $236 and $239, respectively	3,264	3,261
Exit activities and restructuring liability	2,372	2,508
Other current liabilities	174	169

Total current liabilities	43,903	46,977

Deferred revenues	2,494	2,669
Capital lease obligations	50,968	44,054
Revolving credit facility	40,500	30,501
Term loan, less discount of $270 and $388, respectively	59,980	61,612
Exit activities and restructuring liability	2,586	3,365
Deferred rent	14,149	15,026
Other long-term liabilities	3,161	903

Total liabilities	217,741	205,107
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,710 and 53,459 shares outstanding, respectively	54	54
Additional paid-in capital	1,249,245	1,243,801
Treasury stock, at cost, 419 and 267 shares, respectively	(3,168)	(1,845)
Accumulated deficit	(1,051,535)	(1,046,190)
Accumulated items of other comprehensive loss	(1,175)	(215)

Total stockholders’ equity	193,421	195,605

Total liabilities and stockholders’ equity	$411,162	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(5,345)	$(1,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,180	18,938
Gain on disposal of property and equipment, net	—	(20)
Impairment of capitalized software	555	258
Stock-based compensation expense, net of capitalized amount	3,378	3,019
Equity in earnings of equity-method investment	(87)	(160)
Provision for doubtful accounts	847	626
Non-cash change in accrued contingent consideration	—	263
Non-cash change in capital lease obligations	121	547
Non-cash change in exit activities and restructuring liability	550	—
Non-cash change in deferred rent	(877)	(391)
Deferred income taxes	101	—
Other, net	212	214
Changes in operating assets and liabilities:
Accounts receivable	(3,386)	(3,935)
Prepaid expenses, deposits and other assets	(367)	812
Accounts payable	(2,248)	6,613
Accrued and other liabilities	(1,097)	989
Deferred revenues	(249)	189
Exit activities and restructuring liability	(1,466)	(980)
Other liabilities	(596)	—
Net cash flows provided by operating activities	14,226	25,092

Cash Flows from Investing Activities:
Purchases of property and equipment	(22,036)	(39,493)
Additions to acquired technology	(269)	—
Net cash flows used in investing activities	(22,305)	(39,493)

Cash Flows from Financing Activities:
Proceeds from credit agreement	9,999	14,756
Principal payments on credit agreement	(1,750)	(1,500)
Payments on capital lease obligations	(2,273)	(1,386)
Proceeds from exercise of stock options	1,848	1,353
Tax withholdings related to net share settlements of restricted stock awards	(1,323)	(902)
Capitalized lease incentive liability	(82)	(58)
Net cash flows provided by financing activities	6,419	12,263
Effect of exchange rates on cash and cash equivalents	(225)	(10)
Net decrease in cash and cash equivalents	(1,885)	(2,148)
Cash and cash equivalents at beginning of period	28,553	29,772
Cash and cash equivalents at end of period	$26,668	$27,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,585	$3,140
Cash paid for income taxes	127	125
Non-cash acquisition of property and equipment under capital leases	9,528	7,406
Capitalized stock-based compensation	218	233

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“we,” “us,” “our” or “Internap”) provides intelligent information technology (“IT”) infrastructure services that combine platform flexibility and hybridization with superior performance, enabling customers to focus on their core business, improve service levels and lower the cost of IT operations. We provide services at 43 data centers across North America, Europe and the Asia-Pacific region and through 84 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

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

We have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2013 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2012 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future periods.

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013:
Money market funds(1)	$5,005	$—	$—	$5,005
Liabilities:
Interest rate swaps (note 4)	—	(105)	—	(105)
Asset retirement obligation(2) (note 5)	—	—	(2,840)	(2,840)

December 31, 2012:
Money market funds(1)	5,003	—	—	5,003

(1)
Included in “Cash and cash equivalents” in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)
We calculated the fair value of the asset retirement obligation by discounting the estimated amount of $3.0 million using the current two-year Treasury bill rate adjusted for our credit non-performance risk.

The following table provides a summary of changes in our Level 3 financial asset, asset retirement obligation, for the six months ended June 30, 2013 (in thousands):

Balance, January 1, 2013	$—
Accrued estimated obligation, less fair value adjustment	2,813
Accretion	27
Balance, June 30, 2013	$2,840

The fair value of our Level 3 liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	June 30,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$63,750	$63,498	$65,500	$65,180
Revolving credit facility	40,500	40,331	30,501	30,342

3.           PROPERTY AND EQUIPMENT

During the three months ended June 30, 2013, we determined that we would not use certain capitalized software assets in the future and recorded an impairment charge for the net book value of $0.3 million and $0.2 million in the data center services and IP services segments, respectively. We include the total impairment charge of $0.5 million in “Exit activities, restructuring and impairments” on the accompanying statement of operations and comprehensive loss.

4.           INTEREST RATE SWAPS

During the six months ended June 30, 2013, we entered into interest rate swaps to add stability to interest expense and to manage exposure to interest rate movements. Our interest rate swaps, which were designated and qualified as a cash flow hedge, involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The cash flow hedges, effective March 20, 2013, have a notional amount starting at $80.0 million through August 30, 2015, with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. Our first interest settlement date was April 30, 2013.

We recorded the interest rate derivatives on the accompanying consolidated balance sheet at fair value, which was determined by the large commercial bank that holds the interest rate swaps. As of June 30, 2013, the fair value of the interest rate swaps was $0.1 million and was included in “Other long-term liabilities” in the accompanying consolidated balance sheet. During the three and six months ended June 30, 2013, we recorded less than $0.1 million as the effective portion of the change in fair value of our interest rate swaps, designated and qualified as cash flow hedges, in “Other comprehensive loss.” We will subsequently reclassify such value into earnings in the period that the hedged transaction affects earnings. We recognize the ineffective portion of the change in fair value of the derivative directly in earnings. We did not recognize any hedge ineffectiveness during the three months ended June 30, 2013.

We will reclassify amounts reported in “Other comprehensive loss” related to the interest rate swaps to interest expense as we accrue interest payments on our variable-rate debt. During the three and six months ended June 30, 2013, we reclassified less than $0.1 million as an increase to interest expense. Through June 30, 2014, we estimate that we will reclassify an additional $0.2 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on the debt.

5.           COMMITMENTS, CONTINGENCIES AND LITIGATION

Asset Retirement Obligation

During the six months ended June 30, 2013, we recorded an asset retirement obligation related to future removal costs of leasehold improvements for one of our data center leases that expires in December 2014. During March 2013, we were able to reasonably estimate the liability following detailed discussions with the landlord related to the removal of certain leasehold improvements.  We then obtained third-party estimates to arrive at an estimated retirement obligation of $3.0 million. We recorded the asset retirement obligation, and the corresponding asset retirement cost, in our data center services segment at its fair value, which we calculated by discounting the estimated amount to present value using the current two-year Treasury bill rate adjusted for our credit non-performance risk. The current balance of the asset retirement obligation of $2.8 million is included in “Other long-term liabilities” in the consolidated balance sheet as of June 30, 2013.

The asset retirement cost, included in “Property and equipment, net” in the consolidated balance sheet as of June 30, 2013, is being depreciated using the straight-line method over the remaining term of the related lease.

Capital Leases

During 2012, we entered into a capital lease for new company-controlled data center space to expand our existing services in the metro New York market. During January 2013, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $9.4 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of June 30, 2013, are as follows (in thousands):

2013	$4,846
2014	9,912
2015	10,368
2016	9,381
2017	8,917
Thereafter	38,380
Remaining capital lease payments	81,804
Less: amounts representing imputed interest	(25,859)
Present value of minimum lease payments	55,945
Less: current portion	(4,977)
$50,968

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at June 30, 2013 (in thousands):

2013	$9,601
2014	17,562
2015	15,713
2016	3,812
2017	390
Thereafter	429
$47,507

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

While we will vigorously contest the securities class action lawsuit, we cannot determine the final resolution of the lawsuit or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address this lawsuit. Regardless of the outcome, the litigation described above may have a material adverse impact on our operations because of diversion of resources and other factors.

As of June 30, 2013, we determined that we could not reasonably estimate the potential loss with respect to the litigation described above, and as a result, we have not recognized any accruals for loss related to such pending litigation and cannot estimate losses exceeding amounts previously recognized in connection with these matters, which consisted of expenses in the aggregate of $0.5 million in 2008 and 2009.

Derivative Action Litigation

On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint seeks to recover damages in an unspecified amount. On January 28, 2010, the Court entered the parties’ agreed order staying the matter until the motions to dismiss are resolved in the securities class action litigation. On June 6, 2013, the parties entered a Stipulation and Agreement of Settlement. On July 1, 2013, the Court issued an order granting preliminary approval of the settlement. A hearing to determine whether the Court should issue an order finally approving the proposed settlement has been scheduled for August 28, 2013.  As part of the settlement, we have agreed to certain corporate governance changes and the insurance carrier will pay $0.3 million in attorneys’ fees. The settlement requires no direct payment by us.  During the three months ended June 30, 2013, we recorded $0.3 million as litigation expense, net of $0.3 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss.  We included the related litigation payable in “Accrued liabilities” and the insurance recovery receivable in “Prepaid expenses and other assets” in the consolidated balance sheet as of June 30, 2013.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

6.           OPERATING SEGMENTS

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

The following table shows operating results for our operating segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Data center services	$45,580	$41,493	$89,973	$81,431
IP services	24,403	27,194	49,710	54,284
Total revenues	69,983	68,687	139,683	135,715

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	22,643	22,649	45,290	43,619
IP services	10,010	9,992	20,234	20,177
Total direct costs of network, sales and services, exclusive of depreciation and amortization	32,653	32,641	65,524	63,796

Segment profit:
Data center services	22,937	18,844	44,683	37,812
IP services	14,393	17,202	29,476	34,107
Total segment profit	37,330	36,046	74,159	71,919

Exit activities, restructuring and impairments	683	645	932	688
Other operating expenses, including direct costs of customer support, depreciation and amortization	37,746	35,310	73,506	69,432
(Loss) income from operations	(1,099)	91	(279)	1,799
Non-operating expense	2,953	2,008	5,505	3,634
Loss before income taxes and equity in (earnings) of equity-method investment	$(4,052)	$(1,917)	$(5,784)	(1,835)

7.           NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stock by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding stock options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stock	$(3,702)	$(1,997)	$(5,345)	$(1,890)
Weighted average shares outstanding, basic and diluted	50,856	50,453	50,965	50,497

Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.10)	$(0.04)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,007	6,337	7,007	6,337

8.           RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In January 2013, we adopted new guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive (loss) income. The guidance requires us to (a) present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive (loss) income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

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

Overview

We provide intelligent information technology (“IT”) infrastructure services that combine platform flexibility and hybridization with superior performance, enabling customers to focus on their core business, improve service levels and lower the cost of IT operations.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 8 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted to have a material impact on our consolidated financial statements.

Results of Operations

As of June 30, 2013, we have approximately 3,500 customers. The slight decrease in overall customer count, from the same period in 2012, was offset by the increase in average revenue per customer across our product offerings.

Our customer base is not concentrated in any particular industry and, for the three months ended June 30, 2013, no single customer accounted for 10% or more of our revenues.

Three Months Ended June 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (decrease) from 2012 to 2013
	2013	2012	Amount	Percent
Revenues:
Data center services	$45,580	$41,493	$4,087	10%
IP services	24,403	27,194	(2,791)	(10)
Total revenues	69,983	68,687	1,296	2

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	22,643	22,649	(6)	—
IP services	10,010	9,992	18	—
Direct costs of customer support	7,372	6,481	891	14
Direct costs of amortization of acquired technologies	1,190	1,179	11	1
Sales and marketing	8,077	8,314	(237)	(3)
General and administrative	9,555	10,676	(1,121)	(11)
Depreciation and amortization	11,554	8,664	2,890	33
Gain on disposal of property and equipment, net	(2)	(4)	2	—
Exit activities, restructuring and impairments	683	645	38	6
Total operating costs and expenses	71,082	68,596	2,486	4
(Loss) income from operations	$(1,099)	$91	$(1,190)	1308

Interest expense	$2,474	$1,754	$720	41

Data Center Services

Revenues for data center services increased $4.1 million, or 10%, to $45.6 million for the three months ended June 30, 2013, compared to $41.5 million for the same period in 2012. The increase in revenue was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services.

Direct costs of data center services, exclusive of depreciation and amortization, remained constant at $22.6 million for the three months ended June 30, 2013 and 2012.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 50% during the three months ended June 30, 2013, compared to 55% during the same period in 2012.

IP Services

Revenues for IP services decreased $2.8 million, or 10%, to $24.4 million for the three months ended June 30, 2013, compared to $27.2 million for the same period in 2012. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 22% for the three months ended June 30, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, remained constant at $10.0 million for the three months ended June 30, 2013 and 2012.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended June 30, 2013 and 2012. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $17.2 million and $17.3 million for the three months ended June 30, 2013 and 2012, respectively.

Stock-based compensation, net of amount capitalized, increased to $1.7 million during the three months ended June 30, 2013 from $1.6 million during the same period in 2012. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2013	2012
Direct costs of customer support	$329	$205
Sales and marketing	342	243
General and administrative	1,070	1,167
	$1,741	$1,615

Direct Costs of Customer Support. Direct costs of customer support increased 14% to $7.4 million during the three months ended June 30, 2013 from $6.5 million during the same period in 2012. The increase was primarily due to a $0.7 million increase in cash-based compensation and payroll taxes due to changes in headcount.

Sales and Marketing. Sales and marketing costs decreased 3% to $8.1 million during the three months ended June 30, 2013 from $8.3 million during the same period in 2012. The decrease was primarily due to a $0.3 million decrease in cash-based compensation and payroll taxes due to changes in headcount.

General and Administrative. General and administrative costs decreased 11% to $9.6 million during the three months ended June 30, 2013 from $10.7 million during the same period in 2012. The decrease was primarily due to a $0.6 million decrease in outside professional services.

Depreciation and Amortization. Depreciation and amortization increased 33% to $11.6 million during the three months ended June 30, 2013 from $8.7 million during the same period in 2012. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point (“P-NAP”) infrastructure and capitalized software.

Exit activities, restructuring and impairments.  Exit activities, restructuring and impairments included a $0.5 million impairment of capitalized software during the three months ended June 30, 2013.

Interest Expense. Interest expense increased 41% to $2.5 million during the three months ended June 30, 2013 from $1.8 million during the same period in 2012. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Six Months Ended June 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (decrease) from 2012 to 2013
	2013	2012	Amount	Percent
Revenues:
Data center services	$89,973	$81,431	$8,542	10%
IP services	49,710	54,284	(4,574)	(8)
Total revenues	139,683	135,715	3,968	3

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	45,290	43,619	1,671	4
IP services	20,234	20,177	57	—
Direct costs of customer support	14,523	13,209	1,314	10
Direct costs of amortization of acquired technologies	2,369	2,359	10	—
Sales and marketing	15,561	16,404	(843)	(5)
General and administrative	19,242	20,901	(1,659)	(8)
Depreciation and amortization	21,811	16,579	5,232	32
Gain on disposal of property and equipment, net	—	(20)	20	—
Exit activities, restructuring and impairments	932	688	244	35
Total operating costs and expenses	139,962	133,916	6,046	5
(Loss) income from operations	$(279)	$1,799	$2,078	116

Interest expense	$4,895	$3,339	$1,556	47

Data Center Services

Revenues for data center services increased $8.5 million, or 10%, to $90.0 million for the six months ended June 30, 2013, compared to $81.4 million for the same period in 2012. The increase in revenue was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services.

Direct costs of data center services, exclusive of depreciation and amortization, were $45.3 million for the six months ended June 30, 2013, compared to $43.6 million for the same period in 2012. The increase in direct costs was primarily due to the revenue growth in hosting services and increased costs related to the opening of our Los Angeles, California and the expansion of our Atlanta, Georgia data centers.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 50% during the six months ended June 30, 2013, compared to 54% during the same period in 2012.

IP Services

Revenues for IP services decreased $4.6 million, or 8%, to $49.7 million for the six months ended June 30, 2013, compared to $54.3 million for the same period in 2012. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 21% for the six months ended June 30, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, remained constant at $20.2 million for the six months ended June 30, 2013 and 2012.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $34.5 million and $34.0 million for the six months ended June 30, 2013 and 2012, respectively.

Stock-based compensation, net of amount capitalized, increased to $3.4 million during the six months ended June 30, 2013 from $3.0 million during the same period in 2012. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2013	2012
Direct costs of customer support	$551	$455
Sales and marketing	601	424
General and administrative	2,226	2,140
	$3,378	$3,019

Direct Costs of Customer Support. Direct costs of customer support increased 10% to $14.5 million during the six months ended June 30, 2013 from $13.2 million during the same period in 2012. The increase was primarily due to a $1.2 million increase in cash-based compensation and payroll taxes due to changes in headcount and a $0.4 million increase in outside professional services, partially offset by a $0.3 million increase in capitalized payroll costs related to software development.

Sales and Marketing. Sales and marketing costs decreased 5% to $15.6 million during the six months ended June 30, 2013 from $16.4 million during the same period in 2012. The decrease was primarily due to a $0.3 million decrease in cash-based compensation and payroll taxes and a $0.3 million decrease in training and conference costs.

General and Administrative. General and administrative costs decreased 8% to $19.2 million during the six months ended June 30, 2013 from $20.9 million during the same period in 2012. The decrease was primarily due to a $0.7 million decrease in cash-based compensation and payroll taxes due to changes in headcount, a $0.6 million decrease in taxes and licenses and a $0.8 million decrease in outside professional services, partially offset by a $0.4 million decrease in capitalized payroll costs related to software development.

Depreciation and Amortization. Depreciation and amortization increased 32% to $21.8 million during the six months ended June 30, 2013 from $16.6 million during the same period in 2012. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point (“P-NAP”) infrastructure and capitalized software.

Exit activities, restructuring and impairments.  Exit activities, restructuring and impairments included $0.3 million for net adjustments to previously implemented exit and restructuring plans and a $0.5 million impairment of capitalized software during the six months ended June 30, 2013.

Interest Expense. Interest expense increased 47% to $4.9 million during the six months ended June 30, 2013 from $3.3 million during the same period in 2012. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). However, the non-GAAP performance measure of adjusted EBITDA, defined as (loss) income from operations plus depreciation and amortization, loss (gain) on disposal of property and equipment, exit activities, restructuring and impairments and stock-based compensation, is presented to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We use this non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss or other GAAP measures as an indicator of operating performance. In addition, adjusted EBITDA should not be considered as an alternative to income from operations or net loss as a measure of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to (loss) income from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2013	2012
(Loss) income from operations	$(1,099)	$91
Depreciation and amortization, including amortization of acquired technologies	12,744	9,843
Gain on disposal of property and equipment, net	(2)	(4)
Exit activities, restructuring and impairments	683	645
Stock-based compensation	1,741	1,615
Adjusted EBITDA	$14,067	$12,190

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities, existing cash on hand and utilizing additional borrowings under our credit facility described below in “Capital Resources—Credit Agreement.” Our capital requirements depend on a number of factors, including the continued market acceptance of our services and the ability to expand and retain our customer base. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the three months ended June 30, 2013, we had a net loss of $3.7 million. As of June 30, 2013, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We have a $137.3 million credit agreement that expires in August 2015, which provides for a revolving credit facility up to $70.0 million and the term loan up to $67.3 million.

As of June 30, 2013, the revolving credit facility had an outstanding balance of $40.5 million and we issued $6.3 million letters of credit, resulting in $23.2 million in borrowing capacity. The term loan had an outstanding principal amount of $63.8 million, which we repay in $875,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on August 30, 2015.

As of June 30, 2013, the interest rate on the revolving credit facility and term loan was 3.7%. However, during the six months ended June 30, 2013, we entered into interest rate swaps with a notional amount starting at $80.0 million through August 30, 2015 with an interest rate of 4.0%, and $20.0 million through December 31, 2014 with an interest rate of 3.9%. We summarize our interest rate swaps in note 4 to the accompanying consolidated financial statements.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio. As of June 30, 2013, we were in compliance with these covenants.

Capital Leases. During 2012, we entered into a capital lease for new company-controlled data center space to expand our existing services in the metro New York area. During January 2013, we took possession of the space when it was available according to terms of the lease and recorded the related property and corresponding capital lease obligation of $9.4 million.

Our present value of minimum lease payments on all remaining capital lease obligations at June 30, 2013 was $55.9 million. We summarize our existing capital lease obligations in note 5 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Revolving credit facility(1)	$43,793	$766	$43,027	$—	$—
Term loan(1)	68,659	2,947	65,712	—	—
Capital lease obligations, including interest	81,804	4,846	20,280	18,298	38,380
Asset retirement obligation	3,000	—	3,000	—	—
Operating lease commitments	134,961	14,515	49,143	36,177	35,126
Service and purchase commitments	47,507	9,601	33,275	4,202	429

	$379,724	$32,675	$214,437	$58,677	$73,935

(1)	At June 30, 2013, the applicable interest rates were 3.7% and the projected interest included in the debt payments above incorporates this rate.

Cash Flows

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013 was $14.2 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $23.6 million, while changes in operating assets and liabilities used cash from operations of $9.4 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

The primary non-cash adjustment for the six months ended June 30, 2013 was $24.2 million for depreciation and amortization, which included the effects of the expansion of our company-controlled data centers and P-NAP facilities. Non-cash adjustments also included $3.4 million for stock-based compensation expense. The changes in operating assets and liabilities included an increase of $3.4 million in accounts receivable and a decrease of $2.2 million in accounts payable and $1.1 million in accrued liabilities.

Days sales outstanding was 28 days at June 30, 2013 and 25 days at December 31, 2012. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2013 was $22.3 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013 was $6.4 million, primarily due to $10.0 million of proceeds received on the credit agreement, partially offset by principal payments of $4.0 million on the credit agreement and capital lease obligations.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. During the six months ended June 30, 2013, we entered into interest rate swaps with a notional amount starting at $80.0 million through August 30, 2015 with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. We summarize our interest rate swaps in note 4 to the accompanying consolidated financial statements.

As of June 30, 2013, our long-term debt consisted of $63.8 million borrowed under our term loan and $40.5 million borrowed under our revolving credit facility. Interest on the term loan was 3.7% based on either (a) the Base Rate (as defined in the credit agreement) plus 3.50 percentage points, or (b) the LIBOR Rate (as defined in the credit agreement) plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 3.7% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2013, we realized foreign currency losses of $0.2 million and $0.3 million, respectively, which are included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation losses of $0.2 million and $0.9 million, respectively, which are included in “Other comprehensive loss,” both in the consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Derivative Action Litigation

On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint seeks to recover damages in an unspecified amount. On January 28, 2010, the Court entered the parties’ agreed order staying the matter until the motions to dismiss are resolved in the securities class action litigation. On June 6, 2013, the parties entered a Stipulation and Agreement of Settlement. On July 1, 2013, the Court issued an order granting preliminary approval of the settlement. A hearing to determine whether the Court should issue an order finally approving the proposed settlement has been scheduled for August 28, 2013.  As part of the settlement, we have agreed to certain corporate governance changes and the insurance carrier will pay $0.3 million in attorneys’ fees. The settlement requires no direct payment by us.  During the three months ended June 30, 2013, we recorded $0.3 million as litigation expense, net of $0.3 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss.  We included the related litigation payable in “Accrued liabilities” and the insurance recovery receivable in “Prepaid expenses and other assets” in the consolidated balance sheet as of June 30, 2013.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows. Please see note 5 to the accompanying consolidated financial statements under “Litigation” for a discussion of certain ongoing legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 21, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2013	1,594	$8.46	—	—
May 1 to 31, 2013	5,567	8.15	—	—
June 1 to 30, 2013	3,988	7.97	—	—
Total	11,149	$8.13	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer of Internap.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer) Date: July 25, 2013

