Form 10-Q
period 2013-09-30
INTERNAP NETWORK SERVICES CORP
filed 2013-10-24
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

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

As of October 17, 2013, 53,704,949 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Data center services	$45,488	$42,139	$135,461	$123,570
Internet protocol (IP) services	24,084	25,990	73,794	80,274
Total revenues	69,572	68,129	209,255	203,844

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	23,171	23,539	68,461	67,158
IP services	9,624	10,034	29,858	30,210
Direct costs of customer support	7,528	6,898	22,052	20,108
Direct costs of amortization of acquired technologies	1,273	1,179	3,643	3,538
Sales and marketing	8,048	7,569	23,609	23,973
General and administrative	8,740	8,985	27,979	29,886
Depreciation and amortization	12,264	9,885	34,075	26,463
Loss (gain) on disposal of property and equipment, net	4	—	4	(19)
Exit activities, restructuring and impairments	274	124	1,206	812
Total operating costs and expenses	70,926	68,213	210,887	202,129
(Loss) income from operations	(1,354)	(84)	(1,632)	1,715

Non-operating expenses:
Interest expense	2,429	1,996	7,324	5,335
Other, net	67	118	679	413
Total non-operating expenses	2,496	2,114	8,003	5,748

Loss before income taxes and equity in earnings of equity-method investment	(3,850)	(2,198)	(9,635)	(4,033)
(Provision) benefit for income taxes	(254)	(289)	98	(503)
Equity in earnings of equity-method investment, net of taxes	69	37	157	197

Net loss	(4,035)	(2,450)	(9,380)	(4,339)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	429	221	(477)	192
Unrealized loss on interest rate swap, net of taxes	(150)	—	(204)	—
Total other comprehensive income (loss)	279	221	(681)	192

Comprehensive loss	$(3,756)	$(2,229)	$(10,061)	$(4,147)

Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.18)	$(0.09)

Weighted average shares outstanding used in computing net loss per share:
Basic and diluted	50,882	50,572	51,070	50,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$34,441	$28,553
Accounts receivable, net of allowance for doubtful accounts of $1,757 and $1,809, respectively	21,001	19,035
Prepaid expenses and other assets	23,273	13,438

Total current assets	78,715	61,026

Property and equipment, net	272,101	248,095
Investment in joint venture	2,666	3,000
Intangible assets, net	18,124	21,342
Goodwill	59,605	59,605
Deposits and other assets	5,595	5,735
Deferred tax asset, net	1,683	1,909

Total assets	$438,489	$400,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,210	$22,158
Accrued liabilities	19,862	11,386
Deferred revenues	3,115	2,991
Capital lease obligations	5,175	4,504
Term loan, less discount of $234 and $239, respectively	3,266	3,261
Exit activities and restructuring liability	2,354	2,508
Other current liabilities	178	169

Total current liabilities	67,160	46,977

Deferred revenues	2,857	2,669
Capital lease obligations	49,602	44,054
Revolving credit facility	50,500	30,501
Term loan, less discount of $211 and $388, respectively	59,164	61,612
Exit activities and restructuring liability	2,261	3,365
Deferred rent	13,655	15,026
Other long-term liabilities	1,795	903

Total liabilities	246,994	205,107
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 53,709 and 53,459 shares outstanding, respectively	54	54
Additional paid-in capital	1,251,196	1,243,801
Treasury stock, at cost, 436 and 267 shares, respectively	(3,289)	(1,845)
Accumulated deficit	(1,055,570)	(1,046,190)
Accumulated items of other comprehensive loss	(896)	(215)

Total stockholders’ equity	191,495	195,605

Total liabilities and stockholders’ equity	$438,489	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(9,380)	$(4,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,718	30,001
Loss (gain) on disposal of property and equipment, net	4	(19)
Impairment of capitalized software	520	258
Stock-based compensation expense, net of capitalized amount	5,085	4,382
Equity in earnings of equity-method investment	(157)	(197)
Provision for doubtful accounts	1,077	833
Non-cash change in accrued contingent consideration	—	319
Non-cash change in capital lease obligations	121	669
Non-cash change in exit activities and restructuring liability	921	686
Non-cash change in deferred rent	(1,371)	(727)
Deferred income taxes	225	292
Other, net	516	459
Changes in operating assets and liabilities:
Accounts receivable	(3,043)	(3,296)
Prepaid expenses, deposits and other assets	(368)	(297)
Accounts payable	(4,614)	(3,632)
Accrued and other liabilities	(1,023)	826
Deferred revenues	311	664
Exit activities and restructuring liability	(2,180)	(2,172)
Other liabilities	(613)	—
Net cash flows provided by operating activities	23,749	24,710

Cash Flows from Investing Activities:
Purchases of property and equipment	(31,721)	(56,442)
Additions to acquired technology	(476)	—
Net cash flows used in investing activities	(32,197)	(56,442)

Cash Flows from Financing Activities:
Proceeds from the revolving credit facility	20,000	32,229
Principal payments on credit agreement	(2,625)	(2,375)
Payment of debt issuance costs	—	(543)
Payments on capital lease obligations	(3,475)	(2,296)
Proceeds from exercise of stock options	1,979	2,245
Tax withholdings related to net share settlements of restricted stock awards	(1,443)	(956)
Capitalized lease incentive liability	(126)	(90)
Net cash flows provided by financing activities	14,310	28,214
Effect of exchange rates on cash and cash equivalents	26	121
Net increase (decrease) in cash and cash equivalents	5,888	(3,397)
Cash and cash equivalents at beginning of period	28,553	29,772
Cash and cash equivalents at end of period	$34,441	$26,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,114	$5,342
Cash paid for income taxes	336	177
Non-cash acquisition of property and equipment under capital leases	9,552	10,079
Additions to property and equipment included in accounts payable	15,665	8,172
Capitalized stock-based compensation	331	329

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“we,” “us,” “our” or “Internap”) provides intelligent information technology (“IT”) infrastructure services that combine platform flexibility and hybridization with superior performance, enabling customers to focus on their core business, improve service levels and lower the cost of IT operations. We provide services at 43 data centers across North America, Europe and the Asia-Pacific region and through 82 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2013 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2012 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future periods.

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013:
Money market funds(1)	$5,005	$—	$—	$5,005
Liabilities:
Interest rate swaps (note 5)	—	(303)	—	(303)
Asset retirement obligation(2) (note 6)	—	—	(1,337)	(1,337)

December 31, 2012:
Money market funds(1)	5,003	—	—	5,003

(1)
Included in “Cash and cash equivalents” in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)	We calculated the fair value of the asset retirement obligation by discounting the estimated amount using the current two-year Treasury bill rate adjusted for our credit non-performance risk.

The following table provides a summary of changes in our Level 3 asset retirement obligation for the nine months ended September 30, 2013 (in thousands):

Balance, January 1, 2013	$—
Accrued estimated obligation, less fair value adjustment	2,813
Subsequent revision of estimated obligation	(1,519)
Accretion	43
Balance, September 30, 2013	$1,337

The fair value of our Level 3 debt, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	September 30,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$62,875	$62,628	$65,500	$65,180
Revolving credit facility	50,500	50,292	30,501	30,342

3.	PROPERTY AND EQUIPMENT

During the three months ended June 2013, we determined that we would not use certain capitalized software assets in the future and recorded an impairment charge for the net book value of $0.3 million and $0.2 million in the data center services and IP services segments, respectively. We include the total impairment charge of $0.5 million in “Exit activities, restructuring and impairments” on the accompanying statement of operations and comprehensive loss for the nine months ended September 30, 2013.

4.	GOODWILL

For purposes of valuing our goodwill, we have the following reporting units: IP products, IP services, data center products and data center services. During 2013 and prior to our annual impairment review, we reorganized the previous data center services reporting unit to segregate data center products, as its operations now meet the definition of a separate stand-alone business. We allocated goodwill to the new reporting unit based on the relative fair values of the affected reporting units at the time of reorganization.

We performed our annual impairment review as of August 1, 2013 and concluded that goodwill attributed to each of our reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value, including goodwill. None of our reporting units were at risk of failing step one.

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

 We determined the assumptions supporting the discounted cash flow method, including the discount rate, using our best estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, we performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions and there was no impairment indicated in our testing.

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

5.	INTEREST RATE SWAPS

During March 2013, we entered into interest rate swaps to add stability to interest expense and to manage exposure to interest rate movements. Our interest rate swaps, which were designated and qualified as a cash flow hedge, involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The cash flow hedges, effective March 20, 2013, have a notional amount starting at $80.0 million through August 30, 2015, with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. Our first interest settlement date was April 30, 2013.

We recorded the interest rate derivatives on the accompanying consolidated balance sheet at fair value, which was determined by the bank that holds the interest rate swaps. As of September 30, 2013, the fair value of the interest rate swaps was $0.3 million and was included in “Other long-term liabilities” in the accompanying consolidated balance sheet. During each of the three and nine months ended September 30, 2013, we recorded losses of $0.2 million as the effective portion of the change in fair value of our interest rate swaps, designated and qualified as cash flow hedges, in “Other comprehensive income (loss).” We will subsequently reclassify such value into earnings in the period that the hedged transaction affects earnings. We recognize the ineffective portion of the change in fair value of the derivative directly in earnings. We did not recognize any hedge ineffectiveness during each of the three and nine months ended September 30, 2013.

We will reclassify amounts reported in “Other comprehensive loss” related to the interest rate swaps to interest expense as we accrue interest payments on our variable-rate debt. During each of the three and nine months ended September 30, 2013, we reclassified less than $0.1 million as an increase to interest expense. Through September 30, 2014, we estimate that we will reclassify an additional $0.3 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on the debt.

6.	COMMITMENTS, CONTINGENCIES AND LITIGATION

Asset Retirement Obligation

During March 2013, we recorded an asset retirement obligation related to future removal costs of leasehold improvements for one of our data center leases that expires in December 2014.  At that time, we were able to reasonably estimate the liability following discussions with the landlord related to the removal of certain leasehold improvements and then obtain third-party estimates to arrive at an estimated retirement obligation of $3.0 million. We recorded the asset retirement obligation, and the corresponding asset retirement cost, in our data center services segment at its fair value, which we calculated by discounting the estimated amount to present value using the current two-year Treasury bill rate adjusted for our credit non-performance risk.

During the three months ended September 30, 2013, we decreased the original estimated obligation amount and the corresponding asset retirement cost by $1.6 million, at its present value of $1.5 million, due to new information obtained about the removal of certain leasehold improvements included in our original estimate that we have now determined are not required.  As of September 30, 2013, the present value balance of the asset retirement obligation is $1.3 million and is included in “Other long-term liabilities” in the consolidated balance sheet.

We include the asset retirement cost in “Property and equipment, net” in the consolidated balance sheet as of September 30, 2013, and depreciate it using the straight-line method over the remaining term of the related lease.

Capital Leases

During January 2013, we took possession of a new company-controlled data center to expand our existing services in the metro New York market when it was available according to the capital lease. We recorded the related property and corresponding capital lease obligation of $9.4 million at the time of possession.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of September 30, 2013, are as follows (in thousands):

2013	$2,416
2014	9,920
2015	10,377
2016	9,386
2017	8,917
Thereafter	38,380
Remaining capital lease payments	79,396
Less: amounts representing imputed interest	(24,619)
Present value of minimum lease payments	54,777
Less: current portion	(5,175)
$49,602

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at September 30, 2013 (in thousands):

2013	$4,907
2014	17,776
2015	15,920
2016	3,812
2017	390
Thereafter	429
$43,234

Litigation

Securities Class Action Litigation

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. On August 5, 2013, the parties entered a Stipulation and Agreement of Settlement.  On August 21, 2013, the court issued an order granting preliminary approval of the settlement. A hearing to determine whether the court should issue an order finally approving the proposed settlement has been scheduled for December 4, 2013. As part of the settlement, the insurance carrier will pay $9.5 million to stockholders in the class. The settlement requires no direct payment by us. During the three months ended September 30, 2013, we recorded $9.5 million as litigation expense, net of $9.5 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations.  We included the related litigation payable in “Accrued liabilities” and the insurance recovery receivable in “Prepaid expenses and other assets” in the consolidated balance sheet as of September 30, 2013.

Derivative Action Litigation

On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action was based upon substantially the same facts alleged in the securities class action litigation described above. The complaint sought to recover damages in an unspecified amount. On June 6, 2013, the parties entered a Stipulation and Agreement of Settlement. On July 1, 2013, the court issued an order granting preliminary approval of the settlement. The court finally approved the settlement at a hearing on August 28, 2013. As part of the settlement, we have agreed to certain corporate governance changes and the insurance carrier will pay $0.3 million in attorneys’ fees. The settlement requires no direct payment by us. During the three months ended June 30, 2013, we recorded $0.3 million as litigation expense, net of $0.3 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations. The payment and recovery were settled during the three months ended September 30, 2013.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

7.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITY

In prior years, we implemented exit activity and restructuring plans that resulted in substantial charges for our real estate obligations. In addition, during the nine months ended September 30, 2013, we recorded initial exit activity charges related to ceasing use of an office facility, as well as subsequent plan adjustments in sublease assumptions in certain properties included in in our previously-disclosed plans.  We included these initial charges and subsequent plan adjustments in ‘Exit activities, restructuring and impairments” on the accompanying consolidated statements of operation and comprehensive loss.

The following table summarizes the related transactions and balances during the nine months ended September 30, 2013 (in thousands):

	December 31, 2012 Restructuring Liability	Initial Charges	Subsequent Plan Adjustments	Cash Payments	September 30, 2013 Restructuring Liability
Real estate obligations:
2013 – 2011 exit activities	$146	$81	$(3)	$(128)	$96
2007 restructuring	4,245	—	754	(1,493)	3,506
2001 restructuring	1,482	—	90	(559)	1,013

Total	$5,873	$81	$841	$(2,180)	$4,615

8.	OPERATING SEGMENTS

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

The following table shows operating results for our operating segments, along with reconciliations from segment profit to loss before income taxes and equity in earnings of equity-method investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Data center services	$45,488	$42,139	$135,461	$123,570
IP services	24,084	25,990	73,794	80,274
Total revenues	69,572	68,129	209,255	203,844

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	23,171	23,539	68,461	67,158
IP services	9,624	10,034	29,858	30,210
Total direct costs of network, sales and services, exclusive of depreciation and amortization	32,795	33,573	98,319	97,368

Segment profit:
Data center services	22,317	18,600	67,000	56,412
IP services	14,460	15,956	43,936	50,064
Total segment profit	36,777	34,556	110,936	106,476

Exit activities, restructuring and impairments	274	124	1,206	812
Other operating expenses, including direct costs of customer support, depreciation and amortization	37,857	34,516	111,362	103,949
(Loss) income from operations	(1,354)	(84)	(1,632)	1,715
Non-operating expense	2,496	2,114	8,003	5,748
Loss before income taxes and equity in earnings of equity-method investment	$(3,850)	$(2,198)	$(9,635)	(4,033)

9.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stock by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding stock options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stock	$(4,035)	$(2,450)	$(9,380)	$(4,339)
Weighted average shares outstanding, basic and diluted	50,882	50,572	51,070	50,656

Net loss per share, basic and diluted	$(0.08)	$(0.05)	$(0.18)	$(0.09)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,852	6,038	6,852	6,038

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”)  issued guidance that requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when: (a) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (b) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under existing guidance. The new guidance is effective prospectively for fiscal years beginning after December 15, 2013.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect adoption to have a material impact on our financial condition or results of operations.

In July 2013, the FASB issued guidance that permits an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, it removes the restriction on using different benchmark interest rates for similar hedges. The new guidance is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under existing guidance and is effective immediately. Adoption did not have an impact to our financial condition or results of operations.

In March 2013, the FASB issued new guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In January 2013, we adopted new guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (loss). The guidance requires us to (a) present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (loss), but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

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

In January 2013, we adopted new guidance that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. Adoption did not have an impact on our financial condition or results of operations.

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

We believe the long-term demand for data center services will continue, and to address this long-term demand, we continue to incur capital expenditures to build and expand company-controlled data centers. In January 2013, we took possession of a new company-controlled data center to expand our existing services in the metro New York market and, in July 2013, we began its build out. This expansion will increase our company-controlled data center footprint by approximately 55,000 net sellable square feet when fully deployed.

IP Services

Our IP services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end-users globally. We deliver our IP services through 82 IP service points around the world, which include 25 CDN points of presence (“POPs”).

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

Results of Operations

As of September 30, 2013, we had approximately 3,500 customers. Our customer base is not concentrated in any particular industry and, for the three months and nine months ended September 30, 2013, no single customer accounted for 10% or more of our revenues.

Three Months Ended September 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (decrease) from 2012 to 2013
	2013	2012	Amount	Percent
Revenues:
Data center services	$45,488	$42,139	$3,349	8%
IP services	24,084	25,990	(1,906)	(7)
Total revenues	69,572	68,129	1,443	2

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	23,171	23,539	(368)	(2)
IP services	9,624	10,034	(410)	(4)
Direct costs of customer support	7,528	6,898	630	9
Direct costs of amortization of acquired technologies	1,273	1,179	94	8
Sales and marketing	8,048	7,569	479	6
General and administrative	8,740	8,985	(245)	(3)
Depreciation and amortization	12,264	9,885	2,379	24
Loss on disposal of property and equipment, net	4	—	4	—
Exit activities, restructuring and impairments	274	124	150	121
Total operating costs and expenses	70,926	68,213	2,713	4
Loss from operations	$(1,354)	$(84)	$(1,270)	1512

Interest expense	$2,429	$1,996	$433	22

Data Center Services

Revenues for data center services increased $3.3 million, or 8%, to $45.5 million for the three months ended September 30, 2013, compared to $42.1 million for the same period in 2012. The increase in revenue was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services.

Direct costs of data center services, exclusive of depreciation and amortization, remained relatively flat at $23.2 million for the three months ended September 30, 2013, compared to $23.5 million for the same period in 2012.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 51% during the three months ended September 30, 2013, compared to 56% during the same period in 2012.

IP Services

Revenues for IP services decreased $1.9 million, or 7%, to $24.1 million for the three months ended September 30, 2013, compared to $26.0 million for the same period in 2012. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 6% for the three months ended September 30, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.4 million, or 4%, to $9.6 million for the three months ended September 30, 2013, compared to $10.0 million for the same period in 2012.  This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended September 30, 2013 and 2012. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $17.2 million and $16.8 million for the three months ended September 30, 2013 and 2012, respectively. The variance was primarily due to a $1.0 million increase in cash-based compensation and payroll taxes due to increased headcount and a $0.3 million increase in stock-based compensation, offset by $0.6 million decrease in bonus compensation accrual and severance.

Stock-based compensation, net of amount capitalized, increased to $1.7 million during the three months ended September 30, 2013 from $1.4 million during the same period in 2012. The increase was primarily due to the expense associated with more recent option grants valued higher than in previous years. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2013	2012
Direct costs of customer support	$331	$234
Sales and marketing	359	241
General and administrative	1,019	888
	$1,709	$1,363

Direct Costs of Customer Support. Direct costs of customer support increased 9% to $7.5 million during the three months ended September 30, 2013 from $6.9 million during the same period in 2012. The variance was primarily due to a $0.8 million increase in cash-based compensation and payroll taxes due to increased headcount.

Sales and Marketing. Sales and marketing costs increased 6% to $8.0 million during the three months ended September 30, 2013 from $7.6 million during the same period in 2012. The variance was primarily due to slight increases in commissions, stock-based compensation and outside professional services.

General and Administrative. General and administrative costs remained relatively flat at $8.7 million during the three months ended September 30, 2013 from $9.0 million during the same period in 2012.

Depreciation and Amortization. Depreciation and amortization increased 24% to $12.3 million during the three months ended September 30, 2013 from $9.9 million during the same period in 2012. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point (“P-NAP”) infrastructure and capitalized software.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased 121% to $0.3 million during the three months ended September 30, 2013 from $0.1 million during the same period in 2012. The increase was primarily due to adjustments to previously implemented restructuring plans.

Interest Expense. Interest expense increased 22% to $2.4 million during the three months ended September 30, 2013 from $2.0 million during the same period in 2012. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Nine Months Ended September 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Increase (decrease) from 2012 to 2013
	2013	2012	Amount	Percent
Revenues:
Data center services	$135,461	$123,570	$11,891	10%
IP services	73,794	80,274	(6,480)	(8)
Total revenues	209,255	203,844	5,411	3

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	68,461	67,158	1,303	2
IP services	29,858	30,210	(352)	(1)
Direct costs of customer support	22,052	20,108	1,944	10
Direct costs of amortization of acquired technologies	3,643	3,538	105	3
Sales and marketing	23,609	23,973	(364)	(2)
General and administrative	27,979	29,886	(1,907)	(6)
Depreciation and amortization	34,075	26,463	7,612	29
Loss (gain) on disposal of property and equipment, net	4	(19)	23	—
Exit activities, restructuring and impairments	1,206	812	394	49
Total operating costs and expenses	210,887	202,129	8,758	4
(Loss) income from operations	$(1,632)	$1,715	$(3,347)	(195)

Interest expense	$7,324	$5,335	$1,989	37
Benefit (provision) for income taxes	98	(503)	601	119

Data Center Services

Revenues for data center services increased $11.9 million, or 10%, to $135.5 million for the nine months ended September 30, 2013, compared to $123.6 million for the same period in 2012. The increase in revenue was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services.

Direct costs of data center services, exclusive of depreciation and amortization, increased $1.3 million, or 2%, to $68.5 million for the nine months ended September 30, 2013, compared to $67.2 million for the same period in 2012.  The increase in direct costs was primarily due to the revenue growth in hosting services and increased costs related to the opening of our Los Angeles, California data center and the expansion of our Atlanta, Georgia data center, offset by a favorable renegotiation of a vendor contract.

Direct costs of data center services as a percentage of corresponding revenues improved to 51% during the nine months ended September 30, 2013, compared to 54% during the same period in 2012.

IP Services

Revenues for IP services decreased $6.5 million, or 8%, to $73.8 million for the nine months ended September 30, 2013, compared to $80.3 million for the same period in 2012. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 13% for the nine months ended September 30, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.4 million, or 1%, to $29.9 million for the nine months ended September 30, 2013, compared to $30.2 million for the same period in 2012.  This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $51.7 million and $51.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The variance was primarily due to a $1.2 million increase in cash-based compensation and payroll taxes due to increased headcount and a $0.7 million increase in stock-based compensation, offset by a $0.7 million decrease in bonus compensation accrual and severance and a $0.4 million decrease in commissions.

Stock-based compensation, net of amount capitalized, increased to $5.1 million during the nine months ended September 30, 2013 from $4.4 million during the same period in 2012. The increase is primarily due to the expense associated with more recent option grants valued higher than in previous years.  The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2013	2012
Direct costs of customer support	$882	$689
Sales and marketing	960	664
General and administrative	3,243	3,029
	$5,085	$4,382

Direct Costs of Customer Support. Direct costs of customer support increased 10% to $22.1 million during the nine months ended September 30, 2013 from $20.1 million during the same period in 2012. The variance was primarily due to a $2.1 million increase in cash-based compensation and payroll taxes due to increased headcount and a $0.4 million increase in outside professional services, offset by a $0.5 million increase in capitalized payroll costs related to software development.

Sales and Marketing. Sales and marketing costs remained relatively flat at $23.6 million during the nine months ended September 30, 2013 from $24.0 million during the same period in 2012.

General and Administrative. General and administrative costs decreased 6% to $28.0 million during the nine months ended September 30, 2013 from $29.9 million during the same period in 2012. The variance was primarily due to a $0.6 million decrease in cash-based compensation and payroll taxes due to decreased headcount, a $0.6 million decrease in bonus compensation accrual and severance, a $0.5 million decrease in taxes and licenses and a $0.8 million decrease in outside professional services, offset by a $0.5 million decrease in capitalized payroll costs related to software development.

Depreciation and Amortization. Depreciation and amortization increased 29% to $34.1 million during the nine months ended September 30, 2013 from $26.5 million during the same period in 2012. The increase was primarily due to the effects of expanding our company-controlled data centers, P-NAP infrastructure and capitalized software.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased 49% to $1.2 million during the nine months ended September 30, 2013 from $0.8 million during the same period in 2012. The increase was primarily due a $0.5 million impairment of capitalized software.

Interest Expense. Interest expense increased 37% to $7.3 million during the nine months ended September 30, 2013 from $5.3 million during the same period in 2012. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

Benefit (Provision) for Income Taxes.  The benefit for income taxes was $0.1 million during the nine months ended September 30, 2013, compared to income tax expense of $0.5 million during the same period in 2012. The variance was primarily due to a tax benefit received from a release of previously-recorded uncertain tax liabilities related to the Voxel acquisition during the nine months ended September 30, 2013.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). However, the non-GAAP performance measure of adjusted EBITDA, defined as loss from operations plus depreciation and amortization, loss (gain) on disposal of property and equipment, exit activities, restructuring and impairments and stock-based compensation, is presented to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We use this non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,
	2013	2012
Loss from operations	$(1,354)	$(84)
Depreciation and amortization, including amortization of acquired technologies	13,537	11,064
Loss on disposal of property and equipment, net	4	—
Exit activities, restructuring and impairments	274	124
Stock-based compensation	1,709	1,363
Adjusted EBITDA	$14,170	$12,467

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

We have a history of quarterly and annual period net losses. During the three and nine months ended September 30, 2013, we had a net loss of $4.0 million and $9.4 million, respectively. As of September 30, 2013, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating vendor contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We have a $137.3 million credit agreement that expires in August 2015, which provides for a revolving credit facility up to $70.0 million and a term loan with initial capacity of $67.3 million.

As of September 30, 2013, the revolving credit facility had an outstanding balance of $50.5 million and we issued $6.2 million letters of credit, resulting in $13.3 million in borrowing capacity. The term loan had an outstanding principal amount of $62.9 million, which we repay in $875,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due on August 30, 2015.

As of September 30, 2013, the interest rate on the revolving credit facility and term loan was 3.7%. However during March 2013, we entered into interest rate swaps with a notional amount starting at $80.0 million through August 30, 2015 with an interest rate of 4.0%, and $20.0 million through December 31, 2014 with an interest rate of 3.9%. We summarize our interest rate swaps in note 5 to the accompanying consolidated financial statements.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to minimum liquidity, fixed charge coverage ratio and senior leverage ratio. As of September 30, 2013, we were in compliance with these covenants.

Capital Leases. During January 2013, we took possession of a new company-controlled data center to expand our existing services in the metro New York market when it was available according to terms of the capital lease.  We recorded the related property and corresponding capital lease obligation of $9.4 million at the time of possession.

Our present value of minimum lease payments on all remaining capital lease obligations at September 30, 2013 was $54.8 million. We summarize our existing capital lease obligations in note 6 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Revolving credit facility(1)	$54,110	$475	$53,635	$—	$—
Term loan(1)	67,161	1,467	65,694	—	—
Capital lease obligations, including interest	79,396	2,416	20,297	18,303	38,380
Exit activities and restructuring	6,108	2,932	3,176	—	—
Asset retirement obligation	1,400	—	1,400	—	—
Operating lease commitments	127,703	7,257	49,143	36,177	35,126
Service and purchase commitments	43,234	4,907	33,696	4,202	429

	$379,112	$19,454	$227,041	$58,682	$73,935

(1)	At September 30, 2013, the applicable interest rates were 3.7% and the projected interest included in the debt payments above incorporates this rate.

Cash Flows

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 was $23.7 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $35.3 million, while changes in operating assets and liabilities used cash from operations of $11.5 million.  We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Days sales outstanding was 27 days at September 30, 2013 and 25 days at December 31, 2012. Days sales outstanding are measured as of a point in time and may fluctuate based on a number of factors, including, among other things, changes in revenues, cash collections, allowance for doubtful accounts and the amount of revenues billed in advance.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013 was $32.2 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013 was $14.3 million, primarily due to $20.0 million of proceeds received on the credit agreement, offset by principal payments of $6.1 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.8 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. During March 2013, we entered into interest rate swaps with a notional amount starting at $80.0 million through August 30, 2015 with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. We summarize our interest rate swaps in note 5 to the accompanying consolidated financial statements.

As of September 30, 2013, our long-term debt consisted of $62.9 million borrowed under our term loan and $50.5 million borrowed under our revolving credit facility. Interest on the term loan was 3.7% based on either (a) the Base Rate (as defined in the credit agreement) plus 3.50 percentage points, or (b) the LIBOR Rate (as defined in the credit agreement) plus 3.50 percentage points, as we elect from time to time. Interest on the revolving credit facility was 3.7% based on either (x) the Base Rate plus 1.75 percentage points or (y) the LIBOR Rate plus 3.50 percentage points, as we elect from time to time.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $1.1 million per year, assuming we do not increase amounts outstanding.

Foreign Currency Risk

Substantially all of our revenue is currently in U.S. dollars and from customers in the U.S. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2013, we realized foreign currency losses of $0.1 million and $0.3 million, respectively, which are included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation gains of $0.4 million and losses of $0.5 million, respectively, which are included in “Other comprehensive income (loss),” both in the consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. On August 5, 2013, the parties entered a Stipulation and Agreement of Settlement.  On August 21, 2013, the court issued an order granting preliminary approval of the settlement. A hearing to determine whether the court should issue an order finally approving the proposed settlement has been scheduled for December 4, 2013. As part of the settlement, the insurance carrier will pay $9.5 million to stockholders in the class. The settlement requires no direct payment by us. During the three months ended September 30, 2013, we recorded $9.5 million as litigation expense, net of $9.5 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations.  We included the related litigation payable in “Accrued liabilities” and the insurance recovery receivable in “Prepaid expenses and other assets” in the consolidated balance sheet as of September 30, 2013.

Derivative Action Litigation

On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action was based upon substantially the same facts alleged in the securities class action litigation described above. The complaint sought to recover damages in an unspecified amount. On June 6, 2013, the parties entered a Stipulation and Agreement of Settlement. On July 1, 2013, the court issued an order granting preliminary approval of the settlement. The court finally approved the settlement at a hearing on August 28, 2013. As part of the settlement, we have agreed to certain corporate governance changes and the insurance carrier will pay $0.3 million in attorneys’ fees. The settlement requires no direct payment by us. During the three months ended June 30, 2013, we recorded $0.3 million as litigation expense, net of $0.3 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations.  The payment and recovery were settled during the three months ended September 30, 2013.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows. Please see note 6 to the accompanying consolidated financial statements under “Litigation” for a discussion of certain ongoing legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 21, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2013	585	$8.80	—	—
August 1 to 31, 2013	12,064	7.44	—	—
September 1 to 30, 2013	3,670	6.97	—	—
Total	16,319	$7.38	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer of Internap.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer of Internap.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of Internap.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer)

Date: October 24, 2013

