Form 10-K
period 2013-12-31
INTERNAP NETWORK SERVICES CORP
filed 2014-02-20
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $377,987,603 based on a closing price of $8.27 on June 30, 2013, as quoted on the NASDAQ Global Market.

As of February 10, 2014, 54,100,932 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held May 30, 2014 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our accompanying audited consolidated financial statements, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “Internap” or the “Company” refer to Internap Network Services Corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Internap’s vision is to help people build and manage the world’s best performing Internet infrastructure. Today, our infrastructure services power many of the applications that shape the way we live, work and play. Internap’s hybrid Internet infrastructure services deliver “performance without compromise” – blending virtual and bare-metal cloud, hosting and colocation services across a global network of data centers, optimized from the application to the end user and backed by our customer support. Many of the world’s most innovative companies rely on Internap to make their applications faster and more scalable.

Our Industry

Internap competes in the large and fast-growing market for Internet infrastructure services (outsourced data center, compute, storage and network services). Three complementary trends are driving demand for Internet infrastructure services: the growth of the digital economy, the increasing tendency toward outsourcing and the adoption of cloud computing.

The Growth of the Digital Economy

The “digital economy” continues to impact existing business models, with a new generation of networked applications. Widespread adoption of mobile Internet devices combined with rising expectations around the performance and availability of both consumer and business applications places increasing pressure on enterprises to deliver a seamless end-user experience on any device at any time. At the same time, Software-as-a-Service (“SaaS”) models have changed data usage patterns with information traditionally maintained on individual machines and back-office servers now being streamed across the Internet. These applications require new diligence and focus on predictable performance and data security.

The Increasing Tendency Toward Outsourcing

With more applications, security concerns and compliance issues all placing new burdens on the traditional IT model and driving new costs and complexity, IT organizations are increasingly turning to infrastructure outsourcing to free up valuable internal resources to focus on their core business, improve service levels and lower the overall cost of their IT operations. The macro-economic trends over the past several years have led to a significant reduction of operating and capital budgets in IT organizations. These organizations are forced to balance this growing complexity with a cost-cutting culture and staff resource limitation that requires they do more with less.

The Adoption of Cloud Computing

Amidst this environment, the emergence of public cloud Infrastructure-as-a-Service (“IaaS”) offerings have accelerated digital innovation by lowering the barrier to entry for new business creation. IaaS offerings allow new enterprises to procure and pay for infrastructure on an as-needed basis while minimizing upfront operating expenses, reducing complexity and increasing agility.

Although most organizations initially relied on cloud services for non-mission critical workloads, such as testing and development, growing adoption and the maturation of cloud platforms have increased confidence in migrating key business applications to the cloud. This, in turn, has led to a new generation of applications that are being architected from the ground up, to run on standardized public cloud infrastructure.

Our Business

The Internet infrastructure services market comprises a range of infrastructure offerings that have emerged in response to shifting business and technology drivers; Internap competes specifically in the markets for retail colocation, hosting and IAAS. Different customer use cases and business requirements dictate the need for specific services or a combination of services enabled through hybridization.

Internap provides high-performance, hybrid Internet infrastructure services that make our customers’ applications faster and more scalable. We offer:

●	hybrid infrastructure services: customers can mix and match cloud, hosting and colocation for the optimal combination of services to meet specific application and business requirements;
●	delivered across a global network of data centers;
●	supported by network optimization services that leverage our proprietary technologies to maximize uptime and minimize latency for customers’ applications; and
●	managed with a “single-pane-of-glass” customer portal, backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

Our Segments

Data Center Services Segment

Our data center services segment includes colocation, hosting and cloud services. Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Hosting and cloud services involve the provision and maintenance of hardware, operating system software, management and monitoring software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

We sell our data center services at 49 data centers across North America, Europe and the Asia-Pacific region. We refer to 16 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For these company-controlled facilities, we have designed the data center infrastructure, procured the capital equipment, deployed the infrastructure and are responsible for the operation and maintenance of the facility. Our objective with the lease is to control the asset for its economic life, which is typically 10 to 25 years. We refer to the remaining 33 data centers as “partner” sites. In these locations, a third-party has designed and deployed the infrastructure and provides for the operation and maintenance of the facility. Our leases for partner sites have shorter terms and are often linked directly to our underlying customer contract terms for the facility. We typically choose to resell these partner facilities only when there is a strategic rationale, such as a customer requirement for a particular partner facility in combination with a requirement for significant Internap company-controlled data center services. As of December 31, 2013, we had 219,000 net-sellable square feet of company-controlled datacenter space and 61,000 net sellable square feet of partner datacenter space in our portfolio.

We believe the long-term demand for data center services will continue, and to address this long-term demand, we continue to incur capital expenditures to expand company-controlled data center capacity. During December 2013, we opened a new company-controlled data center to expand capacity in the metro New York market. This expansion will add approximately 55,000 net sellable square feet to our company-controlled data center footprint when fully deployed.

In addition, on November 26, 2013, we acquired iWeb Group Inc. (“iWeb”). Headquartered in Montreal, Quebec, Canada, iWeb has four company-controlled data centers supporting hosting, cloud and colocation services. iWeb’s offerings extend our existing portfolio and expand our addressable market to global small-to-medium sized businesses through an e-commerce route to market. We included iWeb’s financial results in our data center services segment since the acquisition date.

IP Services Segment

Our Internet Protocol (“IP”) services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP services through 87 IP service points around the world, which include 25 CDN points of presence (“POPs”).

Our patented and patent-pending network route optimization technologies address inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models, in a scalable, reliable and predictable manner. Our services take into account the unique performance requirements of each business application to ensure performance as designed, without unnecessary cost.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically located POPs. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and audience-analytic tools.

For more information regarding our operating segments, please see note 12 to our accompanying consolidated financial statements.

Data Centers, Private Network Access Points and CDN POPs

Our data centers and private network access points (“P-NAPs”) feature multiple direct high-speed connections to major internet service providers (“ISPs”). We have data centers, P-NAPs and CDN POPs in the following markets, some of which have multiple sites:

Internap operated	Domestic sites operated under third party agreements		International sites operated under third party agreements
Atlanta	Atlanta	Orange County	Amsterdam	Paris
Boston	Boston	San Diego	Frankfurt	Singapore
Dallas	Chicago	Philadelphia	Hong Kong	Sydney
Houston	Dallas	Phoenix	London	Tokyo(1)
Los Angeles	Denver	San Francisco	Osaka(1)	Toronto
Montreal	Los Angeles	San Jose
New York Metro	Miami	Santa Clara
Santa Clara	New York metro	Seattle
Seattle	Oakland	Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation.

Financial Information about Geographic Areas

For each of the three years ended December 31, 2013, we derived less than 10% of our total revenues from operations outside the United States.

Research and Development

Research and development costs, including product development costs, are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $2.1 million, $2.0 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. These costs do not include $7.5 million, $6.7 million and $9.8 million of internal-use software costs capitalized during the years ended December 31, 2013, 2012 and 2011, respectively.

Customers

As of December 31, 2013, we had approximately 13,000 customers, which include iWeb customers in a variety of industries. Key industries we serve are software and Internet; media and entertainment, including gaming; business services; hosting; health care and information technology infrastructure; and telecommunications. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, steady price erosion and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price and brand recognition. We believe that we can compete on the basis of these factors. Our current and potential competition primarily consists of:

●	colocation, hosting and cloud providers, including Equinix, Inc.; Rackspace, Inc.; Amazon Web Services; Telx Group, Inc.; CyrusOne; CenturyLink, Inc.; Softlayer (IBM); SunGard Availability Services and QTS Realty Trust, Inc.; and

●	ISPs that provide connectivity services and storage solutions, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc. and Limelight Networks, Inc.

Competition will likely continue to put price pressure on us. Our competitors may have longer operating histories or presence in key markets, greater name recognition, larger customer bases and greater financial, sales and marketing, distribution, engineering, technical and other resources than we have. As a result, these competitors may be able to introduce emerging technologies on a broader scale and adapt more quickly to changes in customer requirements, potentially at lower costs, or to devote greater resources to the promotion and sale of their services and products. In all of our markets, we also may face competition from newly-established competitors, suppliers of services or products based on new or emerging technologies and customers that choose to develop their own network services or products. We also may encounter further consolidation in the markets in which we compete. Increased competition could result in additional pricing pressures, decreased gross margins and loss of market share, which may materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our Competitive Differentiation

Internap aims to be the partner of choice for people developing the world’s most innovative applications by creating and operating the best-performing Internet infrastructure. We are uniquely positioned to help our customers make their applications faster and more scalable in three key ways.

Our High-Performance Service Offering

Providing the best performing infrastructure services is in Internap’s DNA. The company was founded in 1996 to provide a better way to deliver packets across the Internet and, even today, our Performance IP™ service is the gold standard for business Internet connectivity. As we have expanded and evolved our business, delivering the best performance has remained a central value starting with the design of company-controlled data centers, which are the foundation for our hybrid infrastructure services and feature industry-leading power densities and complete infrastructure redundancy to efficiently support business growth while minimizing downtime.

Similarly, we have designed our public cloud offering to support high-performance workloads with bare-metal and virtual compute options. Our bare-metal cloud supports big data applications better than virtualized cloud alternatives by delivering faster throughput and processing, more consistent performance by removing the “noisy neighbor effect” and more efficient price to performance – with significant cost savings over nominal virtual equivalents.

Our Hybrid Approach to Internet Infrastructure and Hosting Venue Interoperability

We believe the breadth of our services offering provides additional compelling differentiation. Customers require a range of infrastructure offerings to support specific workload, business and compliance, and we are unique in our ability to allow customers to easily mix and match colocation, cloud and hosting (virtual and physical, managed and unmanaged environments) to create the best-fit infrastructure for their application and business requirements.

All of our infrastructure services seamlessly interconnect via a single unified network to enable hybridized IT environments for maximum scalability, efficiency and flexibility. Our unified customer portal provides a single pane of glass view into customers’ hybrid infrastructure, allowing them to provision, manage and monitor colocation, hosting and cloud environments through a single, robust interface. This simplifies management of the colocation footprint, minimizes expensive trips to the data center and enables customers to easily leverage cloud-to-colocation hybridization for immediate access to elastic, on-demand resources.

Our Customer Support

Ultimately, our services are only as strong as the people behind them. Internap’s award-winning, fully-redundant Network Operations Centers (“NOC”) deliver outstanding service and act as a virtual extension of our customers’ infrastructure teams. Our NOCs are staffed by experienced engineers who proactively monitor our services and network to solve issues before problems arise. We recognize that the performance and availability of our services is mission-critical to our customers’ businesses and we guarantee those services with a 100% SLA, which features proactive alerts and credits.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2013, we had 21 patents (16 issued in the United States and five issued internationally) that extend to various dates between 2017 and 2031, and 13 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2013, we had approximately 700 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider the relationships with our employees to be good.

Additional Information

We make available through our company web site, free of charge, our company filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. Our web site is www.internap.com and the link to our SEC filings is http://ir.internap.com/financials.cfm. Our principal executive offices are located at One Ravinia Drive, Suite 1300, Atlanta, Georgia 30346, and our telephone number is (404) 302-9700. We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Our common stock trades on the Nasdaq Global Market under the symbol “INAP.”

ITEM 1A. RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a materially adverse impact on our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. You should carefully consider these risks. These risks are not the only ones we may face. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect us. If any of the events or circumstances described in the following risks occurs, our business, consolidated financial condition, results of operations, cash flows or any combination of the foregoing could be materially and adversely affected.

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

Risks Related to our Industries

We cannot predict with certainty the future evolution of the IT infrastructure market in which we compete, and may be unable to respond effectively or on a timely basis to rapid technological change.

The IT infrastructure market in which we compete is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. As evidenced by our investment in and offering to our enterprise customers of a full portfolio of hosting solutions, innovative new technologies and evolving industry standards have the potential to become the “new normal,” either replacing or providing efficient, potentially lower-cost alternatives to other, more traditional, services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable.

Our failure to anticipate new technology trends that eventually may become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but will not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. Technological advances in computer processing, storage, capacity, component size or power management could result in a decreased demand for our data center and hosting services. Likewise, if the Internet backbone becomes subject to a form of central management or gatekeeping control, or if ISPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our IP and CDN services could be materially and adversely affected.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

The market in which we compete is constantly evolving. The process of expending research and development to create new services and products, and the technologies that support them, is expensive, time and labor intensive and uncertain. We may not understand the market demand for new services and products or not be able to overcome technical problems with new services. The demand for top research and development talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and product upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

●	sourcing, identifying, obtaining and maintaining qualified research and development staff with the appropriate skill and expertise;

●	managing the length of the development cycle for new products and product enhancements, which historically has been longer than expected;

●	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors’ and customers’ services and products;

●	developing or expanding efficient sales channels;

●	entering into new or unproven markets where we have limited experience;

●	managing new service and product service strategies and integrating them with our existing services and products;

●	incorporating acquired products and technologies;

●	trade compliance issues affecting our ability to ship new products to international markets; and

●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and product upgrades are not technologically competitive or do not achieve market acceptance, we may experience a decrease in our revenues and earnings.

Our capital investment strategy for data center and IT infrastructure services expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected.

Our strategic decision to invest capital in expanding our data center and IT infrastructure services is based on, among other things, significant assumptions relative to expected growth of these markets, our competitors’ plans and current and expected occupancy rates. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate. Errors or imprecision in these estimates, especially those related to customer demand, could cause actual results to differ materially from expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

We may experience difficulties in executing our capital investment strategy to expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities.

As part of our strategy, we may continue to expand our IT infrastructure services, particularly into new geographic markets. We expect that we may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower pace than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

●	identify and obtain the use of locations meeting our selection criteria on competitive terms;
●	estimate costs and control delays;
●	obtain necessary permits on a timely basis, if at all;
●	generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans;
●	establish key relationships with IT infrastructure providers;
●	hire, train, retain and manage sufficient operational and technical employees and supporting personnel;
●	obtain the necessary power density and supply from local utility companies;
●	avoid labor issues impacting our suppliers, such as a strike; and
●	identify and obtain contractors that will not default on the agreed upon contract performance.

If we encounter greater than anticipated difficulties in implementing our expansion plans, are unable to deploy new IT infrastructure services or do not adequately control expenses associated with the deployment of new IT infrastructure services, it may be necessary to take additional actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our estimation of future data center space needs may be inaccurate, leading to missed sales opportunities or additional expenses through unnecessary carrying costs.

Adding data center space involves significant capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. Errors or imprecision in these estimates or the data on which the estimates are based could result in either an oversupply or undersupply of space in a particular market and cause actual results to differ materially from expected results and correspondingly have a material adverse impact on our business, consolidated financial condition, results of operations and cash flows.

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

We compete in the IT infrastructure services market, which is rapidly evolving, highly competitive and likely to be characterized by overcapacity, industry consolidation and continued pricing pressure. Our competitors may consolidate with one another or acquire software-application vendors or technology providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Further, our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. Many of our competitors may be able to:

●	develop and expand their IT infrastructure and service offerings more rapidly;

●	adapt to new or emerging technologies and changes in customer requirements more quickly;

●	take advantage of acquisitions and other opportunities more readily; or

●	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

In addition, ISPs may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our IT infrastructure services. We also expect that we will face additional competition as we expand our product offerings, including competition from technology and telecommunications companies and non-technology companies which are entering the market through leveraging their existing or expanded network services and cloud infrastructure. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loops.

We may lack the financial and other resources, expertise or capability necessary to maintain or capture increased market share. Increased competition and technological advancements by our competitors could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

Failure to retain existing customers or add new customers may cause our revenue to decline.

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new ones. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these agreements may not be renewed at the same price or level of service, if at all. Due to the significant upfront costs of implementing IT infrastructure services, if our customers do not renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional infrastructure on-line.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

●	their level of satisfaction with our services;

●	our ability to provide features and functionality demanded by our customers;

●	the prices of our services compared to our competitors;

●	technological advances that allow customers to meet their needs with fewer infrastructure resources;

●	mergers and acquisitions affecting our customer base; and

●	reduction in our customers’ spending levels.

If our customers do not renew their agreements with us or if they renew on less favorable terms, our revenue would decline and our business may suffer. Similarly, our customer agreements may provide for minimum commitments that may be significantly below our customers’ historical usage levels. Consequently, these customers could significantly curtail their usage without incurring any incremental fees under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

We have a long sales cycle for our IT infrastructure services and the implementation efforts required by customers to activate them can be substantial.

Our IT infrastructure services are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to outsource some or all of its IT infrastructure typically involves a significant commitment of resources. Some customers may be reluctant to purchase our services due to their inability to accurately forecast future demand, delay in decision-making or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

We may lose customers if they elect to develop or maintain some or all of their IT infrastructure services internally.

Our current and potential customers may decide to develop or maintain their own IT infrastructure rather than outsource to service providers like us. These in-house IT infrastructure services could be perceived to be superior or more cost effective compared to our services. If we fail to offer IT infrastructure services that compete favorably with in-sourced services or if we fail to differentiate our IT infrastructure services, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business, consolidated financial condition and results of operations would suffer as a result.

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

We face the risk that the Federal Communications Commission (“FCC”) may increase regulation or that Congress or one or more states will approve legislation significantly affecting our business. For example, in 2010, the FCC adopted new Open Internet rules intended to preserve and promote the Internet’s openness and the transparency of its protocols to encourage innovation by providers of content, applications, services and devices. While aimed primarily at regulating broadband service providers, such services are defined for purposes of the new rules as “mass-market retail service,” meaning a service marketed and sold on a standardized basis to residential customers, small businesses customers. Mass market excludes enterprise service offerings provided to larger organizations through customized or individually-negotiated arrangements, or “edge” content providers who provide content, services and applications over the Internet, both of whom are among our typical customers. On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s core anti-discrimination and anti-blocking rules imposed on broadband providers, holding that this was impermissible common carrier regulation when the FCC had previously determined that broadband services are information services, not telecommunications services subject to common carrier regulation. By contrast, the court held that the FCC’s transparency and disclosure requirements on broadband providers did not amount to per se common carrier regulation and upheld them. While future actions are difficult to predict, if the FCC attempts to reformulate its regulation of broadband providers or Congress rewrites the Telecommunications Act to regulate broadband providers as common carriers, this could lead to expanded regulation of the Internet that could impact our business. Companies like ours, whose business involves providing enterprise networks for cloud computing and other applications, could have their operations and costs impacted by a top-to-bottom review of broadband access principles. On the other hand, it remains unclear what cost structure that businesses like ours that pay for broadband access services will face if and when broadband service providers choose to exercise greater rights to implement paid priority or tiered pricing for broadband access. Any of these developments could significantly impact our business.

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

In 2012, one of our subsidiaries began offering metro connect and metro connect extended ethernet data transmission services to customers colocated at our data centers to enable expanded connectivity at multiple locations. These are regulated telecommunications services, which require our subsidiary to apply for, obtain and maintain in good status a regulatory certification(s) and often a tariff in each state in which these services are offered. There are various regulatory compliance requirements to operate as a telecommunications carrier, such as the filing of tariffs, annual reports and universal service reports, all of which must be satisfied to continue to offer these services, and avoid any enforcement actions by federal or state regulators. We also must ensure that we are in compliance with state consumer protection laws in every state in which the subsidiary offers such services. Failure to comply with any of these requirements could negatively impact our business.

Risks Related to our Business

We depend on third-party suppliers for key elements of our IT infrastructure services. If we are unable to obtain these elements on a cost-effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

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

For data center and hosting facilities, we rely on a number of vendors to provide physical space, convert or build space to our specifications, provide power, internal cabling and wiring, climate control, physical security and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering new leases, or not able to contain cost for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

In addition, we currently purchase infrastructure equipment such as servers, routers, switches and storage components from a limited number of vendors. We do not carry significant inventories of the equipment we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could materially and adversely affect our results.

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

These contracts may contain provisions that result in favorable or non-favorable impacts on us depending on actions taken, or not taken. While we would normally pursue all contractual provisions favorable to our business, the appropriate actions under a particular contract may require estimates, judgments and assumptions to be made concerning future events for which we have limited basis for estimation. We cannot guarantee that we will take the appropriate action under a particular contract to maximize the benefit to us, which could have a material adverse impact on operations.

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

Generally, our company-controlled data center leases provide us with the opportunity to renew the leases at our option for periods typically ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop significantly in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease.

In addition, for the leases that do not contain renewal options, or for which the option to renew has been exhausted or passed, we cannot guarantee the lessor will renew the lease, or will do so at a rate that will allow us to maintain profitability on that particular space. While we proactively monitor these leases, and conduct on-going negotiations with lessors, our ability to renegotiate renewals is inherently limited by the original contract language, including option renewal clauses. If we are unable to renew, we may incur substantial costs to move our infrastructure and/or customers and to restore the property to its required condition, there is no guarantee that our customers will move with us and we may not be able to find appropriate and sufficient space. The occurrence of any of these events could adversely impact our business, financial condition, results of operations and cash flows.

A failure in the redundancies in one or more of our NOCs, P-NAPs or computer systems could cause a significant disruption in Internet connectivity which could impact our ability to serve our customers.

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at one or more of our NOCs, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or P-NAPs, any of which would seriously harm our business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue a significant amount of service credits as a result of such interruptions in service. These credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

A significant number of our P-NAPs are located in facilities owned and operated by third parties. In many of those arrangements, we do not have property rights similar to those customarily possessed by a lessee or subtenant but instead have lesser rights of occupancy. In certain situations, the financial condition of those parties providing occupancy to us could have an adverse impact on the continued occupancy arrangement or the level of service delivered to us under such arrangements.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our IT infrastructure services are susceptible to regional costs and supply of power, electrical power shortages, planned or unplanned power outages and availability of adequate power resources. Power outages could harm our customers and our business. While we attempt to limit exposure to system downtime by using backup generators, uninterruptible power systems and other redundancies, we may not be able to limit our exposure entirely. Even with these protections in place we have experienced power outages in the past and may in the future. In addition, our energy costs have increased and may continue to increase for a variety of reasons including increased pressure on legislators to pass green legislation. As energy costs increase, we may not be able to pass on to our customers the increased cost of energy, which could harm our business and operating results.

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

Our global operations may not be successful.

We have limited experience operating globally and have only recently begun to achieve some success in our global operations. We currently have P-NAPs or CDN POPs in Amsterdam, Frankfurt, Hong Kong, London, Montreal, Paris, Singapore, Sydney and Toronto. We also participate in a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation, which operates network access points in Tokyo and Osaka, Japan. We may develop or acquire P-NAPs or complementary businesses in additional global markets. The risks associated with expansion of our global business operations include:

●	challenges in establishing and maintaining relationships with global customers, ISPs and local vendors, including data center and local network operators;

●	challenges in staffing and managing NOCs and P-NAPs across disparate geographic areas;

●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the U.S.;

●	challenges in reducing operating expense or other costs required by local laws, and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	exposure to fluctuations in international currency exchange rates;

●	costs of customizing P-NAPs for foreign countries and customers; and

●
compliance with requirements of foreign laws, regulations and other governmental controls, including trade and labor restrictions and related laws that may reduce the flexibility of our business operations or favor local competition.

We may be unsuccessful in our efforts to address the risks associated with our global operations, which may limit our sales growth and materially and adversely affect our business and results of operations.

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

In this regard, our recent acquisition of iWeb may not provide the benefits we anticipate and we may not be successful in our integration of iWeb, either of which could negatively impact our business.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not sustain profitability.

For the years ended December 31, 2013, 2012 and 2011, we incurred net losses of $19.8 million, $4.3 million and $1.7 million, respectively. At December 31, 2013, our accumulated deficit was $1.1 billion. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. Fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

●	competition and the introduction of new services by our competitors;

●	continued pricing pressures;

●	fluctuations in the demand and sales cycle for our services;

●	fluctuations in the market for qualified sales and other personnel;

●	the cost and availability of adequate public utilities, including power;

●	our ability to obtain local loop connections to our P-NAPs at favorable prices;

●	general economic conditions; and

●	any impairments or restructurings charges that we may incur in the future.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the expansion of our data center facilities, the deployment of additional P-NAPs, the terms of our network connectivity purchase agreements and the cost of servers, storage and other equipment necessary to deploy hosting and cloud services. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. We can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan.

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

Holders of our stock options may exercise those options to purchase our common stock, which would increase the number of shares of our common stock that are outstanding in the future. As of December 31, 2013, options to purchase an aggregate of 5.8 million shares of our common stock at a weighted average exercise price of $7.05 were outstanding. Also, the vesting of 1.0 million outstanding shares of restricted stock will increase the weighted average number of shares used for calculating diluted net loss per share. Greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees, in financing transactions or otherwise, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

Our existing credit agreement places certain limitations on us.

Our existing credit agreement requires us to meet certain financial covenants related to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures, as well as negative and reporting covenants. In addition, these covenants create liens on a majority our assets. If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows.

Finally, our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

Any failure to meet our debt obligations and other long-term commitments would damage our business.

As of December 31, 2013, our total debt, including capital leases, was $355.3 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

We also have other long-term commitments for operating leases and service and purchase contracts totaling $169.1 million in the future with a minimum of $47.2 million payable in 2014. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2013, we had net operating loss carryforwards of $192.7 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2033. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

We may face litigation and liability due to claims of infringement of third-party intellectual property rights and due to our customers’ use of our IT infrastructure services.

The IT infrastructure services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our IT Infrastructure services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly impact our operating results. In addition, our customer agreements generally require us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant technology or a substitute technology on acceptable terms or redesign our services or products to avoid infringement, our ability to compete successfully in our market would be materially impaired.

In addition, our customers use our IT infrastructure services to operate and run certain aspects and functions of their businesses. From time-to-time, third parties may assert that our customers’ businesses, including the business aspects and functions for which they use our IT infrastructure services, infringe patent, copyright, trademark, trade secret or other intellectual property or legal rights. Our customers’ businesses may also be subject to regulatory oversight, governmental investigation, data breaches and lawsuits by their customers, competitors or other third parties based on a broad range of legal theories. Such third parties may seek to hold us liable on the basis of contributory or vicarious liability or other legal theories. Any such claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly impact our operating results. If any such claim against us were to be successful, damages could be significant and our ability to compete successfully in our market would be materially impaired.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia. Our Atlanta headquarters consists of 62,000 square feet under a lease that expires in 2019.

Leased facilities in our top markets include Atlanta, Boston, Dallas, Houston, Los Angeles, Montreal, New York metro area, Northern California and Seattle. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action Litigation.  On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. On August 5, 2013, the parties entered a Stipulation and Agreement of Settlement. The court approved the settlement on December 4, 2013. As part of the settlement, the insurance carrier paid $9.5 million to stockholders in the class. The settlement required no direct payment by us. During the year ended December 31, 2013, we recorded $9.5 million as litigation expense, net of $9.5 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations. The payment and recovery were settled during the year ended December 31, 2013.

Derivative Action Litigation.  On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action was based upon substantially the same facts alleged in the securities class action litigation described above. The complaint sought to recover damages in an unspecified amount. On June 6, 2013, the parties entered a Stipulation and Agreement of Settlement. The court approved the settlement at a hearing on August 28, 2013. As part of the settlement, we agreed to certain corporate governance changes and the insurance carrier paid $0.3 million in attorneys’ fees. The settlement required no direct payment by us. During the year ended December 31, 2013, we recorded $0.3 million as litigation expense, net of $0.3 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations. The payment and recovery were settled during the year ended December 31, 2013.

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

Year Ended December 31, 2013:	High	Low
Fourth Quarter	$7.75	$6.51
Third Quarter	9.10	6.66
Second Quarter	9.47	7.82
First Quarter	9.60	6.80

Year Ended December 31, 2012:	High	Low
Fourth Quarter	$7.68	$5.52
Third Quarter	7.52	6.15
Second Quarter	7.90	6.25
First Quarter	7.96	5.55

As of February 10, 2014, we had approximately 700 stockholders of record of our common stock.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2013 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,802	$7.05	1,901
Equity compensation plans not approved by security holders	—	—	—
Total	5,802	$7.05	1,901

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2013	1,668	$7.10	—	—
November 1 to 30, 2013	2,657	7.37	—	—
December 1 to 31, 2013	20,975	7.34	—	—
Total	25,300	$7.33	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below from our audited consolidated financial statements. You should read the following in conjunction with the accompanying consolidated financial statements and related notes contained and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013(1)	2012	2011(2)	2010	2009(3)
(in thousands, except per share data) Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues	$283,342	$273,592	$244,628	$244,164	$256,259
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	132,012	130,954	120,310	127,423	143,016
Direct costs of customer support	29,687	26,664	21,278	19,861	18,034
Direct costs of amortization of acquired technologies	4,967	4,718	3,500	3,811	8,349
Sales and marketing	31,800	31,343	29,715	29,232	28,131
General and administrative	42,759	38,635	33,952	33,048	44,645
Depreciation and amortization	48,181	36,147	36,926	30,158	28,282
Loss (gain) on disposals of property and equipment, net	9	(55)	37	116	26
Exit activities, restructuring and impairments	1,414	1,422	2,833	1,411	54,698
Total operating costs and expenses	290,829	269,828	248,551	245,060	325,181
(Loss) income from operations	(7,487)	3,764	(3,923)	(896)	(68,922)
Non-operating expenses	12,841	7,849	3,866	2,170	461
Loss before income taxes and equity in (earnings) of equity-method investment	(20,328)	(4,085)	(7,789)	(3,066)	(69,383)
(Benefit) provision for income taxes	(285)	453	(5,612)	952	357
Equity in (earnings) of equity-method investment, net of taxes	(213)	(220)	(475)	(396)	(15)
Net loss	(19,830)	$(4,318)	$(1,702)	$(3,622)	$(69,725)

Net loss per share:
Basic and diluted	$(0.39)	$(0.09)	$(0.03)	$(0.07)	$(1.41)

	December 31,
	2013(1)	2012	2011(2)	2010	2009(3)
Consolidated Balance Sheets Data:
Cash and cash equivalents, investments in marketable securities and other related assets (4)	$35,018	$28,553	$29,772	$59,582	$80,926
Total assets	614,241	400,712	356,710	293,142	267,502
Credit facilities, due after one year, and capital lease obligations, less current portion	346,800	136,555	94,673	37,889	23,217
Total stockholders’ equity	182,210	195,605	192,170	188,611	184,402

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial Data:
Purchases of property and equipment	$62,798	$74,947	$68,542	$62,184	$17,278
Net cash flows provided by operating activities	33,683	43,742	28,630	39,602	37,520
Net cash flows used in investing activities	(208,086)	(79,697)	(96,265)	(55,184)	(9,900)
Net cash flows provided by (used in) financing activities	180,810	34,571	37,901	1,224	(598)

(1)
On November 26, 2013, we completed our acquisition of iWeb. We allocated the purchase price to iWeb’s net tangible and intangible assets based on their estimated fair values as of November 26, 2013. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill.

(2)
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

(3)
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

(4)
The following table provides a reconciliation of total cash and cash equivalents, investments in marketable securities and other related assets and restricted cash to the amounts reported in our audited consolidated balance sheets (in thousands):

	December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents(a)	$35,018	$28,553	$29,772	$59,582	$73,926
Investments in marketable securities and other related assets:
Short-term	—	—	—	—	7,000
	$35,018	$28,553	$29,772	$59,582	$80,926

(a)        Subsequent to December 31, 2013, we expect that collateral deposits on our credit agreement of $6.5 million will be repaid to us and we will record such amounts in “cash and cash equivalents.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report on Form 10-K.

2013 Financial Highlights and Outlook

Data Center Services

Revenue increased $17.9 million during 2013 primarily due to net revenue growth in company-controlled colocation and hosting services. We expect future revenue growth in the data center services segment to continue to be derived primarily from our company-controlled colocation and hosting services. We have expanded the number and size of the data center sites that we operate and have broadened our portfolio of hybridized and on-demand hosting services to provide continued platform flexibility for our customers.

We believe the long-term drivers of demand for enterprises to outsource their IT infrastructure services remain intact and that we remain positioned to benefit from this macro trend. To address this demand, we continue to incur capital expenditures to build and expand company-controlled data centers. During 2013, we opened a new company-controlled data to expand capacity in the metro New York market. This expansion will add approximately 55,000 net sellable square feet to our company-controlled data center footprint when fully deployed.

In addition, on November 26, 2013, we acquired iWeb. Headquartered in Montreal, Quebec, Canada, iWeb has four company-controlled data centers supporting hosting, cloud and colocation services. iWeb’s offerings extend our existing portfolio and expand our addressable market to global small-to-medium sized businesses through an e-commerce route to market.

With the opening of our new company-controlled data center in the metro New York market, the expansion of other company-controlled data centers and the acquisition of iWeb, in 2013 we increased the total capacity in our data center footprint by approximately 31,000 net sellable square feet. This expansion of our data center footprint has contributed to total lower overall utilization of net sellable square feet as of December 31, 2013 compared to 2012. At December 31, 2013, we had approximately 280,000 net sellable square feet of data center space with a utilization rate of 59%, compared to approximately 249,000 net sellable square feet of data center space with a utilization rate of 63% at December 31, 2012. At December 31, 2013 and 2012, 78% and 74% of our total net sellable square feet were in company-controlled data centers versus 22% and 26%, in partner sites.

IP Services

During 2013, revenue decreased $8.1 million while IP traffic increased approximately 16% compared to 2012, calculated based on an average over the number of months in the respective periods. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth. However, we continue to experience pricing pressure for our IP services, which has contributed to the decrease in IP services revenue year-over-year. Technological improvements and excess capacity have been the primary drivers for lower pricing IP services.

Credit Agreement

On November 26, 2013, we entered into a $350.0 million credit Agreement (the “credit agreement”), which provides for a senior secured first lien term loan facility of $300.0 million (“term loan”) and a second secured first lien revolving credit facility of $50.0 million (“revolving credit facility”). We summarize the credit agreement in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 11 to the accompanying consolidated financial statements. Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). However, we present the non-GAAP performance measure of adjusted EBITDA, defined as (loss) income from operations plus depreciation and amortization, loss (gain) on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation and acquisition costs, to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We use this non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

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

The following table reconciles adjusted EBITDA to (loss) income from operations as presented in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2013	2012	2011
(Loss) income from operations	$(7,487)	$3,764	$(3,923)
Depreciation and amortization, including amortization of acquired technologies	53,148	40,865	40,426
Loss (gain) on disposals of property and equipment, net	9	(55)	37
Exit activities, restructuring and impairments	1,414	1,422	2,833
Stock-based compensation	6,743	5,858	3,983
Acquisition costs for iWeb and Voxel, respectively	4,210	—	647	(1)
Adjusted EBITDA	$58,037	$51,854	$44,003

(1)       For the year ended December 31, 2011, we restated adjusted EBITDA to account for the addition of Voxel acquisition costs in order to conform to the current year presentation.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life, which was approximately six years for 2013, five years for 2012 and four years for 2011.

For multiple-deliverable revenue arrangements we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available.

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

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return for to delivered services. We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. In addition, we record a reserve amount for SLAs and other sales adjustments.

Goodwill and Other Intangible and Long-lived Assets

Our annual assessment of goodwill for impairment, performed each year on August 1 absent any impairment indicators or other changes that may cause more frequent analysis, includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

We base the impairment analysis of goodwill on estimated fair values. Our assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; projected EBITDA for expected cash flows; market comparables and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

For purposes of valuing our goodwill, we have the following reporting units: IP products, IP services, data center products and data center services. During 2013, and prior to our annual impairment review, we reorganized the previous data centers services reporting unit to segregate data center products, as its operations now met the definition of a separate stand-alone business. We allocated goodwill to the new reporting unit based on the relative fair values of the affected reporting units at the time of reorganization.

We did not identify an impairment as a result of our annual August 1, 2013 impairment test and none of our reporting units were at risk of failing step one. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2013.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost of the acquired technologies over their useful lives of five to eight years and 10 to 30 years for customer relationships and trade names. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

During 2013 and 2012, we concluded that an impairment indicator existed to cause us to reassess our internal-use developed software, which is included in “Property and equipment, net” on the accompanying consolidated balance sheets. Following the reassessment, further described in note 5, we recorded an impairment charge of $0.5 million and $0.4 million in 2013 and 2012, respectively, which is included in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. As of January 1, 2013, estimated useful lives used for network equipment are generally five years; furniture, equipment and software are five to seven years; and leasehold improvements are 10 to 25 years or over the lease term, depending on the nature of the improvement. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

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

Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in our accompanying consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to uncertain tax positions as part of the provision for income taxes and we accrue such items beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that we recognize the related tax benefits.

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

Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months. We reached the same conclusion regarding our foreign jurisdictions, other than the United Kingdom (“U.K.”) and Canada. Accordingly, we continue to maintain the full valuation allowance in the U.S. and all foreign jurisdictions, other than the U.K. and Canada.

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

Results of Operations

Revenues

We generate revenues primarily from the sale of data center services and IP services.

Direct Costs of Network, Sales and Services

Direct costs of network, sales and services are comprised primarily of:

●	costs for connecting to and accessing ISPs and competitive local exchange providers;

●	facility and occupancy costs, including power and utilities, for hosting and operating our equipment and hosting our customers’ equipment;

●	costs incurred for providing additional third party services to our customers; and

●	royalties and costs of license fees for operating systems software.

If a network access point is not colocated with the respective ISP, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while P-NAP facility costs are generally fixed. Direct costs of network, sales and services do not include compensation, depreciation or amortization.

Direct Costs of Customer Support

Direct costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into P-NAP facilities and servicing customers through our NOCs. In addition, direct costs of customer support include facilities costs associated with the NOCs, including costs related to servicing our data center customers.

Direct Costs of Amortization of Acquired Technologies

Direct costs of amortization of acquired technologies are for technologies acquired through business combinations that are an integral part of the services we sell. We record amortization using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost of the acquired technologies over their useful lives of five to eight years. The carrying value of the acquired technologies at December 31, 2013 was $13.2 million and the weighted average remaining life was approximately four years.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2012 to 2013		Increase (decrease) from 2011 to 2012
	2013	2012	2011	Amount	Percent	Amount	Percent
Revenues:
Data center services	$185,147	$167,286	$133,453	$17,861	11%	$33,833	25%
IP services	98,195	106,306	111,175	(8,111)	(8)	(4,869)	(4)
Total revenues	283,342	273,592	244,628	9,750	4	28,964	12

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	92,564	90,604	78,907	1,960	2	(11,697)	(15)
IP services	39,448	40,350	41,403	(902)	(2)	(1,053)	(3)
Direct costs of customer support	29,687	26,664	21,278	3,023	11	5,386	25
Direct costs of amortization of acquired technologies	4,967	4,718	3,500	249	5	1,218	(35)
Sales and marketing	31,800	31,343	29,715	457	1	1,628	5
General and administrative	42,759	38,635	33,952	4,124	11	4,683	14
Depreciation and amortization	48,181	36,147	36,926	12,034	33	(779)	(2)
Loss (gain) on disposal of property and equipment, net	9	(55)	37	64	116	(92)	(249)
Exit activities, restructuring and impairments	1,414	1,422	2,833	(8)	(1)	(1,411)	(50)
Total operating costs and expenses	290,829	269,828	248,551	21,001	8	21,277	9
(Loss) income from operations	$(7,487)	$3,764	$(3,923)	$(11,251)	(299)	$7,687	196

Interest expense	$11,346	$7,566	$3,701	$3,780	50	$3,865	104
(Benefit) provision for income taxes	$(285)	$453	$(5,612)	$(738)	(163)%	$6,065	108%

Segment Information

We operate in two business segments: data center services and IP services. Segment results for each of the three years ended December 31, 2013 are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Data center services	$185,147	$167,286	$133,453
IP services	98,195	106,306	111,175
Total revenues	283,342	273,592	244,628

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	92,564	90,604	78,907
IP services	39,448	40,350	41,403
Total direct costs of network, sales and services, exclusive of depreciation and amortization	132,012	130,954	120,310

Segment profit:
Data center services	92,583	76,682	54,546
IP services	58,747	65,956	69,772
Total segment profit	151,330	142,638	124,318

Exit activities, restructuring and impairments	1,414	1,422	2,833
Other operating expenses, including direct costs of customer support, depreciation and amortization	157,403	137,452	125,408
(Loss) income from operations	(7,487)	3,764	(3,923)
Non-operating expense	12,841	7,849	3,866
Loss before income taxes and equity in (earnings) of equity-method investment	$(20,328)	$(4,085)	$(7,789)

Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization for the segment and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs. We view direct costs of network, sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. We also view the costs of customer support to be an important component of costs of revenues but believe that the costs of customer support are more within our control and, to some degree, discretionary in that we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because it is based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures. Although we believe, for the foregoing reasons, that our presentation of segment profit non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

Years Ended December 31, 2013 and 2012

Data Center Services

Revenues for data center services increased $17.9 million, or 11%, to $185.1 million for the year ended December 31, 2013, compared to $167.3 million for the same period in 2012. The increase was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services and $3.6 million of revenue attributable to iWeb.

Direct costs of data center services, exclusive of depreciation and amortization, increased $2.0 million, or 2%, to $92.6 million for the year ended December 31, 2013, compared to $90.6 million for the same period in 2012. The increase in direct costs was primarily due to revenue growth and $1.0 million of direct costs attributable to iWeb, offset by cost reduction efforts.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 50% during the year ended December 31, 2013, compared to 54% during the same period in 2012.

IP Services

Revenues for IP services decreased $8.1 million, or 8%, to $98.2 million for the year ended December 31, 2013, compared to $106.3 million for the same period in 2012. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 16% for the year ended December 31, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $1.0 million, or 2%, to $39.4 million for the year ended December 31, 2013, compared to $40.4 million for the same period in 2012. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the years ended December 31, 2013 and 2012. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $71.1 million and $67.5 million for the years ended December 31, 2013 and 2012, respectively. The variance was primarily due to a $2.5 million increase related to a higher employee headcount and increased salary levels, a $0.9 million increase in stock-based compensation and $1.3 million of expenses attributable to iWeb, partially offset by a $0.9 million decrease in commissions.

Stock-based compensation, net of amount capitalized, increased to $6.7 million during the year ended December 31, 2013 from $5.9 million during the same period in 2012. The increase was primarily due to the expense associated with more recent option grants valued higher than in previous years. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2013	2012
Direct costs of customer support	$1,108	$936
Sales and marketing	1,110	929
General and administrative	4,525	3,993
	$6,743	$5,858

Direct Costs of Customer Support. Direct costs of customer support increased 11% to $29.7 million during the year ended December 31, 2013 from $26.7 million during the same period in 2012. The increase was primarily due to a $2.4 million increase in cash-based compensation and payroll taxes and $0.7 million of expenses attributable to iWeb.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies were $5.0 million and $4.7 million during the years ended December 31, 2013 and 2012, respectively.

Sales and Marketing. Sales and marketing costs increased 1% to $31.8 million during the year ended December 31, 2013 from $31.3 million during the same period in 2012. The increase was primarily due to $0.7 million of expenses related to iWeb.

General and Administrative. General and administrative costs increased 11% to $42.8 million during the year ended December 31, 2013 from $38.6 million during the same period in 2012. The increase was primarily due to a $2.2 million increase in outside professional services, a $0.9 million increase in bad debt expense, a $0.4 million increase in cash-based compensation costs and payroll taxes, a $0.4 million increase in stock-based compensation and $0.5 million of expenses attributable to iWeb, partially offset by a $0.4 million decrease in bonus compensation accrual and severance.

Depreciation and Amortization. Depreciation and amortization was $48.2 million and $36.1 million during the years ended December 31, 2013 and 2012, respectively. The increase was primarily due to the effects of expanding our company-controlled data centers, P-NAP infrastructure and capitalized software and $1.0 million of expense attributable to iWeb.

Exit Activities, Restructuring and Impairments. For the years ended December 31, 2013 and December 31, 2012, exit activities, restructuring and impairments were $1.4 million.

Interest Expense. Interest expense increased to $11.3 million during the year ended December 31, 2013, compared to $7.6 million during the same period in 2012. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

(Benefit) Provision for Income Taxes. The (benefit) provision for income taxes was ($0.3 million) and $0.5 million during the years ended December 31, 2013 and 2012. The variance was primarily due to income tax benefits created by reducing the prior years’ uncertain tax position reserve and the activity of iWeb.

Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2013 and 2012, was (1%) and 11%, respectively. The fluctuation in the effective income tax rate was attributable to a change in valuation allowance, reduction of uncertain tax position reserve and the income tax benefit created by iWeb for the applicable short period.

Years Ended December 31, 2012 and 2011

Data Center Services

Revenues for data center services increased $33.8 million, or 25%, to $167.3 million during the year ended December 31, 2012, compared to $133.5 million during the same period in 2011. The increase in revenue was primarily due to net revenue growth in company-controlled colocation and hosting services, which includes revenue attributable to Voxel.

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

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $67.5 million and $56.7 million during the years ended December 31, 2012 and 2011, respectively.

Cash-based compensation and benefits increased $9.0 million to $61.7 million during the year ended December 31, 2012 from $52.7 million during the same period in 2011. The increase was primarily due to a $6.3 million increase related to a higher employee headcount and increased salary levels, a $0.5 million increase attributable to credits we recorded in 2011 related to prior years’ Georgia Headquarters Tax Credit (“HQC”), a $1.1 million increase in insurance benefit costs and a $1.4 million increase in accrued bonus compensation, partially offset by a $0.4 million decrease in severance. The HQC is sponsored by the state of Georgia to incentivize companies to relocate corporate headquarters to and increase employment in Georgia. We recorded the HQC when approved by the Georgia Department of Revenue and were required to apply the credit against our state payroll liability.

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

Exit activities and restructuring charges were $1.0 million and $2.3 million during the years ended December 31, 2012 and 2011, respectively. The charges in both years primarily related to subsequent plan adjustments we made in sublease income assumptions for certain properties included in our previously-disclosed exit and restructuring plans. Due to then-current economic conditions, these adjustments extended the period during which we did not anticipate receiving sublease income from those properties given our expectation that it would take longer to find sublease tenants and the increased availability of space in each of these markets where we had unused space.

Impairment charges, related to developed software, were $0.4 million and $0.5 million during the years ended December 31, 2012 and 2011, respectively. While Voxel’s products were complementary to our IT infrastructure services, we will not use certain of our assets in the same manner as we would have used them had the acquisition not taken place. As such, we evaluated our suite of IT infrastructure services for impairment. The evaluation resulted in an impairment charge for both years to developed software related to our cloud portal functionality, included in the data center services segment.

Interest Expense. Interest expense increased to $7.6 million during the year ended December 31, 2012, compared to $3.7 million during the same period in 2011. The increase in interest expense was primarily due to new capital lease obligations related to expanding our company-controlled data centers and the increase in our borrowings under our term loan and revolving credit facility.

(Benefit) Provision for Income Taxes. The provision for income taxes was $0.5 million during the year ended December 31, 2012, compared to a benefit for income taxes of $5.6 million during the same period in 2011. The variance was primarily due to a $6.1 million deferred tax benefit, recorded during 2011, resulting from Voxel purchase accounting. Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2012 and 2011 was 11% and (72%), respectively. The fluctuation in the effective income tax rate was attributable to recognition of income taxes in the U.K., permanent tax adjustment items, a change in valuation allowance primarily from Voxel purchase accounting during 2011 and state income taxes.

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions. The current economic environment may impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

We expect to meet our cash requirements for the next 12 months through a combination of net cash provided by operating activities, existing cash on hand and utilizing additional borrowings under our credit agreement described below in “Capital Resources—Credit Agreement.” Our capital requirements depend on a number of factors, including the continued market acceptance of our services and the ability to expand and retain our customer base. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2013, we had a net loss of $19.8 million. As of December 31, 2013, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. On November 26, 2013, we entered into a $350.0 million credit agreement, which provides for the $300.0 million term loan and the $50.0 million revolving credit facility. We summarize the credit agreement in note 11 to the accompanying consolidated financial statements. Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility.

As of December 31, 2013, the revolving credit facility, due November 26, 2018, had an outstanding balance of zero, resulting in $50.0 million in borrowing capacity. We issued $6.5 million in letters of credit through a cash payment. As of December 31, 2013, the term loan had an outstanding principal amount of $300.0 million, which we will repay in $750,000 quarterly installments on the last day of each fiscal quarter, beginning March 31, 2014, with the remaining unpaid balance due November 26, 2019. As of December 31, 2013, the interest rate on the revolving credit facility was 5.0% and term loan was 6.0%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31 2013, we were in compliance with these covenants.

Capital Leases. During January 2013, we took possession of a new company-controlled data center when the space was available according to the lease and recorded the related property and equipment and corresponding capital lease obligation of $9.4 million. This new facility, which opened in December 2013 after its build-out, will expand capacity in the metro New York market and add approximately 55,000 net sellable square feet to our company-controlled data center footprint when fully deployed.

Our future minimum lease payments on all remaining capital lease obligations at December 31, 2013 were $55.3 million. We summarize our existing capital lease obligations in note 11 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Term loan(1)	404,700	21,181	41,815	41,085	300,619
Capital lease obligations, including interest	80,070	10,336	22,376	18,161	29,197
Exit activities and restructuring	5,599	2,882	2,717	—	—
Asset retirement obligation	4,784	1,400	—	—	3,384
Operating lease commitments	130,384	29,161	42,810	31,599	26,814
Service and purchase commitments	38,667	18,049	19,799	588	231

	$664,204	$83,009	$129,517	$91,433	$360,245

(1)	At December 31, 2013, the interest rate was 6% and the projected interest included in the debt payments above incorporates this rate.

Cash Flows

Operating Activities

Year Ended December 31, 2013. Net cash provided by operating activities during the year ended December 31, 2013 was $33.7 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $43.1 million, while changes in operating assets and liabilities used cash from operations of $9.4 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Year Ended December 31, 2012. Net cash provided by operating activities during the year ended December 31, 2012 was $43.7 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $44.4 million, while changes in operating assets and liabilities used cash from operations of $0.7 million.

Year Ended December 31, 2011. Net cash provided by operating activities during the year ended December 31, 2011 was $28.6 million. Our net loss, after adjustments for non-cash items, generated cash from operations of $41.2 million, while changes in operating assets and liabilities used cash from operations of $12.6 million.

Investing Activities

Year Ended December 31, 2013. Net cash used in investing activities during the year ended December 31, 2013 was $208.1 million, primarily due to the iWeb acquisition, net of cash received, of $144.5 million and capital expenditures of $62.8 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Year Ended December 31, 2012. Net cash used in investing activities during the year ended December 31, 2012 was $79.7 million, primarily due to capital expenditures of $74.9 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure. In addition, we paid $4.8 million in accrued contingent consideration for technology deliverables related to the Voxel acquisition.

Year Ended December 31, 2011. Net cash used in investing activities during the year ended December 31, 2011 was $96.3 million, due to capital expenditures of $68.6 million and the Voxel acquisition, net of cash received, of $27.7 million. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Year Ended December 31, 2013. Net cash provided by financing activities during the year ended December 31, 2013 was $180.8 million, primarily due to $320.0 million proceeds received on the credit agreement, partially offset by principal payments of $120.7 million on our prior credit agreement and capital lease obligations and the payment of debt issuance costs of $12.4 million.

Year Ended December 31, 2012. Net cash provided by financing activities during the year ended December 31, 2012 was $34.6 million, primarily due to $40.4 million proceeds received on our prior credit agreement, partially offset by principal payments of $3.3 million each on the credit agreement and capital lease obligations.

Year Ended December 31, 2011. Net cash provided by financing activities during the year ended December 31, 2011 was $37.9 million, primarily due to proceeds received on our prior credit agreement.

Off-Balance Sheet Arrangements

As of December 31, 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and NTT Holdings. We account for this investment using the equity method and we have recognized $1.7 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At December 31, 2013, we had an interest rate swap with a notional amount starting at $150.0 million through December 30, 2016 with an interest rate of 6.5%. We summarize our interest rate swap activity in note 10 to the accompanying consolidated financial statements.

As of December 31, 2013, our long-term debt consisted of $300.0 million borrowed under our term loan and $0 borrowed under our revolving credit facility. At December 31, 2013, interest on the term loan and revolving credit facility was 6.0% and 5.0%, respectively. We summarize the credit agreement in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 11 to the accompanying consolidated financial statements.

We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $3.0 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of December 31, 2013, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 30, 2013, we realized foreign currency losses of $0.3 million, which we included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation losses of $0.5 million, which we included in “Other comprehensive income (loss),” both in the accompanying consolidated statement of operations and comprehensive loss. After the acquisition of iWeb and as we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our accompanying consolidated financial statements, financial statement schedule and the report of our independent registered public accounting firm appear in Part IV of this Form 10-K. Our report on internal control over financial reporting appears in Item 9A of this Form 10-K.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, issued in 1992.

Based on our evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Form 10-K.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting excludes iWeb, which we acquired on November 26, 2013. iWeb’s operations represented 17% of our consolidated total assets and 1% of our consolidated net revenues as of and for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2014, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2014, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include information regarding security ownership of certain beneficial owners and management and related stockholder matters in our definitive proxy statement for our annual meeting of stockholders to be held in 2014, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include information regarding certain relationships, related transactions and director independence in our definitive proxy statement for our annual meeting of stockholders to be held in 2014, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will include information regarding principal accountant fees and services in our definitive proxy statement for our annual meeting of stockholders to be held in 2014, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1 3.1
Share Purchase Agreement made as of October 30, 2013 between iWeb Group Inc., its stockholders and stockholders’ representative and 8672377 Canada Inc. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).†

Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

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

10.5
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

10.7	Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.8
Form of Nonstatutory Stock Option Agreement under the Internap Network Services Corporation 2002 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.9*	2005 Incentive Stock Plan, as amended.+

10.10
Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.11
Form of Stock Option Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.12	Employment Security Plan dated November 14, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed February 21, 2013).+

10.13	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.14
Credit Agreement, dated as of November 2, 2010, by and among the Company, Wells Fargo Capital Finance, LLC, as Agent for the lenders and the other lenders identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2010)†

10.15
Security Agreement, dated as of November 2, 2010, among the Company, and certain of its subsidiaries party thereto from time to time, as Grantors, and Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.16

General Continuing Guaranty, dated as of November 2, 2010, executed by CO Space, Inc.; CO Space Services, LLC; CO Space Services Texas, LP; CO Space Properties, LLC and CO Space Properties Texas, LP in favor of Wells Fargo Capital Finance, LLC, as Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 4, 2010).†

10.17
Joinder, Consent and First Amendment to Credit Agreement by and among the Company, Wells Fargo Capital Finance, LLC, Royal Bank of Canada, Fifth Third Bank, Sun Trust Bank and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2012).†

10.18
10.18 Fourth Amendment to Credit Agreement dated August 30, 2012 by and among the Company and Wells Fargo Capital Finance, LLC as agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2012).†

10.19	Commitment Letter dated October 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).

10.20
Credit Agreement dated as of November 26, 2013 among Internap Network Services Corporation, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; Jefferies Finance, LLC, as Administrative Agent and Collateral Agent; Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Managers; PNC Bank National Association, as Syndication Agent; and Jefferies Finance LLC, as Issuing Bank and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.21
Security Agreement dated as of November 26, 2013 among Internap Network Services Corporation; the Guarantors party thereto; and Jefferies Finance LLC, as Collateral Agent ((incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.22
Lease Agreement by and between Cousins Properties Incorporated and CO Space Services, LLC, originally dated January 10, 2000 and as amended through February 26, 2007 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2011).†§

10.23	Joinder Agreement to the Employment Security Plan executed by Steven A. Orchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2010). +

10.24	Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.25	Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.26	Employment Security Agreement executed by Kevin M. Dotts (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012).+

10.27 10.28
Employment Security Agreement executed by Stephen D. Callahan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 30, 2013).+

General Release and Separation Agreement between Richard A. Shank and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 18, 2013).+

10.29	2013 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2013).+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer the Company.

32.2* 99.1
Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

Notice of Derivative Settlement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 5, 2013).

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
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
Date: February 20, 2014
	By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Eric Cooney
J. Eric Cooney	President, Chief Executive Officer and Director	February 20, 2014
(Principal Executive Officer)

/s/ Kevin M. Dotts
Kevin M. Dotts	Chief Financial Officer	February 20, 2014
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	February 20, 2014

/s/ Charles B. Coe
Charles B. Coe	Director	February 20, 2014

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	February 20, 2014

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	February 20, 2014

/s/ Michael A. Ruffolo
Michael A. Ruffolo	Director	February 20, 2014

/s/ Debora J. Wilson
Debora J. Wilson	Director	February 20, 2014

Internap Network Services Corporation

i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Network Services Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Network Services Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded iWeb Group Inc. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination in November 2013. We have also excluded iWeb Group Inc. from our audit of internal control over financial reporting. iWeb Group Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 20, 2014

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Data center services	$185,147	$167,286	$133,453
Internet protocol (IP) services	98,195	106,306	111,175
Total revenues	283,342	273,592	244,628

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	92,564	90,604	78,907
IP services	39,448	40,350	41,403
Direct costs of customer support	29,687	26,664	21,278
Direct costs of amortization of acquired technologies	4,967	4,718	3,500
Sales and marketing	31,800	31,343	29,715
General and administrative	42,759	38,635	33,952
Depreciation and amortization	48,181	36,147	36,926
Loss (gain) on disposal of property and equipment, net	9	(55)	37
Exit activities, restructuring and impairments	1,414	1,422	2,833
Total operating costs and expenses	290,829	269,828	248,551
(Loss) income from operations	(7,487)	3,764	(3,923)

Non-operating expenses:
Interest expense	11,346	7,566	3,701
Loss on extinguishment of debt	881	—	—
Other, net	614	283	165
Total non-operating expenses	12,841	7,849	3,866

Loss before income taxes and equity in (earnings) of equity-method investment	(20,328)	(4,085)	(7,789)
(Benefit) provision for income taxes	(285)	453	(5,612)
Equity in (earnings) of equity-method investment, net of taxes	(213)	(220)	(475)

Net loss	(19,830)	(4,318)	(1,702)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(464)	84	136
Unrealized loss on interest rate swap	(777)	—	—
Total other comprehensive (loss) income	(1,241)	84	136

Comprehensive loss	$(21,071)	$(4,234)	$(1,566)

Basic and diluted net loss per share	$(0.39)	$(0.09)	$(0.03)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,135	50,761	50,422

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$35,018	$28,553
Accounts receivable, net of allowance for doubtful accounts of $1,995 and $1,809, respectively	23,927	19,035
Deferred tax asset	371	—
Prepaid expenses and other assets	22,533	13,438

Total current assets	81,849	61,026

Property and equipment, net	331,963	248,095
Investment in joint venture	2,602	3,000
Intangible assets, net	57,699	21,342
Goodwill	130,387	59,605
Deposits and other assets	7,999	5,735
Deferred tax asset	1,742	1,909

Total assets	$614,241	$400,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,774	$22,158
Accrued liabilities	13,549	11,386
Deferred revenues	6,729	2,991
Capital lease obligations	5,489	4,504
Term loan, less discount of $1,387 and $239, respectively	1,613	3,261
Exit activities and restructuring liability	2,286	2,508
Other current liabilities	2,493	169

Total current liabilities	61,933	46,977

Deferred revenues	3,804	2,669
Capital lease obligations	49,800	44,054
Revolving credit facility	—	30,501
Term loan, less discount of $8,006 and $388, respectively	288,994	61,612
Exit activities and restructuring liability	1,877	3,365
Deferred rent	14,617	15,026
Deferred tax liability	8,591	—
Other long-term liabilities	2,415	903

Total liabilities	432,031	205,107
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 54,023 and 53,459 shares outstanding, respectively	54	54
Additional paid-in capital	1,253,106	1,243,801
Treasury stock, at cost, 461 and 267 shares, respectively	(3,474)	(1,845)
Accumulated deficit	(1,066,020)	(1,046,190)
Accumulated items of other comprehensive loss	(1,456)	(215)

Total stockholders’ equity	182,210	195,605

Total liabilities and stockholders’ equity	$614,241	$400,712

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2013
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2010	52,017	$52	$1,229,684	$(520)	$(1,040,170)	$(435)	$188,611
Net loss	—	—	—	—	(1,702)	—	(1,702)
Foreign currency translation	—	—	—	—	—	136	136
Stock-based compensation	—	—	4,499	—	—	—	4,499
Other activity of stock compensation plans	511	1	1,371	(746)	—	—	626

Balance, December 31, 2011	52,528	53	1,235,554	(1,266)	(1,041,872)	(299)	192,170
Net loss	—	—	—	—	(4,318)	—	(4,318)
Foreign currency translation	—	—	—	—	—	84	84
Stock-based compensation	—	—	6,285	—	—	—	6,285
Other activity of stock compensation plans	931	1	1,962	(579)	—	—	1,384

Balance, December 31, 2012	53,459	54	1,243,801	(1,845)	(1,046,190)	(215)	195,605
Net loss	—	—	—	—	(19,830)	—	(19,830)
Foreign currency translation	—	—	—	—	—	(464)	(464)
Interest rate swap	—	—	—	—	—	(777)	(777)
Stock-based compensation	—	—	7,167	—	—	—	7,167
Other activity of stock compensation plans	564	—	2,138	(1,629)	—	—	509

Balance, December 31, 2013	54,023	$54	$1,253,106	$(3,474)	$(1,066,020)	$(1,456)	$182,210

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(19,830)	$(4,318)	$(1,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,148	40,865	40,426
Loss (gain) on disposal of property and equipment, net	9	(55)	37
Impairment of capitalized software	520	438	526
Stock-based compensation expense, net of capitalized amount	6,743	5,858	3,983
Equity in (earnings) of equity-method investment	(213)	(220)	(475)
Provision for doubtful accounts	1,861	932	1,082
Non-cash portion of loss on extinguishment of debt	841	—	—
Non-cash change in capital lease obligations	99	705	1,044
Non-cash change in accrued contingent consideration	—	124	—
Non-cash change in exit activities and restructuring liability	1,185	1,171	2,288
Non-cash change in deferred rent	(1,907)	(1,073)	(555)
Deferred taxes	(67)	204	(5,734)
Other, net	706	(199)	263
Changes in operating assets and liabilities:
Accounts receivable	(5,777)	(1,428)	(1,186)
Prepaid expenses, deposits and other assets	(218)	(671)	(2,282)
Accounts payable	3,992	413	(5,209)
Accrued and other liabilities	(5,062)	2,304	(247)
Deferred revenues	1,149	862	(970)
Exit activities and restructuring liability	(2,895)	(2,890)	(2,659)
Other liabilities	(601)	720	—
Net cash flows provided by operating activities	33,683	43,742	28,630

Cash Flows from Investing Activities:
Purchases of property and equipment	(62,798)	(74,947)	(68,542)
Additions to acquired technology	(801)	—	—
Payment of accrued contingent consideration	—	(4,750)	—
Acquisitions, net of cash received	(144,487)	—	(27,723)
Net cash flows used in investing activities	(208,086)	(79,697)	(96,265)

Cash Flows from Financing Activities:
Proceeds from credit agreements	320,000	40,401	39,853
Principal payments on credit agreements	(116,000)	(3,250)	(1,000)
Payment of debt issuance costs	(12,415)	(543)	(253)
Deposit collateral on credit agreement	(6,461)	—	—
Payments on capital lease obligations	(4,655)	(3,303)	(1,190)
Proceeds from exercise of stock options	2,138	2,469	1,372
Tax withholdings related to net share settlements of restricted stock awards	(1,630)	(1,085)	(746)
Other, net	(167)	(118)	(135)
Net cash flows provided by financing activities	180,810	34,571	37,901
Effect of exchange rates on cash and cash equivalents	58	165	(76)
Net increase (decrease) in cash and cash equivalents	6,465	(1,219)	(29,810)
Cash and cash equivalents at beginning of period	28,553	29,772	59,582
Cash and cash equivalents at end of period	$35,018	$28,553	$29,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,678	$7,646	$3,293
Cash paid for income taxes	344	189	267
Non-cash acquisition of property and equipment under capital leases	9,815	10,079	19,565
Additions to property and equipment included in accounts payable	7,884	2,869	6,345
Capitalized stock-based compensation	424	427	516

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Network Services Corporation (“we,” “us,” “our” or “Internap”) provides high-performance information technology (“IT”) infrastructure services that power the applications shaping the way we live, work and play. We provide services at 49 data centers across North America, Europe and the Asia-Pacific region and through 87 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

The nature of our business subjects us to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks are described in Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

We have a history of quarterly and annual period net losses, including for each of the three years in the period ended December 31, 2013. At December 31, 2013, our accumulated deficit was $1.1 billion. However, during the years ended December 31, 2013, 2012 and 2011, we generated net cash flows from operating activities of $33.7 million, $43.7 million and $28.6 million, respectively.

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

Investment in Joint Venture

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2013, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. Due to the nature of our credit agreement and variable interest rate, the fair value of our debt approximates the carrying value.

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents.

The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in step one of a goodwill impairment test.

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. Given the needs of our business, we may invest our cash and cash equivalents in money market funds.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. As of January 1, 2013, estimated useful lives used for network equipment are generally five years; furniture, equipment and software are five to seven years; and leasehold improvements are 10 to 25 years or over the lease term, depending on the nature of the improvement. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

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

Costs of Computer Software Development

We capitalize internal-use software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life of the software product. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $7.5 million, $6.7 million and $9.8 million in internal-use software costs during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the balance of unamortized internal-use software costs was $22.9 million and $16.7 million, respectively, and during the years ended December 31, 2013 and 2012, amortization expense was $4.2 million and $3.4 million, respectively.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment. We consider the carrying value of a long-lived asset impaired when the undiscounted cash flows from such asset are separately identifiable and we estimate them to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. We would determine losses on long-lived assets to be disposed of in a similar manner, except that we would reduce fair values by the cost of disposal. We charge losses due to impairment of long-lived assets to operations during the period in which we identify the impairment. During 2013, 2012 and 2011, we concluded that an impairment indicator existed to cause us to reassess our developed software. Following the reassessment, further described in note 5, we recorded an impairment charge of $0.5 million, $0.4 million and $0.5 million, in the years ended December 31, 2013, 2012 and 2011, respectively, which is included in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

For purposes of valuing our goodwill, we have the following reporting units: IP products, IP services, data center products and data center services. During 2013, and prior to our annual impairment review, we reorganized the previous data centers services reporting unit to segregate data center products, as its operations met the definition of a separate stand-alone business. We allocated goodwill to the new reporting unit based on the relative fair values of the affected reporting units at the time of reorganization.

We did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one. We considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to August 1, 2013.

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

Our assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost of the acquired technologies over their useful lives of five to eight years and 10 years for customer relationships and trade names. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2013.

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

As described in note 3, we acquired iWeb Group Inc. (“iWeb”) on November 26, 2013. The purchase price accounting resulted in the addition of $8.2 million in net deferred tax liabilities. As the acquisition of iWeb was a stock acquisition, the tax attributes, tax positions and tax elections of iWeb were unaffected. The difference between the tax basis and the fair market value of iWeb’s assets and liabilities is primarily due to intangible property that consists of customer relationships, trade name, beneficial leasehold interest and internally-developed software.

We evaluate liabilities for uncertain tax positions and we recognized $0.4 million and $0.3 million for associated liabilities during the years ended December 31, 2013 and 2012, respectively. We recorded nominal interest and penalties arising from the underpayment of income taxes in “General and administrative” expenses in our consolidated statements of operations and comprehensive loss. As of December 31, 2013 and 2012, we accrued $0 and $48,000 for interest and penalties related to uncertain tax positions.

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

For multiple-deliverable revenue arrangements we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available.

Vendor-specific objective evidence is generally limited to the price charged when we sell the same or similar service separately. If we seldom sell a service separately, it is unlikely that we will determine vendor-specific objective evidence for the service. We define vendor-specific objective evidence as an average price of recent standalone transactions that we price within a narrow range that we define.

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

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return for the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return relative to delivered services.

We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately six years for 2013, five years for 2012 and four years for 2011. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

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

Research and Development Costs

We include research and development costs, which include product development costs, in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, acceleration and cloud technologies and network engineering costs associated with changes to the functionality of our proprietary services and network architecture. Research and development costs were $2.1 million, $2.0 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. These costs do not include $7.5 million, $6.7 million and $9.8 million of internal-use software costs capitalized during the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2013, 2012 and 2011 were $3.1 million, $2.5 million and $2.1 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss and net loss available to common stockholders	$(19,830)	$(4,318)	$(1,702)
Weighted average shares outstanding, basic and diluted	51,135	50,761	50,422

Net loss per share, basic and diluted	$(0.39)	$(0.09)	$(0.03)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,795	5,909	5,816

Segment Information

We use the management approach for determining which, if any, of our services and products, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal reporting that management uses for making operating decisions and assessing performance as the source of any reportable segments. As described in note 12, we operate in two business segments: data center services and IP services.

We include the operations of iWeb, acquired in November 2013, and Voxel Holdings, Inc. (“Voxel”), acquired in December 2011, in our data center services segment.

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

In July 2013, FASB issued guidance that permits an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, it removes the restriction on using different benchmark interest rates for similar hedges. The new guidance is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under existing guidance and is effective immediately. Adoption did not have an impact to our financial condition or results of operations.

In March 2013, FASB issued new guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In January 2013, we adopted new guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive (loss) income. The guidance requires us to (a) present (either on the face of the statement where net (loss) income is presented or in the notes to the financial statements) the effects on the line items of net (loss) income of significant amounts reclassified out of accumulated other comprehensive (loss) income, but only if the item reclassified is required under GAAP to be reclassified to net (loss) income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net (loss) income in their entirety in the same reporting period. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

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

3.	ACQUISITIONS

iWeb Acquisition

On November 26, 2013, we completed the acquisition of iWeb. Headquartered in Montreal, Quebec, Canada, iWeb has four company-controlled data centers supporting global hosting, cloud and colocation services. We include the results of iWeb from November 26, 2013 through December 31, 2013 in our data center services segment in the consolidated statements of operations, which consisted revenue of $3.6 million and loss before income tax of $0.4 million.

We acquired all of the outstanding capital stock of iWeb for a total purchase price, net of working capital adjustments provided for under the purchase agreement, of $145.8 million. The net cash paid was $144.5 million, which included cash acquired of $1.3 million.

We incurred $4.2 million in acquisition costs, which we expensed and included in “General and administrative” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013. We funded the purchase price and acquisition costs through a $350.0 million credit agreement, which we entered into contemporaneously with the acquisition, further described in note 11.

Purchase Price Allocation

We allocated the aggregate purchase price for iWeb to the net tangible and intangible assets based on their fair value as of November 26, 2013. We based the allocation of the purchase price on a valuation for property and equipment, intangible assets and deferred revenue and the carrying value for the remaining assets and liabilities, as the carrying value approximates fair value. The preliminary fair value of iWeb’s property and equipment was estimated using the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; or the cost approach, using the replacement cost of assets, depending on the nature of the assets being valued.  The preliminary fair value of identifiable intangible assets were measured at fair value primarily using various “income approaches,” which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method. We recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. Factors that contributed to the recognition of goodwill included expected synergies and the trained workforce. We expect that none of the goodwill will be deductible for tax purposes. The purchase price allocation of assets and liabilities is preliminary and subject to change as we finalize the completion of the fair value appraisal of certain personal and real tangible assets, as well as certain intangible assets. Our purchase price allocation was as follows (in thousands):

Current assets, including cash acquired of $1.3 million	$4,284
Property and equipment	52,497
Goodwill	70,782
Intangible assets	40,925
Other long-term assets	689
Current liabilities	(7,119)
Deferred revenue	(3,740)
Capital lease obligations	(1,301)
Other long-term liabilities	(2,981)
Net deferred income tax liability, long-term	(8,249)
$145,787

The intangible assets acquired were as follows (in thousands):

	Fair Value	Weighted Average Useful Life
Customer relationships	$22,200	15 years
Trade name	15,100	30 years
Beneficial leasehold interest	858	14 years
Internally developed software	2,767	5 years
Total intangible assets	$40,925

Unaudited Supplemental Financial Information

Our unaudited pro forma results presented below, including iWeb, for the year ended December 31, 2013 and 2012 are presented as if the acquisition had been completed on January 1, 2012. We calculated these amounts by adjusting the historical results of iWeb to reflect the additional interest, depreciation and amortization expenses that would have been recorded assuming the fair value adjustments to intangible assets had been applied from January 1, 2012, with the consequential tax effects. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2012.

	Year Ended December 31,
(in thousands)	2013	2012
Unaudited pro forma revenue	$323,000	$315,000
Unaudited pro forma net loss	(32,000)	(19,000)

Voxel Acquisition

On December 30, 2011, we completed the acquisition of Voxel and included its operations into our data center services segment. We acquired all of the outstanding capital stock of Voxel for a total purchase price of $33.3 million. In addition, we incurred $0.6 million in acquisition-related expenses, which we expensed and included in “General and administrative” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011. We funded the purchase price and acquisition costs by drawing-down our then existing term loan.

Purchase Price Allocation

We allocated the aggregate purchase price for Voxel to the net tangible and intangible assets based on their fair value as of December 30, 2011. We based the allocation of the purchase price on a valuation for property and equipment and intangible assets and the carrying value for the remaining assets and liabilities. We expect that none of the goodwill will be deductible for tax purposes. Our purchase price allocation was as follows (in thousands):

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

Unaudited Supplemental Financial Information

Our unaudited pro forma results presented below, including Voxel, for the year ended December 31, 2011 are presented as if the acquisition had been completed on January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2010.

Year Ended December 31,
(in thousands)	2011
Unaudited pro forma revenue	$257,999
Unaudited pro forma net loss	(12,241)

4.	FAIR VALUE MEASUREMENTS

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Money market funds(1)	$5,006	$—	$—	$5,006
Interest rate swap (note 10)	—	777	—	777
Asset retirement obligations (note 11)	—	—	2,357	2,357
December 31, 2012:
Money market funds(1)	$5,003	$—	$—	$5,003

(1)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2013 and 2012. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

(2)	We calculate the fair value of the asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the year ended December 31, 2013 (in thousands):

Balance, January 1, 2013	$—
Accrued estimated obligations, less fair value adjustment	3,820
Subsequent revision of estimated obligation	(1,519)
Accretion	56
Balance, December 31, 2013	$2,357

The fair value of our Level 3 liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$300,000	293,125	$65,500	$65,180
Revolving credit facility	—	—	30,501	30,342

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Network equipment	$189,763	$129,168
Network equipment under capital lease	6,346	6,386
Furniture and equipment	19,194	17,955
Software	51,763	45,011
Leasehold improvements	319,119	279,219
Land	630	—
Buildings	1,395	—
Buildings under capital lease	56,440	43,325
Property and equipment, gross	644,650	521,064
Less: accumulated depreciation and amortization ($17,786 and $11,351 related to capital leases at December 31, 2013 and 2012, respectively)	(312,687)	(272,969)

	$331,963	$248,095

During 2013 and 2012, we determined that we would not use certain items and recorded an impairment charge of $0.5 million and $0.4 million, respectively, to developed software related to products and product support software primarily in our data center services segment. We include the impairment charge in “Exit activities, restructuring and impairments” in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012.

We summarize depreciation and amortization of property and equipment associated with direct costs of network, sales and services and other depreciation expense as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Direct costs of network, sales and services	$44,799	$33,019	$36,040
Other depreciation and amortization	3,382	3,128	886
Subtotal	48,181	36,147	36,926
Amortization of acquired technologies	4,967	4,718	3,500
Total depreciation and amortization	$53,148	$40,865	$40,426

We retired $8.1 million of assets with accumulated depreciation of $8.1 million during the year ended December 31, 2013, $8.5 million of assets with accumulated depreciation of $8.5 million during the year ended December 31, 2012 and $12.8 million of assets with accumulated depreciation of $12.7 million during the year ended December 31 2011. We capitalized an immaterial amount of interest for each of the three years ended December 31, 2013.

6.	INVESTMENT IN JOINT VENTURE

We have previously invested $4.1 million for a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. We do not assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated due to certain minority interest protections afforded to our joint venture partners. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting.

We include our investment activity in the joint venture in the IP services segment as summarized below (in thousands):

	Year Ended December 31,
	2013	2012
Investment balance, January 1	$3,000	$2,936
Proportional share of net income	213	220
Unrealized foreign currency translation loss, net	(611)	(156)
Investment balance, December 31	$2,602	$3,000

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the years ended December 31, 2013 and 2012, we did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one. In addition, we considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to our August 1, 2013 valuation date.

The carrying amount of goodwill for each of the two years ended December 31, 2013 is as follows (in thousands):

	Data Center Services	IP Services	Total
Balance, December 31, 2012:
Goodwill	$20,141	$152,087	$172,228
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$20,141	$39,464	$59,605

iWeb acquisition (note 3)	70,782	—	70,782

Balance, December 31, 2013:
Goodwill	90,923	152,087	243,010
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$90,923	39,464	130,387

Other Intangible Assets

During the years ended December 31, 2013 and 2012, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets.

The components of our amortizing intangible assets are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$47,723	$(34,474)	$43,627	$(29,561)
Customer relationships and trade names	69,548	(25,950)	32,247	(24,971)
Beneficial lease interest	858	(6)	—	—
	$118,129	$(60,430)	$75,874	$(54,532)

Amortization expense for intangible assets during the years ended December 31, 2013, 2012 and 2011 was $5.9 million, $5.5 million and $3.5 million, respectively. As of December 31, 2013, remaining amortization expense is as follows (in thousands):

2014	$8,093
2015	5,068
2016	4,444
2017	3,699
2018	3,554
Thereafter	32,841
$57,699

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
	December 31,
	2013	2012
Compensation and benefits payable	$8,100	$6,366
Telecommunications, sales, use and other taxes	1,619	1,737
Customer credit balances	1,147	1,584
Other	2,683	1,699
	$13,549	$11,386

9.	EXIT ACTIVITIES AND RESTRUCTURING

In prior years, we implemented exit activities and restructuring plans which resulted in substantial charges for our real estate obligations. In addition, during the year ended December 31, 2013, we recorded initial exit activity charges related to ceasing use of an office facility, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We included these initial exit activity charges and subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2012 Exit and Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2013 Exit and Restructuring Liability
Real estate obligations:
2013 -2011 exit activities	$146	$81	$2	$(162)	$67
2007 restructuring	4,245	—	1,043	(1,992)	3,296
2001 restructuring	1,482	—	59	(741)	800
	$5,873	$81	$1,104	$(2,895)	$4,163

	December 31, 2011 Exit and Restructuring Liability	Initial Restructuring Charges	Subsequent Plan Adjustments	Cash Payments	December 31, 2012 Exit and Restructuring Liability
Real estate obligations:
2012-2011 exit activities	$361	$61	$(96)	$(180)	$146
2007 restructuring	5,162	—	1,018	(1,935)	4,245
2001 restructuring	2,070	—	187	(775)	1,482
	$7,593	$61	$1,109	$(2,890)	$5,873

10.	INTEREST RATE SWAPS

During December 2013, we entered into an interest rate swap to add stability to interest expense and to manage exposure to interest rate movements in conjunction with the issuance of our new credit agreement. Our interest rate swap, which was designated and qualified as a cash flow hedge, involves the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The cash flow hedge, effective December 20, 2013, had a notional amount starting at $150.0 million through December 31, 2016, with an interest rate of 6.5%. Our first interest settlement date was January 31, 2014. We recorded the interest rate derivative in the consolidated balance sheet at fair value, which was determined by the bank that holds the interest rate swap. As of December 31, 2013, the fair value of the interest rate swap was $0.8 million and was included in “Other long-term liabilities” in the accompanying consolidated balance sheet. During the year ended December 31, 2013, we recorded losses of the entire fair value as the effective portion of the change in fair value of our interest rate swaps, designated and qualified as a cash flow hedge, in “Other comprehensive (loss) income.” We will subsequently reclassify such value into earnings in the period that the hedged transaction affects earnings. We recognize the ineffective portion of the change in fair value of the derivative directly in earnings. We did not recognize any hedge ineffectiveness during the year ended December 31, 2013.

During March 2013, we entered into two interest rate swaps, which were designated and qualified as a cash flow hedge, involving the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The cash flow hedges, effective March 20, 2013, had a notional amount starting at $80.0 million through August 30, 2015, with an interest rate of 4.0%, and $20.0 million through December 31, 2014, with an interest rate of 3.9%. During the three months ended December 31, 2013, we canceled these two interest rate swaps and paid $0.3 million to the bank to satisfy the current fair value liability and reclassified $0.2 million from “Other comprehensive loss” to interest expense in the consolidated statements of operations and comprehensive loss.

We will reclassify amounts reported in “Other comprehensive loss” related to our interest rate swaps to interest expense as we accrue interest payments on our variable-rate debt. During the year ended December 31, 2013, we reclassified $0.1 million as an increase to interest expense prior to the cancellation of the swaps described above. Through December 31, 2014, we estimate that we will reclassify an additional $0.8 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

11.          COMMITMENTS, CONTINGENCIES AND LITIGATION

Credit Agreement

On November 26, 2013, we entered into a $350.0 million credit agreement (the “credit agreement”), which provides for a senior secured first lien term loan facility of $300.0 million (“term loan”) and a second secured first lien revolving credit facility of $50.0 million (“revolving credit facility”). Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility, which resulted in a loss on extinguishment of debt of $0.9 million.

As of December 31, 2013, the balance on the revolving credit facility, due November 26, 2018, was $0. The term loan had an outstanding principal amount of $300.0 million, which we will repay in $750,000 quarterly installments on the last day of each fiscal quarter, beginning March 31, 2014, with the remaining unpaid balance due November 26, 2019.

Borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the revolving credit facility is 3.50% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 4.50% for loans bearing interest calculated using the adjusted LIBOR rate (“Adjusted LIBOR Loans”). The applicable margin for loans under the term loan is 4.00% for Base Rate Loans and 5.00% for Adjusted LIBOR Rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to Term Loans issued on the Closing Date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the Lenders extending the revolving credit facility are subject to various conditions, as set forth in the credit agreement.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31 2013, we were in compliance with these covenants.

Our obligations are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

We recorded a debt discount of $9.5 million related to costs incurred for the credit agreement. During the year ended December 31, 2013, we amortized $0.4 million of debt discount for our previous and current debt, as interest expense, using the effective interest method over the life of the loan.

A summary of our credit agreement as of December 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

	December 31,
	2013	2012
Credit limit:
Revolving credit facility	$50,000	$70,000
Term loan	300,000	67,300
Outstanding balance on revolving credit facility	—	30,501
Outstanding principal balance on the term loan, less unamortized discount of $9.4 million and $0.6 million, respectively	290,608	64,873
Letters of credit issued with proceeds from revolving credit facility	—	13,578
Letters of credit issued with cash	6,400	—
Borrowing capacity	50,000	25,921
Interest rate – term loan	6.0%	3.7%
Interest rate – revolving credit facility	5.0%	3.7%

Maturities of the term loan are as follows:
2014	$3,000
2015	3,000
2016	3,000
2017	3,000
2018	3,000
2019	285,000
	$300,000

Asset Retirement Obligations

During 2013, we recorded asset retirement obligations related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities in order to record the asset retirement obligation and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2013, the balance of the present value asset retirement obligation is $1.4 million and $1.0 million, which we included in “Other current liabilities” and “Other long-term liabilities” in the consolidated balance sheet, respectively.

We included all asset retirement costs in “Property and equipment, net” in the consolidated balance sheet as of December 31, 2013, and depreciated those costs using the straight-line method over the remaining term of the related lease.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease or the fair value of the assets held under capital leases. As of December 31, 2013, our capital leases had expiration dates ranging from 2014 to 2027.

During January 2013, we took possession of a new company-controlled data center when the space was available according to the lease and recorded the related property and equipment and corresponding capital lease obligation of $9.4 million. This new facility, which opened in December 2013 after its build-out, will expand capacity in the metro New York market and add approximately 55,000 net sellable square feet to our company-controlled data center footprint when fully deployed.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2013, are as follows (in thousands):

2014	$10,336
2015	12,912
2016	9,464
2017	8,978
2018	9,183
Thereafter	29,197
Remaining capital lease payments	80,070
Less: amounts representing imputed interest	(24,781)
Present value of minimum lease payments	55,289
Less: current portion	(5,489)
$49,800

Operating Leases

We have entered into leases for data center, private network access points (“P-NAPs”) and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2013 (in thousands):

2014	$29,161
2015	21,384
2016	21,426
2017	15,957
2018	15,642
Thereafter	26,814
$130,384

Rent expense was $23.8 million, $24.7 million and $23.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2013 (in thousands):

2014	$18,049
2015	15,987
2016	3,812
2017	390
2018	198
Thereafter	231
$38,667

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

We depend on other companies to supply various key elements of our infrastructure including the network access local loops between our P-NAPs and our Internet service providers and the local loops between our P-NAPs and our customers’ networks. In addition, a limited number of vendors currently supply the routers and switches used in our network. Furthermore, we do not carry significant inventories of the products and equipment that we purchase and use, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay maintenance or expansion of our infrastructure and increase our costs. If our limited number of suppliers fail to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

Litigation

Securities Class Action Litigation

On November 12, 2008, a putative securities fraud class action lawsuit was filed against us and our former chief executive officer in the United States District Court for the Northern District of Georgia, captioned Catherine Anastasio and Stephen Anastasio v. Internap Network Services Corp. and James P. DeBlasio, Civil Action No. 1:08-CV-3462-JOF. On August 5, 2013, the parties entered a Stipulation and Agreement of Settlement. The court approved the settlement on December 4, 2013. As part of the settlement, the insurance carrier paid $9.5 million to stockholders in the class. The settlement required no direct payment by us. During the year ended December 31, 2013, we recorded $9.5 million as litigation expense, net of $9.5 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations. The payment and recovery were settled during the year ended December 31, 2013.

Derivative Action Litigation

On November 12, 2009, stockholder Walter M. Unick filed a putative derivative action purportedly on behalf of Internap against certain of our directors and officers in the Superior Court of Fulton County, Georgia, captioned Unick v. Eidenberg, et al., Case No. 2009cv177627. This action was based upon substantially the same facts alleged in the securities class action litigation described above. The complaint sought to recover damages in an unspecified amount. On June 6, 2013, the parties entered a Stipulation and Agreement of Settlement. The court approved the settlement at a hearing on August 28, 2013. As part of the settlement, we agreed to certain corporate governance changes and the insurance carrier paid $0.3 million in attorneys’ fees. The settlement required no direct payment by us. During the year ended December 31, 2013, we recorded $0.3 million as litigation expense, net of $0.3 million insurance recovery, in “Other, net” in the consolidated statement of operations and comprehensive loss, resulting in no impact to our financial condition or results of operations. The payment and recovery were settled during the year ended December 31, 2013.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

12.	OPERATING SEGMENTS

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

Segment profit is segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization for the segment and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs. The following table shows operating results for our business segments, along with reconciliations from segment profit to loss before income taxes and equity in (earnings) of equity-method investment:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Data center services	$185,147	$167,286	$133,453
IP services	98,195	106,306	111,175
Total revenues	283,342	273,592	244,628

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	92,564	90,604	78,907
IP services	39,448	40,350	41,403
Total direct costs of network, sales and services, exclusive of depreciation and amortization	132,012	130,954	120,310

Segment profit:
Data center services	92,583	76,682	54,546
IP services	58,747	65,956	69,772
Total segment profit	151,330	142,638	124,318

Exit activities, restructuring and impairments	1,414	1,422	2,833
Other operating expenses, including direct costs of customer support, depreciation and amortization	157,403	137,452	125,408
(Loss) income from operations	(7,487)	3,764	(3,923)
Non-operating expenses	12,841	7,849	3,866
Loss before income taxes and equity in (earnings) of equity-method investment	$(20,328)	$(4,085)	$(7,789)

Total assets by segment are as follows (in thousands):

	December 31,
	2013	2012
Data center services	$470,736	$233,727
IP services	143,505	166,985
	$614,241	$400,712

For the years ended December 31, 2013, 2012 and 2011, revenues generated and long-lived assets located outside the U.S. were less than 10% of our total revenues and assets.

We present goodwill by segment in note 7, and as discussed in that note, we did not record an impairment charge during the years ended December 31, 2013 and 2012.

13.	STOCK-BASED COMPENSATION PLANS

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

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2013	2012	2011
Direct costs of customer support	$1,108	$936	$659
Sales and marketing	1,110	929	835
General and administrative	4,525	3,993	2,489
	$6,743	$5,858	$3,983

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the three years ended December 31, 2013, 2012 and 2011, we capitalized $0.4 million, $0.4 million and $0.5 million, respectively, of stock-based compensation.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2013, 2012 and 2011, were expected terms of 4.4, 4.4 and 4.2 years, respectively; historical volatilities of 66%, 78% and 78%, respectively; risk free interest rates of 0.7%, 0.7% and 1.6%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $4.46, $4.51 and $4.02 during the years ended December 31, 2013, 2012 and 2011, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our 2005 Incentive Stock Plan as amended (the “2005 Plan”), we may issue stock options, stock appreciation rights, restricted stock and stock unit grants to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2005 Plan. As of December 31, 2013, 1.9 million shares of stock were available for issuance.

For all stock-based compensation plans, the exercise price for each stock option may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Stock options become exercisable as determined at the grant date by the compensation committee of our board of directors. Stock options generally vest 25% after one year and monthly or quarterly over the following three years. Conditions, if any, under which stock will be issued under stock grants or cash or stock will be paid under stock unit grants and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2005 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee: a minimum one-year vesting period for time-based stock option and stock appreciation rights and a minimum three-year vesting period for time-based stock grants, except as described below for non-employee directors. If awards are performance-based, then performance must be measured over a period of at least one year. The 2005 Plan limits the number of shares that may be granted as full value awards (that is, grants other than in the form of stock options or stock appreciation rights) to 50% of the total number of shares available for issuance. In general, when awards granted under the 2005 Plan expire or are canceled without having been fully exercised, the shares reserved for those awards will be returned to the share reserve and be available for future awards. However, shares of common stock that are delivered by the grantee or withheld by us as payment of the exercise price in connection with the exercise of an option or payment of the tax withholding obligation in connection with any award will not be returned to the share reserve. We have reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

During 2013, 2012 and 2011, the value of the equity grants received by non-employee directors was $94,000, $77,000 and $75,000, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2013 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2012	4,701	$6.57
Granted	2,077	8.60
Exercised	(399)	5.36
Forfeitures and post-vesting cancellations	(577)	9.91
Balance, December 31, 2013	5,802	7.05
Exercisable, December 31, 2013	3,035	6.08

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2013 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	3,035	5,361
Weighted-average exercise price	$6.08	6.94
Aggregate intrinsic value	$6,275	6,722
Weighted-average remaining contractual term (in years)	5.8	7.0

The total intrinsic value of stock options exercised was $1.2 million, $1.2 million and $0.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2013 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2012	1,207	$4.96
Granted	466	7.30
Vested	(572)	4.59
Forfeited	(109)	6.61
Unvested balance, December 31, 2013	992	6.08

The total fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $4.7 million, $3.7 million and $2.5 million, respectively. At December 31, 2013, the total intrinsic value of all unvested restricted stock was $7.4 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2013 was as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$8,177	$4,231	$12,408
Weighted-average remaining recognition period (in years)	2.7	1.7	2.4

14.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.8 million, $0.7 million and $0.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

15.           INCOME TAXES

The loss from continuing operations before income taxes and equity in (earnings) of equity-method investment was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

United States	$(17,066)	$(3,838)	$(7,316)
Foreign	(3,262)	(247)	(473)
Loss from continuing operations before income taxes and equity in (earnings) of equity-method investment	$(20,328)	$(4,085)	$(7,789)

The current and deferred income tax (benefit) provision was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(420)	$—	$12
State	122	165	140
Foreign	12	—	—
	(286)	165	152
Deferred:
Federal	—	—	(6,002)
State	25	—	—
Foreign	(24)	288	238
	1	288	(5,764)
Net income tax (benefit) provision	$(285)	$453	$(5,612)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax (benefit) provision is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory rates	(34)%	(34)%	(34)%
Foreign income tax	—	—	6
State income tax	(4)	(2)	(3)
Other permanent differences	3	3	4
Statutory tax rate change	1	4	2
Compensation	5	9	2
Capital loss expiration	11	—	—
Acquisition costs	6	—	—
Change in valuation allowance	11	31	(49)
Effective tax rate	(1)%	11%	(72)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2013	2012
Current deferred income tax assets (liabilities):
Provision for doubtful accounts	$2,937	$2,457
Accrued compensation	1,812	1,745
Other accrued expenses	6	5
Deferred revenue	967	1,097
Restructuring liability	869	953
Other	195	165
Current deferred income tax assets	6,786	6,422
Less: valuation allowance	(6,415)	(6,422)
Net current deferred income tax assets (liabilities)	371	—

Long-term deferred income tax assets (liabilities):
Property and equipment	40,255	38,340
Goodwill	3,856	4,323
Intangible assets	(17,329)	(4,495)
Deferred revenue, less current portion	927	909
Restructuring liability, less current portion	713	1,279
Deferred rent	5,533	5,777
Stock-based compensation	3,398	2,387
U.S. net operating loss carryforwards	63,730	62,313
Foreign net operating loss carryforwards, less current portion	8,220	3,755
Capital loss carryforwards	—	2,271
Tax credit carryforwards	2,782	980
Other	1,219	2,081
Long-term deferred income tax assets	113,304	119,920
Less: valuation allowance	(120,153)	(118,011)
Net long-term deferred income tax (liabilities) assets	(6,849)	1,909

Net deferred tax (liabilities) assets	$(6,478)	$1,909

As of December 31, 2013, we had U.S. net operating loss carryforwards for federal tax purposes of $192.7 million that will expire beginning 2018 through 2033. Of the total U.S. net operating loss carryforwards, $24.9 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax and research and development tax credit carryforwards of approximately $1.0 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $35.4 million that will begin to expire in 2014.

We determined that through December 31, 2013, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code (“Section 382”). Therefore, as of December 31, 2013, no additional material limitations exist on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

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

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2013, we established a valuation allowance of $122.1 million against the U.S. deferred tax asset and $4.4 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, January 1,	$124,433	$123,414	$138,693
Increase (decrease) in deferred tax assets	2,135	1,019	(15,279)
Balance, December 31,	$126,568	$124,433	$123,414

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance, January 1,	$341	$283	$—
Addition for tax positions taken in current year	—	58	283
Addition for tax positions taken in a prior year	408	—	—
Deduction for tax positions taken in a prior year	(341)	—	—
Unrecognized tax benefits balance, December 31,	$408	$341	$283

We reduced the prior year total unrecognized tax benefit of $0.3 million upon receiving refunds relating to federal and state research and development tax credits. We included $0.4 million of additional unrecognized tax benefits through purchase accounting from the iWeb acquisition related to participation interest deducted in a prior year.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of “General and administrative” expenses. As of December 31, 2013, 2012 and 2011, we had an accrual of $0, $48,000 and $48,000, respectively, for interest and penalties related to uncertain tax positions.

Our federal income tax returns remain open to examination for the tax years 2010 through 2012; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2010. Returns filed in other jurisdictions are subject to examination for years prior to 2010.

16.	RELATED PARTY TRANSACTIONS

As discussed in note 6, we have a 51% ownership interest in Internap Japan, a joint venture that we account for using the equity method. Transactions with Internap Japan are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$123	$109	$192
Direct costs of network sales and services	129	87	116

17.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2013 and 2012. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$69,699	$69,983	$69,572	$74,087
Direct costs of network, sales and services, exclusive of depreciation and amortization	32,870	32,653	32,795	33,693
Direct costs of customer support	7,151	7,372	7,528	7,635
Direct costs of amortization of acquired technologies	1,179	1,190	1,273	1,324
Exit activities, restructuring and impairments	248	683	274	209
Net loss	(1,643)	(3,702)	(4,035)	(10,450)
Basic and diluted net loss per share	(0.03)	(0.07)	(0.08)	(0.21)

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$67,028	$68,687	$68,129	$69,748
Direct costs of network, sales and services, exclusive of depreciation and amortization	31,154	32,641	33,573	33,585
Direct costs of customer support	6,728	6,481	6,898	6,556
Direct costs of amortization of acquired technologies	1,179	1,179	1,179	1,179
Exit activities, restructuring and impairments	43	645	124	610
Net income (loss)	107	(1,997)	(2,450)	21
Basic and diluted net income (loss) per share	0.00	(0.04)	(0.05)	0.00

INTERNAP NETWORK SERVICES CORPORATION
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$1,883	1,082	(1,297	)(1)	1,668

Year ended December 31, 2012:
Allowance for doubtful accounts	1,668	932	(791	)(1)	1,809

Year ended December 31, 2013:
Allowance for doubtful accounts	1,809	1,861	(1,675	)(1)	1,995

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1