Form 10-Q
period 2014-03-31
INTERNAP NETWORK SERVICES CORP
filed 2014-04-24
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of March 31, 2014, 54,318,111 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

ITEM 1.  FINANCIAL STATMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Data center services	$58,283	$44,392
Internet protocol (IP) services	23,678	25,307
Total revenues	81,961	69,699

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	25,891	22,647
IP services	9,869	10,223
Direct costs of customer support	8,927	7,151
Direct costs of amortization of acquired technologies	1,461	1,179
Sales and marketing	10,103	7,484
General and administrative	11,398	9,686
Depreciation and amortization	17,465	10,258
Loss on disposal of property and equipment, net	—	3
Exit activities, restructuring and impairments	1,384	248
Total operating costs and expenses	86,498	68,879
(Loss) income from operations	(4,537)	820

Non-operating expenses:
Interest expense	6,491	2,421
Other, net	101	131
Total non-operating expenses	6,592	2,552

Loss before income taxes and equity in (earnings) of equity-method investment	(11,129)	(1,732)
(Benefit) provision for income taxes	(417)	(63)
Equity in (earnings) of equity-method investment, net of taxes	(37)	(26)

Net loss	(10,675)	(1,643)

Other comprehensive income (loss):
Foreign currency translation adjustment	63	(663)
Unrealized gain (loss) on interest rate swap	49	(49)
Total other comprehensive income (loss)	112	(712)

Comprehensive loss	$(10,563)	$(2,355)

Basic and diluted net loss per share	$(0.21)	$(0.03)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,027	50,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,202	$35,018
Accounts receivable, net of allowance for doubtful accounts of $2,119 and $1,995, respectively	22,913	23,927
Deferred tax asset	492	371
Prepaid expenses and other assets	16,620	22,533
Total current assets	65,227	81,849

Property and equipment, net	342,749	331,963
Investment in joint venture	2,648	2,602
Intangible assets, net	56,658	57,699
Goodwill	130,313	130,387
Deposits and other assets	8,262	7,999
Deferred tax asset	1,848	1,742

Total assets	$607,705	$614,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,752	$29,774
Accrued liabilities	12,132	13,549
Deferred revenues	7,103	6,729
Capital lease obligations	5,858	5,489
Term loan, less discount of $1,405 and $1,387, respectively	1,595	1,613
Exit activities and restructuring liability	2,500	2,286
Other current liabilities	2,435	2,493
Total current liabilities	60,375	61,933

Deferred revenues	3,762	3,804
Capital lease obligations	55,523	49,800
Term loan, less discount of $7,652 and $8,006, respectively	288,598	288,994
Exit activities and restructuring liability	2,507	1,877
Deferred rent	12,423	14,617
Deferred tax liability	8,181	8,591
Other long-term liabilities	2,392	2,415

Total liabilities	433,761	432,031
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 54,318 and 54,023 shares outstanding, respectively	54	54
Additional paid-in capital	1,256,003	1,253,106
Treasury stock, at cost; 540 and 461 shares, respectively	(4,074)	(3,474)
Accumulated deficit	(1,076,695)	(1,066,020)
Accumulated items of other comprehensive loss	(1,344)	(1,456)

Total stockholders’ equity	173,944	182,210

Total liabilities and stockholders’ equity	$607,705	$614,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(10,675)	$(1,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,926	11,437
Loss on disposal of property and equipment, net	—	3
Stock-based compensation expense, net of capitalized amount	1,941	1,637
Equity in (earnings) of equity-method investment	(37)	(26)
Provision for doubtful accounts	43	329
Non-cash change in capital lease obligations	28	121
Non-cash change in exit activities and restructuring liability	1,608	394
Non-cash change in deferred rent	(736)	(430)
Deferred taxes	(658)	137
Other, net	546	(2)
Changes in operating assets and liabilities:
Accounts receivable	936	(255)
Prepaid expenses, deposits and other assets	(680)	397
Accounts payable	1,890	(4,580)
Accrued and other liabilities	439	(831)
Deferred revenues	394	(371)
Exit activities and restructuring liability	(764)	(737)
Other liabilities	4	—
Net cash flows provided by operating activities	13,205	5,580

Cash Flows from Investing Activities:
Purchases of property and equipment	(24,756)	(6,909)
Additions to acquired technology	(737)	—
Net cash from acquisition	74	—
Net cash flows used in investing activities	(25,419)	(6,909)

Cash Flows from Financing Activities:
Proceeds from credit agreements	—	9,999
Principal payments on credit agreements	(750)	(875)
Return of deposit collateral on credit agreement	4,378	—
Payments on capital lease obligations	(1,360)	(1,104)
Proceeds from exercise of stock options	860	1,397
Tax withholdings related to net share settlements of restricted stock awards	(600)	(1,232)
Other, net	(44)	(639)
Net cash flows provided by financing activities	2,484	7,546
Effect of exchange rates on cash and cash equivalents	(86)	(218)
Net (decrease) increase in cash and cash equivalents	(9,816)	5,999
Cash and cash equivalents at beginning of period	35,018	28,553
Cash and cash equivalents at end of period	$25,202	$34,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,831	$2,342
Cash paid for income taxes	—	—
Non-cash acquisition of property and equipment under capital leases	5,955	9,528
Additions to property and equipment included in accounts payable	5,013	3,398
Capitalized stock-based compensation	97	97

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services that power the applications shaping the way we live, work and play. We provide services at 52 data centers across North America, Europe and the Asia-Pacific region and through 88 Internet Protocol (“IP”) service points, which include 25 content delivery network (“CDN”) points of presence (“POPs”).

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of March 31, 2014 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2013 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future periods.

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014:
Interest rate swap (note 3)	$—	$728	$—	$728
Asset retirement obligations(1)	—	—	2,412	2,412

December 31, 2013:
Money market funds(2)	$5,006	$—	$—	$5,006
Interest rate swap (note 3)	—	777	—	777
Asset retirement obligations(1)	—	—	2,357	2,357

(1)
We calculate the fair value of the asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. Asset retirement obligations of $1.4 million and $1.0 million are included in “Other current liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheets for both periods presented.

(2)
Included in “Cash and cash equivalents” in the consolidated balance sheet as of December 31, 2013. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended March 31, 2014 (in thousands):

Balance, January 1, 2014	$2,357
Accretion	55
Balance, March 31, 2014	$2,412

The fair value of our Level 3 liability, estimated using a discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	March 31,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$299,250	$292,700	$300,000	$293,125

3.           INTEREST RATE SWAP

As of March 31, 2014 and December 31, 2013, the fair value of our interest rate swap was $0.7 million and $0.8 million, respectively, and was included in “Other long-term liabilities” in the accompanying consolidated balance sheets. During the three months ended March 31, 2014 and 2013, we recorded a gain of less than $0.1 million and a loss of less than $0.1 million, respectively, as the effective portion of the change in fair value of our interest rate swap, designated and qualified as a cash flow hedge, in “Other comprehensive income (loss)” in the accompanying consolidated statements of operations and comprehensive loss. We did not recognize any hedge ineffectiveness during the three months ended March 31, 2014 or 2013.

During the three months ended March 31, 2014 and 2013, we reclassified $0.2 million and $0, respectively, from “Other comprehensive (loss) income” in the accompanying consolidated statements of operations and comprehensive loss as an increase to interest expense. Through March 31, 2015, we estimate that we will reclassify an additional $0.8 million to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

4.           COMMITMENTS, CONTINGENCIES AND LITIGATION

Capital Leases

During the three months ended March 31, 2014, we exercised a renewal option of an existing operating lease for company-controlled data center space in Montreal, Quebec, Canada. The lease extension triggered a new lease agreement which expires in 2032, with the new terms resulting in capital lease treatment. We recorded property of $6.0 million, net of the deferred rent balance on the previous operating lease, and a capital lease obligation of $7.4 million. In addition, we fully amortized the related intangible asset from the previous operating lease, beneficial lease interest, with a net book value of $0.8 million.

As of March 31, 2014, future minimum capital lease payments and the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2014	$8,199
2015	11,282
2016	10,239
2017	9,761
2018	10,038
Thereafter	44,840
Remaining capital lease payments	94,359
Less: amounts representing imputed interest	(32,978)
Present value of minimum lease payments	61,381
Less: current portion	(5,858)
$55,523

Litigation

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

5.           EXIT ACTIVITIES AND RESTRUCTURING LIABILITY

In prior years, we implemented exit activities and restructuring plans which resulted in substantial charges for our real estate obligations. In addition, during the three months ended March 31, 2014, we recorded initial exit activity charges related to ceasing use of a portion of data center space, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We included these initial exit activity charges and subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the three months ended March 31, 2014 (in thousands):

	December 31, 2013 Restructuring Liability	Initial Charges	Subsequent Plan Adjustments	Cash Payments	March 31, 2014 Restructuring Liability
Real estate obligations:
2014 exit activities	$—	$1,454	$—	$(51)	$1,403
2011 – 2013 exit activities	67	—	12	(37)	42
2007 restructuring	3,296	—	138	(513)	2,921
2001 restructuring	800	—	4	(163)	641
Total	$4,163	$1,454	$154	$(764)	$5,007

6.           OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation, hosting and cloud services. Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. Hosting and cloud services involve the provision and maintenance of hardware, operating system software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content. Our IP services segment includes our patented Performance IP™ service, CDN services and IP routing and hardware and software platform.

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

	Three Months Ended March 31,
	2014	2013
Revenues:
Data center services	$58,283	$44,392
IP services	23,678	25,307
Total revenues	81,961	69,699

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	25,891	22,647
IP services	9,869	10,223
Total direct costs of network, sales and services, exclusive of depreciation and amortization	35,760	32,870

Segment profit:
Data center services	32,392	21,745
IP services	13,809	15,084
Total segment profit	46,201	36,829

Exit activities, restructuring and impairments	1,384	248
Other operating expenses, including direct costs of customer support, depreciation and amortization	49,354	35,761
(Loss) income from operations	(4,537)	820
Non-operating expenses	6,592	2,552
Loss before income taxes and equity in (earnings) of equity-method investment	$(11,129)	$(1,732)

7.           NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stock	$(10,675)	$(1,643)
Weighted average shares outstanding, basic and diluted	51,027	50,771

Net loss per share, basic and diluted	$(0.21)	$(0.03)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,615	7,204

8.           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, we adopted new guidance that requires entities to present, on a prospective basis, unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

In January 2014, we adopted new guidance, to be applied prospectively, regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. Adoption of this standard did not have an impact on our financial condition or results of operations and is not expected to have a material impact in the future, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “vision,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us” or “our” refer to Internap Network Services Corporation and our subsidiaries.

Overview

Our vision is to help people build and manage the world’s best performing Internet infrastructure. Today, our infrastructure services power many of the applications that shape the way we live, work and play. Our hybrid Internet infrastructure services blend virtual and bare-metal cloud, hosting and colocation services across a global network of data centers, optimized from the application to the end user and backed by our customer support. We believe many of the world’s most innovative companies rely on us to make their applications faster and more scalable.

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

We sell our data center services at 52 data centers across North America, Europe and the Asia-Pacific region. We refer to 17 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For these company-controlled facilities, we have designed the data center infrastructure, procured the capital equipment, deployed the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 35 data centers as “partner” sites. In these locations, a third-party has designed and deployed the infrastructure and provides for the operation and maintenance of the facility.

Within the data center services segment, we identify between “core” and “partner colocation” revenues. Core revenues are from our company-controlled colocation, hosting and cloud services and include all revenue from iWeb Group Inc. (“iWeb”), which we acquired in November 2013. Partner colocation revenues are from our third-party colocation sites.

IP Services

Our Internet Protocol (“IP”) services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP services through 88 IP service points around the world, which include 25 CDN points of presence (“POPs”).

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

As of March 31, 2014, we had approximately 13,000 customers. Our customer base is not concentrated in any particular industry and, for the three months ended March 31, 2014, no single customer accounted for 10% or more of our revenues.

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease) from 2013 to 2014
	2014	2013	Amount	Percent
Revenues:
Data center services:
Core	$46,348	$31,277	$15,071	48%
Partner colocation	11,935	13,115	(1,180)	(9)
Total data center services	58,283	44,392	13,891	31
IP services	23,678	25,307	(1,629)	(6)
Total revenues	81,961	69,699	12,262	18

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	25,891	22,647	3,244	14
IP services	9,869	10,223	(354)	(3)
Direct costs of customer support	8,927	7,151	1,776	25
Direct costs of amortization of acquired technologies	1,461	1,179	282	24
Sales and marketing	10,103	7,484	2,619	35
General and administrative	11,398	9,686	1,712	18
Depreciation and amortization	17,465	10,258	7,207	70
Loss on disposal of property and equipment, net	—	3	(3)	(100)
Exit activities, restructuring and impairments	1,384	248	1,136	458
Total operating costs and expenses	86,498	68,879	17,619	26
(Loss) income from operations	$(4,537)	$820	$(5,357)	(653)

Interest expense	$6,491	$2,421	$4,070	168

Data Center Services

Revenues for data center services increased $13.9 million, or 31%, to $58.3 million for the three months ended March 31, 2014, compared to $44.4 million for the same period in 2013. The increase was primarily due to growth in our core revenues, of which $11.4 million is attributable to iWeb.

Direct costs of data center services, exclusive of depreciation and amortization, increased $3.2 million, or 14%, to $25.9 million for the three months ended March 31, 2014, compared to $22.6 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth and $2.2 million of direct costs attributable to iWeb, offset by cost reduction efforts.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 44% during the three month ended March 31, 2014, compared to 51% during the same period in 2013.

IP Services

Revenues for IP services decreased $1.6 million, or 6%, to $23.7 million for the three months ended March 31, 2014, compared to $25.3 million for the same period in 2013. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 19% for the three months ended March 31, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.4 million, or 3%, to $9.9 million for the three months ended March 31, 2014, compared to $10.2 million for the same period in 2013. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended March 31, 2014 and 2013. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $21.2 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively. The variance was primarily due to a $0.6 million increase in commissions, $0.3 million increase related to a higher employee headcount and increased salary levels, and $3.4 million of expenses attributable to iWeb, partially offset by a $0.3 million net increase due to capitalized payroll costs related to software development in 2014.

Stock-based compensation, net of amount capitalized, increased to $1.9 million during the three months ended March 31, 2014 from $1.6 million during the same period in 2013. The increase was primarily due to stock-based compensation awarded to certain iWeb employees subsequent to the acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2014	2013
Direct costs of customer support	$284	$222
Sales and marketing	252	259
General and administrative	1,405	1,156
	$1,941	$1,637

Direct Costs of Customer Support. Direct costs of customer support increased 25% to $8.9 million during the three months ended March 31, 2014 from $7.2 million during the same period in 2013. The increase was primarily due to expenses attributable to iWeb.

Sales and Marketing. Sales and marketing costs increased 35% to $10.1 million during the three months ended March 31, 2014 from $7.5 million during the same period in 2013. The variance was primarily due to a $0.7 million increase in commissions and $1.8 million of expenses related to iWeb.

General and Administrative. General and administrative costs increased 18% to $11.4 million during the three months ended March 31, 2014 from $9.7 million during the same period in 2013. The variance was primarily due to a $0.6 million increase in cash-based compensation costs and payroll taxes, $2.2 million of expenses related to iWeb, partially offset by a $0.5 million increase in capitalized payroll costs related to software development in 2014, a $0.3 million decrease in legal fees and a $0.3 million decrease in bad debt.

Depreciation and Amortization. Depreciation and amortization increased 70% to $17.5 million during the three months ended March 31, 2014 from $10.3 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software, including $3.6 million of expenses related to iWeb.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $1.4 million during the three months ended March 31, 2014 from $0.2 million during the same period in 2013. The increase was primarily due to initial exit activity charges related to ceasing use of a portion of data center space.

Interest Expense. Interest expense increased to $6.5 million during the three months ended March 31, 2014 from $2.4 million during the same period in 2013. The increase in interest expense was primarily due to increased borrowings and interest rate under our current credit agreement executed in November 2013.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present the non-GAAP performance measure of adjusted EBITDA to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBTIDA as (loss) income from operations plus depreciation and amortization, loss (gain) on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation and acquisition costs.

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

The following table reconciles adjusted EBITDA to (loss) income from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2014	2013
(Loss) income from operations	$(4,537)	$820
Depreciation and amortization, including amortization of acquired technologies	18,926	11,437
Loss on disposal of property and equipment, net	—	3
Exit activities, restructuring and impairments	1,384	248
Stock-based compensation	1,941	1,637
Acquisition costs	85	—
Adjusted EBITDA	$17,799	$14,145

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions, which could impact the ability of our customers to meet their obligations to us, which could result in delayed collection of accounts receivable and an increase in our provision for doubtful accounts.

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

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2014, we had a net loss of $10.7 million. As of March 31, 2014, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility. As of March 31, 2014, the revolving credit facility, expiring in November 2018, had an outstanding balance of $0 and we issued $6.6 million letters of credit, resulting in $43.4 million in borrowing capacity. In addition, we had $2.1 million in letters of credit issued through a cash payment. As of March 31, 2014, the term loan had an outstanding principal amount of $299.3 million, which we will repay in $750,000 quarterly installments on the last day of each fiscal quarter, beginning March 31, 2014, with the remaining unpaid balance due November 26, 2019. As of March 31, 2014, the interest rate on the revolving credit facility was 5.0% and term loan was 6.0%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of March 31, 2014, we were in compliance with these covenants.

Cash Flows

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2014 was $13.2 million. We generated cash from operations of $11.0 million as a result of adjustments for non-cash items from our net loss, while changes in operating assets and liabilities generated cash from operations of $2.2 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014 was $25.4 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2014 was $2.5 million, primarily due to return of deposit collateral of $4.4 million, partially offset by principal payments of $2.1 million on the credit agreement and capital lease obligations.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At March 31, 2014, we had an interest rate swap on 50% of our current term loan balance through December 30, 2016 with an interest rate of 6.5%.

As of March 31, 2014, the balance of our long-term debt was $299.3 million on our term loan and $0 on our revolving credit facility. At March 31, 2014, interest on the term loan and revolving credit facility was 6.0% and 5.0%, respectively. We summarize the credit agreement in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of March 31, 2014, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2014, we realized foreign currency losses of $0.1 million, which we included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation gains of less than $0.1 million, which we included in “Other comprehensive income (loss),” both in the accompanying consolidated statement of operations and comprehensive loss. After the acquisition of iWeb and as we grow our international operations, our exposure to foreign currency risk could become more significant.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 20, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2014	2,537	$7.59	—	—
February 1 to 28, 2014	29,325	7.82	—	—
March 1 to 31, 2014	47,144	7.46	—	—
Total	79,006	$7.60	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer)

Date: April 24, 2014

