Form 10-Q
period 2014-06-30
INTERNAP NETWORK SERVICES CORP
filed 2014-07-29
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of June 30, 2014, 54,385,418 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Data center services	$61,395	$45,580	$119,678	$89,973
Internet protocol (IP) services	22,673	24,403	46,351	49,710
Total revenues	84,068	69,983	166,029	139,683

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	26,563	22,643	52,454	45,290
IP services	9,999	10,010	19,869	20,234
Direct costs of customer support	9,553	7,372	18,480	14,523
Direct costs of amortization of acquired technologies	1,551	1,190	3,012	2,369
Sales and marketing	9,977	8,077	20,080	15,561
General and administrative	11,429	9,555	22,826	19,242
Depreciation and amortization	17,917	11,554	35,382	21,811
Loss (gain) on disposal of property and equipment, net	32	(2)	32	—
Exit activities, restructuring and impairments	1,561	683	2,945	932
Total operating costs and expenses	88,582	71,082	175,080	139,962
Loss from operations	(4,514)	(1,099)	(9,051)	(279)

Non-operating expenses:
Interest expense	6,806	2,474	13,297	4,895
Other, net	382	479	483	610
Total non-operating expenses	7,188	2,953	13,780	5,505

Loss before income taxes and equity in (earnings) of equity-method investment	(11,702)	(4,052)	(22,831)	(5,784)
Benefit for income taxes	(437)	(288)	(853)	(352)
Equity in (earnings) of equity-method investment, net of taxes	(80)	(62)	(117)	(87)

Net loss	(11,185)	(3,702)	(21,861)	(5,345)

Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	107	(243)	170	(906)
Unrealized loss on interest rate swap, net of taxes	(329)	(5)	(280)	(54)
Total other comprehensive loss	(222)	(248)	(110)	(960)

Comprehensive loss	$(11,407)	$(3,950)	$(21,971)	$(6,305)

Basic and diluted net loss per share	$(0.22)	$(0.07)	$(0.43)	$(0.10)

Weighted average shares outstanding used in computing basic and diluted net loss per share:	51,045	50,856	51,125	50,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$27,863	$35,018
Accounts receivable, net of allowance for doubtful accounts of $1,793 and $1,995, respectively	18,541	23,927
Deferred tax asset	472	371
Prepaid expenses and other assets	15,467	22,533
Total current assets	62,343	81,849

Property and equipment, net	338,015	331,963
Investment in joint venture	2,737	2,602
Intangible assets, net	54,969	57,699
Goodwill	130,313	130,387
Deposits and other assets	9,432	7,999
Deferred tax asset	1,629	1,742

Total assets	$599,438	$614,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,711	$29,774
Accrued liabilities	13,054	13,549
Deferred revenues	7,959	6,729
Capital lease obligations	6,195	5,489
Term loan, less discount of $1,424 and $1,387, respectively	1,576	1,613
Exit activities and restructuring liability	2,279	2,286
Other current liabilities	2,428	2,493
Total current liabilities	58,202	61,933

Deferred revenues	3,847	3,804
Capital lease obligations	54,409	49,800
Term loan, less discount of $7,290 and $8,006, respectively	288,210	288,994
Revolving credit facility	5,000	—
Exit activities and restructuring liability	3,196	1,877
Deferred rent	11,778	14,617
Deferred tax liability	7,492	8,591
Other long-term liabilities	2,784	2,415

Total liabilities	434,918	432,031
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 54,385 and 54,023 shares outstanding, respectively	54	54
Additional paid-in capital	1,258,072	1,253,106
Treasury stock, at cost; 552 and 461 shares, respectively	(4,159)	(3,474)
Accumulated deficit	(1,087,881)	(1,066,020)
Accumulated items of other comprehensive loss	(1,566)	(1,456)

Total stockholders’ equity	164,520	182,210

Total liabilities and stockholders’ equity	$599,438	$614,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(21,861)	$(5,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,394	24,180
Impairment of property and equipment	537	555
Amortization of debt discount	678	120
Stock-based compensation expense, net of capitalized amount	3,897	3,378
Equity in (earnings) of equity-method investment	(117)	(87)
Provision for doubtful accounts	177	847
Non-cash change in capital lease obligations	353	121
Non-cash change in exit activities and restructuring liability	2,851	550
Non-cash change in deferred rent	(1,382)	(877)
Deferred taxes	(1,134)	101
Other, net	489	92
Changes in operating assets and liabilities:
Accounts receivable	5,209	(3,386)
Prepaid expenses, deposits and other assets	(3,191)	(367)
Accounts payable	(3,199)	(3,739)
Accrued and other liabilities	2,804	(1,097)
Deferred revenues	1,328	(249)
Exit activities and restructuring liability	(1,540)	(1,466)
Other liabilities	7	(596)
Net cash flows provided by operating activities	24,300	12,735

Cash Flows from Investing Activities:
Purchases of property and equipment	(37,261)	(20,545)
Additions to acquired technology	(1,300)	(269)
Net cash from acquisition	74	—
Net cash flows used in investing activities	(38,487)	(20,814)

Cash Flows from Financing Activities:
Proceeds from credit agreements	5,000	9,999
Principal payments on credit agreements	(1,500)	(1,750)
Return of deposit collateral on credit agreement	6,153	—
Payments on capital lease obligations	(2,743)	(2,273)
Proceeds from exercise of stock options	878	1,848
Tax withholdings related to net share settlements of restricted stock awards	(685)	(1,323)
Other, net	(89)	(82)
Net cash flows provided by financing activities	7,014	6,419
Effect of exchange rates on cash and cash equivalents	18	(225)
Net decrease in cash and cash equivalents	(7,155)	(1,885)
Cash and cash equivalents at beginning of period	35,018	28,553
Cash and cash equivalents at end of period	$27,863	$26,668

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,942	$4,585
Cash paid for income taxes	134	127
Non-cash acquisition of property and equipment under capital leases	6,241	9,528
Additions to property and equipment included in accounts payable	6,045	4,360
Capitalized stock-based compensation	190	218

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2014 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2013 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future periods.

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014:
Interest rate swap (note 3)	$—	$1,056	$—	$1,056
Asset retirement obligations(1)	—	—	2,467	2,467

December 31, 2013:
Money market funds(2)	$5,006	$—	$—	$5,006
Interest rate swap (note 3)	—	777	—	777
Asset retirement obligations(1)	—	—	2,357	2,357

(1)
We calculate the fair value of the asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. We include current asset retirement obligations of $1.4 million in “Other current liabilities” in the consolidated balance sheets for both periods presented. We include long-term asset retirement obligations of $1.1 million and $1.0 million in “Other long-term liabilities” in the consolidated balance sheets for June 30, 2014 and December 31, 2013, respectively.

(2)
Included in “Cash and cash equivalents” in the consolidated balance sheet as of December 31, 2013. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the six months ended June 30, 2014 (in thousands):

Balance, January 1, 2014	$2,357
Accretion	110
Balance, June 30, 2014	$2,467

The fair values of our other Level 3 liabilities, estimated using a discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$298,500	$292,205	$300,000	$293,125
Revolving credit facility	5,000	4,784	—	—

3.           INTEREST RATE SWAP

As of June 30, 2014 and December 31, 2013, the fair value of our interest rate swap was $1.1 million and $0.8 million, respectively, and was included in “Other long-term liabilities” in the accompanying consolidated balance sheets. During each of the three and six months ended June 30, 2014, we recorded losses of $0.3 million, as the effective portion of the change in fair value of our interest rate swap, designated and qualified as a cash flow hedge, in “Other comprehensive loss ” in the accompanying consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2013, we recorded less than a $0.1 million loss as the effective portion of the change in fair value of our interest rate swap. We did not recognize any hedge ineffectiveness during the three and six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014, we reclassified $0.2 million and $0.4 million, respectively, as an increase to interest expense. Through June 30, 2015, we estimate that we will reclassify an additional $0.8 million to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt. During the three and six months ended June 30, 2013, we reclassified less than $0.1 million as an increase to interest expense.

4.           COMMITMENTS, CONTINGENCIES AND LITIGATION

Capital Leases

During the six months ended June 30, 2014, we exercised a renewal option of an existing operating lease for company-controlled data center space in Montreal, Quebec, Canada. The lease extension, for accounting purposes, triggered a new lease agreement which expires in 2032, with the new terms resulting in capital lease treatment. We recorded property of $6.0 million, net of the deferred rent balance on the previous operating lease, and a capital lease obligation of $7.4 million. In addition, we fully amortized the related intangible asset from the previous operating lease, beneficial lease interest, with a net book value of $0.8 million.

As of June 30, 2014, future minimum capital lease payments and the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2014	$5,557
2015	11,406
2016	10,362
2017	9,833
2018	10,076
Thereafter	45,415
Remaining capital lease payments	92,649
Less: amounts representing imputed interest	(32,045)
Present value of minimum lease payments	60,604
Less: current portion	(6,195)
$54,409

Litigation

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

5.           EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

In prior years, we implemented exit activities and restructuring plans which resulted in substantial charges for our real estate obligations. In addition, during the six months ended June 30, 2014, we recorded initial exit activity charges related to ceasing use of a portion of data center space, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans, of which $1.1 million was specifically related to the reversal of sublease assumptions in one of our facilities due to the short term remaining on the related lease obligation. We included these initial exit activity charges and subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the six months ended June 30, 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the six months ended June 30, 2014 (in thousands):

	December 31, 2013	Initial Charges	Subsequent Plan Adjustments	Cash Payments	June 30, 2014
Real estate obligations:
2014 exit activities	$—	$1,454	$(1)	$(128)	$1,325
2011 – 2013 exit activities	67	—	19	(69)	17
2007 restructuring	3,296	—	1,375	(1,025)	3,646
2001 restructuring	800	—	4	(317)	487
Total	$4,163	$1,454	$1,397	$(1,539)	$5,475

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Data center services	$61,395	$45,580	$119,678	$89,973
IP services	22,673	24,403	46,351	49,710
Total revenues	84,068	69,983	166,029	139,683

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	26,563	22,643	52,454	45,290
IP services	9,999	10,010	19,869	20,234
Total direct costs of network, sales and services, exclusive of depreciation and amortization	36,562	32,653	72,323	65,524

Segment profit:
Data center services	34,832	22,937	67,224	44,683
IP services	12,674	14,393	26,482	29,476
Total segment profit	47,506	37,330	93,706	74,159

Exit activities, restructuring and impairments	1,561	683	2,945	932
Other operating expenses, including direct costs of customer support, depreciation and amortization	50,459	37,746	99,812	73,506
Loss from operations	(4,514)	(1,099)	(9,051)	(279)
Non-operating expense	7,188	2,953	13,780	5,505
Loss before income taxes and equity in (earnings) of equity-method investment	$(11,702)	$(4,052)	$(22,831)	(5,784)

7.           NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stock	$(11,185)	$(3,702)	$(21,861)	$(5,345)
Weighted average shares outstanding, basic and diluted	51,045	50,856	51,125	50,965

Net loss per share, basic and diluted	$(0.22)	$(0.07)	$(0.43)	$(0.10)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,382	7,007	7,382	7,007

8.           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, we adopted new guidance that requires us to present, on a prospective basis, unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

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

In May 2014, the Financial Accounting Standards Board issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective the first quarter of 2018 and early adoption is not permitted. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “vision,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us” or “our” refer to Internap Network Services Corporation and our subsidiaries.

Overview

We strive to help people build and manage the world’s best performing Internet infrastructure. Today, our infrastructure services power many of the applications that shape the way we live, work and play. Our hybrid Internet infrastructure services blend virtual and bare-metal cloud, hosting and colocation services across a global network of data centers, optimized from the application to the end user and backed by our customer support. We believe many of the world’s most innovative companies rely on us to make their applications faster and more scalable.

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

We sell our data center services at 52 data centers across North America, Europe and the Asia-Pacific region. We refer to 17 of these facilities as “company-controlled,” meaning we control the data centers’ operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 35 data centers as “partner” sites. In these locations, a third-party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

Within the data center services segment, we identify between “core” and “partner colocation” revenues. Core revenues are from our company-controlled colocation, hosting and cloud services and include all revenue from iWeb Technologies Inc., formerly known as iWeb Group Inc., (“iWeb”), which we acquired in November 2013. Partner colocation revenues are from our third-party colocation sites.

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

Results of Operations

As of June 30, 2014, we had approximately 12,000 customers. Our customer base is not concentrated in any particular industry and, for the three and six months ended June 30, 2014, no single customer accounted for 10% or more of our revenues.

Three Months Ended June 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (decrease) from 2013 to 2014
	2014	2013	Amount	Percent
Revenues:
Data center services:
Core	$49,390	$32,473	$16,917	52%
Partner colocation	12,005	13,107	(1,102)	(8)
Total data center services	61,395	45,580	15,815	35
IP services	22,673	24,403	(1,730)	(7)
Total revenues	84,068	69,983	14,085	20

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	26,563	22,643	3,920	17
IP services	9,999	10,010	(11)	—
Direct costs of customer support	9,553	7,372	2,181	30
Direct costs of amortization of acquired technologies	1,551	1,190	361	30
Sales and marketing	9,977	8,077	1,900	24
General and administrative	11,429	9,555	1,874	20
Depreciation and amortization	17,917	11,554	6,363	55
Loss (gain) on disposal of property and equipment, net	32	(2)	34	—
Exit activities, restructuring and impairments	1,561	683	878	129
Total operating costs and expenses	88,582	71,082	17,500	25
Loss from operations	$(4,514)	$(1,099)	$(3,415)	311

Interest expense	$6,806	$2,474	$4,332	175

Data Center Services

Revenues for data center services increased $15.8 million, or 35%, to $61.4 million for the three months ended June 30, 2014, compared to $45.6 million for the same period in 2013. The increase was primarily due to growth in our core revenues, of which $11.5 million is attributable to iWeb, and $2.7 million related to the renegotiation of customer contracts.

Direct costs of data center services, exclusive of depreciation and amortization, increased $3.9 million, or 17%, to $26.6 million for the three months ended June 30, 2014, compared to $22.6 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth, $2.1 million of costs attributable to iWeb and $0.9 million of costs related to the renegotiation of customer contracts.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 43% during the three month ended June 30, 2014, compared to 50% during the same period in 2013.

IP Services

Revenues for IP services decreased $1.7 million, or 7%, to $22.7 million for the three months ended June 30, 2014, compared to $24.4 million for the same period in 2013. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 15% for the three months ended June 30, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, remained constant at $10.0 million for the three months ended June 30, 2014 and 2013.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended June 30, 2014 and 2013. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $21.5 million and $17.2 million for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily due to a $0.3 million increase in bonuses related to annual salary increases, a $0.3 million decrease in capitalized payroll costs related to software development and $3.7 million of expenses attributable to iWeb.

Stock-based compensation, net of amount capitalized, increased to $2.0 million during the three months ended June 30, 2014 from $1.7 million during the same period in 2013. The increase was primarily due to stock-based compensation awarded to certain iWeb employees subsequent to the acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2014	2013
Direct costs of customer support	$333	$329
Sales and marketing	289	342
General and administrative	1,334	1,070
	$1,956	$1,741

Direct Costs of Customer Support. Direct costs of customer support increased 30% to $9.6 million during the three months ended June 30, 2014 from $7.4 million during the same period in 2013. The increase was primarily due to $2.0 million of expenses attributable to iWeb.

Sales and Marketing. Sales and marketing costs increased 24% to $10.0 million during the three months ended June 30, 2014 from $8.1 million during the same period in 2013. The increase was primarily due to $2.1 million of expenses attributable to iWeb.

General and Administrative. General and administrative costs increased 20% to $11.4 million during the three months ended June 30, 2014 from $9.6 million during the same period in 2013. The increase was primarily due to a $0.4 million increase in cash-based compensation and payroll costs, a $0.3 million increase in bonuses related to annual salary increases and $2.1 million of expenses attributable to iWeb, partially offset by a $0.5 million decrease in bad debt expense and a $0.3 million decrease in taxes and licenses.

Depreciation and Amortization. Depreciation and amortization increased 55% to $17.9 million during the three months ended June 30, 2014 from $11.6 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software, including $2.9 million of expenses related to iWeb.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $1.6 million during the three months ended June 30, 2014 from $0.7 million during the same period in 2013. The increase was primarily due to $1.1 million of subsequent plan adjustments and a $0.4 million impairment charge for certain leasehold improvements.

Interest Expense. Interest expense increased to $6.8 million during the three months ended June 30, 2014 from $2.5 million during the same period in 2013. The increase in interest expense was primarily due to increased borrowings and interest rate under our current credit agreement executed in November 2013.

Six Months Ended June 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (decrease) from 2013 to 2014
	2014	2013	Amount	Percent
Revenues:
Data center services:
Core	$95,738	$63,750	$31,988	50%
Partner colocation	23,940	26,223	(2,283)	(9)
Total data center services	119,678	89,973	29,705	33
IP services	46,351	49,710	(3,359)	(7)
Total revenues	166,029	139,683	26,346	19

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	52,454	45,290	7,164	16
IP services	19,869	20,234	(365)	(2)
Direct costs of customer support	18,480	14,523	3,957	27
Direct costs of amortization of acquired technologies	3,012	2,369	643	27
Sales and marketing	20,080	15,561	4,519	29
General and administrative	22,826	19,242	3,584	19
Depreciation and amortization	35,382	21,811	13,571	62
Loss on disposal of property and equipment, net	32	—	32	—
Exit activities, restructuring and impairments	2,945	932	2,013	216
Total operating costs and expenses	175,080	139,962	35,118	25
Loss from operations	$(9,051)	$(279)	$(8,772)	3144

Interest expense	$13,297	$4,895	$8,402	172
Benefit for income taxes	$(853)	$(352)	$(501)	142

Data Center Services

Revenues for data center services increased $29.7 million, or 33%, to $119.7 million for the six months ended June 30, 2014, compared to $90.0 million for the same period in 2013. The increase was primarily due to growth in our core revenues, of which $22.9 million is attributable to iWeb, and $2.7 million related to the renegotiation of customer contracts.

Direct costs of data center services, exclusive of depreciation and amortization, increased $7.2 million, or 16%, to $52.5 million for the six months ended June 30, 2014, compared to $45.3 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth, $4.3 million of direct costs attributable to iWeb and $0.9 million of costs related to the renegotiation of customer contracts. Direct costs of data center services as a percentage of corresponding revenues of 44% during the six month ended June 30, 2014, compared to 50% during the same period in 2013.

IP Services

Revenues for IP services decreased $3.4 million, or 7%, to $46.4 million for the six months ended June 30, 2014, compared to $49.7 million for the same period in 2013. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 17% for the six months ended June 30, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.4 million, or 2%, to $19.9 million for the six months ended June 30, 2014, compared to $20.2 million for the same period in 2013. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $42.8 million and $34.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to a $0.6 million increase in commissions, a $0.5 million increase related to a higher employee headcount and increased salary levels and $7.1 million of expenses attributable to iWeb.

Stock-based compensation, net of amount capitalized, increased to $3.9 million during the six months ended June 30, 2014 from $3.4 million during the same period in 2013. The increase was primarily due to stock-based compensation awarded to certain iWeb employees subsequent to the acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2014	2013
Direct costs of customer support	$617	$551
Sales and marketing	540	601
General and administrative	2,740	2,226
	$3,897	$3,378

Direct Costs of Customer Support. Direct costs of customer support increased 27% to $18.5 million during the six months ended June 30, 2014 from $14.5 million during the same period in 2013. The increase was primarily due to a $0.4 million decrease in capitalized payroll costs related to software development and $3.6 million of expenses attributable to iWeb.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 27% to $3.0 million during the six months ended June 30, 2014 from $2.4 million during the same period in 2013. The increase was primarily due to amortization of technologies from the iWeb acquisition.

Sales and Marketing. Sales and marketing costs increased 29% to $20.1 million during the six months ended June 30, 2014 from $15.6 million during the same period in 2013. The increase was primarily due to a $0.6 million increase in commissions, a $0.4 million increase in agent fees, and $3.9 million of expenses attributable to iWeb, partially offset by a $0.4 million decrease in cash-based compensation and payroll taxes.

General and Administrative. General and administrative costs increased 19% to $22.8 million during the six months ended June 30, 2014 from $19.2 million during the same period in 2013. The increase was primarily due to a $1.0 million increase in cash-based compensation and payroll costs, a $0.4 million increase in bonuses related to annual salary increases, and $4.4 million of expenses related to iWeb, partially offset by a $0.8 million decrease in bad debt expense, a $0.4 million increase in capitalized payroll costs related to software development, a $0.4 million decrease in taxes and licenses and a $0.4 million decrease in legal fees.

Depreciation and Amortization. Depreciation and amortization increased 62% to $35.4 million during the six months ended June 30, 2014 from $21.8 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software, including $6.5 million of expenses related to iWeb.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $2.9 million during the six months ended June 30, 2014 from $0.9 million during the same period in 2013. The increase was primarily due to $1.3 million of initial exit activity charges related to ceasing use of a portion of data center space, $1.1 million of subsequent plan adjustments and a $0.4 million impairment charge for certain leasehold improvements.

Interest Expense. Interest expense increased to $13.3 million during the six months ended June 30, 2014 from $4.9 million during the same period in 2013. The increase in interest expense was primarily due to increased borrowings and interest rate under our current credit agreement executed in November 2013.

Benefit for Income Taxes. The benefit for income taxes increased to $0.9 million during the six months ended June 30, 2014 from $0.4 million during the same period in 2013.  Our effective tax rates for the six months ended June 30, 2014 and 2013 were 3.7% and 6.1%, respectively.  The majority of fluctuation in the effective income tax rate was primarily due to the recognition of income tax benefit from the reversal of uncertain tax position in 2013 and from the operations of iWeb in 2014.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2014	2013
Loss from operations	$(4,514)	$(1,099)
Depreciation and amortization, including amortization of acquired technologies	19,468	12,744
Loss (gain) on disposal of property and equipment, net	32	(2)
Exit activities, restructuring and impairments	1,561	683
Stock-based compensation	1,956	1,741
Adjusted EBITDA	$18,503	$14,067

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

We have a history of quarterly and annual period net losses. During the three and six months ended June 30, 2014, we had a net loss of $11.2 million and $21.9 million, respectively. As of June 30, 2014, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility. As of June 30, 2014, the revolving credit facility, expiring in November 2018, had an outstanding balance of $5.0 million and we issued $6.6 million letters of credit, resulting in $38.4 million in borrowing capacity. As of June 30, 2014, the term loan had an outstanding principal amount of $298.5 million, which we will repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of June 30, 2014, the interest rate on the revolving credit facility was 5.0% and term loan was 6.0%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of June 30, 2014, we were in compliance with these covenants.

Cash Flows

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $24.3 million. We generated cash from operations of $22.9 million as a result of adjustments for non-cash items from our net loss, while changes in operating assets and liabilities generated cash from operations of $1.4 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 was $38.5 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 was $7.0 million, primarily due to $5.0 million of proceeds from the revolving credit facility, a return of deposit collateral of $6.2 million, partially offset by principal payments of $4.2 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.6 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At June 30, 2014, we had an interest rate swap on 50% of our current term loan balance through December 30, 2016 with an interest rate of 6.5%.

As of June 30, 2014, the balance of our long-term debt was $298.5 million on our term loan and $5.0 million on our revolving credit facility. At June 30, 2014, interest on the term loan and revolving credit facility was 6.0% and 5.0%, respectively. We summarize the credit agreement in “—Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of June 30, 2014, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2014, we realized foreign currency losses of $0.4 million and $0.5 million, respectively, which we included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation gains of $0.1 million and $0.2 million, respectively, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. After the acquisition of iWeb and as we grow our international operations, our exposure to foreign currency risk will become more significant.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2014, we issued 80,580 shares of common stock to our non-employee directors under the 2014 Stock Incentive Plan. We relied on the exemption set forth under Section 4(a)(2) of the Securities Act.

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2014	2,705	$6.95	—	—
May 1 to 31, 2014	6,278	7.03	—	—
June 1 to 30, 2014	3,029	7.13	—	—
Total	12,012	$7.04	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INTERNAP NETWORK SERVICES CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer)

Date: July 29, 2014

