Form 10-Q
period 2014-09-30
INTERNAP NETWORK SERVICES CORP
filed 2014-10-28
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of September 30, 2014, 54,385,945 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP NETWORK SERVICES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Data center services	$61,640	$45,488	$181,318	$135,461
Internet protocol (IP) services	23,027	24,084	69,378	73,794
Total revenues	84,667	69,572	250,696	209,255

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	27,716	23,171	80,170	68,461
IP services	9,432	9,624	29,300	29,858
Direct costs of customer support	9,114	7,528	27,594	22,052
Direct costs of amortization of acquired technologies	1,524	1,273	4,535	3,643
Sales and marketing	8,858	8,048	28,938	23,609
General and administrative	11,611	8,740	34,439	27,979
Depreciation and amortization	19,391	12,264	54,773	34,075
Loss on disposal of property and equipment, net	—	4	32	4
Exit activities, restructuring and impairments	56	274	3,001	1,206
Total operating costs and expenses	87,702	70,926	262,782	210,887
Loss from operations	(3,035)	(1,354)	(12,086)	(1,632)

Non-operating expenses:
Interest expense	6,699	2,429	19,996	7,324
Other, net	(149)	67	335	679
Total non-operating expenses	6,550	2,496	20,331	8,003

Loss before income taxes and equity in (earnings) of equity-method investment	(9,585)	(3,850)	(32,417)	(9,635)
Benefit (provision) for income taxes	128	(254)	982	98
Equity in (earnings) of equity-method investment, net of taxes	(80)	(69)	(198)	(157)

Net loss	(9,377)	(4,035)	(31,237)	(9,380)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(264)	429	(94)	(477)
Unrealized gain (loss) on interest rate swap, net of taxes	341	(150)	61	(204)
Total other comprehensive income (loss)	77	279	(33)	(681)

Comprehensive loss	$(9,300)	$(3,756)	$(31,270)	$(10,061)

Basic and diluted net loss per share	$(0.18)	$(0.08)	$(0.61)	$(0.18)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,063	50,882	51,180	51,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,493	$35,018
Accounts receivable, net of allowance for doubtful accounts of $1,971 and $1,995, respectively	19,871	23,927
Deferred tax asset	569	371
Prepaid expenses and other assets	14,224	22,533
Total current assets	60,157	81,849

Property and equipment, net	339,421	331,963
Investment in joint venture	2,757	2,602
Intangible assets, net	53,487	57,699
Goodwill	130,313	130,387
Deposits and other assets	10,039	7,999
Deferred tax asset	1,615	1,742

Total assets	$597,789	$614,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,376	$29,774
Accrued liabilities	14,894	13,549
Deferred revenues	7,099	6,729
Capital lease obligations	6,573	5,489
Term loan, less discount of $1,443 and $1,387, respectively	1,557	1,613
Exit activities and restructuring liability	2,102	2,286
Other current liabilities	2,341	2,493
Total current liabilities	64,942	61,933

Deferred revenues	3,457	3,804
Capital lease obligations	53,638	49,800
Term loan, less discount of $6,919 and $8,006, respectively	287,831	288,994
Revolving credit facility	5,000	—
Exit activities and restructuring liability	2,761	1,877
Deferred rent	11,132	14,617
Deferred tax liability	7,509	8,591
Other long-term liabilities	4,403	2,415

Total liabilities	440,673	432,031
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 54,386 and 54,023 shares outstanding, respectively	54	54
Additional paid-in capital	1,260,026	1,253,106
Treasury stock, at cost; 561 and 461 shares, respectively	(4,218)	(3,474)
Accumulated deficit	(1,097,257)	(1,066,020)
Accumulated items of other comprehensive loss	(1,489)	(1,456)

Total stockholders’ equity	157,116	182,210

Total liabilities and stockholders’ equity	$597,789	$614,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(31,237)	$(9,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,308	37,718
Impairment of property and equipment	537	520
Amortization of debt discount and issuance costs	1,441	182
Stock-based compensation expense, net of capitalized amount	5,675	5,085
Equity in (earnings) of equity-method investment	(198)	(157)
Provision for doubtful accounts	811	1,077
Non-cash change in capital lease obligations	(87)	121
Non-cash change in exit activities and restructuring liability	2,996	921
Non-cash change in deferred rent	(2,028)	(1,371)
Deferred taxes	(1,226)	225
Other, net	197	338
Changes in operating assets and liabilities:
Accounts receivable	3,198	(3,043)
Prepaid expenses, deposits and other assets	(3,080)	(368)
Accounts payable	(2,585)	(4,614)
Accrued and other liabilities	4,795	(1,023)
Deferred revenues	99	311
Exit activities and restructuring liability	(2,296)	(2,180)
Other liabilities	(90)	(613)
Net cash flows provided by operating activities	36,230	23,749

Cash Flows from Investing Activities:
Purchases of property and equipment	(51,312)	(31,721)
Additions to acquired technology	(2,004)	(476)
Proceeds from sale-leaseback transactions	2,603	—
Net cash from acquisition	74	—
Net cash flows used in investing activities	(50,639)	(32,197)

Cash Flows from Financing Activities:
Proceeds from credit agreements	5,000	20,000
Principal payments on credit agreements	(2,250)	(2,625)
Return of deposit collateral on credit agreement	6,461	—
Payments on capital lease obligations	(4,212)	(3,475)
Proceeds from exercise of stock options	973	1,979
Tax withholdings related to net share settlements of restricted stock awards	(744)	(1,443)
Other, net	(135)	(126)
Net cash flows provided by financing activities	5,093	14,310
Effect of exchange rates on cash and cash equivalents	(209)	26
Net (decrease) increase in cash and cash equivalents	(9,525)	5,888
Cash and cash equivalents at beginning of period	35,018	28,553
Cash and cash equivalents at end of period	$25,493	$34,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,109	$7,114
Cash paid for income taxes	134	336
Non-cash acquisition of property and equipment under capital leases	7,757	9,552
Additions to property and equipment included in accounts payable	11,117	15,665
Capitalized stock-based compensation	271	331

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Network Services Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services that power the applications shaping the way we live, work and play. We provide services at 52 data centers across North America, Europe and the Asia-Pacific region and through 89 Internet Protocol (“IP”) service points.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2014 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2013 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future periods.

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014:
Interest rate swap (note 4)	$—	$715	$—	$715
Asset retirement obligations(1)	—	—	3,770	3,770

December 31, 2013:
Money market funds(2)	$5,006	$—	$—	$5,006
Interest rate swap (note 4)	—	777	—	777
Asset retirement obligations(1)	—	—	2,357	2,357

(1)
We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. We include current asset retirement obligations of $1.3 million and $1.4 million in “Other current liabilities” in the consolidated balance sheets for September 30, 2014 and December 31, 2013, respectively.  We include long-term asset retirement obligations of $2.5 million and $1.0 million in “Other long-term liabilities” in the consolidated balance sheets for September 30, 2014 and December 31, 2013, respectively.

(2)
Included in “Cash and cash equivalents” in the consolidated balance sheet as of December 31, 2013. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the nine months ended September 30, 2014 (in thousands):

Balance, January 1, 2014	$2,357
Accrued estimated obligation, less fair value adjustment (note 5)	1,338
Accretion	165
Payments	(90)
Balance, September 30, 2014	$3,770

The fair values of our other Level 3 liabilities, estimated using a discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$297,750	$291,676	$300,000	$293,125
Revolving credit facility	5,000	4,731	—	—

3.           GOODWILL

For purposes of valuing our goodwill, we have the following reporting units: IP products, IP services, data center products and data center services.  We performed our annual impairment review as of August 1, 2014 and concluded that goodwill attributed to each of our reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value, including goodwill.

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

4.           INTEREST RATE SWAP

As of September 30, 2014 and December 31, 2013, the fair value of our interest rate swap was $0.7 million and $0.8 million, respectively, and was included in “Other long-term liabilities” in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2014, we recorded a gain of $0.3 million and $0.1 million, respectively, as the effective portion of the change in fair value of our interest rate swap, designated and qualified as a cash flow hedge, in “Other comprehensive loss” in the accompanying consolidated statements of operations and comprehensive loss. During each of the three and nine months ended September 30, 2013, we recorded losses of $0.2 million as the effective portion of the change in fair value of our interest rate swap. We did not recognize any hedge ineffectiveness during the three and nine months ended September 30, 2014 and 2013.

During the three and nine months ended September 30, 2014, we reclassified $0.2 million and $0.6 million, respectively, as an increase to interest expense. Through September 30, 2015, we estimate that we will reclassify an additional $0.8 million to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt. During each of the three and nine months ended September 30, 2013, we reclassified less than $0.1 million as an increase to interest expense.

5.           COMMITMENTS, CONTINGENCIES AND LITIGATION

Asset Retirement Obligation

During the three months ended September 30, 2014, we recorded an asset retirement obligation (“ARO”) related to future removal costs of leasehold improvements for one of our data center leases that expires in December 2016, as we can now reasonably estimate the liability.  We then obtained third-party proposals to arrive at an estimated obligation of $1.6 million. We recorded the ARO, and the corresponding asset retirement cost, in our data center services segment at its fair value of $1.3 million, which we calculated by discounting the estimated obligation amount to present value using the current two-year Treasury bill rate adjusted for our credit non-performance risk. As the estimated payment date is December 2016, we have included the ARO in “Other long-term liabilities” in the consolidated balance sheet as of September 30, 2014. We will depreciate the asset retirement cost, included in “Property and equipment, net” in the consolidated balance sheet as of September 30, 2014, using the straight-line method over the remaining term of the related lease, which is 27 months.

We have other capital lease property agreements that include general decommissioning exit clauses that we have not yet recorded an ARO.  Due to the uncertainty of specific requirements and related costs, an ARO is not reasonably estimable for these properties and we have not recorded a liability at this time.

Capital Leases

Sale-leaseback transactions.  During the three months ended September 30, 2014, we completed sale-leaseback transactions with third-parties for a total of $2.6 million of cash proceeds. We recognized a deferred gain of $0.7 million on these transactions, which we will amortize over the life of the related lease, of which $0.1 million is included in “Current other liabilities” and $0.6 million is included in “Other long-term liabilities” in the accompanying consolidated balance sheet. Also, as a result of these transactions, we recorded capital lease obligations of $1.5 million.

Other capital lease transactions.  During the three months ended March 31, 2014, we exercised a renewal option of an existing operating lease for company-controlled data center properties in Montreal. The lease extension, for accounting purposes, triggered a new lease which expires in 2032, with the new terms resulting in capital lease treatment. We recorded property of $6.0 million, net of the deferred rent balance on the previous operating lease, and a capital lease obligation of $7.4 million. In addition, we fully amortized the related intangible asset from the previous operating lease, beneficial lease interest, with a net book value of $0.8 million.

Total capital lease obligations.  As of September 30, 2014, future minimum capital lease payments and the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2014	$2,868
2015	11,757
2016	10,713
2017	10,186
2018	10,355
Thereafter	47,341
Remaining capital lease payments	93,220
Less: amounts representing imputed interest	(33,009)
Present value of minimum lease payments	60,211
Less: current portion	(6,573)
$53,638

Litigation

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

6.           EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

In prior years, we incurred costs related to certain exited facilities. In addition, during the nine months ended September 30, 2014, we recorded initial exit activity charges related to ceasing use of a portion of data center space, as well as subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans, of which $1.1 million was specifically related to a change of sublease assumptions in one of our facilities due to the short term remaining on the related lease obligation. We included these initial exit activity charges and subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the nine months ended September 30, 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the nine months ended September 30, 2014 and 2013 (in thousands):

	December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2014
Real estate obligations:
2014 exit activities	$—	$1,454	$—	$(205)	$1,249
2011 – 2013 exit activities	67	—	21	(78)	10
2007 restructuring	3,296	—	1,521	(1,538)	3,279
2001 restructuring	800	—	—	(475)	325
Total	$4,163	$1,454	$1,542	$(2,296)	$4,863

	December 31, 2012	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2013
Real estate obligations:
2011 – 2013 exit activities	$146	$81	$(3)	$(128)	$96
2007 restructuring	4,245	—	754	(1,493)	3,506
2001 restructuring	1,482	—	90	(559)	1,013
Total	$5,873	$81	$841	$(2,180)	$4,615

7.           OPERATING SEGMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Data center services	$61,640	$45,488	$181,318	$135,461
IP services	23,027	24,084	69,378	73,794
Total revenues	84,667	69,572	250,696	209,255

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	27,716	23,171	80,170	68,461
IP services	9,432	9,624	29,300	29,858
Total direct costs of network, sales and services, exclusive of depreciation and amortization	37,148	32,795	109,470	98,319

Segment profit:
Data center services	33,924	22,317	101,148	67,000
IP services	13,595	14,460	40,078	43,936
Total segment profit	47,519	36,777	141,226	110,936

Exit activities, restructuring and impairments	56	274	3,001	1,206
Other operating expenses, including direct costs of customer support, depreciation and amortization	50,498	37,857	150,311	111,362
Loss from operations	(3,035)	(1,354)	(12,086)	(1,632)
Non-operating expenses	6,550	2,496	20,331	8,003
Loss before income taxes and equity in (earnings) of equity-method investment	$(9,585)	$(3,850)	$(32,417)	$(9,635)

8.           NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stock	$(9,377)	$(4,035)	$(31,237)	$(9,380)
Weighted average shares outstanding, basic and diluted	51,063	50,882	51,180	51,070

Net loss per share, basic and diluted	$(0.18)	$(0.08)	$(0.61)	$(0.18)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,141	6,852	7,141	6,852

9.           RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective the first quarter of 2018 and early adoption is not permitted. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued new guidance which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. The guidance is effective for the annual and interim periods ending after December 15, 2016.  Early adoption is permitted. We expect adoption will not have a material impact on our financial condition or result of operations.

INTERNAP NETWORK SERVICES CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “vision,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

IP Services

Our Internet Protocol (“IP”) services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP services through 89 IP service points around the world.

Our patented and patent-pending network route optimization technologies address inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models, in a scalable, reliable and predictable manner.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically located points of presence. Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and audience-analytic tools.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 9 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted to have a material impact on our consolidated financial statements.

Results of Operations

As of September 30, 2014, we had approximately 12,000 customers. Our customer base is not concentrated in any particular industry and, for the three and nine months ended September 30, 2014, no single customer accounted for 10% or more of our revenues.

Three Months Ended September 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (decrease) from 2013 to 2014
	2014	2013	Amount	Percent
Revenues:
Data center services:
Core	$49,941	$32,857	$17,084	52%
Partner colocation	11,699	12,631	(932)	(7)
Total data center services	61,640	45,488	16,152	36
IP services	23,027	24,084	(1,057)	(4)
Total revenues	84,667	69,572	15,095	22

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	27,716	23,171	4,545	20
IP services	9,432	9,624	(192)	(2)
Direct costs of customer support	9,114	7,528	1,586	21
Direct costs of amortization of acquired technologies	1,524	1,273	251	20
Sales and marketing	8,858	8,048	810	10
General and administrative	11,611	8,740	2,871	33
Depreciation and amortization	19,391	12,264	7,127	58
Loss on disposal of property and equipment, net	—	4	(4)	—
Exit activities, restructuring and impairments	56	274	(218)	(80)
Total operating costs and expenses	87,702	70,926	16,776	24
Loss from operations	$(3,035)	$(1,354)	$(1,681)	124

Interest expense	$6,699	$2,429	$4,270	176

Data Center Services

Revenues for data center services increased $16.2 million, or 36%, to $61.6 million for the three months ended September 30, 2014, compared to $45.5 million for the same period in 2013. The increase was primarily due to growth in our core revenues, of which $11.9 million is attributable to iWeb.

Direct costs of data center services, exclusive of depreciation and amortization, increased $4.5 million, or 20%, to $27.7 million for the three months ended September 30, 2014, compared to $23.2 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth and $2.2 million of costs attributable to iWeb.

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

We continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 45% during the three months ended September 30, 2014, compared to 51% during the same period in 2013.

IP Services

Revenues for IP services decreased $1.1 million, or 4%, to $23.0 million for the three months ended September 30, 2014, compared to $24.1 million for the same period in 2013. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 8% for the three months ended September 30, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.2 million, or 2%, to $9.4 million for the three months ended September 30, 2014, compared to $9.6 million for the same period in 2013. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended September 30, 2014 and 2013. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $19.1 million and $17.2 million for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to $2.1 million of expenses attributable to iWeb, a $0.8 million increase in bonus accrual related to annual salary increases and expected achievement levels under our variable compensation plan, partially offset by a $0.7 million decrease in cash-based compensation and payroll costs due to decreased headcount and a $0.6 million decrease in commissions.

Stock-based compensation, net of amount capitalized, increased to $1.8 million during the three months ended September 30, 2014 from $1.7 million during the same period in 2013. The increase was primarily due to stock-based compensation granted to certain iWeb employees after the acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2014	2013
Direct costs of customer support	$353	$331
Sales and marketing	248	359
General and administrative	1,177	1,019
	$1,778	$1,709

Direct Costs of Customer Support. Direct costs of customer support increased 21% to $9.1 million during the three months ended September 30, 2014 from $7.5 million during the same period in 2013. The increase was primarily due to $1.7 million of expenses attributable to iWeb.

Sales and Marketing. Sales and marketing costs increased 10% to $8.9 million during the three months ended September 30, 2014 from $8.0 million during the same period in 2013. The increase was primarily due to $1.7 million of expenses attributable to iWeb, partially offset by a $0.6 million decrease in commissions.

General and Administrative. General and administrative costs increased 33% to $11.6 million during the three months ended September 30, 2014 from $8.7 million during the same period in 2013. The increase was primarily due to $2.0 million of expenses attributable to iWeb and a $0.8 million increase in bonus accrual.

Depreciation and Amortization. Depreciation and amortization increased 58% to $19.4 million during the three months ended September 30, 2014 from $12.3 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software, including $3.0 million of expenses related to iWeb.

Interest Expense. Interest expense increased to $6.7 million during the three months ended September 30, 2014 from $2.4 million during the same period in 2013. The increase in interest expense was primarily due to increased borrowings and interest rate under our credit agreement.

Nine Months Ended September 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Increase (decrease) from 2013 to 2014
	2014	2013	Amount	Percent
Revenues:
Data center services:
Core	$145,679	$96,608	$49,071	51%
Partner colocation	35,639	38,853	(3,214)	(8)
Total data center services	181,318	135,461	45,857	34

IP services	69,378	73,794	(4,416)	(6)
Total revenues	250,696	209,255	41,441	20

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	80,170	68,461	11,709	17
IP services	29,300	29,858	(558)	(2)
Direct costs of customer support	27,594	22,052	5,542	25
Direct costs of amortization of acquired technologies	4,535	3,643	892	24
Sales and marketing	28,938	23,609	5,329	23
General and administrative	34,439	27,979	6,460	23
Depreciation and amortization	54,773	34,075	20,698	61
Loss on disposal of property and equipment, net	32	4	28	—
Exit activities, restructuring and impairments	3,001	1,206	1,795	149
Total operating costs and expenses	262,782	210,887	51,895	25
Loss from operations	$(12,086)	$(1,632)	$(10,454)	640

Interest expense	$19,996	$7,324	$12,672	173
Benefit for income taxes	$982	$98	$884	902

Data Center Services

Revenues for data center services increased $45.9 million, or 34%, to $181.3 million for the nine months ended September 30, 2014, compared to $135.5 million for the same period in 2013. The increase was primarily due to growth in our core revenues, of which $34.8 million is attributable to iWeb and $2.7 million to the renegotiation of customer contracts.

Direct costs of data center services, exclusive of depreciation and amortization, increased $11.7 million, or 17%, to $80.2 million for the nine months ended September 30, 2014, compared to $68.5 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth, $6.5 million of direct costs attributable to iWeb and $0.9 million of costs related to the renegotiation of customer contracts.  Direct costs of data center services as a percentage of corresponding revenues was 44% during the nine months ended September 30, 2014, compared to 51% during the same period in 2013.

IP Services

Revenues for IP services decreased $4.4 million, or 6%, to $69.4 million for the nine months ended September 30, 2014, compared to $73.8 million for the same period in 2013. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 14% for the nine months ended September 30, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased $0.6 million, or 2%, to $29.3 million for the nine months ended September 30, 2014, compared to $29.9 million for the same period in 2013. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $61.8 million and $51.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to a $1.3 million increase in bonus accrual related to annual salary increases and expected achievement levels under our variable compensation plan and $9.2 million of expenses attributable to iWeb, partially offset by $0.7 million decrease in stock-based compensation.

Stock-based compensation, net of amount capitalized, increased to $5.7 million during the nine months ended September 30, 2014 from $5.1 million during the same period in 2013. The increase was primarily due to $1.3 million of stock-based compensation granted to certain iWeb employees after the acquisition, partially offset by forfeitures upon employment terminations. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2014	2013
Direct costs of customer support	$970	$882
Sales and marketing	788	960
General and administrative	3,917	3,243
	$5,675	$5,085

Direct Costs of Customer Support. Direct costs of customer support increased 25% to $27.6 million during the nine months ended September 30, 2014 from $22.1 million during the same period in 2013. The increase was primarily due to $5.4 million of expenses attributable to iWeb.

Direct Costs of Amortization of Acquired Technologies. Direct costs of amortization of acquired technologies increased 24% to $4.5 million during the nine months ended September 30, 2014 from $3.6 million during the same period in 2013. The increase was primarily due to amortization of technologies acquired in the iWeb acquisition.

Sales and Marketing. Sales and marketing costs increased 23% to $28.9 million during the nine months ended September 30, 2014 from $23.6 million during the same period in 2013. The increase was primarily due to $5.5 million of expenses attributable to iWeb, and a $0.5 million increase in agent fees, partially offset by a $0.7 million decrease in cash-based compensation and payroll taxes.

General and Administrative. General and administrative costs increased 23% to $34.4 million during the nine months ended September 30, 2014 from $28.0 million during the same period in 2013. The increase was primarily due to $6.4 million of expenses attributable to iWeb, a $1.3 million increase in bonus accrual and a $0.9 million increase in cash-based compensation and payroll costs, partially offset by a $0.6 million decrease in bad debt expense, a $0.6 million decrease in taxes and licenses and a $0.4 million decrease in outside professional services.

Depreciation and Amortization. Depreciation and amortization increased 61% to $54.8 million during the nine months ended September 30, 2014 from $34.1 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software, including $9.5 million of expenses related to iWeb.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $3.0 million during the nine months ended September 30, 2014 from $1.2 million during the same period in 2013. The expense was primarily due to $1.3 million of initial exit activity charges related to ceasing use of a portion of data center space, $1.1 million of subsequent plan adjustments and a $0.4 million impairment charge for certain leasehold improvements in the nine months ended September 30, 2014.

Interest Expense. Interest expense increased to $20.0 million during the nine months ended September 30, 2014 from $7.3 million during the same period in 2013. The increase in interest expense was primarily due to increased borrowings and interest rate under our  credit agreement.

Benefit for Income Taxes. The benefit for income taxes increased to $1.0 million during the nine months ended September 30, 2014 from $0.1 million during the same period in 2013. Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 3.0% and 1%, respectively. The majority of fluctuation in the effective income tax rate was primarily due to the recognition of income tax benefit from the reversal of uncertain tax positions in 2013 and from the operations of iWeb in 2014.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,
	2014	2013
Loss from operations	$(3,035)	$(1,354)
Depreciation and amortization, including amortization of acquired technologies	20,915	13,537
Loss on disposal of property and equipment, net	—	4
Exit activities, restructuring and impairments	56	274
Stock-based compensation	1,778	1,709
Adjusted EBITDA	$19,714	$14,170

Liquidity and Capital Resources

Liquidity

We monitor and review our performance and operations in light of global economic conditions, which could impact the ability of our customers to meet their obligations to us, which could delay collection of accounts receivable and increase our provision for doubtful accounts.

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

We have a history of quarterly and annual period net losses. During the three and nine months ended September 30, 2014, we had a net loss of $9.3 million and $31.2 million, respectively. As of September 30, 2014, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility. As of September 30, 2014, the term loan had an outstanding principal amount of $297.8 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of September 30, 2014, the revolving credit facility, expiring in November 2018, had an outstanding balance of $5.0 million and we issued $6.6 million letters of credit, resulting in $38.4 million in borrowing capacity. As of September 30, 2014, the interest rate on the term loan was 6% and the revolving credit facility was 4.7%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of September 30, 2014, we were in compliance with these covenants.

Capital Leases.  During the three months ended September 30, 2014, we completed sale-leaseback transactions with third-parties for a total of $2.6 million of cash proceeds. As a result of these transactions, we recorded capital lease obligations of $1.5 million.

During the three months ended March 31, 2014, we exercised a renewal option of an existing operating lease for company-controlled data center properties in Montreal. The lease extension, for accounting purposes, triggered a new lease which expires in 2032, with the new terms resulting in capital lease treatment. We recorded property of $6.0 million, net of the deferred rent balance on the previous operating lease, and a capital lease obligation of $7.4 million.

We summarize our new capital lease obligations in note 5 to the accompanying consolidated financial statements. Our present value of minimum lease payments on all remaining capital lease obligations at September 30, 2014 was $60.2 million.

Cash Flows

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $36.2 million. We generated cash from operations of $36.2 million as a result of adjustments for non-cash items from our net loss, while changes in operating assets and liabilities generated cash from operations of less than $0.1 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $50.6 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure, partially offset by $2.6 million of proceeds from sale-leaseback transactions.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 was $5.1 million, primarily due to $5.0 million of proceeds from the revolving credit facility and a return of deposit collateral of $6.5 million, partially offset by principal payments of $6.5 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.5 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At September 30, 2014, we had an interest rate swap on 50% of our current term loan balance through December 30, 2016 with a LIBOR floor fixed rate of 1.5%.

As of September 30, 2014, the balance of our long-term debt was $297.8 million on the term loan and $5.0 million on the revolving credit facility. At September 30, 2014, interest on the term loan and revolving credit facility was 6% and 4.7%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of September 30, 2014, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2014, we realized foreign currency gains of $0.3 million and losses of $(0.2) million, respectively, which we included as a non-operating expense in “Other, net,” and we recorded unrealized foreign currency translation losses of $(0.3) million and $(0.1) million, respectively, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. After the acquisition of iWeb and as we grow our international operations, our exposure to foreign currency risk will become more significant.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2014	—	$—	—	—
August 1 to 31, 2014	8,435	6.84	—	—
September 1 to 30, 2014	265	6.74	—	—
Total	8,700	$6.84	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1 3.2 3.3 3.4 31.1
Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 29, 2011).

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

Date: October 28, 2014

