Form 10-K
period 2014-12-31
Internap Corp
filed 2015-02-19
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 001-31989

INTERNAP CORPORATION
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $238,539,239 based on a closing price of $7.05 on June 30, 2014, as quoted on the NASDAQ Global Market.

As of February 2, 2015, 54,473,757 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held May 29, 2015 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “Internap” or the “Company” refer to Internap Corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Internap’s vision is to help people build and manage the world’s best performing Internet infrastructure. Today, our infrastructure services power many of the applications that shape the way we live, work and play. Internap’s hybrid Internet infrastructure services deliver “performance without compromise” – blending virtual and bare-metal cloud, hosting and colocation services across a global network of data centers, optimized from the application to the end user and backed by our team of dedicated professionals. Many of the world’s most innovative companies rely on Internap to make their applications faster and more scalable.

Our Industry

Internap competes in the large and fast-growing market for Internet infrastructure services (outsourced data center, compute, storage and network services). Three complementary trends are driving demand for Internet infrastructure services: the growth of the digital economy, the outsourcing of information technology (“IT”) and the adoption of cloud computing.

The Growth of the Digital Economy

The digital economy continues to impact existing business models with a new generation of networked applications. Widespread adoption of mobile Internet devices combined with rising expectations around the performance and availability of both consumer and business applications places increasing pressure on enterprises to deliver a seamless end-user experience on any device at any time at any location. Simultaneously, Software-as-a-Service (“SaaS”) models have changed data usage patterns with information traditionally maintained on individual machines and back-office servers now being streamed across the Internet. These applications require new diligence and focus on predictable performance and data security. Finally, the growth of big data analytics is giving rise to a new breed of “fast data” applications that collect and analyze massive amounts of data in real time to drive immediate business decisions – for example, real-time ad bidding platforms and personalized e-commerce portals.

The Outsourcing of IT

As distributed applications, security concerns and compliance issues are placing new burdens on the traditional IT model and driving new costs and complexity, IT organizations are increasingly turning to infrastructure outsourcing to free up valuable internal resources to focus on their core business, improve service levels and lower the overall cost of their IT operations. The macro-economic trends over the past several years have led to a significant reduction of operating and capital budgets. Companies are forced to balance this growing complexity with a cost-cutting culture and staff resource limitations that require they do more with less.

The Adoption of Cloud Computing

Amidst this environment, the emergence of public cloud Infrastructure-as-a-Service (“IaaS”) offerings has accelerated digital innovation by lowering the barrier to entry for new business creation. IaaS offerings allow new enterprises to procure and pay for infrastructure on an as-needed basis while minimizing upfront operating expenses, reducing complexity and increasing agility.

Although most organizations initially rely on cloud services for non-mission critical workloads, such as testing and development, growing adoption and the maturation of cloud platforms have increased confidence in migrating key business applications to the cloud. This, in turn, has led to a new generation of applications that are being architected from the ground up, to run on standardized public cloud infrastructure.

Our Business

The Internet infrastructure services market comprises a range of infrastructure offerings that have emerged in response to shifting business and technology drivers. Internap competes specifically in the markets for retail colocation, hosting and IaaS. Different customer use cases and business requirements dictate the need for specific services or a combination of services enabled through hybridization.

Internap provides high-performance, hybrid Internet infrastructure services that make our customers’ applications faster and more scalable. We offer:

●	hybrid infrastructure services: customers can mix and match cloud, hosting and colocation for the optimal combination of services to meet specific application and business requirements;
●	availability across a global network of data centers;
●	patented network services that leverage our proprietary technologies to maximize uptime and minimize latency for customer applications; and
●	a “single-pane-of-glass” customer portal, backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

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

We sell our data center services at 52 data centers across North America, Europe and the Asia-Pacific region. We refer to 16 of these facilities as “company-controlled,” meaning we control the data center operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 36 data centers as “partner” sites. In these locations, a third party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

Within the data center services segment, we identify between “core” and “partner colocation” revenues. Core revenues are from our company-controlled colocation, hosting and cloud services and include all revenue from iWeb Technologies Inc., formerly known as iWeb Group Inc., (“iWeb”), which we acquired in November 2013. Partner colocation revenues are from our partner sites.

Internet Protocol Services Segment

Our Internet Protocol (“IP”) services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP services through 88 IP service points around the world.

Our patented and patent-pending network route optimization technologies address inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models in a scalable, reliable and predictable manner.

Our CDN services enable our customers to quickly and securely stream and distribute rich media and content, such as video, audio software and applications, to audiences across the globe through strategically located points of presence (“POPs”). Providing capacity-on-demand to handle large events and unanticipated traffic spikes, we deliver scalable high-quality content distribution and audience-analytic tools.

Additional information regarding our segments can be found in note 12 to the accompanying consolidated financial statements.

Data Centers, Private Network Access Points and CDN POPs

Our data centers and private network access points (“P-NAPs”) feature multiple direct high-speed connections to major Internet service providers (“ISPs”). We have data centers, P-NAPs and CDN POPs in the following markets, some of which have multiple sites:

	Domestic sites operated		International sites operated
Internap operated	under third party agreements		under third party agreements
Atlanta	Atlanta	Orange County	Amsterdam	Paris
Boston	Boston	San Diego	Frankfurt	Singapore
Dallas	Chicago	Philadelphia	Hong Kong	Sydney
Houston	Dallas	Phoenix	London	Tokyo(1)
Los Angeles	Denver	San Francisco	Osaka(1)	Toronto
Montreal	Los Angeles	San Jose
New York Metro	Miami	Santa Clara
Santa Clara	New York Metro	Seattle
Seattle	Oakland	Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. (“Internap Japan”) with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”).

Financial Information about Geographic Areas

During December 31, 2014, we derived more than 10% of our total revenues from operations outside the United States. During each of the two years ended December 31, 2013 and 2012, we derived less than 10% of our total revenues from operations outside the United States. We summarize our geographic information in note 12 to the accompanying consolidated financial statements.

Research and Development

Research and development costs, including product development costs, are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $2.8 million, $2.1 million and $2.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. These costs do not include $8.5 million, $7.5 million and $6.7 million of software costs capitalized during the years ended December 31, 2014, 2013 and 2012, respectively.

Customers

As of December 31, 2014, we had approximately 12,000 customers in various industries. We serve the following key industries: software and Internet, including advertising technology; media and entertainment, including gaming; business services; hosting and IT infrastructure; health care technology infrastructure and telecommunications. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, steady price erosion and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price and brand recognition. We believe that we can compete on the basis of these factors to varying degrees. Our current and potential competition primarily consists of:

●	colocation, hosting and cloud providers, including Equinix, Inc.; Rackspace, Inc.; Amazon Web Services; Telx Group, Inc.; CyrusOne; CenturyLink, Inc.; Softlayer (IBM); and QTS Realty Trust, Inc.; and
●
ISPs that provide connectivity services and storage solutions, including AT&T Inc.; Sprint Nextel Corporation; Verizon Communications Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc. and Zayo Group, LLC.

Our Competitive Differentiation

Internap aims to be the partner of choice for people developing the world’s most innovative applications by creating and operating the best-performing Internet infrastructure. We are uniquely positioned to help our customers make their applications faster and more scalable in the following ways:

Our High-Performance Service Offering

Providing the best performing infrastructure services is in Internap’s DNA. The company was founded in 1996 to provide a better way to deliver packets across the Internet and, today, our Performance IP™ service is a leading standard for business Internet connectivity. As we have expanded and evolved our business, delivering the best performance has remained a central value starting with the design of company-controlled data centers, which are the foundation for our hybrid infrastructure services and feature industry-leading power densities and complete infrastructure redundancy to efficiently support business growth while minimizing downtime.

Similarly, we have designed our public cloud offering to support high-performance workloads with bare-metal and virtual computing options built atop the open-source OpenStack cloud computing platform. Our bare-metal cloud supports big data applications better than virtualized cloud alternatives by delivering faster throughput and processing, more consistent performance by removing the “noisy neighbor effect” and more efficient price to performance – with significant cost savings over nominal virtual equivalents.

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

Our Customer Support

Ultimately, our services are only as strong as the people behind them. Internap’s award-winning, fully-redundant Network Operations Centers (“NOCs”) deliver outstanding service and act as a virtual extension of our customers’ infrastructure teams. Our NOCs are staffed by experienced engineers who proactively monitor our services and network to resolve issues before problems arise. The performance and availability of our services is mission-critical to our customer businesses and we guarantee those services with a competitive SLA, which features proactive alerts and credits.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect our proprietary technology. As of December 31, 2014, we had 21 patents (16 issued in the United States and five issued internationally) that extend to various dates between 2017 and 2031, and 14 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2014, we had approximately 700 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider the relationships with our employees to be good.

Additional Information

We make available through our company web site, free of charge, our company filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. Our web site is www.internap.com and the link to our SEC filings is http://ir.internap.com/financials.cfm. Our principal executive offices are located at One Ravinia Drive, Suite 1300, Atlanta, Georgia 30346, and our telephone number is (404) 302-9700. We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Our common stock trades on the Nasdaq Global Market under the symbol “INAP.”

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may access information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC, at http://www.sec.gov.

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

Our risks are described in detail below; however, the more significant risks we face can be summarized into several broad categories, including:

The future evolution of the technology industries in which we operate is difficult to predict, highly competitive and requires continual innovation and development, strategic planning, capital investment, demand planning and space utilization management to remain viable. We face on-going challenges to develop new services and products to maintain current customers and obtain new ones. In addition, technological advantages can rapidly decrease value, creating constant pressure on pricing and cost structures and hindering our ability to maintain or increase margins.

We are dependent on numerous suppliers, vendors and other third-party providers across a wide spectrum of products and services to operate our business. These include real estate, network capacity and access points, network equipment and supplies, power and other vendors. In many cases the suppliers of these products and services are not only vendors, they are also competitors. While we maintain contractual agreements with these suppliers, we have limited ability to guarantee they will meet their obligations, or that we will be able to continue to obtain the products and services necessary to operate our business in sufficient supply, or at an acceptable cost.

Our business model involves designing, deploying and maintaining a complex set of network infrastructures at considerable capital expense. We invest significant resources to help maintain the integrity of our infrastructure and support our customers; however, we face constant challenges related to our infrastructure, including capital forecasting, demand planning, space utilization management, physical failures, obsolescence, maintaining redundancies, physical and electronic security breaches, power demand and other risks.

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

The IT infrastructure market in which we compete is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. As evidenced by our investment in and offering to our enterprise customers of a full portfolio of IT infrastructure solutions, innovative new IT technologies and evolving industry standards have the potential to become the “new normal,” either replacing or providing efficient, potentially lower-cost alternatives to other, more traditional, IT communications services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable.

Our failure to anticipate new technology trends that may eventually may become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but will not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. Technological advances in computer processing, storage, capacity, component size or power management could result in a decreased demand for our data center and hosting services. Likewise, if the Internet backbone becomes subject to a form of central management or gatekeeping control, or if ISPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our IP and CDN services could be materially and adversely affected.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

The market in which we compete is constantly evolving. The process of expending research and development to create new services and products, and the technologies that support them is expensive, time and labor intensive and uncertain. We may not understand the market demand for new services and products or not be able to overcome technical problems with new services and products. The demand for top research and development talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

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

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and upgrades are not technologically competitive or do not achieve market acceptance, we may experience a decrease in our revenues and earnings.

Our capital investment strategy for data center and IT infrastructure services expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected.

Our strategic decision to invest capital in expanding our data center and IT infrastructure services is based on, among other things, significant assumptions related to expected growth of these markets, our competitors’ plans and current and expected server utilization and data center occupancy rates. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate. Errors or imprecision in these estimates, especially those related to customer demand, could cause actual results to differ materially from expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

We may experience difficulties in executing our capital investment strategy to expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities.

As part of our strategy, we may continue to expand our IT infrastructure services and may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower pace than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

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

The market in which we operate is highly competitive and has experienced recent consolidation which may continue, and we may lack the financial and other resources, expertise or capability necessary to capture increased market share or maintain our market share.

We compete in the IT infrastructure services market, which is rapidly evolving, highly competitive and likely to be characterized by overcapacity, industry consolidation and continued pricing pressure. A number of our competitors have recently consolidated and such consolidation is likely to continue. In addition, our competitors may acquire software-application vendors or technology providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Further, our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. Many of our competitors may be able to:

●	develop and expand their IT infrastructure and service offerings more rapidly;
●	adapt to new or emerging technologies and changes in customer requirements more quickly;
●	take advantage of acquisitions and other opportunities more readily; or
●	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

In addition, IT infrastructure providers may make technological advancements to enhance the quality of their services, which could negatively impact the demand for our IT infrastructure services. We also expect that we will face additional competition as we expand our product offerings, including competition from technology and telecommunications companies and non-technology companies which are entering the market through leveraging their existing or expanded network services and cloud infrastructure. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loops.

We may lack financial and other resources, expertise or capability necessary to maintain or capture increased market share. Increased competition and technological advancements by our competitors could materially and adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, regulation of broadband providers and ISPs, enhanced data privacy and retention legislation and various energy regulations, as well as law enforcement surveillance and anti-terrorism initiatives targeting instant messaging applications, for example. Additionally, potential laws and regulations not specifically directed at the Internet, but targeted at goods or services necessary to operate the Internet, could have a negative impact on us. These factors may impact the delivery of our services by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

We face the risk that the Federal Communications Commission (“FCC”) may regulate broadband Internet access services or that Congress or one or more states will approve legislation significantly affecting our Internet customers, and thus, our business. Beginning in 2010, the FCC adopted Open Internet rules which were vacated by the U.S. Court of Appeals for the DC Circuit in early 2014. Following another FCC rulemaking in 2014, at the time of preparation of this report, the FCC is scheduled to vote on FCC Chairman Wheeler’s proposal for new “Open Internet” rules, at the FCC’s February 26, 2015 Open Meeting (“Open Meeting”). The rules would include a potentially significant reclassification of broadband Internet access, and potentially, a classification of edge provider connections to broadband Internet access, both as regulated Title II “telecommunications services” rather than deregulated information services, which broadband has historically been. Title II regulation would subject ISPs to common carrier regulation, including prohibiting “unjust and unreasonable practices” and discriminatory practices under Sections 201 and 202 of the Communications Act, regulation of consumer privacy under Section 222 and other common carrier regulation(s).

As “bright line rules” the proposed rules would prohibit (a) blocking, (b) throttling (impairing or degrading lawful Internet traffic on the basis of content, applications or services), and (c) paid prioritization or “fast lanes,” including for ISP affiliates. The rules would allow for reasonable network management, which must be tailored to achieve a legitimate network management purpose, not a commercial one. The proposed rules would also enhance the transparency requirements for broadband services and would set a standard of conduct for ISPs. Under the proposed framework, the FCC would not enforce certain Title II provisions by forbearing from imposing, among other things, rate regulation and Universal Service contributions or “any new taxes or fees” on broadband providers, though an FCC Commissioner has issued a public statement in opposition. As such, there is lingering uncertainty about what the final approved rules will be, and whether the rules will make broadband more expensive for end users, which would impact Internap’s customers and Internap’s business. As of the preparation of this report, the comprehensive proposal has not been released, and further details, including possible changes to the Chairman’s proposed rules prior to the February 26 vote, will likely emerge later. Litigation is almost certain, and at least one leading U.S. carrier and a major cable television trade association have announced that litigation challenges to the Open Internet rules are likely.

While future actions are difficult to predict, the regulatory reclassification of broadband services as telecommunications services under Title II should directly benefit edge providers, though the as-yet uncertain impact on taxes, fees and other costs for broadband Internet access could negatively impact our customers and, in turn, impact our business. The same is true of any possible congressional rewrite of the Communications Act which results in new regulation of broadband providers as common carriers. Companies like ours, whose business involves providing enterprise networks for cloud computing and other Internet-based business applications, could have their operations and costs impacted by a top-to-bottom review of broadband access principles. On the other hand, it remains unclear what impact these new regulations will have on the costs that businesses like ours that pay for broadband access services will face in the absence of a statutory or regulatory prohibition. Any of these developments could significantly impact our business.

A recently proposed legislative amendment that Congress is considering to the Communications Act poses other potential risks. Senate and House Committees held hearings on January 21, 2015 to consider draft majority party legislation that would amend the Communications Act to expressly (a) classify broadband as an information service; (b) allow ISPs to offer “specialized services” or “services other than broadband Internet access service that are offered over the same network”; and (c) prohibit blocking of lawful content, throttling data and paid prioritization. The proposed legislative reforms would apply to both wireless and wireline broadband services. The draft legislation appears to be based on the FCC’s Open Internet rules that were partially overturned by the DC Circuit Court of Appeals in early 2014. If this proposed legislation or similar legislation is enacted which does not treat broadband Internet access or the service interconnecting Internet content edge providers with ISPs as a telecommunications service, it could disadvantage our edge provider customers and adversely impact our business.

In another pending rulemaking, the FCC is proposing to regulate Internet-based video programming providers as multi-channel video programming distributors (“MVPDs”) as it currently does established cable television providers and satellite providers. The FCC has tentatively concluded that the traditional definition of MVPD requiring ownership of the video transmission path should be expanded to a more flexible definition that would include Internet-based video programmers. As proposed, this new definition would apply to any provider of multiple streams of pre-scheduled programming, but not video on demand. There are a host of legal obligations imposed on and rights extended to MVPDs that currently do not apply to IP-based video distribution networks, including closed captioning, EEO and Emergency Alert System requirements. Conversely, there are rights to enter into good faith negotiations for retransmission consent agreements with broadcast networks that Internet-based video programmers would gain as MVPDs. The FCC has requested comments in March 2015. This proceeding could directly impact the ability to compete for video programming of a number of Internap’s customers, and thereby impact the future use of Internap’s services.

In addition, laws relating to the liability of private network operators and information carried on or disseminated through their networks are unsettled, both in the U.S. and abroad. The nature of any new laws and regulations and the interpretation of applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, national security, law enforcement, obscenity, libel, employment, personal privacy, consumer protection and other issues are uncertain and developing. We may become subject to legal claims such as defamation, invasion of privacy or copyright infringement in connection with content stored on or distributed through our network. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

One of our subsidiaries offers metro connect Ethernet data transmission services to customers colocated at our data centers to enable expanded connectivity. These are regulated telecommunications services, which require our subsidiary to obtain regulatory certification(s) and maintain an approved tariff in most states in which these services are offered. There are various regulatory compliance requirements to operate as a telecommunications carrier, such as the filing of tariffs, annual reports and universal service reports, all of which must be satisfied to continue to offer these services, and avoid any enforcement actions by federal or state regulators. We also must ensure that we are in compliance with state consumer protection laws in every state in which the subsidiary offers such services. Failure to comply with any of these requirements could negatively impact our business.

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

For data center and hosting facilities, we rely on a number of vendors to provide physical space, convert or build space to our specifications, provide power, internal cabling and wiring, climate control, physical security and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering into new leases, or are not able to contain costs for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

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

Our inability to renew our data center leases, or renew on favorable terms, and potential unknown costs related to asset retirement obligations could negatively impact our financial results.

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

In addition, we have capital lease agreements that require us to decommission the physical space for which we have not yet recorded an asset retirement obligation (“ARO”). Due to the uncertainty of specific decommissioning obligations, timing and related costs, an ARO is not reasonably estimable for these properties and we have not recorded a liability at this time for such properties.

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

A number of widespread and disabling attacks on public and private networks have occurred. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers and fines and penalties to governmental or regulatory agencies, and our reputation could suffer, thereby resulting in a loss of current customers and deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam,” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems, or any circumvention of those efforts, may result in increased costs, interruptions, delays or cessation of service to our customers and negatively impact hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances, and our insurance may not be available or adequate to cover these claims.

The increased use of high-power density equipment may limit our ability to fully utilize our data centers.

Customers continue to increase their use of high-power density equipment, which has significantly increased the demand for power. The current demand for electrical power may exceed our designed capacity in certain facilities. As electrical power, rather than space, is typically the primary factor limiting capacity in our data centers, our ability to fully utilize our data centers may be limited in these facilities. If we are unable to adequately utilize our data centers, our ability to grow our business cost-effectively could be materially and adversely affected.

Our business requires the continued development of effective and efficient business support systems to support our customer growth and related services.

The growth of our business depends on our ability to continue to develop and successfully implement effective and efficient business support policies, processes and internal systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

●	sourcing, evaluating and targeting potential customers and managing existing customers;
●	implementing customer orders for services;
●	delivering these services;
●	timely billing for these services;
●	budgeting, forecasting, tracking and reporting our results of operations; and
●	providing technical and operational support to customers and tracking the resolution of customer issues.

If the number of customers that we serve or our services portfolio increases, we may need to develop additional business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective and efficient business support systems, and update or optimize these systems to a level commensurate with the needs of our business and/or our competition, could harm our ability to implement our business plans, maintain competitiveness and meet our financial goals and objectives.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train, retain and motivate highly skilled management, technical, sales, research and development, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. We may not be successful in attracting, hiring and retaining the people we need, which would seriously impede our ability to implement our business strategy.

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

We have limited experience operating globally and have only recently begun to achieve some success in our global operations. We currently have locations in Amsterdam, Frankfurt, Hong Kong, London, Montreal, Paris, Singapore, Sydney and Toronto. We also participate in a joint venture with NTT-ME Corporation and NTT Holdings, which operates network access points in Tokyo and Osaka, Japan. We may develop or acquire P-NAPs or complementary businesses in additional global markets. The risks associated with expansion of our global business operations include:

●	challenges in establishing and maintaining relationships with global customers, ISPs and local vendors, including data center and local network operators;
●	challenges in staffing and managing NOCs and P-NAPs across disparate geographic areas;
●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the U.S.;
●	challenges in reducing operating expense or other costs required by local laws and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	exposure to fluctuations in international currency exchange rates;
●	costs of customizing P-NAPs for foreign countries and customers; and
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

We may pursue additional acquisitions of complementary businesses, products, services and technologies to expand our geographic footprint, enhance our existing services, expand our service offerings or enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt, make capital expenditures or issue additional shares of our common stock or securities convertible into our common stock as consideration, which would dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. If we fail to identify and acquire needed companies or assets, if we acquire the wrong companies or assets, if we fail to address the risks associated with integrating an acquired company or if we do not successfully integrate an acquired company, we would not be able to effectively manage our growth through acquisitions which could adversely affect our results.

In this regard, our acquisition of iWeb in late 2013 may not provide all of the benefits we anticipate and we may not be successful in our integration of iWeb, either of which could negatively impact our business.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not sustain profitability.

For the years ended December 31, 2014, 2013 and 2012, we incurred net losses of $39.5 million, $19.8 million and $4.3 million, respectively. At December 31, 2014, our accumulated deficit was $1.1 billion. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

Failure to sustain our revenues will cause our business and financial results to suffer.

We have considerable fixed expenses, and we expect to continue to incur significant expenses, particularly with the expansion of our data center facilities. We incur a substantial portion of these expenditures upfront, and are only able to recover these costs over time. Therefore, we must at least sustain revenues to maintain profitability.

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

Holders of our stock options may exercise those options to purchase our common stock, which would increase the number of shares of our common stock that are outstanding in the future. As of December 31, 2014, options to purchase an aggregate of 5.9 million shares of our common stock at a weighted average exercise price of $7.07 were outstanding. Also, the vesting of 0.8 million outstanding shares of restricted stock will increase the weighted average number of shares used for calculating diluted net loss per share. Greater than expected capital requirements could require us to obtain additional financing through the issuance of securities, which could be in the form of common stock or preferred stock or other securities having greater rights than our common stock. The issuance of our common stock or other securities, whether upon the exercise of options, the future vesting and issuance of stock awards to our executives and employees, in financing transactions or otherwise, could depress the market price of our common stock by increasing the number of shares of common stock or other securities outstanding on an absolute basis or as a result of the timing of additional shares of common stock becoming available on the market.

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

As of December 31, 2014, our total debt, including capital leases, was $367.1 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

We also have other long-term commitments for operating leases and service and purchase contracts totaling $130.5 million in the future with a minimum of $43.3 million payable in 2015. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2014, we had net operating loss carryforwards of $208.8 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2034. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Accounting oversight bodies in the U.S. and internationally are actively contemplating and enacting a number of new accounting regulations. To comply with these changes, we may need to incur a significant amount of time and resources to adapt personnel, processes, reporting and systems. The newly issued guidance under generally accepted accounting principles in the U.S. (“GAAP”) provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance and, while still under our review, could significantly change our results of operations and related disclosures. Likewise, changes proposed to current lease accounting guidance under GAAP would require reclassification of most of our operating leases to capital lease treatment and would significantly change the nature of our balance sheet.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia. Our Atlanta headquarters consists of 62,000 square feet under a lease, with renewal options, that expires in 2019.

Leased data center facilities in our top markets include Atlanta, Boston, Dallas, Houston, Los Angeles, Montreal, New York metro area, Northern California and Seattle. We believe our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

Year Ended December 31, 2014:	High	Low
Fourth Quarter	$8.35	$6.52
Third Quarter	7.39	6.27
Second Quarter	7.68	6.35
First Quarter	8.50	6.89

Year Ended December 31, 2013:	High	Low
Fourth Quarter	$7.75	$6.51
Third Quarter	9.10	6.66
Second Quarter	9.47	7.82
First Quarter	9.60	6.80

As of February 2, 2015, we had approximately 600 stockholders of record of our common stock.

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

The following table provides information regarding our current equity compensation plans as of December 31, 2014 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,928	$7.07	4,232
Equity compensation plans not approved by security holders	—	—	—
Total	5,928	$7.07	4,232

(1)
Employees Consists of: 4,435,420 shares under the 2014 Stock Incentive Plan; 5,566,945 shares under the 2005 Incentive Stock Plan as amended; 35,389 shares under the 2000 Non-Officer Equity Incentive Plan and 122,080 shares under the 1999 Non-Employee Directors’ Stock Option Plan. We may only issue equity under the 2014 Stock Incentive Plan. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in our capitalization.

We have no publicly announced plans or programs for the repurchase of securities.

On May 31, 2014, we issued 80,580 shares of common stock to our non-employee directors under the 2014 Stock Incentive Plan. We relied on the exemption set forth under Section 4(a)(2) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2014	2,010	$6.91	—	—
November 1 to 30, 2014	967	8.04	—	—
December 1 to 31, 2014	57,139	7.75	—	—
Total	60,116	$7.73	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

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

	Year Ended December 31,
	2014	2013(1)	2012	2011(2)	2010
(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues	$334,959	$283,342	$273,592	$244,628	$244,164
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	144,946	132,012	130,954	120,310	127,423
Direct costs of customer support	36,804	29,687	26,664	21,278	19,861
Direct costs of amortization of acquired and developed technologies	5,918	4,967	4,718	3,500	3,811
Sales and marketing	37,845	31,800	31,343	29,715	29,232
General and administrative	43,902	42,759	38,635	33,952	33,048
Depreciation and amortization	75,251	48,181	36,147	36,926	30,158
Loss (gain) on disposals of property and equipment, net	112	9	(55)	37	116
Exit activities, restructuring and impairments	4,520	1,414	1,422	2,833	1,411
Total operating costs and expenses	349,298	290,829	269,828	248,551	245,060
(Loss) income from operations	(14,339)	(7,487)	3,764	(3,923)	(896)
Non-operating expenses	26,775	12,841	7,849	3,866	2,170
Loss before income taxes and equity in (earnings) of equity-method investment	(41,114)	(20,328)	(4,085)	(7,789)	(3,066)
(Benefit) provision for income taxes	(1,361)	(285)	453	(5,612)	952
Equity in (earnings) of equity-method investment, net of taxes	(259)	(213)	(220)	(475)	(396)
Net loss	$(39,494)	$(19,830)	$(4,318)	$(1,702)	$(3,622)

Net loss per share:
Basic and diluted	$(0.77)	$(0.39)	$(0.09)	$(0.03)	$(0.07)

	December 31,
	2014	2013(1)	2012	2011(2)	2010
Consolidated Balance Sheets Data:
Cash and cash equivalents	$20,084	$35,018	$28,553	$29,772	$59,582
Total assets	591,784	614,241	400,712	356,710	293,142
Credit facilities, due after one year, and capital lease obligations, less current portion	356,686	346,800	136,555	94,673	37,889
Total stockholders’ equity	150,336	182,210	195,605	192,170	188,611

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Financial Data:
Capital expenditures, net of equipment sale-leaseback transactions	$77,408	$62,798	$74,947	$68,542	$62,184
Net cash flows provided by operating activities	53,248	33,683	43,742	28,630	39,602
Net cash flows used in investing activities	(75,727)	(208,086)	(79,697)	(96,265)	(55,184)
Net cash flows provided by financing activities	7,924	180,810	34,571	37,901	1,224

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

2014 Financial Highlights and Outlook

Business Performance

We continued to focus on profitable growth in 2014 through three primary initiatives: enhancing margin through new product offerings and product mix shift; expanding capacity to support growth; and extending our routes to market via online, e-commerce channels.

Enhancing Margin

We continued our efforts to shift our product mix to the more profitable parts of our business, specifically core data center services, which includes company-controlled colocation, hosting and cloud services, including revenues attributable to iWeb, as well as increasing the average revenue per customer through new product offerings, including hybridized solutions. Shifting our product mix to higher margin core data center services allows us to more efficiently utilize our company-controlled data center space and increase the revenue per square foot of occupied space. Additionally, we believe our ability to increase average revenue per customer is indicative of not only the trend toward companies outsourcing their IT services, but also reflective of our ability to capture a larger proportion of the enterprise customers spend for high performance IT infrastructure services.

Total revenue increased 18% to $335.0 million for the year ended December 31, 2014, compared to $283.3 million for the same period in 2013. Core data center services revenue increased 46% to $195.4 million for the year ended December 31, 2014, compared to $134.0 million for the same period in 2013. Core data center services revenue represents 81% of data center services segment revenue and 58% of total revenue for the year ended December 31, 2014, compared to 72% and 47%, respectively, for the same period in 2013.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, a non-GAAP performance measure, increased 300 basis points to 23.5% for the year ended December 31, 2014, compared to 20.5% for the same period in 2013. We calculate adjusted EBITDA margin as adjusted EBITDA, defined below in “—Non-GAAP Financial Measure,” as a percentage of revenues. We will continue to focus on enhancing margin in 2015 through product mix shift, hybridized product offerings and other efficiency initiatives.

Expanding Capacity

Our services are dependent on premium data center space with sufficient power. We will continue our focus on efficiently utilizing our existing space and power and investing in additional company-controlled space and power to support our growth. During 2014, we spent $77.4 million on capital expenditures to upgrade existing space and power, procure new space and power, procure hardware and software and make other investments to grow our business.

At December 31, 2014, we had approximately 284,000 net sellable square feet of data center space with a utilization rate of 60%, compared to approximately 292,000 net sellable square feet of data center space with a utilization rate of 60% at December 31, 2013. At December 31, 2014 and 2013, 80% and 79%, respectively, of our total net sellable square feet were in company-controlled data centers versus 20% and 21%, respectively, in partner sites.

Our services also depend on procurement of bandwidth from our underlying network service providers to meet our current and future needs. During 2014, overall bandwidth traffic increased approximately 55% compared to 2013, calculated based on an average over the number of months in the respective periods.

Extending our Routes to Market

Our strategy is to leverage the benefits of multiple routes to market, including online e-commerce, direct sales and channel sales programs. Historically, we have relied largely on a direct enterprise sales route to market. More recently, we have augmented our direct enterprise sales route to market with investment in our channel sales program selling into the same target enterprise customer base. Additionally, as we see our target customers become increasingly comfortable procuring IT infrastructure services online, we are leveraging our product portfolio through an expansion of our online e-commerce route to market. During 2014, we expanded our online e-commerce route to market and increased sales delivered through this route to roughly 25% of sales from roughly 5% in 2013, primarily through our acquisition of iWeb in December 2013. This route-to-market capability includes extensive inbound/outbound digital marketing, multi-lingual sales, campaign management and customer support skill sets. We believe there is a significant opportunity to leverage our online e-commerce route to market capabilities to sell IT infrastructure services across our global footprint to an increasingly international customer base. We seek to leverage diverse routes to market across a common platform of IT infrastructure services and maximize the opportunity for profitable growth while simultaneously minimizing the risk of incremental capital investment.

Non-GAAP Financial Measures

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measures of adjusted EBITDA and adjusted EBITDA margin, discussed above in “—2014 Financial Highlights and Outlook,” to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBITDA as (loss) income from operations plus depreciation and amortization, loss (gain) on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation and acquisition costs.

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

The following table reconciles adjusted EBITDA to (loss) income from operations as presented in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2014	2013	2012
(Loss) income from operations	$(14,339)	$(7,487)	$3,764
Depreciation and amortization, including amortization of acquired and developed technologies	81,169	53,148	40,865
Loss (gain) on disposals of property and equipment, net	112	9	(55)
Exit activities, restructuring and impairments	4,520	1,414	1,422
Stock-based compensation	7,182	6,743	5,858
Acquisition costs	85	4,210	—
Adjusted EBITDA	$78,729	$58,037	$51,854

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

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life, which was approximately six years for 2014 and 2013 and five years for 2012.

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

We account for each deliverable within a multiple-deliverable revenue arrangement as a separate unit of accounting if both of the following criteria are met: (a) the delivered item or items have value to the customer on a standalone basis and (b) for an arrangement that includes a general right of return relative to the delivered item(s), we consider delivery or performance of the undelivered item(s) probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a right of return for delivered services. We combine deliverables not meeting the criteria for being a separate unit of accounting with a deliverable that does meet that criterion. We then determine the appropriate allocation of arrangement consideration and recognition of revenue for the combined unit of accounting.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. In addition, we record a reserve amount for potential credits to be issued under our SLAs and other sales adjustments.

Goodwill and Other Intangible and Long-lived Assets

Our annual assessment of goodwill for impairment, performed each year on August 1 absent any impairment indicators or other changes that may cause more frequent analysis, includes comparing the fair value of each reporting unit to the carrying value, referred to as “step one.” We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as “step two,” to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

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

During 2014, 2013 and 2012, we concluded that an impairment indicator existed to cause us to reassess certain property and equipment. Following the reassessment, further described in note 5 to our accompanying consolidated financial statements, we recorded an impairment charge of $0.5 million, $0.5 million and $0.4 million, respectively, which we include in “Exit activities, restructuring and impairments” on the accompanying consolidated statements of operations and comprehensive loss.

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

Exit Activities and Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. If we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. If circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding exit activities and restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. If the amount of time that we expect it to take to find sublease tenants in all of the vacant space already in restructuring were to increase by three months and assuming no other changes to the properties in restructuring, we would record less than $0.1 million in additional restructuring charges in the consolidated statements of operations and comprehensive loss during the period in which the change in estimate occurred. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our exit activities and restructuring accrual.

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

Capitalized Software Costs

We capitalize software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life. Judgment is required in determining which software projects are capitalized and the resulting economic life.

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

Direct Costs of Amortization of Acquired and Developed Technologies

Direct costs of amortization of acquired and developed technologies are for technologies that are an integral part of the services we sell, which were acquired through business combinations or developed internally. We record amortization using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost over their useful lives of five to eight years. At December 31, 2014, the carrying value of the acquired and developed technologies was $11.8 million and the weighted average remaining life was approximately four years.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2013 to 2014		Increase (decrease) from 2012 to 2013
	2014	2013	2012	Amount	Percent	Amount	Percent
Revenues:
Data center services:
Core	$195,373	$133,970	$113,399	$61,403	46%	$20,571	18%
Partner	47,250	51,177	53,887	(3,927)	(8)	(2,710)	(5)
Total data center services	242,623	185,147	167,286	57,476	31	17,861	11
IP services	92,336	98,195	106,306	(5,859)	(6)	(8,111)	(8)
Total revenues	334,959	283,342	273,592	51,617	18	9,750	4

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	70,998	55,270	51,081	15,728	28	4,189	8
Partner	35,161	37,294	39,523	(2,133)	(6)	(2,229)	(6)
Total data center services	106,159	92,564	90,604	13,595	15	1,960	2
IP services	38,787	39,448	40,350	(661)	(2)	(902)	(2)
Direct costs of customer support	36,804	29,687	26,664	7,117	24	3,023	11
Direct costs of amortization of acquired and developed technologies	5,918	4,967	4,718	951	19	249	5
Sales and marketing	37,845	31,800	31,343	6,045	19	457	1
General and administrative	43,902	42,759	38,635	1,143	3	4,124	11
Depreciation and amortization	75,251	48,181	36,147	27,070	56	12,034	33
Loss (gain) on disposal of property and equipment, net	112	9	(55)	103	—	64	116
Exit activities, restructuring and impairments	4,520	1,414	1,422	3,106	220	(8)	(1)
Total operating costs and expenses	349,298	290,829	269,828	58,469	20	21,001	8
(Loss) income from operations	$(14,339)	$(7,487)	$3,764	$(6,852)	(92)	$(11,251)	(299)

Interest expense	$26,742	$11,346	$7,566	$15,396	136	$3,780	50
(Benefit) provision for income taxes	$(1,361)	$(285)	$453	$(1,076)	(378)%	$(738)	(163)%

Segment Information

We operate in two business segments: data center services and IP services. Segment results for each of the three years ended December 31, 2014 are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Data center services	$242,623	$185,147	$167,286
IP services	92,336	98,195	106,306
Total revenues	334,959	283,342	273,592

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	106,159	92,564	90,604
IP services	38,787	39,448	40,350
Total direct costs of network, sales and services, exclusive of depreciation and amortization	144,946	132,012	130,954

Segment profit:
Data center services	136,464	92,583	76,682
IP services	53,549	58,747	65,956
Total segment profit	190,013	151,330	142,638

Exit activities, restructuring and impairments	4,520	1,414	1,422
Other operating expenses, including direct costs of customer support, depreciation and amortization	199,832	157,403	137,452
(Loss) income from operations	(14,339)	(7,487)	3,764
Non-operating expense	26,775	12,841	7,849
Loss before income taxes and equity in (earnings) of equity-method investment	$(41,114)	$(20,328)	$(4,085)

Segment profit is calculated as segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization for the segment and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs. We view direct costs of network, sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. We also view the costs of customer support to be an important component of costs of revenues, but believe that the costs of customer support are more within our control and, to some degree, discretionary in that we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because it is based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures. Although we believe, for the foregoing reasons, that our presentation of segment profit non-GAAP financial presentation provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

Years Ended December 31, 2014 and 2013

Data Center Services

Revenues for data center services increased 31% to $242.6 million for the year ended December 31, 2014, compared to $185.1 million for the same period in 2013. The increase was primarily due to net revenue growth in our core data center services, which includes company-controlled colocation, hosting and cloud services, and $43.2 million of revenue attributable to iWeb. Revenue growth has benefited from higher average revenue per customer and the capturing of a larger proportion of the enterprise customer spend for high performance services with our hybrid platform of colocation, hosting and cloud services. In addition, the benefit of our hybrid strategy is also reflected in an increase in the revenue per square foot generated from our company- controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, increased 15% to $106.2 million for the year ended December 31, 2014, compared to $92.6 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth, with an increasing proportion of higher margin core data center services, and $7.8 million of direct costs attributable to iWeb, offset by cost reduction efforts.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 44% during the year ended December 31, 2014, compared to 50% during the same period in 2013.

IP Services

Revenues for IP services decreased 6% to $92.3 million for the year ended December 31, 2014, compared to $98.2 million for the same period in 2013. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 11% for the year ended December 31, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 2% to $38.8 million for the year ended December 31, 2014, compared to $39.4 million for the same period in 2013. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during 2014. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $81.0 million and $71.1 million for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to $12.0 million of expenses attributable to iWeb, partially offset by a $1.3 million decrease in cash-based compensation and a $0.9 million decrease in stock-based compensation.

Stock-based compensation, net of amount capitalized, increased to $7.2 million during the year ended December 31, 2014 from $6.7 million during the same period in 2013. The increase was primarily due to $1.3 million of expense for grants to certain iWeb employees after the acquisition, offset by a $0.9 million decrease in stock-based compensation unrelated to iWeb. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2014	2013
Direct costs of customer support	$1,448	$1,108
Sales and marketing	1,147	1,110
General and administrative	4,587	4,525
	$7,182	$6,743

Direct Costs of Customer Support. Direct costs of customer support increased 24% to $36.8 million during the year ended December 31, 2014 from $29.7 million during the same period in 2013. The increase was primarily due to $6.6 million of expenses attributable to iWeb.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies increased 19% to $5.9 million during the year ended December 31, 2014 from $5.0 million during the same period in 2013. The increase was primarily due to amortization of acquired intangibles from the iWeb acquisition.

Sales and Marketing. Sales and marketing costs increased 19% to $37.8 million during the year ended December 31, 2014 from $31.8 million during the same period in 2013. The increase was primarily due to $5.9 million of expenses related to iWeb and a $0.5 million increase in agent fees.

General and Administrative. General and administrative costs increased 3% to $43.9 million during the year ended December 31, 2014 from $42.8 million during the same period in 2013. The increase was primarily due to $8.1 million of expenses attributable to iWeb, partially offset by a $3.3 million decrease in outside professional services, a $1.1 million decrease in bad debt expense, a $0.9 million decrease in stock-based compensation unrelated to iWeb, a $0.7 million decrease in cash-based compensation and a $0.5 million decrease in net taxes as a result of passing additional taxes through to our customers.

Depreciation and Amortization. Depreciation and amortization increased 56% to $75.3 million during the year ended December 31, 2014 from $48.2 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, including increased power capacity and servers, network infrastructure and capitalized software, and $11.6 million of expense attributable to iWeb related to the amortization for the acquired assets at purchase price accounting values.

Exit Activities, Restructuring and Impairments. Exit activities and impairments increased 220% to $4.5 million during the year ended December 31, 2014 from $1.4 million during the same period in 2013. The increase was primarily due to initial exit activity charges related to ceasing use of certain data center space of $3.5 million, as well as plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans of $1.1 million.

Interest Expense. Interest expense increased 136% to $26.7 million during the year ended December 31, 2014 from $11.3 million during the same period in 2013. The increase was due to increased borrowings and interest rate under our credit agreement.

Benefit for Income Taxes. The benefit for income taxes increased 378% to $1.4 million during the year ended December 31, 2014 from $0.3 million during the same period in 2013. The variance was primarily due to an income tax benefit created by the activity of iWeb and the reduction of a prior year uncertain tax position reserve.

Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2014 and 2013, was (3%) and (1%), respectively. The fluctuation in the effective income tax rate was primarily due to a reduction of the prior year uncertain tax position reserve and an income tax benefit created by iWeb for a full 12-month period.

Years Ended December 31, 2013 and 2012

Data Center Services

Revenues for data center services increased 11% to $185.1 million for the year ended December 31, 2013, compared to $167.3 million for the same period in 2012. The increase was primarily due to net revenue growth in company-controlled colocation, hosting and cloud services and $3.6 million of revenue attributable to iWeb.

Direct costs of data center services, exclusive of depreciation and amortization, increased 2% to $92.6 million for the year ended December 31, 2013, compared to $90.6 million for the same period in 2012. The increase in direct costs was primarily due to revenue growth and $1.0 million of direct costs attributable to iWeb, offset by cost reduction efforts.

IP Services

Revenues for IP services decreased 8% to $98.2 million for the year ended December 31, 2013, compared to $106.3 million for the same period in 2012. The decrease was driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 16% for the year ended December 31, 2013, compared to the same period in 2012, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 2% to $39.4 million for the year ended December 31, 2013, compared to $40.4 million for the same period in 2012. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

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

Stock-based compensation, net of amount capitalized, increased to $6.7 million during the year ended December 31, 2013 from $5.9 million during the same period in 2012. The increase was primarily due to the expense associated with option grants valued higher than in previous years. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

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

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies were $5.0 million and $4.7 million during the years ended December 31, 2013 and 2012, respectively.

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

(Benefit) Provision for Income Taxes. The (benefit) provision for income taxes was ($0.3 million) and $0.5 million during the years ended December 31, 2013 and 2012, respectively. The variance was primarily due to income tax benefits created by reducing the prior years’ uncertain tax position reserve and the activity of iWeb.

Our effective income tax rate, as a percentage of pre-tax income, for the years ended December 31, 2013 and 2012, was (1%) and 11%, respectively. The fluctuation in the effective income tax rate was attributable to a change in valuation allowance, reduction of uncertain tax position reserve and the income tax benefit created by iWeb for the applicable short period.

Liquidity and Capital Resources

Liquidity

As of December 31, 2014, we had a deficit in working capital, which represented an excess of current liabilities over current assets due to our strategy to minimize interest costs by not accessing additional borrowing capacity under our revolving credit facility. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures of $70.0 to $80.0 million in 2015, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2014, we had a net loss of $39.5 million. As of December 31, 2014, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

We monitor and review our performance and operations in light of global economic conditions, which could impact the ability of our customers to meet their obligations to us, which could delay collection of accounts receivable and increase our provision for doubtful accounts.

Capital Resources

Credit Agreement. During 2013, we entered into a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility, due November 26, 2018. We summarize the credit agreement in note 11 to the accompanying consolidated financial statements. Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility.

As of December 31, 2014, the revolving credit facility had an outstanding balance of $10.0 million and we issued $6.3 million in letters of credit, resulting in $33.7 million in borrowing capacity. As of December 31, 2014, the term loan had an outstanding principal amount of $297.0 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019. As of December 31, 2014, the interest rate on the revolving credit facility was 4.7% and term loan was 6.0%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31 2014, we were in compliance with these covenants.

Capital Leases. During 2014, we completed sale-leaseback transactions with third-parties for equipment and a building for cash proceeds of $3.1 million and $1.6 million, respectively.  As a result of these transactions, we recorded capital lease obligations of $3.4 million.

Also during 2014, we exercised a renewal option of an existing operating lease for company-controlled data center space in Montreal. The lease extension, for accounting purposes, triggered a new lease which expires in 2032, with the new terms resulting in capital lease treatment. We recorded property of $6.0 million, net of the deferred rent balance on the previous operating lease, and a capital lease obligation of $7.4 million.

Our future minimum lease payments on all remaining capital lease obligations at December 31, 2014 were $60.1 million. We summarize our existing capital lease obligations in note 11 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Term loan, including interest	$383,519	$20,999	$41,450	$321,070	$—
Revolving credit facility, including interest	11,825	466	932	10,427	—
Interest rate swap	813	765	48	—	—
Capital lease obligations, including interest	91,610	12,488	22,156	19,414	37,552
Exit activities and restructuring	6,529	2,581	3,095	853	—
Asset retirement obligation	4,863	—	1,479	—	3,384
Operating lease commitments	103,354	24,831	44,445	21,726	12,352
Service and purchase commitments	27,102	18,420	8,216	433	33
	$629,615	$80,550	$121,821	$373,923	$53,321

Cash Flows

Operating Activities

Year Ended December 31, 2014. Net cash provided by operating activities during the year ended December 31, 2014 was $53.2 million. We generated cash from operations of $52.6 million, while changes in operating assets and liabilities generated cash from operations of $0.6 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

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

Investing Activities

Year Ended December 31, 2014. Net cash used in investing activities during the year ended December 31, 2014 was $75.7 million, primarily due to capital expenditures of $77.4 million, net of  equipment sale-leaseback proceeds. Capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

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

Financing Activities

Year Ended December 31, 2014. Net cash provided by financing activities during the year ended December 31, 2014 was $7.9 million, primarily due to $10.0 million of proceeds received from the revolving credit facility and a return of deposit collateral of $6.5 million, partially offset by principal payments of $8.9 million on our credit agreement and capital lease obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co. We account for this investment using the equity method and we have recognized $1.5 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At December 31, 2014, we had an interest rate swap with a notional amount starting at $150.0 million through December 30, 2016 with an interest rate of 1.5%. We summarize our interest rate swap activity in note 10 to the accompanying consolidated financial statements.

As of December 31, 2014, our long-term debt consisted of $297.0 million borrowed under our term loan and $10.0 million borrowed under our revolving credit facility. At December 31, 2014, the interest rate on the term loan and revolving credit facility was 6.0% and 4.7%, respectively. We summarize the credit agreement in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 11 to the accompanying consolidated financial statements.

We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $3.1 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of December 31, 2014, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 30, 2014, we realized foreign currency gains of less than $0.1 million, which we included as non-operating income in “Other, net,” and we recorded unrealized foreign currency translation losses of $0.4 million, which we included in “Other comprehensive (loss) income,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our accompanying consolidated financial statements, financial statement schedule and the report of our independent registered public accounting firm appear in Part IV of this Annual Report on Form 10-K. Our report on internal control over financial reporting appears in Item 9A of this Form 10-K.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, issued in 2013.

Based on our evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our consolidated financial statements included in this Annual Report on Form 10-K and issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included in the report included under Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2015, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. A copy of the code of conduct is available on our website at www.internap.com by clicking on the “Investor Relations—Corporate Governance—Code of Conduct” links. We will furnish copies without charge upon request at the following address: Internap Corporation, Attn: SVP, Legal Services, One Ravinia Drive, Suite 1300, Atlanta, Georgia 30346.

If we make any amendments to the code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from the code of conduct, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a Current Report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2015, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include information regarding security ownership of certain beneficial owners and management and related stockholder matters in our definitive proxy statement for our annual meeting of stockholders to be held in 2015, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

The information under the heading “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include information regarding certain relationships, related transactions and director independence in our definitive proxy statement for our annual meeting of stockholders to be held in 2015, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will include information regarding principal accountant fees and services in our definitive proxy statement for our annual meeting of stockholders to be held in 2015, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

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

3.4
Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

10.1
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

10.4	2005 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 20, 2014).+

10.5
Form of Stock Grant Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.6
Form of Stock Option Certificate under the Amended and Restated Internap Network Services Corporation 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).+

10.7	2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed June 16, 2014).+

10.8*	Form of Stock Grant Certificate under the 2014 Stock Incentive Plan.+

10.9*	Form of Stock Option Certificate under the 2014 Stock Incentive Plan.+

10.10*	Form of Stock Grant Certificate (Canada) under the 2014 Stock Incentive Plan.+

10.11*	Form of Stock Option Certificate (Canada) under the 2014 Stock Incentive Plan.+

10.12	Employment Security Plan dated November 14, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed February 21, 2013).+

10.13	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.14	Commitment Letter dated October 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).

10.15
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

10.16
Security Agreement dated as of November 26, 2013 among Internap Network Services Corporation; the Guarantors party thereto; and Jefferies Finance LLC, as Collateral Agent ((incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.17
Lease Agreement by and between Cousins Properties Incorporated and CO Space Services, LLC, originally dated January 10, 2000 and as amended through February 26, 2007 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2011).†§

10.18	Joinder Agreement to the Employment Security Plan executed by Steven A. Orchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2010).+

10.19	Offer Letter between the Company and Eric Cooney, dated January 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.20	Joinder Agreement to the Employment Security Plan executed by Eric Cooney (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 2, 2009).+

10.21	Employment Security Agreement executed by Kevin M. Dotts (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012).+

10.22	2014 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2014).+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer of the Company.

32.2*	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

101*	Interactive Data File.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
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

INTERNAP CORPORATION
Date: February 19, 2015
	By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Eric Cooney
J. Eric Cooney	President, Chief Executive Officer and Director	February 19, 2015
(Principal Executive Officer)

/s/ Kevin M. Dotts
Kevin M. Dotts	Chief Financial Officer	February 19, 2015
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	February 19, 2015

/s/ Charles B. Coe
Charles B. Coe	Director	February 19, 2015

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	February 19, 2015

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	February 19, 2015

/s/ Michael A. Ruffolo
Michael A. Ruffolo	Director	February 19, 2015

/s/ Debora J. Wilson
Debora J. Wilson	Director	February 19, 2015

Internap Corporation

i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 19, 2015

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Data center services	$242,623	$185,147	$167,286
Internet protocol (IP) services	92,336	98,195	106,306
Total revenues	334,959	283,342	273,592

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services	106,159	92,564	90,604
IP services	38,787	39,448	40,350
Direct costs of customer support	36,804	29,687	26,664
Direct costs of amortization of acquired and developed technologies	5,918	4,967	4,718
Sales and marketing	37,845	31,800	31,343
General and administrative	43,902	42,759	38,635
Depreciation and amortization	75,251	48,181	36,147
Loss (gain) on disposal of property and equipment, net	112	9	(55)
Exit activities, restructuring and impairments	4,520	1,414	1,422
Total operating costs and expenses	349,298	290,829	269,828
(Loss) income from operations	(14,339)	(7,487)	3,764

Non-operating expenses:
Interest expense	26,742	11,346	7,566
Loss on extinguishment of debt	—	881	—
Other, net	33	614	283
Total non-operating expenses	26,775	12,841	7,849

Loss before income taxes and equity in (earnings) of equity-method investment	(41,114)	(20,328)	(4,085)
(Benefit) provision for income taxes	(1,361)	(285)	453
Equity in (earnings) of equity-method investment, net of taxes	(259)	(213)	(220)

Net loss	(39,494)	(19,830)	(4,318)

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	(431)	(464)	84
Unrealized loss on interest rate swap	(36)	(777)	—
Total other comprehensive (loss) income	(467)	(1,241)	84

Comprehensive loss	$(39,961)	$(21,071)	$(4,234)

Basic and diluted net loss per share	$(0.77)	$(0.39)	$(0.09)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,237	51,135	50,761

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,084	$35,018
Accounts receivable, net of allowance for doubtful accounts of $2,121 and $1,995, respectively	19,606	23,927
Deferred tax asset	633	371
Prepaid expenses and other assets	12,276	22,533

Total current assets	52,599	81,849

Property and equipment, net	342,145	331,963
Investment in joint venture	2,622	2,602
Intangible assets, net	52,545	57,699
Goodwill	130,313	130,387
Deposits and other assets	9,923	7,999
Deferred tax asset	1,637	1,742

Total assets	$591,784	$614,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,589	$29,774
Accrued liabilities	13,120	13,549
Deferred revenues	7,345	6,729
Capital lease obligations	7,366	5,489
Term loan, less discount of $1,463 and $1,387, respectively	1,537	1,613
Exit activities and restructuring liability	1,809	2,286
Other current liabilities	1,590	2,493

Total current liabilities	63,356	61,933

Deferred revenues	3,544	3,804
Capital lease obligations	52,686	49,800
Revolving credit facility	10,000	—
Term loan, less discount of $6,543 and $8,006, respectively	287,457	288,994
Exit activities and restructuring liability	2,701	1,877
Deferred rent	10,583	14,617
Deferred tax liability	7,293	8,591
Other long-term liabilities	3,828	2,415

Total liabilities	441,448	432,031
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 54,410 and 54,023 shares outstanding, respectively	54	54
Additional paid-in capital	1,262,402	1,253,106
Treasury stock, at cost, 621 and 461 shares, respectively	(4,683)	(3,474)
Accumulated deficit	(1,105,514)	(1,066,020)
Accumulated items of other comprehensive loss	(1,923)	(1,456)

Total stockholders’ equity	150,336	182,210

Total liabilities and stockholders’ equity	$591,784	$614,241

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2014
(In thousands)

	Common
	Stock
						Accumulated
			Additional			Items of	Total
		Par	Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Stock	Deficit	Loss	Equity
Balance, December 31, 2011	52,528	$53	$1,235,554	$(1,266)	$(1,041,872)	$(299)	$192,170
Net loss	—	—	—	—	(4,318)	—	(4,318)
Foreign currency translation	—	—	—	—	—	84	84
Stock-based compensation	—	—	6,285	—	—	—	6,285
Other activity of stock compensation plans	931	1	1,962	(579)	—	—	1,384

Balance, December 31, 2012	53,459	54	1,243,801	(1,845)	(1,046,190)	(215)	195,605
Net loss	—	—	—	—	(19,830)	—	(19,830)
Foreign currency translation	—	—	—	—	—	(464)	(464)
Interest rate swap	—	—	—	—	—	(777)	(777)
Stock-based compensation	—	—	7,167	—	—	—	7,167
Other activity of stock compensation plans	564	—	2,138	(1,629)	—	—	509

Balance, December 31, 2013	54,023	54	1,253,106	(3,474)	(1,066,020)	(1,456)	182,210
Net loss	—	—	—	—	(39,494)	—	(39,494)
Foreign currency translation	—	—	—	—	—	(431)	(431)
Interest rate swap	—	—	—	—	—	(36)	(36)
Stock-based compensation	—	—	7,522	—	—	—	7,522
Other activity of stock compensation plans	387	—	1,774	(1,209)	—	—	565

Balance, December 31, 2014	54,410	$54	$1,262,402	$(4,683)	$(1,105,514)	$(1,923)	$150,336

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(39,494)	$(19,830)	$(4,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,169	53,148	40,865
Impairment of property and equipment	537	520	438
Amortization of debt discount and issuance costs	1,934	631	445
Stock-based compensation expense, net of capitalized amount	7,182	6,743	5,858
Equity in (earnings) of equity-method investment	(259)	(213)	(220)
Provision for doubtful accounts	1,306	1,861	932
Non-cash portion of loss on extinguishment of debt	—	841	—
Non-cash change in capital lease obligations	(412)	99	705
Non-cash change in exit activities and restructuring liability	4,591	1,185	1,171
Non-cash change in deferred rent	(2,577)	(1,907)	(1,073)
Deferred taxes	(1,555)	(67)	204
Other, net	193	84	(575)
Changes in operating assets and liabilities:
Accounts receivable	2,923	(5,777)	(1,428)
Prepaid expenses, deposits and other assets	1,839	(218)	(671)
Accounts payable	529	3,992	413
Accrued and other liabilities	413	(5,062)	2,304
Deferred revenues	498	1,149	862
Exit activities and restructuring liability	(4,245)	(2,895)	(2,890)
Asset retirement obligation	(1,319)	—	—
Other liabilities	(5)	(601)	720
Net cash flows provided by operating activities	53,248	33,683	43,742

Cash Flows from Investing Activities:
Purchases of property and equipment	(77,363)	(62,798)	(74,947)
Additions to acquired and developed technology	(3,100)	(801)	—
Proceeds from sale-leaseback transactions	4,662	—	—
Payment of accrued contingent consideration	—	—	(4,750)
Acquisition, net of cash received	74	(144,487)	—
Net cash flows used in investing activities	(75,727)	(208,086)	(79,697)

Cash Flows from Financing Activities:
Proceeds from credit agreements	10,000	320,000	40,401
Principal payments on credit agreements	(3,000)	(116,000)	(3,250)
Payment of debt issuance costs	—	(12,415)	(543)
Return (payment) of deposit collateral on credit agreement	6,461	(6,461)	—
Payments on capital lease obligations	(5,921)	(4,655)	(3,303)
Proceeds from exercise of stock options	1,774	2,138	2,469
Tax withholdings related to net share settlements of restricted stock awards	(1,209)	(1,630)	(1,085)
Other, net	(181)	(167)	(118)
Net cash flows provided by financing activities	7,924	180,810	34,571
Effect of exchange rates on cash and cash equivalents	(379)	58	165
Net (decrease) increase in cash and cash equivalents	(14,934)	6,465	(1,219)
Cash and cash equivalents at beginning of period	35,018	28,553	29,772
Cash and cash equivalents at end of period	$20,084	$35,018	$28,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,957	$11,678	$7,646
Cash paid for income taxes	157	344	189
Non-cash acquisition of property and equipment under capital leases	9,626	9,815	10,079
Additions to property and equipment included in accounts payable	8,249	7,884	2,869
Capitalized stock-based compensation	340	424	427

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services. We provide services at 52 data centers across North America, Europe and the Asia-Pacific region and through 88 Internet Protocol (“IP”) service points.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated inter-company transactions and balances in consolidation.

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

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions and may at times exceed federally insured limits. We believe that the risk of loss is minimal. To date, we have not experienced any losses related to cash and cash equivalents.

Investment in Joint Venture

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2014, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. Due to the nature of our credit agreement and variable interest rates, the fair value of our debt approximates the carrying value.

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in step one of our goodwill impairment test.

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

Leases

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the asset over its estimated useful life or over the lease term, depending on the nature of the asset. The duration of lease obligations and commitments ranges from three years for equipment to 25 years for facilities. For leases determined to be operating leases, we record lease expense on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when we control the leased property, which is typically before lease payments begin under the terms of the lease. We record the difference between the expense in our consolidated statements of operations and comprehensive loss and the amount we pay as deferred rent, which we include in our consolidated balance sheets.

Costs of Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $6.2 million, $7.5 million and $6.7 million in software costs during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the balance of unamortized internal-use software costs was $16.8 million and $22.9 million, respectively. During the years ended December 31, 2014, 2013 and 2012, amortization expense was $6.7 million, $4.2 million and $3.4 million, respectively.

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

Goodwill and Other Intangible Assets

We perform our annual goodwill impairment test as of August 1 of each calendar year absent any impairment indicators or other changes that may cause more frequent analysis. We also assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. During 2014 and 2013, we did not identify an impairment as a result of our annual impairment test and concluded that no triggering events had occurred. For purposes of valuing our goodwill, we have the following reporting units: IP products, IP services, data center products and data center services.

To determine the fair value of our reporting units, we utilize the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests and weight both results equally. We use both methods because we believe both, in conjunction with each other, provide a reasonable estimate of the fair value of the reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired and developed technologies to be sold using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life, which is five to eight years. We amortize the cost of customer relationship and trade names over their useful lives of 10 to 30 years. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2014.

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

We evaluate liabilities for uncertain tax positions and we recognized $0.4 million for associated liabilities during each of the years ended December 31, 2014 and 2013. We recorded nominal interest and penalties arising from the underpayment of income taxes in “(Benefit) provision for income taxes” in our consolidated statements of operations and comprehensive loss. As of December 31, 2014 and 2013, we accrued $0 for interest and penalties related to uncertain tax positions.

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

Treasury Stock

As permitted by our stock-based compensation plans, we acquire shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation. However, we do not reissue shares of treasury stock acquired from employees.

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more. We recognize the monthly minimum as revenue each month provided that we have entered into an enforceable contract, we have delivered the service to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life.

For our data center services revenue, we determine colocation revenues by occupied square feet and both allocated and variable-based usage, which includes both physical space for hosting customers’ network and other equipment plus associated services such as power and network connectivity, environmental controls and security. We determine hosting revenues by the number of servers utilized (physical or virtual) and cloud revenues by the amount of processing and storage consumed.

We recognize IP services revenues on fixed-commitment or usage-based pricing. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer’s usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage.

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

If we are unable to establish selling price using vendor-specific objective evidence or third-party evidence, we use best estimated selling price in our allocation of arrangement consideration. The objective of best estimated selling price is to determine the price at which we would transact if we sold the service on a standalone basis. Our determination of best estimated selling price involves a weighting of several factors including, but not limited to, pricing practices and market conditions.

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

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately six years for 2014 and 2013 and five years for 2012. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts upon general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk. In addition, we record a reserve amount for potential credits to be issued under our service level agreements and other sales adjustments.

Research and Development Costs

We include research and development costs, which include product development costs, in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $2.8 million, $2.1 million and $2.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. These costs do not include $8.5 million, $7.5 million and $6.7 million of software costs capitalized during the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2014, 2013 and 2012 were $6.5 million, $3.1 million and $2.5 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss and net loss available to common stockholders	$(39,494)	$(19,830)	$(4,318)
Weighted average shares outstanding, basic and diluted	51,237	51,135	50,761

Net loss per share, basic and diluted	$(0.77)	$(0.39)	$(0.09)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,696	6,795	5,909

Segment Information

We align our reportable segments with the internal reporting that management uses for making operating decisions and assessing performance. As described in note 12, we operate in two business segments: data center services and IP services. We include the operations of iWeb Technologies Inc. (“iWeb”), acquired in November 2013, in our data center services segment.

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

In January 2014, we adopted new guidance, to be applied prospectively, regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. Adoption of this standard did not have an impact on our financial condition or results of operations and we do not expect it to have a material impact in the future, absent any material transactions involving derecognition of subsidiaries or groups of assets within a foreign entity.

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

In August 2014, FASB issued new guidance which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. The guidance is effective for the annual and interim periods ending after December 15, 2016. Early adoption is permitted. We expect adoption will not have a material impact on our financial condition or result of operations.

In November 2014, FASB issued new guidance which provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred or in a subsequent period. The guidance is effective on November 18, 2014.  Adoption had no effect on our financial condition or results of operations.

3.           ACQUISITION

iWeb Acquisition

On November 26, 2013, we completed the acquisition of iWeb. Headquartered in Montreal, Quebec, Canada, iWeb has four company-controlled data centers supporting global hosting, cloud and colocation services. We include the results of iWeb from November 26, 2013 through December 31, 2013 in our data center services segment in the consolidated statements of operations, which consisted of revenue of $3.6 million and loss before income tax of $0.4 million.

We acquired all of the outstanding capital stock of iWeb for a total purchase price, net of working capital adjustments provided for under the purchase agreement, of $145.7 million. The net cash paid was $144.4 million, which included cash acquired of $1.3 million.

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

Purchase Price Allocation

We allocated the aggregate purchase price for iWeb to the net tangible and intangible assets based on their fair value as of November 26, 2013. We based the allocation of the purchase price on a valuation for property and equipment, intangible assets and deferred revenue and the carrying value for the remaining assets and liabilities, as the carrying value approximates fair value. The fair value of iWeb’s property and equipment was estimated using the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; or the cost approach, using the replacement cost of assets, depending on the nature of the assets being valued. The fair value of identifiable intangible assets were measured at fair value primarily using various “income approaches,” which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method. We recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. Factors that contributed to the recognition of goodwill included expected synergies and the trained workforce. We expect that none of the goodwill will be deductible for tax purposes. Our purchase price allocation was as follows (in thousands):

Current assets, including cash acquired of $1.3 million	$4,284
Property and equipment	52,497
Goodwill	70,708
Intangible assets	40,925
Other long-term assets	689
Current liabilities	(7,119)
Deferred revenue	(3,740)
Capital lease obligations	(1,301)
Other long-term liabilities	(2,981)
Net deferred income tax liability, long-term	(8,249)
$145,713

The intangible assets acquired were as follows (in thousands):

	Fair Value	Weighted Average Useful Life
Customer relationships	$22,200	15 years
Trade name	15,100	30 years
Beneficial leasehold interest	858	14 years
Internally developed software	2,767	5 years
Total intangible assets	$40,925

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

	Year Ended December 31,
	2013	2012
(in thousands)
Unaudited pro forma revenue	$323,000	$315,000
Unaudited pro forma net loss	(32,000)	(19,000)

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014:
Interest rate swap (note 10)	$—	$813	$—	$813
Asset retirement obligations(1) (note 11)	—	—	2,471	2,471

December 31, 2013:
Money market funds(2)	5,006	—	—	5,006
Interest rate swap (note 10)	—	777	—	777
Asset retirement obligations(1) (note 11)	—	—	2,357	2,357

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance.
(2)
Included in “Cash and cash equivalents” in the consolidated balance sheets as of December 31, 2013. Unrealized gains and losses on money market funds were nominal due to the short-term nature of the investments.

The following table provides a summary of changes in our Level 3 asset retirement obligations (in thousands):

	December 31,
	2014	2013
Balance, January 1	$2,357	$—
Accrued estimated obligation, less fair value adjustment	1,338	3,820
Subsequent revision of estimated obligation	(68)	(1,519)
Accretion(1)	244	56
Payments	(1,319)	—
Gain on settlement(2)	(81)	—
Balance, December 31	$2,471	$2,357

(1)	Included in data center services “Direct costs of network, sales and services” in the accompanying consolidated statements of operations and comprehensive loss.
(2)	Included in “Other, net” in the accompanying consolidated statements of operations and comprehensive loss.

 The fair value of our Level 3 debt liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, is as follows (in thousands):

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$297,000	313,000	$300,000	293,000
Revolving credit facility	10,000	9,900	—	—

5.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Network equipment	$194,441	$189,763
Network equipment under capital lease	8,023	6,346
Furniture and equipment	19,811	19,194
Software	41,595	51,763
Leasehold improvements	380,376	319,119
Land	254	630
Buildings	696	1,395
Buildings under capital lease	64,323	56,440
Property and equipment, gross	709,519	644,650
Less: accumulated depreciation and amortization ($25,209 and $17,786 related to capital leases at December 31, 2014 and 2013, respectively)	(367,374)	(312,687)
	$342,145	$331,963

During 2014 and 2013, we determined that we would not use certain items and recorded an impairment charge, primarily in our data center services segment, of $0.5 million to leasehold improvements and $0.5 million to developed software, respectively. We include the impairment charge in “Exit activities, restructuring and impairments” in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013.

Depreciation and amortization of property and equipment consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Direct costs of network, sales and services	$70,579	$44,799	$33,019
Other depreciation and amortization	4,672	3,382	3,128
Subtotal	75,251	48,181	36,147
Amortization of acquired and developed technologies	5,918	4,967	4,718
Total depreciation and amortization	$81,169	$53,148	$40,865

We retired $17.9 million of assets with accumulated depreciation of $17.4 million during the year ended December 31, 2014, $8.1 million of assets with accumulated depreciation of $8.1 million during the year ended December 31, 2013 and $8.5 million of assets with accumulated depreciation of $8.5 million during the year ended December 31, 2012. We capitalized an immaterial amount of interest for each of the three years ended December 31, 2014.

6.           INVESTMENT IN JOINT VENTURE

We have previously invested $4.1 million for a 51% ownership interest in Internap Japan, a joint venture with NTT-ME Corporation and NTT Holdings. Given the minority interest protections in favor of our joint venture partners, we do not assert control over the joint venture’s operational and financial policies and practices required to account for the joint venture as a subsidiary whose assets, liabilities, revenue and expense would be consolidated. We are, however, able to assert significant influence over the joint venture and, therefore, account for our joint venture investment using the equity-method of accounting.

Our investment activity in the joint venture is summarized below (in thousands):

	Year Ended December 31,
	2014	2013
Investment balance, January 1	$2,602	$3,000
Proportional share of net income	259	213
Unrealized foreign currency translation loss, net	(239)	(611)
Investment balance, December 31	$2,622	$2,602

7.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the years ended December 31, 2014 and 2013, we did not identify an impairment as a result of our annual impairment test. In addition, we considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to our August 1, 2014 valuation date.

The carrying amount of goodwill for each of the two years ended December 31, 2014 is as follows (in thousands):

	Data Center Services	IP Services	Total
Balance, December 31, 2013:
Goodwill	$90,923	$152,087	$243,010
Accumulated impairment losses	—	(112,623)	(112,623)
Net	90,923	39,464	130,387

iWeb acquisition – working capital adjustment	(74)	—	(74)

Balance, December 31, 2014:
Goodwill	90,849	152,087	242,936
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$90,849	39,464	130,313

Other Intangible Assets

During the years ended December 31, 2014 and 2013, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets.

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired and developed technology	$52,512	$(40,718)	$47,723	$(34,474)
Customer relationships and trade names	69,548	(28,797)	69,548	(25,950)
Beneficial lease interest	—	—	858	(6)
	$122,060	$(69,515)	$118,129	$(60,430)

Amortization expense for intangible assets during the years ended December 31, 2014, 2013 and 2012 was $9.1 million, $5.9 million and $5.5 million, respectively. As of December 31, 2014, remaining amortization expense is as follows (in thousands):

2015	$5,968
2016	5,606
2017	4,855
2018	4,677
2019	4,003
Thereafter	27,436
$52,545

8.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Compensation and benefits payable	$7,239	$8,100
Property, sales, and other taxes	1,512	1,619
Customer credit balances	1,815	1,147
Other	2,554	2,683
	$13,120	$13,549

9.           EXIT ACTIVITIES AND RESTRUCTURING

In prior years, we incurred costs related to certain exited facilities. In addition, during the year ended December 31, 2014, we recorded initial exit activity charges related to ceasing use of certain data center space, with payments expected through 2019. In addition, we recorded plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed 2007 restructuring plan, with payments expected through 2016. We included these initial exit activity charges and subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the years ended December 31, 2014 and 2013 (in thousands):

	Balance December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2014
Real estate obligations:
2014 exit activities	$—	$3,499	$17	$(1,506)	$2,010
2011 - 2013 exit activities	67	—	21	(81)	7
2007 restructuring	3,296	—	1,055	(2,026)	2,325
2001 restructuring	800	—	—	(632)	168
	$4,163	$3,499	$1,093	$(4,245)	$4,510

	Balance December 31, 2012	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2013
Real estate obligations:
2011 - 2013 exit activities	$146	$81	$2	$(162)	$67
2007 restructuring	4,245	—	1,043	(1,992)	3,296
2001 restructuring	1,482	—	59	(741)	800
	$5,873	$81	$1,104	$(2,895)	$4,163

10.           INTEREST RATE SWAPS

During December 2013, we entered into and currently hold an interest rate swap to add stability to interest expense and to manage exposure to interest rate movements in conjunction with the issuance of our new credit agreement. Our interest rate swap, which was designated and qualified as a cash flow hedge, involves the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate, over 1.5%, payments over the life of the agreement without exchange of the underlying notional amount. The cash flow hedge, effective December 20, 2013, had a notional amount starting at $150.0 million through December 31, 2016.

We recorded the interest rate derivative in the consolidated balance sheets at fair value. During December 31, 2014 and 2013, the fair value of the interest rate swap was $0.8 million and is included in “Other current liabilities and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets. During December 31, 2014 and 2013, the effective portion of the change in fair value of our interest rate swaps, designated and qualified as a cash flow hedge, is recorded in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We will subsequently reclassify such value into earnings in the period that the hedged transaction affects earnings. We recognize the ineffective portion of the change in fair value of the derivative directly in earnings; however, we did not recognize any hedge ineffectiveness during the years ended December 31, 2014 and 2013.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through December 31, 2014, we estimated that we will reclassify an additional $0.8 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swaps is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Losses recorded as the effective portion of the change in fair value	36	777
Interest payments reclassified as an increase to interest expense	806	497

11.           COMMITMENTS, CONTINGENCIES AND LITIGATION

Credit Agreement

During 2013, we entered into a $350.0 million credit agreement (the “credit agreement”), which provides for a senior secured first lien term loan facility of $300.0 million (“term loan”) and a second secured first lien revolving credit facility of $50.0 million (“revolving credit facility”). Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility, which resulted in a loss on extinguishment of debt of $0.9 million. In addition, we recorded a debt discount of $9.5 million related to costs incurred for the credit agreement.

As of December 31, 2014, the balance on the revolving credit facility, due November 26, 2018, was $10.0 million. Subsequent to December 31, 2014, we drew an additional $10.0 million on the revolving credit facility. The term loan had an outstanding principal amount of $297.0 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019.

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

The credit agreement includes financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31, 2014, we were in compliance with these financial covenants.

Our obligations are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

A summary of our credit agreement as of December 31, 2014 and December 31, 2013 is as follows (dollars in thousands):

	December 31,
	2014	2013
Credit limit:
Revolving credit facility	$50,000	$50,000
Term loan	300,000	300,000
Outstanding balance on revolving credit facility	10,000	—
Outstanding principal balance on the term loan, less unamortized discount of $8.0 million and $9.4 million, respectively	288,994	290,608
Letters of credit issued with proceeds from revolving credit facility	6,329	—
Letters of credit issued with cash	—	6,400
Borrowing capacity	33,671	50,000
Interest rate – term loan	6.0%	6.0%
Interest rate – revolving credit facility	4.7%	4.7%

Maturities of the term loan are as follows:
2015	$3,000
2016	3,000
2017	3,000
2018	3,000
2019	285,000
$297,000

Asset Retirement Obligations

During 2014 and 2013, we recorded asset retirement obligations (“ARO”) related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities in order to record the ARO and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2014 and 2013, the balance of the present value ARO was $0 and $1.4 million, which we included in “Other current liabilities,” respectively, and $2.5 million and $1.0 million, which we included in “Other long-term liabilities,” respectively, in the consolidated balance sheets. We included all asset retirement costs in “Property and equipment, net” in the consolidated balance sheets as of December 31, 2014 and 2013, and depreciated those costs using the straight-line method over the remaining term of the related lease.

We have other capital lease agreements that require us to decommission physical space for which we have not yet recorded an ARO. Due to the uncertainty of specific decommissioning obligations, timing and related costs, we cannot reasonably estimate an ARO for these properties and we have not recorded a liability at this time for such properties.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease or the fair value of the assets held under capital leases. As of December 31, 2014, our capital leases had expiration dates ranging from 2015 to 2039.

Sale-leaseback transactions. During 2014, we completed sale-leaseback transactions for equipment and a building with third-parties for a total of $4.7 million of cash proceeds. We recognized a deferred gain of $0.8 million on these transactions, which we will amortize over the life of the related lease, of which $0.1 million is included in “Current other liabilities” and $0.7 million is included in “Other long-term liabilities” in the accompanying consolidated balance sheet. Also, as a result of these transactions, we recorded capital lease obligations of $3.4 million.

Other capital lease transactions. During 2014, we exercised a renewal option of an existing operating lease for company-controlled data center space in Montreal. The lease extension, for accounting purposes, triggered a new lease which expires in 2032, with the new terms resulting in capital lease treatment. We recorded property of $6.0 million, net of the deferred rent balance on the previous operating lease, and a capital lease obligation of $7.4 million. In addition, we fully amortized the related intangible asset from the previous operating lease, beneficial lease interest, with a net book value of $0.8 million.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2014, are as follows (in thousands):

2015	$12,488
2016	11,435
2017	10,721
2018	10,251
2019	9,163
Thereafter	37,552
Remaining capital lease payments	91,610
Less: amounts representing imputed interest	(31,558)
Present value of minimum lease payments	60,052
Less: current portion	(7,366)
$52,686

Operating Leases

We have entered into leases for data center, private network access points (“P-NAPs”) and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2014 (in thousands):

2015	$24,831
2016	24,920
2017	19,525
2018	12,988
2019	8,738
Thereafter	12,352
$103,354

Rent expense was $21.3 million, $23.8 million and $24.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2014 (in thousands):

2015	$18,420
2016	6,322
2017	1,894
2018	224
2019	209
Thereafter	33
$27,102

Litigation

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

12.           OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Operating Segment Information

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

Segment profit is calculated as segment revenues less direct costs of network, sales and services, exclusive of depreciation and amortization for the segment and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs.

	Year Ended December 31,
	2014	2013	2012
Revenues:
Data center services	$242,623	$185,147	$167,286
IP services	92,336	98,195	106,306
Total revenues	334,959	283,342	273,592

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	106,159	92,564	90,604
IP services	38,787	39,448	40,350
Total direct costs of network, sales and services, exclusive of depreciation and amortization	144,946	132,012	130,954

Segment profit:
Data center services	136,464	92,583	76,682
IP services	53,549	58,747	65,956
Total segment profit	190,013	151,330	142,638

Exit activities, restructuring and impairments	4,520	1,414	1,422
Other operating expenses, including direct costs of customer support, depreciation and amortization	199,832	157,403	137,452
(Loss) income from operations	(14,339)	(7,487)	3,764
Non-operating expenses	26,775	12,841	7,849
Loss before income taxes and equity in (earnings) of equity-method investment	$(41,114)	$(20,328)	$(4,085)

Total assets by segment are as follows (in thousands):

	December 31,
	2014	2013	2012
Data center services	$474,460	$470,736	$233,727
IP services	117,324	143,505	166,985
	$591,784	$614,241	$400,712

We present goodwill by segment in note 7, and as discussed in that note, we did not record an impairment charge during the years ended December 31, 2014 and 2013.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$258,770	$257,591	$252,058
Canada	47,479	4,303	690
Other countries	28,710	21,448	20,844
	$334,959	$283,342	$273,592

Net property and equipment, by country with assets over 10% of total property and equipment, is as follows (in thousands):

	December 31,
	2014	2013
United States	$278,065	$276,400
Canada	60,320	52,209
Other countries	3,760	3,354
	$342,145	$331,963

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

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2014	2013	2012
Direct costs of customer support	$1,448	$1,108	$936
Sales and marketing	1,147	1,110	929
General and administrative	4,587	4,525	3,993
	$7,182	$6,743	$5,858

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the three years ended December 31, 2014, 2013 and 2012, we capitalized $0.3 million, $0.4 million and $0.4 million, respectively, of stock-based compensation.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2014, 2013 and 2012, were expected terms of 4.6, 4.4 and 4.4 years, respectively; historical volatilities of 47%, 66% and 78%, respectively; risk free interest rates of 1.4%, 0.7% and 0.7%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $3.13, $4.46 and $4.51 during the years ended December 31, 2014, 2013 and 2012, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our 2014 Stock Incentive Plan (the “2014 Plan”), we may issue stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2014 Plan. As of December 31, 2014, 4.2 million shares of stock were available for issuance.

For all stock-based compensation plans, the exercise price for each stock option may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Stock options become exercisable as determined at the grant date by the compensation committee of our board of directors. Stock options generally vest 25% after one year and monthly or quarterly over the following three years. Conditions, if any, under which stock will be issued under stock grants or cash or stock will be paid under restricted stock units and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2014 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee: a minimum one-year vesting period for time-based stock option and stock appreciation rights and a minimum three-year vesting period for time-based stock grants, except as described below for non-employee directors. If awards are performance-based, then performance must be measured over a period of at least one year. The 2014 Plan limits the number of shares that may be granted as full value awards (that is, grants other than in the form of stock options or stock appreciation rights) to 50% of the total number of shares available for issuance. In general, when awards granted under the 2014 Plan expire or are canceled without having been fully exercised, the shares reserved for those awards will be returned to the share reserve and be available for future awards. However, shares of common stock that are delivered by the grantee or withheld by us as payment of the exercise price in connection with the exercise of an option or payment of the tax withholding obligation in connection with any award will not be returned to the share reserve. We have reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

During 2014, 2013 and 2012, the value of the equity grants received by non-employee directors was $96,000, $94,000 and $77,000, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2014 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2013	5,802	$7.05
Granted	1,521	7.78
Exercised	(306)	5.80
Forfeitures and post-vesting cancellations	(1,089)	8.31
Balance, December 31, 2014	5,928	7.07
Exercisable, December 31, 2014	3,673	6.51

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2014 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	3,673	5,504
Weighted-average exercise price	$6.51	7.00
Aggregate intrinsic value	$7,150	7,479
Weighted-average remaining contractual term (in years)	5.6	6.6

The total intrinsic value of stock options exercised was $0.6 million, $1.2 million and $1.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2014 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2013	992	$6.08
Granted	471	7.54
Vested	(464)	5.70
Forfeited	(230)	7.13
Unvested balance, December 31, 2014	769	6.89

The total fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $4.7 million and $3.7 million, respectively. At December 31, 2014, the total intrinsic value of all unvested restricted stock was $6.1 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2014 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$6,050	$2,767	$8,817
Weighted-average remaining recognition period (in years)	2.6	1.7	2.3

14.           EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.8 million, $0.8 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

15.           INCOME TAXES

The loss from continuing operations before income taxes and equity in (earnings) of equity-method investment is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

United States	$(32,684)	$(17,066)	$(3,838)
Foreign	(8,430)	(3,262)	(247)
Loss from continuing operations before income taxes and equity in (earnings) of equity-method investment	$(41,114)	$(20,328)	$(4,085)

The current and deferred income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$(420)	$—
State	127	122	165
Foreign	121	12	—
	248	(286)	165
Deferred:
Federal	—	—	—
State	—	25	—
Foreign	(1,609)	(24)	288
	(1,609)	1	288
Net income tax (benefit) provision	$(1,361)	$(285)	$453

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax (benefit) provision is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income tax at statutory rates	(34)%	(34)%	(34)%
Foreign income tax	—	—	—
State income tax	(4)	(4)	(2)
Other permanent differences	2	3	3
Statutory tax rate change	—	1	4
Compensation	4	5	9
Capital loss expiration	—	11	—
Acquisition costs	—	6	—
Change in valuation allowance	29	11	31
Effective tax rate	(3)%	(1)%	11%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets (liabilities):
Provision for doubtful accounts	$2,998	$2,937
Accrued compensation	1,673	1,812
Other accrued expenses	4	6
Deferred revenue	844	967
Restructuring liability	687	869
Other	208	195
Current deferred income tax assets	6,414	6,786
Less: valuation allowance	(5,781)	(6,415)
Net current deferred income tax assets (liabilities)	633	371

Long-term deferred income tax assets (liabilities):
Property and equipment	45,719	40,255
Goodwill	3,388	3,856
Intangible assets	(20,090)	(17,329)
Deferred revenue, less current portion	1,225	927
Restructuring liability, less current portion	1,026	713
Deferred rent	4,119	5,533
Stock-based compensation	4,667	3,398
U.S. net operating loss carryforwards	69,457	63,730
Foreign net operating loss carryforwards, less current portion	10,052	8,220
Tax credit carryforwards	3,246	2,782
Other	1,771	1,219
Long-term deferred income tax assets	124,580	113,304
Less: valuation allowance	(130,236)	(120,153)
Net long-term deferred income tax (liabilities) assets	(5,656)	(6,849)

Net deferred tax (liabilities) assets	$(5,023)	$(6,478)

As of December 31, 2014, we had U.S. net operating loss carryforwards for federal tax purposes of $208.8 million that will expire in 2018 through 2034. Of the total U.S. net operating loss carryforwards, $26.0 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax and research and development tax credit carryforwards of approximately $1.0 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $41.6 million that will begin to expire in 2015.

We determined that through December 31, 2014, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code (“Section 382”). Therefore, as of December 31, 2014, no additional material limitations existed on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

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

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2014, we established a valuation allowance of $131.2 million against the U.S. deferred tax asset and $4.8 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, January 1,	$126,568	$124,433	$123,414
Increase in deferred tax assets	9,449	2,135	1,019
Balance, December 31,	$136,017	$126,568	$124,433

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits balance, January 1,	$408	$341	$283
Addition for tax positions taken in current year	—	—	58
Addition for tax positions taken in a prior year	—	408	—
Deduction for tax positions taken in a prior year	—	(341)	—
Unrecognized tax benefits balance, December 31,	$408	$408	$341

During 2013, we recorded $0.4 million of additional unrecognized tax benefits through purchase accounting from the iWeb acquisition related to participation interest deducted in a prior year. No uncertain tax positions were recorded during 2014.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of “(Benefit) provision for income taxes.” As of December 31, 2014, 2013 and 2012, we had an accrual of $0, $0 and $48,000, respectively, for interest and penalties related to uncertain tax positions.

Our federal income tax returns remain open to examination for the tax years 2011 through 2013; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2011. Returns filed in other jurisdictions are subject to examination for years prior to 2011.

16.           UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2014 and 2013. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$81,961	$84,068	$84,667	$84,263
Direct costs of network, sales and services, exclusive of depreciation and amortization	35,760	36,562	37,148	35,475
Direct costs of customer support	8,927	9,553	9,114	9,211
Direct costs of amortization of acquired technologies	1,461	1,551	1,524	1,383
Exit activities, restructuring and impairments	1,384	1,561	56	1,518
Net loss	(10,675)	(11,185)	(9,377)	(8,257)
Basic and diluted net loss per share	(0.21)	(0.22)	(0.18)	(0.16)

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$69,699	$69,983	$69,572	$74,087
Direct costs of network, sales and services, exclusive of depreciation and amortization	32,870	32,653	32,795	33,693
Direct costs of customer support	7,151	7,372	7,528	7,635
Direct costs of amortization of acquired technologies	1,179	1,190	1,273	1,324
Exit activities, restructuring and impairments	248	683	274	209
Net loss	(1,643)	(3,702)	(4,035)	(10,450)
Basic and diluted net loss per share	(0.03)	(0.07)	(0.08)	(0.21)

INTERNAP CORPORATION
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$1,668	$932	$(791	)(1)	$1,809

Year ended December 31, 2013:
Allowance for doubtful accounts	1,809	1,861	(1,675	)(1)	1,995

Year ended December 31, 2014:
Allowance for doubtful accounts	1,995	1,469	(1,343	)(1)	2,121

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1