Form 10-Q
period 2015-03-31
Internap Corp
filed 2015-04-28
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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

As of March 31, 2015, 54,969,387 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Data center services	$59,098	$58,283
Internet protocol (IP) services	21,688	23,678
Total revenues	80,786	81,961

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services	24,264	25,891
IP services	9,082	9,869
Direct costs of customer support	9,118	8,927
Direct costs of amortization of acquired and developed technologies	1,150	1,461
Sales and marketing	10,283	10,103
General and administrative	11,685	11,398
Depreciation and amortization	19,058	17,465
Exit activities, restructuring and impairments	265	1,384
Total operating costs and expenses	84,905	86,498
Loss from operations	(4,119)	(4,537)

Non-operating expenses:
Interest expense	6,865	6,491
Other, net	(530)	101
Total non-operating expenses	6,335	6,592

Loss before income taxes and equity in (earnings) of equity-method investment	(10,454)	(11,129)
Provision (benefit) for income taxes	27	(417)
Equity in (earnings) of equity-method investment, net of taxes	(39)	(37)

Net loss	(10,442)	(10,675)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(142)	63
Unrealized loss on foreign currency contracts	(355)	—
Unrealized (loss) gain on interest rate swap	(216)	49
Total other comprehensive (loss) income	(713)	112

Comprehensive loss	$(11,155)	$(10,563)

Basic and diluted net loss per share	$(0.20)	$(0.21)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,336	51,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$16,219	$20,084
Accounts receivable, net of allowance for doubtful accounts of $2,153 and $2,121, respectively	20,833	19,606
Deferred tax asset	508	633
Prepaid expenses and other assets	13,218	12,276
Total current assets	50,778	52,599

Property and equipment, net	338,711	342,145
Investment in joint venture	2,648	2,622
Intangible assets, net	50,991	52,545
Goodwill	130,313	130,313
Deposits and other assets	10,405	9,923
Deferred tax asset	1,477	1,637

Total assets	$585,323	$591,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,154	$30,589
Accrued liabilities	12,165	13,120
Deferred revenues	6,696	7,345
Capital lease obligations	7,641	7,366
Term loan, less discount of $1,482 and $1,463, respectively	1,518	1,537
Exit activities and restructuring liability	1,795	1,809
Other current liabilities	2,245	1,590
Total current liabilities	53,214	63,356

Deferred revenues	3,818	3,544
Capital lease obligations	51,047	52,686
Revolving credit facility	23,000	10,000
Term loan, less discount of $6,170 and $6,543, respectively	287,080	287,457
Exit activities and restructuring liability	2,423	2,701
Deferred rent	10,182	10,583
Deferred tax liability	6,953	7,293
Other long-term liabilities	4,810	3,828

Total liabilities	442,527	441,448
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 54,969 and 54,410 shares outstanding, respectively	55	54
Additional paid-in capital	1,266,634	1,262,402
Treasury stock, at cost; 687 and 621 shares, respectively	(5,301)	(4,683)
Accumulated deficit	(1,115,956)	(1,105,514)
Accumulated items of other comprehensive loss	(2,636)	(1,923)
Total stockholders’ equity	142,796	150,336

Total liabilities and stockholders’ equity	$585,323	$591,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(10,442)	$(10,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,208	18,926
Amortization of debt discount and issuance costs	490	472
Stock-based compensation expense, net of capitalized amount	1,579	1,941
Equity in (earnings) of equity-method investment	(39)	(37)
Provision for doubtful accounts	400	43
Non-cash change in capital lease obligations	(760)	28
Non-cash change in exit activities and restructuring liability	371	1,608
Non-cash change in deferred rent	(401)	(736)
Deferred taxes	54	(658)
Other, net	(242)	74
Changes in operating assets and liabilities:
Accounts receivable	(1,724)	936
Prepaid expenses, deposits and other assets	(1,544)	(680)
Accounts payable	(7,652)	1,890
Accrued and other liabilities	(903)	439
Deferred revenues	(256)	394
Exit activities and restructuring liability	(663)	(764)
Other liabilities	17	4
Net cash flows (used in) provided by operating activities	(1,507)	13,205

Cash Flows from Investing Activities:
Purchases of property and equipment	(14,990)	(24,756)
Additions to acquired and developed technology	(712)	(737)
Acquisition, net of cash received	—	74
Net cash flows used in investing activities	(15,702)	(25,419)

Cash Flows from Financing Activities:
Proceeds from credit agreements	13,000	—
Principal payments on credit agreements	(750)	(750)
Return of deposit collateral on credit agreement	—	4,378
Payments on capital lease obligations	(1,770)	(1,360)
Proceeds from exercise of stock options	2,583	860
Acquisition of common stock for income tax withholdings	(618)	(600)
Other, net	979	(44)
Net cash flows provided by financing activities	13,424	2,484
Effect of exchange rates on cash and cash equivalents	(80)	(86)
Net decrease in cash and cash equivalents	(3,865)	(9,816)
Cash and cash equivalents at beginning of period	20,084	35,018
Cash and cash equivalents at end of period	$16,219	$25,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,450	$5,831
Non-cash acquisition of property and equipment under capital leases	1,166	5,955
Additions to property and equipment included in accounts payable	6,530	5,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services at 52 data centers across North America, Europe and the Asia-Pacific region and through 88 Internet Protocol (“IP”) service points.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of March 31, 2015 and our operating results and cash flows for the interim period presented. The balance sheet at December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.

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

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015:
Foreign currency contracts	$—	$487	$—	$487
Interest rate swap (note 4)	—	1,029	—	1,029
Asset retirement obligations(1)	—	—	2,536	2,536

December 31, 2014:
Interest rate swap (note 4)	—	813	—	813
Asset retirement obligations(1)	—	—	2,471	2,471

(1)
We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. We include asset retirement obligations of $2.5 million in “Other long-term liabilities” in the accompanying consolidated balance sheets for March 31, 2015 and December 31, 2014.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended March 31, 2015 (in thousands):

Balance, January 1, 2015	$2,471
Accretion	65
Balance, March 31, 2015	$2,536

The fair values of our other Level 3 debt liabilities, estimated using a discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$23,000	$22,700	$10,000	$9,900
Term loan	296,250	312,000	297,000	313,000

3.          TRADE NAME

As part of the acquisition of iWeb Technologies Inc., formerly known as iWeb Group Inc., (“iWeb”) in November 2013, we ascribed a value of $15.1 million to the iWeb trade name. Since the acquisition, we have operated under two brands, Internap and iWeb. In late March 2015, we determined to phase-out the use of the iWeb trade name to support our long-term strategy. Maintaining two brands adds costs and complexity and is no longer necessary as we have merged our product development, customer support and other key functions.

We expect to complete the phase-out of the iWeb trade name by December 31, 2015. As a result, we changed the estimate of its useful life to approximately nine months beginning March 2015. The additional amortization expense in March 2015 was $0.5 million. As of March 31, 2015, the unamortized balance was $14.0 million. We will continue to evaluate the remaining nine-month useful life during the phase-out period.

4.          INTEREST RATE SWAP

As of March 31, 2015, the fair value of our interest rate swap was $1.0 million, of which $0.8 million is included in “Other current liabilities” and $0.2 million is included in “Other long-term liabilities” in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of our interest rate swap was $0.8 million which we included in “Other long-term liabilities.” During the three months ended March 31, 2015 and 2014, we recorded the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during the three months ended March 31, 2015 and 2014.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through March 31, 2016, we estimated that we will reclassify an additional $0.8 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
(Loss) gain recorded as the effective portion of the change in fair value	$(216)	$49
Interest payments reclassified as an increase to interest expense	198	200

5.          COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

6.          EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

In prior years, we incurred costs related to certain exited facilities. In addition, during the three months ended March 31, 2015, we recorded subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We include the subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the three months ended March 31, 2015 and 2014 (in thousands):

	December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	March 31, 2015
Real estate obligations:
2014 exit activities	$2,010	$—	$206	$(121)	$2,095
2007 restructuring	2,325	—	160	(454)	2,031
Other	175	—	5	(88)	92
Total	$4,510	$—	$371	$(663)	$4,218

	December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	March 31, 2014
Real estate obligations:
2014 exit activities	$—	$1,454	$—	$(51)	$1,403
2007 restructuring	3,296	—	138	(513)	2,921
Other	867	—	16	(200)	683
Total	$4,163	$1,454	$154	$(764)	$5,007

7.          OPERATING SEGMENTS

We operate in two business segments: data center services and IP services. The data center services segment includes colocation, hosting and cloud services. Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls and security while allowing our customers to deploy and manage their servers, storage and other equipment. Hosting and cloud services involve the provision and maintenance of hardware, operating system software, management and monitoring software, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content. Our IP services segment includes our patented Performance IP™ service, content delivery network services and IP routing and hardware and software platform.

Segment profit is calculated as segment revenues less direct costs of sales and services, exclusive of depreciation and amortization for the segment and does not include direct costs of customer support, direct costs of amortization of acquired technologies or any other depreciation or amortization associated with direct costs.

	Three Months Ended March 31,
	2015	2014
Revenues:
Data center services	$59,098	$58,283
IP services	21,688	23,678
Total revenues	80,786	81,961

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	24,264	25,891
IP services	9,082	9,869
Total direct costs of sales and services, exclusive of depreciation and amortization	33,346	35,760

Segment profit:
Data center services	34,834	32,392
IP services	12,606	13,809
Total segment profit	47,440	46,201

Exit activities, restructuring and impairments	265	1,384
Other operating expenses, including direct costs of customer support, depreciation and amortization	51,294	49,354
Loss from operations	(4,119)	(4,537)
Non-operating expenses	6,335	6,592
Loss before income taxes and equity in (earnings) of equity-method investment	$(10,454)	$(11,129)

8.           NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stock	$(10,442)	$(10,675)
Weighted average shares outstanding, basic and diluted	51,336	51,027

Net loss per share, basic and diluted	$(0.20)	$(0.21)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,296	7,615

9.           RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to improve targeted areas of the existing consolidation guidance and reduce the number of consolidation models. This update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We expect adoption will not have a material impact on our financial condition or result of operations.

In November 2014, FASB issued new guidance which provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred or in a subsequent period.  The guidance was effective November 18, 2014.  Adoption had no effect on our financial condition or results of operations.

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

In May 2014, FASB issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective the first quarter of 2017 and early adoption is not permitted. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us” or “our” refer to Internap Corporation and our subsidiaries.

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

Trade Name

Since the acquisition of iWeb in November 2013, we have operated under two brands, Internap and iWeb. In late March 2015, we determined to phase-out the use of the iWeb trade name to support our long-term strategy, namely to:

●	Accelerate growth through an integrated product offering sold through multiple routes to market
●	Create a uniform customer experience
●	Increase our brand presence and strength
●	Support profitable growth and gain operational efficiencies

We expect to complete the phase-out of the iWeb trade name by December 31, 2015. We summarize the resulting acceleration of the trade name’s useful life in note 3 to the accompanying consolidated financial statements.

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

Within the data center services segment, we identify between “core” and “partner colocation” revenues. Core revenues are from our company-controlled colocation, hosting and cloud services. Partner colocation revenues are from our partner sites.

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

Results of Operations

As of March 31, 2015, we had approximately 12,000 customers. Our customer base is not concentrated in any particular industry and, for the three months ended March 31, 2015, no single customer accounted for 10% or more of our revenues.

Three Months Ended March 31, 2015 and 2014

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease) from 2014 to 2015
	2015	2014	Amount	Percent
Revenues:
Data center services:
Core	$47,948	$46,348	$1,600	3%
Partner colocation	11,150	11,935	(785)	(7)
Total data center services	59,098	58,283	815	1
IP services	21,688	23,678	(1,990)	(8)
Total revenues	80,786	81,961	(1,175)	(1)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	16,499	16,988	(489)	(3)
Partner colocation	7,765	8,903	(1,138)	(13)
Total data center services	24,264	25,891	(1,627)	(6)
IP services	9,082	9,869	(787)	(8)
Direct costs of customer support	9,118	8,927	191	2
Direct costs of amortization of acquired and developed technologies	1,150	1,461	(311)	(21)
Sales and marketing	10,283	10,103	180	2
General and administrative	11,685	11,398	287	3
Depreciation and amortization	19,058	17,465	1,593	9

Exit activities, restructuring and impairments	265	1,384	(1,119)	(81)
Total operating costs and expenses	84,905	86,498	(1,593)	(2)
Loss from operations	$(4,119)	$(4,537)	$418	9

Interest expense	$6,865	$6,491	$374	6
Provision (benefit) for income taxes	$27	$(417)	$444	106

Data Center Services

Revenues for data center services increased 1%, to $59.1 million for the three months ended March 31, 2015, compared to $58.3 million for the same period in 2014. The increase was primarily due to net growth in core revenues, offset by $2.3 million resulting from the New York metro data center migration and the decrease in partner colocation revenues.

Direct costs of data center services, exclusive of depreciation and amortization, decreased 6%, to $24.3 million for the three months ended March 31, 2015, compared to $25.9 million for the same period in 2014. The decrease in direct costs was primarily due to ongoing cost reduction efforts.

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

We continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 41% during the three months ended March 31, 2015, compared to 44% during the same period in 2014.

IP Services

Revenues for IP services decreased 8%, to $21.7 million for the three months ended March 31, 2015, compared to $23.7 million for the same period in 2014. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 6% for the three months ended March 31, 2015, compared to the same period in 2014, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 8%, to $9.1 million for the three months ended March 31, 2015, compared to $9.9 million for the same period in 2014. This decrease was primarily due to ongoing renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended March 31, 2015 and 2014. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers using more applications and the nature of applications consuming greater amounts of bandwidth.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $21.2 million for each of the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation, net of amount capitalized, decreased to $1.6 million during the three months ended March 31, 2015 from $1.9 million during the same period in 2014. The decrease was primarily due to the prior year vesting of stock-based compensation awarded in connection with the iWeb acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Direct costs of customer support	$374	$284
Sales and marketing	412	252
General and administrative	793	1,405
	$1,579	$1,941

Direct Costs of Customer Support. Direct costs of customer support remained fairly constant at $9.1 million during the three months ended March 31, 2015 compared to $8.9 million during the same period in 2014.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies decreased to $1.2 million during the three months ended March 31, 2015 compared to $1.5 million during the same period in 2014. The decrease is primarily related to an intangible asset being fully amortized during the three months ended March 31, 2015.

Sales and Marketing. Sales and marketing costs remained fairly constant at $10.3 million during the three months ended March 31, 2015 compared to $10.1 million during the same period in 2014.

General and Administrative. General and administrative costs remained fairly constant at $11.7 million during the three months ended March 31, 2015 compared to $11.4 million during the same period in 2014.

Depreciation and Amortization. Depreciation and amortization increased 9% to $19.1 million during the three months ended March 31, 2015 from $17.5 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software and $0.5 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration in note 3 to the accompanying consolidated financial statements.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $0.3 million during the three months ended March 31, 2015 compared to $1.4 million during the same period in 2014. The decrease was primarily due to initial exit activity charges related to ceasing use of a portion of partner data center space during the same period in 2014.

Interest Expense. Interest expense increased to $6.9 million during the three months ended March 31, 2015 from $6.5 million during the same period in 2014. The increase in interest expense was primarily due to increased borrowings under our credit agreement.

Provision (Benefit) for Income Taxes. The provision for income taxes was less than $0.1 million during the three months ended March 31, 2015 compared to a benefit for income taxes of $0.4 million during the same period in 2014. The variance was primarily due to an increase in foreign earnings.

Non-GAAP Financial Measure

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2015	2014
Loss from operations	$(4,119)	$(4,537)
Depreciation and amortization, including amortization of acquired and developed technologies	20,208	18,926
Gain on disposal of property and equipment, net	(15)	—
Exit activities, restructuring and impairments	265	1,384
Stock-based compensation	1,579	1,941
Acquisition costs	—	85
Adjusted EBITDA	$17,918	$17,799

Liquidity and Capital Resources

Liquidity

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

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2015 and 2014, we had a net loss of $10.4 million and $10.7 million, respectively. As of March 31, 2015, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

We monitor and review our performance and operations in light of global economic conditions, which could impact the ability of our customers to meet their obligations to us, which could delay collection of accounts receivable and increase our provision for doubtful accounts.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility. As of March 31, 2015, the term loan had an outstanding principal amount of $296.3 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of March 31, 2015, the revolving credit facility, expiring in November 2018, had an outstanding balance of $23.0 million and we issued $6.3 million in letters of credit, resulting in $20.7 million in borrowing capacity. As of March 31, 2015, the interest rate on the term loan was 6% and the revolving credit facility was 4.7%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of March 31, 2015, we were in compliance with these covenants.

Cash Flows

Operating Activities

Net cash used by operating activities during the three months ended March 31, 2015 was $1.5 million. We generated cash from operations of $11.2 million as a result of adjustments for non-cash items from our net loss, while changes in operating assets and liabilities used cash from operations of $12.7 million, which was primarily due to $9.2 million of payments on accounts payable and other operating liabilities. Together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, we expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015 was $15.7 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015 was $13.4 million, primarily due to $13.0 million of proceeds from the revolving credit facility and a net $2.0 million from stock option activity, partially offset by principal payments of $2.5 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.4 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At March 31, 2015, we had an interest rate swap on 50% of our current term loan balance through December 30, 2016 with a LIBOR floor fixed rate of 1.5%.

As of March 31, 2015, the balance of our long-term debt was $296.3 million on the term loan and $23.0 million on the revolving credit facility. At March 31, 2015, the interest rates on the term loan and revolving credit facility were 6% and 4.7%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $3.2 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of March 31, 2015, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2015, we realized foreign currency gains of $0.5 million, which we included as a non-operating item in “Other, net,” and we recorded unrealized foreign currency translation losses of $0.1 million, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

At March 31, 2015, we had foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 19, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2015	1,117	$8.01	—	—
February 1 to 28, 2015	39,647	9.20	—	—
March 1 to 31, 2015	24,773	9.87	—	—
Total	65,537	$9.43	—	—

(1)
These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 29, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by J. Eric Cooney, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by J. Eric Cooney, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ John D. Maggard
John D. Maggard
Corporate Controller
(Principal Accounting Officer)

Date: April 28, 2015

