Form 10-Q
period 2015-06-30
Internap Corp
filed 2015-08-04
CIK 1056386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of June 30, 2015, 55,521,685 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015
TABLE OF CONTENTS

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Data center services	$59,422	$61,395	$118,520	$119,678
Internet protocol (IP) services	21,010	22,673	42,698	46,351
Total revenues	80,432	84,068	161,218	166,029

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services	24,335	26,563	48,599	52,454
IP services	8,643	9,999	17,725	19,869
Direct costs of customer support	9,090	9,553	18,208	18,480
Direct costs of amortization of acquired and developed technologies	592	1,551	1,742	3,012
Sales and marketing	9,759	9,977	20,042	20,080
General and administrative	11,818	11,461	23,502	22,858
Depreciation and amortization	21,974	17,917	41,032	35,382
Exit activities, restructuring and impairments	59	1,561	325	2,945
Total operating costs and expenses	86,270	88,582	171,175	175,080
Loss from operations	(5,838)	(4,514)	(9,957)	(9,051)

Non-operating expenses:
Interest expense	6,825	6,806	13,689	13,297
Other, net	55	382	(474)	483
Total non-operating expenses	6,880	7,188	13,215	13,780

Loss before income taxes and equity in (earnings) of equity-method investment	(12,718)	(11,702)	(23,172)	(22,831)
Benefit for income taxes	(137)	(437)	(111)	(853)
Equity in (earnings) of equity-method investment, net of taxes	(47)	(80)	(85)	(117)

Net loss	(12,534)	(11,185)	(22,976)	(21,861)

Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	107	(158)	170
Unrealized gain (loss) on foreign currency contracts	168	—	(187)	—
Unrealized gain (loss) on interest rate swap	67	(329)	(149)	(280)
Total other comprehensive income (loss)	219	(222)	(494)	(110)

Comprehensive loss	$(12,315)	$(11,407)	$(23,470)	$(21,971)

Basic and diluted net loss per share	$(0.24)	$(0.22)	$(0.45)	$(0.43)

Weighted average shares outstanding used in computing basic and diluted net loss per share:	51,579	51,045	51,590	51,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,412	$20,084
Accounts receivable, net of allowance for doubtful accounts of $1,949 and $2,121, respectively	20,566	19,606
Deferred tax asset	607	633
Prepaid expenses and other assets	12,860	12,276
Total current assets	50,445	52,599

Property and equipment, net	336,358	342,145
Investment in joint venture	2,637	2,622
Intangible assets, net	44,064	52,545
Goodwill	130,313	130,313
Deposits and other assets	10,690	9,923
Deferred tax asset	—	1,637

Total assets	$574,507	$591,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,422	$30,589
Accrued liabilities	11,935	13,120
Deferred revenues	7,462	7,345
Capital lease obligations	7,596	7,366
Term loan, less discount of $1,502 and $1,463, respectively	1,498	1,537
Exit activities and restructuring liability	1,705	1,809
Other current liabilities	2,008	1,590
Total current liabilities	50,626	63,356

Deferred revenues	4,453	3,544
Capital lease obligations	49,275	52,686
Revolving credit facility	27,000	10,000
Term loan, less discount of $5,788 and $6,543, respectively	286,712	287,457
Exit activities and restructuring liability	1,999	2,701
Deferred rent	9,795	10,583
Deferred tax liability	5,448	7,293
Other long-term liabilities	4,786	3,828

Total liabilities	440,094	441,448
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 55,521 and 54,410 shares outstanding, respectively	56	54
Additional paid-in capital	1,270,815	1,262,402
Treasury stock, at cost; 713 and 621 shares, respectively	(5,551)	(4,683)
Accumulated deficit	(1,128,490)	(1,105,514)
Accumulated items of other comprehensive loss	(2,417)	(1,923)
Total stockholders’ equity	134,413	150,336

Total liabilities and stockholders’ equity	$574,507	$591,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(22,976)	$(21,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,774	38,394
Impairment of property and equipment	—	537
Amortization of debt discount and issuance costs	990	952
Stock-based compensation expense, net of capitalized amount	3,764	3,897
Equity in (earnings) of equity-method investment	(85)	(117)
Provision for doubtful accounts	606	177
Non-cash change in capital lease obligations	(640)	353
Non-cash change in exit activities and restructuring liability	536	2,851
Non-cash change in deferred rent	(788)	(1,382)
Deferred taxes	(157)	(1,134)
Other, net	19	215
Changes in operating assets and liabilities:
Accounts receivable	(1,647)	5,209
Prepaid expenses, deposits and other assets	(962)	(3,191)
Accounts payable	(8,162)	(3,199)
Accrued and other liabilities	(1,554)	2,804
Deferred revenues	1,153	1,328
Exit activities and restructuring liability	(1,342)	(1,540)
Other liabilities	35	7
Net cash flows provided by operating activities	11,564	24,300

Cash Flows from Investing Activities:
Purchases of property and equipment	(30,689)	(37,261)
Additions to acquired and developed technologies	(810)	(1,300)
Acquisition, net of cash received	—	74
Net cash flows used in investing activities	(31,499)	(38,487)

Cash Flows from Financing Activities:
Proceeds from credit agreements	17,000	5,000
Principal payments on credit agreements	(1,500)	(1,500)
Return of deposit collateral on credit agreement	—	6,153
Payments on capital lease obligations	(3,717)	(2,743)
Proceeds from exercise of stock options	4,489	878
Acquisition of common stock for income tax withholdings	(868)	(685)
Other, net	943	(89)
Net cash flows provided by financing activities	16,347	7,014
Effect of exchange rates on cash and cash equivalents	(84)	18
Net decrease in cash and cash equivalents	(3,672)	(7,155)
Cash and cash equivalents at beginning of period	20,084	35,018
Cash and cash equivalents at end of period	$16,412	$27,863

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,052	$11,942
Non-cash acquisition of property and equipment under capital leases	1,176	6,241
Additions to property and equipment included in accounts payable	4,298	6,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2015 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

2.	FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015:
Foreign currency contracts	$—	$257	$—	$257
Interest rate swap (note 4)	—	962	—	962
Asset retirement obligations(1)	—	—	2,602	2,602

December 31, 2014:
Interest rate swap (note 4)	—	813	—	813
Asset retirement obligations(1)	—	—	2,471	2,471

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. We include asset retirement obligations of $2.6 million in “Other long-term liabilities” in the accompanying consolidated balance sheets for June 30, 2015 and December 31, 2014.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the six months ended June 30, 2015 (in thousands):

Balance, January 1, 2015	$2,471
Accretion	131
Balance, June 30, 2015	$2,602

The fair values of our other Level 3 debt liabilities, estimated using a discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$27,000	$26,800	$10,000	$9,900
Term loan	295,500	310,000	297,000	313,000

3.	TRADE NAME

As part of the acquisition of iWeb Technologies Inc., formerly known as iWeb Group Inc., (“iWeb”), in November 2013, we ascribed a value of $15.1 million to the iWeb trade name. Since the acquisition, we have operated under two brands, Internap and iWeb. In late March 2015, we determined to phase-out the use of the iWeb trade name to support our long-term strategy. Maintaining two brands adds costs and complexity and is no longer necessary as we have merged our product development, customer support and other key functions.

We expect to complete the phase-out of the iWeb trade name by December 31, 2015. As a result, we changed the estimate of the trade name’s useful life to approximately nine months beginning in late March 2015. During the three and six months ended June 30, 2015, the additional amortization expense was $4.5 million and $5.0 million, respectively. As of June 30, 2015, the unamortized balance was $9.3 million. We will continue to evaluate the remaining six-month useful life during the phase-out period.

4.	INTEREST RATE SWAP

As of June 30, 2015, the fair value of our interest rate swap was $1.0 million, of which $0.8 million is included in “Other current liabilities” and $0.2 million is included in “Other long-term liabilities” in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of our interest rate swap was $0.8 million which we included in “Other long-term liabilities.” During the three and six months ended June 30, 2015 and 2014, we recorded the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during the three and six months ended June 30, 2015 and 2014.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through June 30, 2016, we estimated that we will reclassify an additional $0.8 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) recorded as the effective portion of the change in fair value	$67	$(329)	$(149)	$(280)
Interest payments reclassified as an increase to interest expense	199	201	397	401

5.	COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

6.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

In prior years, we incurred costs related to certain exited facilities. In addition, during the six months ended June 30, 2015, we recorded subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We include subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the six months ended June 30, 2015 and 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during the six months ended June 30, 2015 and 2014 (in thousands):

	December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2015
Real estate obligations:
2014 exit activities	$2,010	$—	$217	$(264)	$1,963
2007 restructuring	2,325	—	324	(908)	1,741
Other	175	—	(6)	(169)	—
Total	$4,510	$—	$535	$(1,341)	$3,704

	December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2014
Real estate obligations:
2014 exit activities	$—	$1,454	$(1)	$(128)	$1,325
2007 restructuring	3,296	—	1,375	(1,025)	3,646
Other	867	—	23	(386)	504
Total	$4,163	$1,454	$1,397	$(1,539)	$5,475

7.	OPERATING SEGMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Data center services	$59,422	$61,395	$118,520	$119,678
IP services	21,010	22,673	42,698	46,351
Total revenues	80,432	84,068	161,218	166,029

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	24,335	26,563	48,599	52,454
IP services	8,643	9,999	17,725	19,869
Total direct costs of network, sales and services, exclusive of depreciation and amortization	32,978	36,562	66,324	72,323

Segment profit:
Data center services	35,087	34,832	69,921	67,224
IP services	12,367	12,674	24,973	26,482
Total segment profit	47,454	47,506	94,894	93,706

Exit activities, restructuring and impairments	59	1,561	325	2,945
Other operating expenses, including direct costs of customer support, depreciation and amortization	53,233	50,459	104,526	99,812
Loss from operations	(5,838)	(4,514)	(9,957)	(9,051)
Non-operating expense	6,880	7,188	13,215	13,780
Loss before income taxes and equity in (earnings) of equity-method investment	$(12,718)	$(11,702)	$(23,172)	(22,831)

8.	INCOME TAXES

We periodically evaluate the recoverability of our deferred tax assets and the appropriateness of a valuation allowance. During the three months ended June 30, 2015, we recorded a $1.7 million reserve against our U.K. net deferred tax asset. We record the resulting income tax expense for the reserve, netted with the tax benefit for the operational results of iWeb, in “Benefit for income taxes” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015.

9.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stock	$(12,534)	$(11,185)	$(22,976)	$(21,861)
Weighted average shares outstanding, basic and diluted	51,579	51,045	51,590	51,125

Net loss per share, basic and diluted	$(0.24)	$(0.22)	$(0.45)	$(0.43)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,866	7,382	6,866	7,382

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with the presentation of debt discounts. The guidance, to be applied retrospectively, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We expect adoption will not have a material impact on our financial condition and no impact on our result of operations.

In February 2015, FASB issued guidance to improve targeted areas of the existing consolidation guidance and reduce the number of consolidation models. This update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We expect adoption will not have a material impact on our financial condition or result of operations.

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

In May 2014, FASB issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective the first quarter of 2018. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the impact of the standard on our ongoing financial reporting.

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

Results of Operations

As of June 30, 2015, we had approximately 12,000 customers. Our customer base is not concentrated in any particular industry and, for the three and six months ended June 30, 2015, no single customer accounted for 10% or more of our revenues.

Three Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (decrease ) from 2014 to 2015
	2015	2014	Amount	Percent
Revenues:
Data center services:
Core	$48,711	$49,390	$(679)	(1)%
Partner colocation	10,711	12,005	(1,294)	(11)
Total data center services	59,422	61,395	(1,973)	(3)
IP services	21,010	22,673	(1,663)	(7)
Total revenues	80,432	84,068	(3,636)	(4)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	16,371	17,363	(992)	(6)
Partner colocation	7,964	9,200	(1,236)	(13)
Total data center services	24,335	26,563	(2,228)	(8)
IP services	8,643	9,999	(1,356)	(14)
Direct costs of customer support	9,090	9,553	(463)	(5)
Direct costs of amortization of acquired and developed technologies	592	1,551	(959)	(62)
Sales and marketing	9,759	9,977	(218)	(2)
General and administrative	11,818	11,461	357	3
Depreciation and amortization	21,974	17,917	4,057	23
Exit activities, restructuring and impairments	59	1,561	(1,502)	(96)
Total operating costs and expenses	86,270	88,582	(2,312)	(3)
Loss from operations	$(5,838)	$(4,514)	$1,324	29

Interest expense	$6,825	$6,806	$19	—
Benefit for income taxes	$(137)	$(437)	$(300)	(69)

Data Center Services

Revenues for data center services decreased 3%, to $59.4 million for the three months ended June 30, 2015, compared to $61.4 million for the same period in 2014. The decrease in core revenue was primarily due to a $2.1 million loss resulting from customer attrition as we migrated out of the New York metro data center into another facility, partially offset by organic growth. The decrease in partner colocation revenue was primarily due to our strategy to focus on selling into our company-controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased 8%, to $24.3 million for the three months ended June 30, 2015, compared to $26.6 million for the same period in 2014. The variance in direct costs was primarily due to the New York metro data center migration, ongoing cost reduction efforts and lower variable costs related to decreased revenue.

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

We continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 41% during the three months ended June 30, 2015, compared to 43% during the same period in 2014.

IP Services

Revenues for IP services decreased 7%, to $21.0 million for the three months ended June 30, 2015, compared to $22.7 million for the same period in 2014. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 14%, to $8.6 million for the three months ended June 30, 2015, compared to $10.0 million for the same period in 2014. The decrease was primarily due to lower variable costs related to decreased revenue.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during the three months ended June 30, 2015 and 2014. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $21.0 million and $21.5 million for the three months ended June 30, 2015 and 2014, respectively.

Stock-based compensation, net of amount capitalized, increased to $2.2 million during the three months ended June 30, 2015 from $2.0 million during the same period in 2014. The increase was primarily due to a net $0.6 million of executive transition awards and forfeitures, partially offset by a decrease in grants and awards during the three months ended June 30, 2015. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,
	2015	2014
Direct costs of customer support	$367	$333
Sales and marketing	415	289
General and administrative	1,403	1,334
	$2,185	$1,956

Direct Costs of Customer Support. Direct costs of customer support decreased to $9.1 million during the three months ended June 30, 2015 compared to $9.6 million during the same period in 2014.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies decreased to $0.6 million during the three months ended June 30, 2015 compared to $1.6 million during the same period in 2014. The decrease is primarily related to an intangible asset that was fully amortized in early 2015 resulting in no amortization expense in the current period.

Sales and Marketing. Sales and marketing costs decreased slightly to $9.8 million during the three months ended June 30, 2015 compared to $10.0 million during the same period in 2014.

General and Administrative. General and administrative costs increased to $11.8 million during the three months ended June 30, 2015 compared to $11.5 million during the same period in 2014. The increase was primarily due to executive transition costs of $1.5 million for bonus and severance and a net $0.6 million for stock-based compensation awards and forfeitures, partially offset by a decrease in cash-based compensation.

Depreciation and Amortization. Depreciation and amortization increased to $22.0 million during the three months ended June 30, 2015 from $17.9 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software and $4.5 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration in note 3 to the accompanying consolidated financial statements.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to less than $0.1 million during the three months ended June 30, 2015 compared to $1.6 million during the same period in 2014. The decrease was primarily due to $1.1 million of subsequent plan adjustments and a $0.4 million impairment charge for certain leasehold improvements during the same period in 2014.

Interest Expense. Interest expense remained constant at $6.8 million during each of the three months ended June 30, 2015 and 2014.

Benefit for Income Taxes. The benefit for income taxes was $0.1 million during the three months ended June 30, 2015 compared to $0.4 million during the same period in 2014. The decrease was primarily due to a $1.7 million reserve recorded against U.K. net deferred tax assets, partially offset by the change in benefit for the operational results of iWeb.

Six Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (decrease ) from 2014 to 2015
	2015	2014	Amount	Percent
Revenues:
Data center services:
Core	$96,659	$95,738	$921	1%
Partner colocation	21,861	23,940	(2,079)	(9)
Total data center services	118,520	119,678	(1,158)	(1)
IP services	42,698	46,351	(3,653)	(8)
Total revenues	161,218	166,029	(4,811)	(3)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	32,870	34,351	(1,481)	(4)
Partner colocation	15,729	18,103	(2,374)	(13)
Total data center services	48,599	52,454	(3,855)	(7)
IP services	17,725	19,869	(2,144)	(11)
Direct costs of customer support	18,208	18,480	(272)	(1)
Direct costs of amortization of acquired and developed technologies	1,742	3,012	(1,270)	(42)
Sales and marketing	20,042	20,080	(38)	—
General and administrative	23,502	22,858	644	3
Depreciation and amortization	41,032	35,382	5,650	16
Exit activities, restructuring and impairments	325	2,945	(2,620)	(89)
Total operating costs and expenses	171,175	175,080	(3,905)	(2)
Loss from operations	$(9,957)	$(9,051)	$906	10

Interest expense	$13,689	$13,297	$392	3
Benefit for income taxes	$(111)	$(853)	$(742)	(87)

Data Center Services

Revenues for data center services decreased 1%, to $118.5 million for the six months ended June 30, 2015, compared to $119.7 million for the same period in 2014. The decrease in core revenue was primarily due to a $4.4 million loss resulting from customer attrition as we migrated out of the New York metro data center into another facility, partially offset by organic growth. The decrease in partner colocation revenue was primarily due to our strategy to focus on selling into our company-controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased 7%, to $48.6 million for the six months ended June 30, 2015, compared to $52.5 million for the same period in 2014. The variance in direct costs was primarily due to the New York metro data center migration, ongoing cost reduction efforts and lower variable costs related to decreased revenue. Direct costs of data center services as a percentage of corresponding revenues was 41% during the six months ended June 30, 2015, compared to 44% during the same period in 2014.

IP Services

Revenues for IP services decreased 8%, to $42.7 million for the six months ended June 30, 2015, compared to $46.4 million for the same period in 2014. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 11%, to $17.7 million for the six months ended June 30, 2015, compared to $19.9 million for the same period in 2014. This decrease was primarily due to lower variable costs related to decreased revenue.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $42.2 million and $42.8 million for the six months ended June 30, 2015 and 2014, respectively.

Stock-based compensation, net of amount capitalized, decreased to $3.8 million during the six months ended June 30, 2015 compared to $3.9 million during the same period in 2014. The decrease was primarily due to the prior year vesting of awards in connection with the iWeb acquisition, partially offset by a net $0.6 million of executive transition awards and forfeitures. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Six Months Ended June 31,
	2015	2014
Direct costs of customer support	$741	$617
Sales and marketing	827	540
General and administrative	2,196	2,740
	$3,764	$3,897

Direct Costs of Customer Support. Direct costs of customer support decreased slightly to $18.2 million during the six months ended June 30, 2015 compared to $18.5 million during the same period in 2014.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies decreased to $1.7 million during the six months ended June 30, 2015 compared to $3.0 million during the same period in 2014. The decrease is primarily related to an intangible asset that was fully amortized in early 2015 resulting in less amortization expense in the six-month period in 2015 than in the same period in 2014.

Sales and Marketing. Sales and marketing costs decreased slightly to $20.0 million during the six months ended June 30, 2015 compared to $20.1 million during the same period in 2014.

General and Administrative. General and administrative costs increased to $23.5 million during the six months ended June 30, 2015 compared to $22.9 million during the same period in 2014. The increase was primarily due to executive transition costs of $1.5 million for bonus and severance and a net $0.6 million for stock-based compensation awards and forfeitures, partially offset by a decrease in cash-based compensation.

Depreciation and Amortization. Depreciation and amortization increased to $41.0 million during the six months ended June 30, 2015 from $35.4 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software and $5.0 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration in note 3 to the accompanying consolidated financial statements.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $0.3 million during the six months ended June 30, 2015 compared to $2.9 million during the same period in 2014. The decrease was primarily due to $1.3 million of initial exit activity charges related to ceasing use of a portion of partner data center space, $1.1 million of subsequent plan adjustments and a $0.4 million impairment for certain leasehold improvements during the same period in 2014.

Interest Expense. Interest expense increased to $13.7 million during the six months ended June 30, 2015 from $13.3 million during the same period in 2014. The increase in interest expense was primarily due to increased borrowings under our credit agreement.

Benefit for Income Taxes. The benefit for income taxes was $0.1 million during the six months ended June 30, 2015 compared to $0.9 million during the same period in 2014. The decrease was primarily due to a $1.7 million reserve recorded against U.K. net deferred tax assets, partially offset by the change in benefit for the operational results of iWeb.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2015	2014
Loss from operations	$(5,838)	$(4,514)
Depreciation and amortization, including amortization of acquired and developed technologies	22,566	19,468
Loss on disposal of property and equipment, net	137	32
Exit activities, restructuring and impairments	59	1,561
Stock-based compensation	2,185	1,956
Adjusted EBITDA	$19,109	$18,503

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

We have a history of quarterly and annual period net losses. During the three and six months ended June 30, 2015, we had a net loss of $12.5 million and $23.0 million, respectively. As of June 30, 2015, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

We monitor and review our performance and operations in light of global economic conditions, which could impact the ability of our customers to meet their obligations to us, which could delay collection of accounts receivable and increase our provision for doubtful accounts.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility. As of June 30, 2015, the term loan had an outstanding principal amount of $295.5 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of June 30, 2015, the revolving credit facility, expiring in November 2018, had an outstanding balance of $27.0 million and we issued $6.3 million in letters of credit, resulting in $16.7 million in borrowing capacity. As of June 30, 2015, the interest rate on the term loan was 6% and the revolving credit facility was 4.7%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of June 30, 2015, we were in compliance with these covenants.

Cash Flows

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 was 11.6 million. We generated cash from operations of $24.0 million as a result of adjustments for non-cash items from our net loss, while changes in operating assets and liabilities used cash from operations of $12.4 million, which was primarily due to $11.1 million of payments on accounts payable and other operating liabilities. Together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, we expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 was $31.5 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $16.3 million, primarily due to $17.0 million of proceeds from the revolving credit facility and a net $4.5 million from stock option activity, partially offset by principal payments of $5.2 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

In previous years, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.4 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At June 30, 2015, we had an interest rate swap on 50% of our current term loan balance through December 30, 2016 with a LIBOR floor fixed rate of 1.5%. We summarize the interest rate swap in note 4 to our accompanying consolidated financial statements.

As of June 30, 2015, the balance of our long-term debt was $295.5 million on the term loan and $27.0 million on the revolving credit facility. At June 30, 2015, the interest rates on the term loan and revolving credit facility were 6% and 4.7%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of June 30, 2015, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2015, we realized foreign currency losses of $(0.1) million and gains of $0.5 million, respectively, which we included as a non-operating item in “Other, net,” and we recorded unrealized foreign currency translation losses of less than $(0.1) million and $(0.2) million, respectively, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

At June 30, 2015, we had foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through December 31, 2015. During the three and six months ended June 30, 2015, we recorded unrealized gains of $0.2 million and unrealized losses of $(0.2) million, respectively, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2015	484	$10.49	—	—
May 1 to 31, 2015	10,409	9.73	—	—
June 1 to 30, 2015	15,735	9.13	—	—
Total	26,628	$9.39	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

10.1	Offer Letter between the Company and Michael Ruffolo, dated May 7, 2015.

10.2	Employment Security Agreement between the Company and Michael Ruffolo, dated May 11, 2015.

10.3	General Release and Separation Agreement and Release between the Company and J. Eric Cooney, dated June 11, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ John D. Maggard
John D. Maggard
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: August 4, 2015

