Form 10-Q
period 2015-09-30
Internap Corp
filed 2015-11-05
CIK 1056386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of September 30, 2015, 56,036,236 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015
TABLE OF CONTENTS

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Data center services	$58,622	$61,640	$177,142	$181,318
Internet protocol (IP) services	19,696	23,027	62,394	69,378
Total revenues	78,318	84,667	239,536	250,696

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services	25,111	27,716	73,711	80,170
IP services	8,570	9,432	26,295	29,300
Direct costs of customer support	9,173	9,114	27,381	27,594
Direct costs of amortization of acquired and developed technologies	816	1,524	2,557	4,535
Sales and marketing	8,305	8,858	28,347	28,938
General and administrative	10,793	11,611	34,295	34,471
Depreciation and amortization	23,815	19,391	64,847	54,773
Exit activities, restructuring and impairments	920	56	1,245	3,001
Total operating costs and expenses	87,503	87,702	258,678	262,782
Loss from operations	(9,185)	(3,035)	(19,142)	(12,086)

Non-operating (income) expenses:
Interest expense	6,923	6,699	20,613	19,996
Other, net	(288)	(149)	(763)	335
Total non-operating (income) expenses	6,635	6,550	19,850	20,331

Loss before income taxes and equity in (earnings) of equity-method investment	(15,820)	(9,585)	(38,992)	(32,417)
Benefit for income taxes	(1,612)	(128)	(1,723)	(982)
Equity in (earnings) of equity-method investment, net of taxes	(11)	(80)	(96)	(198)

Net loss	(14,197)	(9,377)	(37,173)	(31,237)

Other comprehensive (loss) income:
Foreign currency translation adjustment	49	(264)	(109)	(94)
Unrealized loss on foreign currency contracts	(192)	—	(379)	—
Unrealized gain (loss) on interest rate swap	47	341	(102)	61
Total other comprehensive (loss) income	(96)	77	(590)	(33)

Comprehensive loss	$(14,293)	$(9,300)	$(37,763)	$(31,270)

Basic and diluted net loss per share	$(0.27)	$(0.18)	$(0.72)	$(0.61)

Weighted average shares outstanding used in computing basic and diluted net loss per share:	51,699	51,063	51,763	51,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,312	$20,084
Accounts receivable, net of allowance for doubtful accounts of $1,830 and $2,121, respectively	22,007	19,606
Deferred tax asset	676	633
Prepaid expenses and other assets	10,994	12,276
Total current assets	51,989	52,599

Property and equipment, net	330,603	342,145
Investment in joint venture	2,733	2,622
Intangible assets, net	38,463	52,545
Goodwill	130,313	130,313
Deposits and other assets	10,790	9,923
Deferred tax asset	164	1,637

Total assets	$565,055	$591,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,047	$30,589
Accrued liabilities	11,981	13,120
Deferred revenues	6,696	7,345
Capital lease obligations	8,218	7,366
Term loan, less discount of $1,523 and $1,463, respectively	1,477	1,537
Exit activities and restructuring liability	2,140	1,809
Other current liabilities	2,232	1,590
Total current liabilities	50,791	63,356

Deferred revenues	4,613	3,544
Capital lease obligations	49,291	52,686
Revolving credit facility	31,000	10,000
Term loan, less discount of $5,396 and $6,543, respectively	286,354	287,457
Exit activities and restructuring liability	1,756	2,701
Deferred rent	9,296	10,583
Deferred tax liability	3,610	7,293
Other long-term liabilities	4,668	3,828

Total liabilities	441,379	441,448
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 56,036 and 54,410 shares outstanding, respectively	56	54
Additional paid-in capital	1,274,834	1,262,402
Treasury stock, at cost; 768 and 621 shares, respectively	(6,014)	(4,683)
Accumulated deficit	(1,142,687)	(1,105,514)
Accumulated items of other comprehensive loss	(2,513)	(1,923)
Total stockholders’ equity	123,676	150,336

Total liabilities and stockholders’ equity	$565,055	$591,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(37,173)	$(31,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,404	59,308
Impairment of property and equipment	232	537
Amortization of debt discount and issuance costs	1,498	1,441
Stock-based compensation expense, net of capitalized amount	6,200	5,675
Equity in (earnings) of equity-method investment	(96)	(198)
Provision for doubtful accounts	922	811
Non-cash change in capital lease obligations	(1,167)	(87)
Non-cash change in exit activities and restructuring liability	1,400	2,996
Non-cash change in deferred rent	(1,287)	(2,028)
Deferred taxes	(2,181)	(1,226)
Other, net	230	197
Changes in operating assets and liabilities:
Accounts receivable	(3,459)	3,198
Prepaid expenses, deposits and other assets	836	(3,080)
Accounts payable	(7,748)	(2,585)
Accrued and other liabilities	(1,862)	4,795
Deferred revenues	624	99
Exit activities and restructuring liability	(2,014)	(2,296)
Other liabilities	34	(90)
Net cash flows provided by operating activities	22,393	36,230

Cash Flows from Investing Activities:
Purchases of property and equipment	(41,299)	(51,312)
Additions to acquired and developed technologies	(1,120)	(2,004)
Proceeds from sale-leaseback transactions	—	2,603
Acquisition, net of cash received	—	74
Net cash flows used in investing activities	(42,419)	(50,639)

Cash Flows from Financing Activities:
Proceeds from credit agreements	21,000	5,000
Principal payments on credit agreements	(2,250)	(2,250)
Return of deposit collateral on credit agreement	—	6,461
Payments on capital lease obligations	(5,718)	(4,212)
Proceeds from exercise of stock options	6,005	973
Acquisition of common stock for income tax withholdings	(1,332)	(744)
Other, net	869	(135)
Net cash flows provided by financing activities	18,574	5,093
Effect of exchange rates on cash and cash equivalents	(320)	(209)
Net decrease in cash and cash equivalents	(1,772)	(9,525)
Cash and cash equivalents at beginning of period	20,084	35,018
Cash and cash equivalents at end of period	$18,312	$25,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,712	$18,109
Non-cash acquisition of property and equipment under capital leases	4,342	7,757
Additions to property and equipment included in accounts payable	3,540	11,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services at 52 data centers across North America, Europe and the Asia-Pacific region and through 86 Internet Protocol (“IP”) service points.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2015 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

2.	FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015:
Foreign currency contracts(1)	$—	$518	$—	$518
Interest rate swap (note 5)	—	914	—	914
Asset retirement obligations(2)	—	—	2,668	2,668

December 31, 2014:
Interest rate swap (note 5)	—	813	—	813
Asset retirement obligations(2)	—	—	2,471	2,471

(1)	We include foreign currency contracts in “Other current liabilities” in the accompanying consolidated balance sheets as of September 30, 2015.
(2)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. We include asset retirement obligations in “Other long-term liabilities” in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the nine months ended September 30, 2015 (in thousands):

Balance, January 1, 2015	$2,471
Accretion	197
Balance, September 30, 2015	$2,668

The fair values of our other Level 3 debt liabilities, estimated using a discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$31,000	$30,400	$10,000	$9,900
Term loan	294,750	304,000	297,000	313,000

3.	TRADE NAME

As part of the acquisition of iWeb Technologies Inc. (“iWeb”) in November 2013, we ascribed a value of $15.1 million to the iWeb trade name. Since the acquisition, we have operated under two brands, Internap and iWeb. We have determined to phase-out the use of the iWeb trade name to support our long-term strategy. As a result, we changed the estimate of the trade name’s useful life to approximately nine months beginning in late March 2015. During the three and nine months ended September 30, 2015, the additional amortization expense was $4.5 million and $9.5 million, respectively. As of September 30, 2015, the unamortized balance was $4.7 million.

4.	GOODWILL

For purposes of valuing our goodwill, we have the following reporting units: IP services, IP products, data center services and data center products. We performed our annual impairment review as of August 1, 2015 and concluded that goodwill attributed to each of our reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value, including goodwill.

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

We determined the assumptions supporting the discounted cash flow method, including the discount rate, using our estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, we performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions and there was no impairment indicated in our testing.

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

While we did not identify any impairment indicators, the fair value of the IP services reporting unit exceeded its carrying value by 13%. At September 30, 2015, goodwill attributable to the IP services reporting unit was $33.7 million. If revenue for such reporting unit continues to decline, we may be at risk for impairment within this reporting unit. In addition, although the fair value of the IP products reporting unit substantially exceeded the carrying value, we calculated the fair value using revenue projections for the rollout of our new product, Managed Internet Route Optimizer Controller, which replaced our previous generation of route optimization hardware. Since this is a new product without an established historical revenue pattern, the IP products reporting unit may be at risk of impairment if we do not meet our projections. At September 30, 2015, goodwill attributable to the IP products reporting unit was $5.8 million.

As with all of our reporting units, we monitor potential triggering events on a quarterly basis, which could result in an interim impairment analysis. Through September 30, 2015, we concluded no impairment indicators existed that caused us to reassess our goodwill.

5.	INTEREST RATE SWAP

As of September 30, 2015, the fair value of our interest rate swap was $0.9 million, of which $0.8 million is included in “Other current liabilities” and $0.1 million is included in “Other long-term liabilities” in the accompanying consolidated balance sheets. As of December 31, 2014, the fair value of our interest rate swap was $0.8 million which we included in “Other long-term liabilities.” During the three and nine months ended September 30, 2015 and 2014, we recorded the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during either the three and nine months ended September 30, 2015 and 2014.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through September 30, 2016, we estimated that we will reclassify an additional $0.8 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) recorded as the effective portion of the change in fair value	$47	$341	$(102)	$61
Interest payments reclassified as an increase to interest expense	201	203	598	604

6.	COMMITMENTS, CONTINGENCIES AND LITIGATION

On September 18, 2015, a purported stockholder filed a putative class action complaint in the Superior Court of Fulton County of the State of Georgia against us, the current members of our board of directors and Jefferies Finance LLC (“Jefferies”). The complaint is captioned Grisolia v. Internap Corp., et al., Case No. 2015cv265926 (Ga. Sup. Ct.). The complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties, and that Jefferies aided and abetted such breaches, in connection with the credit agreement described in this filing. The complaint alleges that the credit agreement contains a so-called “dead hand proxy put” provision that (a) defines the election of a majority of directors whose initial nomination arose from an actual or threatened proxy contest to be an event of default that triggers the lenders’ right to accelerate payment of the debt outstanding under the credit agreement; and (b) thereby allegedly coerces stockholders and entrenches the members of the Board of Directors. The Plaintiff further claims that Jefferies aided and abetted the alleged breach of fiduciary duties by including the provisions in the credit agreement and encouraging our board of directors to accept them. The complaint seeks, among other things, declaratory and injunctive relief, as well as an award of costs and disbursements, including attorneys’ and experts’ fees. During the three months ended September 30, 2015, we recorded $0.5 million as litigation expense in “General and administrative” in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.

On October 30, 2015, the Company and our lenders amended the credit agreement to remove the provision which is the subject of the litigation. We believe we have meritorious defenses to the claims asserted in the lawsuit including that the lawsuit is now moot.  We do not believe that the ultimate costs of this complaint will be material.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

7.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

In prior years, we incurred costs related to certain exited facilities. In addition, during the nine months ended September 30, 2015, we recorded initial exit activity charges primarily due to ceasing use of an office facility and subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We include subsequent plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for each of the three and nine months ended September 30, 2015 and 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during each of the nine months ended September 30, 2015 and 2014 (in thousands):

	December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2015
Real estate obligations:
2015 exit activities	$—	$683	$—	$(75)	$608
2014 exit activities	2,010	—	232	(407)	1,835
2007 restructuring	2,325	—	490	(1,362)	1,453
Other	175	—	(6)	(169)	—
Total	$4,510	$683	$716	$(2,013)	$3,896

	December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2014
Real estate obligations:
2014 exit activities	$—	$1,454	$—	$(205)	$1,249
2007 restructuring	3,296	—	1,521	(1,538)	3,279
Other	867	—	21	(553)	335
Total	$4,163	$1,454	$1,542	$(2,296)	$4,863

8.	OPERATING SEGMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Data center services	$58,622	$61,640	$177,142	$181,318
IP services	19,696	23,027	62,394	69,378
Total revenues	78,318	84,667	239,536	250,696

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	25,111	27,716	73,711	80,170
IP services	8,570	9,432	26,295	29,300
Total direct costs of network, sales and services, exclusive of depreciation and amortization	33,681	37,148	100,006	109,470

Segment profit:
Data center services	33,511	33,924	103,431	101,148
IP services	11,126	13,595	36,099	40,078
Total segment profit	44,637	47,519	139,530	141,226

Exit activities, restructuring and impairments	920	56	1,245	3,001
Other operating expenses, including direct costs of customer support, depreciation and amortization	52,902	50,498	157,427	150,311
Loss from operations	(9,185)	(3,035)	(19,142)	(12,086)
Non-operating expense	6,635	6,550	19,850	20,331
Loss before income taxes and equity in (earnings) of equity-method investment	$(15,820)	$(9,585)	$(38,992)	$(32,417)

9.	INCOME TAXES

We periodically evaluate the recoverability of our deferred tax assets and the appropriateness of a valuation allowance. During the three months ended June 30, 2015, we recorded a $1.7 million reserve against our U.K. net deferred tax asset. We record the resulting income tax expense for the reserve, netted with the tax benefit for the operational results of iWeb, in “Benefit for income taxes” in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2015.

10.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stock	$(14,197)	$(9,377)	$(37,173)	$(31,237)
Weighted average shares outstanding, basic and diluted	51,699	51,063	51,763	51,180

Net loss per share, basic and diluted	$(0.27)	$(0.18)	$(0.72)	$(0.61)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,868	7,141	6,868	7,141

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, FASB issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective for periods beginning January 1, 2018. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the impact of the standard on our ongoing financial reporting.

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

Trade Name

Since the acquisition of iWeb Technologies Inc. (“iWeb”) in November 2013, we have operated under two brands, Internap and iWeb. In late March 2015, we determined to phase-out the use of the iWeb trade name to support our long-term strategy. We summarize the impact of the resulting acceleration of the trade name’s useful life in note 3 to the accompanying consolidated financial statements.

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

IP Services

Our Internet Protocol (“IP”) services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP services through 86 IP service points around the world.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 11 to the accompanying consolidated financial statements.

Results of Operations

As of September 30, 2015, we had approximately 11,000 customers. Our customer base is not concentrated in any particular industry and, for the three and nine months ended September 30, 2015, no single customer accounted for 10% or more of our revenues.

Three Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (decrease ) from 2014 to 2015
	2015	2014	Amount	Percent
Revenues:
Data center services:
Core	$48,385	$49,941	$(1,556)	(3)%
Partner colocation	10,237	11,699	(1,462)	(12)
Total data center services	58,622	61,640	(3,018)	(5)
IP services	19,696	23,027	(3,331)	(14)
Total revenues	78,318	84,667	(6,349)	(7)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	17,203	18,849	(1,646)	(8)
Partner colocation	7,908	8,867	(959)	(11)
Total data center services	25,111	27,716	(2,605)	(9)
IP services	8,570	9,432	(862)	(9)
Direct costs of customer support	9,173	9,114	59	—
Direct costs of amortization of acquired and developed technologies	816	1,524	(708)	(46)
Sales and marketing	8,305	8,858	(553)	(6)
General and administrative	10,793	11,611	(818)	(7)
Depreciation and amortization	23,815	19,391	4,424	23
Exit activities, restructuring and impairments	920	56	864	154
Total operating costs and expenses	87,503	87,702	199	—
Loss from operations	$(9,185)	$(3,035)	$(6,150)	(203)

Interest expense	$6,923	$6,699	$224	3
Benefit for income taxes	$(1,612)	$(128)	$(1,484)	(1,159)

Data Center Services

Revenues for data center services decreased 5%, to $58.6 million for the three months ended September 30, 2015, compared to $61.6 million for the same period in 2014. The decrease in core revenue was primarily due to a $1.6 million loss resulting from customer churn as we migrated out of the New York metro data center into our Secaucus data center and other churn from a small number of large customers. The decrease in partner colocation revenue was primarily due to our strategy to focus on selling into our company-controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased 9%, to $25.1 million for the three months ended September 30, 2015, compared to $27.7 million for the same period in 2014. The decrease in direct costs was primarily due to the New York metro data center migration, ongoing cost reduction efforts and lower variable costs related to lower revenue.

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

We continue to focus on increasing revenues from company-controlled data centers as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 43% during the three months ended September 30, 2015, compared to 45% during the same period in 2014.

IP Services

Revenues for IP services decreased 14%, to $19.7 million for the three months ended September 30, 2015, compared to $23.0 million for the same period in 2014. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and customer churn.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 9%, to $8.6 million for the three months ended September 30, 2015, compared to $9.4 million for the same period in 2014. The decrease was primarily due to lower variable costs related to lower revenue.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during each of the three months ended September 30, 2015 and 2014. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $19.7 million and $20.3 million for the three months ended September 30, 2015 and 2014, respectively.

Stock-based compensation, net of amount capitalized, increased to $2.4 million during the three months ended September 30, 2015 from $1.8 million during the same period in 2014. The increase was primarily due to a $0.8 million of executive transition stock-based compensation awards. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2015	2014
Direct costs of customer support	$484	$353
Sales and marketing	544	248
General and administrative	1,407	1,177
	$2,435	$1,778

Direct Costs of Customer Support. Direct costs of customer support increased slightly to $9.2 million during the three months ended September 30, 2015 compared to $9.1 million during the same period in 2014.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies decreased to $0.8 million during the three months ended September 30, 2015 compared to $1.5 million during the same period in 2014. The decrease is primarily related to an intangible asset that we fully amortized in early 2015 resulting in no amortization expense in the current period.

Sales and Marketing. Sales and marketing costs decreased to $8.3 million during the three months ended September 30, 2015 compared to $8.9 million during the same period in 2014. The decrease is primarily related to the removal of redundancies in connection with the phase-out of the iWeb trade name and other marketing program efficiencies.

General and Administrative. General and administrative costs decreased to $10.8 million during the three months ended September, 30, 2015 compared to $11.6 million during the same period in 2014. The decrease was primarily due to a $1.2 million decrease in cash-based compensation from reduced headcount and bonus accrual, a $0.6 million decrease in outside professional services, a $0.6 million decrease in stock-based compensation, partially offset by $0.8 million in executive transition stock-based compensation awards and $0.9 million in strategic alternatives and related costs for legal and other professional fees.

Depreciation and Amortization. Depreciation and amortization increased to $23.8 million during the three months ended September 30, 2015 from $19.4 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software and $4.5 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration in note 3 to the accompanying consolidated financial statements.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $0.9 million during the three months ended September 30, 2015 compared to $0.1 million during the same period in 2014. The increase was primarily due to initial exit activity charges related to ceasing use of an office facility.

Interest Expense. Interest expense increased slightly to $6.9 million during the three months ended September 20, 2015 from $6.7 million during the same period in 2014. The increase was primarily due to increased borrowings under our credit agreement.

Benefit for Income Taxes. The benefit for income taxes was $1.6 million during the three months ended September 30, 2015 compared to $0.1 million during the same period in 2014. The increase was primarily due to the change in benefit for the operational results of iWeb.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Increase (decrease) from 2014 to 2015
	2015	2014	Amount	Percent
Revenues:
Data center services:
Core	$145,044	$145,679	$(635)	—%
Partner colocation	32,098	35,639	(3,541)	(10)
Total data center services	177,142	181,318	(4,176)	(2)
IP services	62,394	69,378	(6,984)	(10)
Total revenues	239,536	250,696	(11,160)	(4)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	50,073	53,200	(3,127)	(6)
Partner colocation	23,638	26,970	(3,332)	(12)
Total data center services	73,711	80,170	(6,459)	(8)
IP services	26,295	29,300	(3,005)	(10)
Direct costs of customer support	27,381	27,594	(213)	—
Direct costs of amortization of acquired and developed technologies	2,557	4,535	(1,978)	(43)
Sales and marketing	28,347	28,938	(591)	(2)
General and administrative	34,295	34,471	(176)	—
Depreciation and amortization	64,847	54,773	10,074	18
Exit activities, restructuring and impairments	1,245	3,001	(1,756)	(59)
Total operating costs and expenses	258,678	262,782	(4,104)	(2)
Loss from operations	$(19,142)	$(12,086)	$(7,056)	(58)
Non-operating (income) expenses:
Interest expense	$20,613	$19,996	$617	3
Other, net	$(763)	$335	$(1,098)	(328)
Benefit for income taxes	$(1,723)	$(982)	$(741)	(75)

Data Center Services

Revenues for data center services decreased 2%, to $177.1 million for the nine months ended September 30, 2015, compared to $181.3 million for the same period in 2014. The decrease in core revenue was primarily due to a $6.0 million loss resulting from customer churn as we migrated out of the New York metro data center into our Secaucus data center and other churn from a small number of large customers. The decrease in partner colocation revenue was primarily due to our strategy to focus on selling into our company-controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased 8%, to $73.7 million for the nine months ended September 30, 2015, compared to $80.2 million for the same period in 2014. The variance in direct costs was primarily due to the New York metro data center migration, ongoing cost reduction efforts and lower variable costs related to lower revenue. Direct costs of data center services as a percentage of corresponding revenues was 42% during the nine months ended September 30, 2015, compared to 44% during the same period in 2014.

IP Services

Revenues for IP services decreased 10%, to $62.4 million for the nine months ended September 30, 2015, compared to $69.4 million for the same period in 2014. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and customer churn.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 10%, to $26.3 million for the nine months ended September 30, 2015, compared to $29.3 million for the same period in 2014. This decrease was primarily due to lower variable costs related to lower revenue.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $61.8 million and $63.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Stock-based compensation, net of amount capitalized, increased to $6.2 million during the nine months ended September 30, 2015 compared to $5.7 million during the same period in 2014. The increase was due to a net $1.4 million of executive transition stock-based compensation awards and forfeitures, partially offset by the decreased vesting of awards in connection with the iWeb acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2015	2014
Direct costs of customer support	$1,225	$970
Sales and marketing	1,371	788
General and administrative	3,604	3,917
	$6,200	$5,675

Direct Costs of Customer Support. Direct costs of customer support decreased slightly to $27.4 million during the nine months ended September 30, 2015 compared to $27.6 million during the same period in 2014.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies decreased to $2.6 million during the nine months ended September 30, 2015 compared to $4.5 million during the same period in 2014. The decrease is primarily related to an intangible asset that we fully amortized in early 2015 resulting in less amortization expense in the nine-month period in 2015 than in the same period in 2014.

Sales and Marketing. Sales and marketing costs decreased to $28.3 million during the nine months ended September 30, 2015 compared to $28.9 million during the same period in 2014. The decrease is primarily related to a $0.9 million decrease in commissions, a $0.8 million decrease in marketing programs, partially offset by a $0.5 million increase in cash-based compensation and a $0.6 million increase in stock-based compensation.

General and Administrative. General and administrative costs decreased to $34.3 million during the nine months ended September 30, 2015 compared to $34.4 million during the same period in 2014. The decrease was primarily due to a $3.0 million decrease in cash-based compensation from reduced headcount and bonus accrual, a $1.7 million decrease in stock-based compensation, partially offset by executive transition costs of $1.7 million for bonus and severance, a net $1.4 million in executive transition stock-based compensation awards and $0.9 million in strategic alternatives and related costs for legal and other professional fees.

Depreciation and Amortization. Depreciation and amortization increased to $64.8 million during the nine months ended September 30, 2015 from $54.8 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, private network access point infrastructure and capitalized software and $9.5 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration of the iWeb trade name in note 3 to the accompanying consolidated financial statements.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $1.2 million during the nine months ended September 30, 2015 compared to $3.0 million during the same period in 2014. The decrease was primarily due the more significant charges during the same period in 2014 related to initial exit activity charges related to ceasing use of a portion of data center space and subsequent plan adjustments.

Interest Expense. Interest expense increased to $20.6 million during the nine months ended September 30, 2015 from $20.0 million during the same period in 2014. The increase was primarily due to increased borrowings under our credit agreement.

Nonoperating (Income) Expenses - Other, Net. Nonoperating (income) expenses – other, net was $0.8 million of income during the nine months ended September 30, 2015, as compared to $0.3 million of expenses during the same period in 2014. The increase in income was primarily due to foreign currency gains during the nine months ended September 30, 2015.

Benefit for Income Taxes. The benefit for income taxes increased to $1.7 million during the nine months ended September 30, 2015 from $1.0 million during the same period in 2014. The increase was primarily due to the change in benefit for the operational results of iWeb, partially offset by a $1.7 million reserve recorded against U.K. net deferred tax assets.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBITDA as loss from operations plus depreciation and amortization, loss (gain) on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation, acquisition costs and strategic alternatives and related costs.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,
	2015	2014
Loss from operations	$(9,185)	$(3,035)
Depreciation and amortization, including amortization of acquired and developed technologies	24,631	20,915
Loss on disposal of property and equipment, net	99	—
Exit activities, restructuring and impairments	920	56
Stock-based compensation	2,435	1,778
Strategic alternatives and related costs(1)	852	—
Adjusted EBITDA	$19,752	$19,714

(1)	Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in “General and administrative” in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.

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

We have a history of quarterly and annual period net losses. During the three and nine months ended September 30, 2015, we had a net loss of $14.2 million and $37.2 million, respectively. As of September 30, 2015, our accumulated deficit was $1.1 billion. We continue to analyze our business to control our costs, principally through making process enhancements and renegotiating network contracts for more favorable pricing and terms. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

We monitor and review our performance and operations in light of global economic conditions, which could impact the ability of our customers to meet their obligations to us, which could delay collection of accounts receivable and increase our provision for doubtful accounts.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for an initial $300.0 million term loan and a $50.0 million revolving credit facility. As of September 30, 2015, the term loan had an outstanding principal amount of $294.8 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of September 30, 2015, the revolving credit facility, expiring in November 2018, had an outstanding balance of $31.0 million and we issued $6.3 million in letters of credit, resulting in $12.7 million in borrowing capacity. As of September 30, 2015, the interest rate on the term loan was 6% and the revolving credit facility was 4.7%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of September 30, 2015, we were in compliance with these covenants.

Cash Flows

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 was $22.4 million. We positively impacted cash from operations as a result of adjustments for non-cash items from our net loss of $36.0 million, while changes in operating assets and liabilities used cash from operations of $13.6 million, which was primarily due to $11.6 million of payments on accounts payable and other operating liabilities. Together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, we expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $42.4 million, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $18.6 million, primarily due to $21.0 million of proceeds from the revolving credit facility and a net $6.0 million from stock option activity, partially offset by principal payments of $8.0 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

In previous years, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.3 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At September 30, 2015, we had an interest rate swap on 50% of our current term loan balance through December 30, 2016 with a LIBOR floor fixed rate of 1.5%. We summarize the interest rate swap in note 5 to our accompanying consolidated financial statements.

As of September 30, 2015, the balance of our long-term debt was $294.8 million on the term loan and $31.0 million on the revolving credit facility. At September 30, 2015, the interest rates on the term loan and revolving credit facility were 6% and 4.7%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $3.3 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of September 30, 2015, the majority of our revenue is currently in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2015, we realized foreign currency gains of $0.3 million of $0.8 million, respectively, which we included as a non-operating item in “Other, net,” and we recorded unrealized foreign currency translation gains of less than $0.1 million and losses of $0.1 million, respectively, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 30, 2017. During the three and nine months ended September 30, 2015, we recorded unrealized losses of $0.2 million and $0.4 million, respectively, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 18, 2015, a purported stockholder filed a putative class action complaint in the Superior Court of Fulton County of the State of Georgia against us, the current members of our board of directors and Jefferies Finance LLC (“Jefferies”). The complaint is captioned Grisolia v. Internap Corp., et al., Case No. 2015cv265926 (Ga. Sup. Ct.). The complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties, and that Jefferies aided and abetted such breaches, in connection with the credit agreement described in this filing. The complaint alleges that the credit agreement contains a so-called “dead hand proxy put” provision that (a) defines the election of a majority of directors whose initial nomination arose from an actual or threatened proxy contest to be an event of default that triggers the lenders’ right to accelerate payment of the debt outstanding under the credit agreement; and (b) thereby allegedly coerces stockholders and entrenches the members of the Board of Directors. The Plaintiff further claims that Jefferies aided and abetted the alleged breach of fiduciary duties by including the provisions in the credit agreement and encouraging our board of directors to accept them. The complaint seeks, among other things, declaratory and injunctive relief, as well as an award of costs and disbursements, including attorneys’ and experts’ fees. During the three months ended September 30, 2015, we recorded $0.5 million as litigation expense in “General and administrative” in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.

On October 30, 2015, the Company and our lenders amended the credit agreement to remove the provision which is the subject of the litigation (a copy of the amendment is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by us on November 5, 2015). We believe we have meritorious defenses to the claims asserted in the lawsuit including that the lawsuit is now moot.  We do not believe that the ultimate costs of this complaint will be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2015	883	$9.43	—	—
August 1 to 31, 2015	51,094	8.55	—	—
September 1 to 30, 2015	3,108	5.92	—	—
Total	55,085	$8.42	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ John D. Maggard
John D. Maggard
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 5, 2015

