Form 10-K
period 2015-12-31
Internap Corp
filed 2016-02-18
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $215,675,359 based on a closing price of $9.25 on June 30, 2015, as quoted on the NASDAQ Global Market.

As of February 1, 2016, 55,895,061 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held May 26, 2016 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

The Growth of the Digital Economy

The digital economy continues to impact existing business models with a new generation of networked applications. Widespread adoption of mobile Internet devices combined with rising expectations around the performance and availability of both consumer and business applications places increasing pressure on enterprises to deliver a seamless end-user experience on any device at any time at any location. Simultaneously, Software-as-a-Service models have changed data usage patterns with information traditionally maintained on individual machines and back-office servers now being streamed across the Internet. These applications require new diligence and focus on predictable performance and data security. Finally, the growth of big data analytics is giving rise to a new breed of “fast data” applications that collect and analyze massive amounts of data in real time to drive immediate business decisions – for example, real-time ad bidding platforms and personalized e-commerce portals.

The Outsourcing of IT

As distributed applications, security concerns and compliance issues are placing new burdens on the traditional IT model and driving new costs and complexity, IT organizations are increasingly turning to infrastructure outsourcing to free up valuable internal resources to focus on their core business, improve service levels and lower the overall cost of their IT operations. The macro-economic trends over the past several years have led to a reduction of operating and capital budgets. Companies are forced to balance this growing complexity with a cost-cutting culture and staff resource limitations that require they do more with less.

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

Internap provides high-performance, hybrid Internet infrastructure services that make our customers’ applications faster and more scalable. We offer:

●	hybrid infrastructure services: customers can mix and match cloud, hosting and colocation for the optimal combination of services to meet specific application and business requirements;
●	availability across a global network of data centers;
●	patented network services that leverage our proprietary technologies to maximize uptime and minimize latency for customer applications; and
●	services backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

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

We sell our data center services at 51 data centers across North America, Europe and the Asia-Pacific region. We refer to 15 of these facilities as “company-controlled,” meaning we control the data center operations, staffing and infrastructure and have negotiated long-term leases for the facilities. At December 31, 2015, we reclassified one of our previously identified company-controlled facilities, located in Montreal, to available for sale as we had put the property on the market to sell and migrated most of the customers to one of our other Montreal company-controlled locations. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 36 data centers as “partner” sites. In these locations, a third party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

Within the data center services segment, we identify between “core” and “partner colocation” revenues. Core revenues are from our company-controlled colocation, hosting and cloud services. Partner colocation revenues are from our partner sites.

Internet Protocol Services Segment

Our Internet Protocol (“IP”) services segment includes our patented Performance IP™ service, content delivery network (“CDN”) services, IP routing hardware and software platform and Managed Internet Route Optimizer Controller. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP services provide high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP services through 86 IP service points around the world.

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

Operational Alignment

As part of our ongoing efforts to streamline our operations and drive efficiencies, following year-end we evaluated our operational model and re-aligned several departmental structures and personnel. We have completed the following actions to date:

•	combining the marketing and business development organizations into a single group with a unified vision;

•	re-aligning parts of our customer support organization to enable enhanced focus on supporting individual lines of business; and

•	merging management of our Network Operations Centers (“NOCs”) under the operations team which they support.

We will continue to evaluate and implement changes in people, process, and systems to improve efficiency and effectiveness. In addition, we are evaluating how these changes will affect our financial reporting.

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

Financial Information about Geographic Areas

During each of the years ended December 31, 2015 and 2014, we derived more than 10% of our total revenues from operations outside the United States. During the year ended December 31, 2013, we derived less than 10% of our total revenues from operations outside the United States. We summarize our geographic information in note 12 to the accompanying consolidated financial statements.

Research and Development

Research and development costs are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $2.2 million, $2.8 million and $2.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. These costs do not include $6.5 million, $8.5 million and $7.5 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2015, 2014 and 2013, respectively.

Customers

As of December 31, 2015, we had approximately 11,000 customers in various industries. We serve the following key industries: software and Internet, including advertising technology; media and entertainment, including gaming; business services; hosting and IT infrastructure; health care technology infrastructure and telecommunications. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, steady price erosion and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price and brand recognition. We believe that we can compete on the basis of these factors to varying degrees. Our current and potential competition primarily consists of:

●	colocation, hosting and cloud providers, including Amazon Web Services; CenturyLink, Inc.; CyrusOne Inc.; Digital Realty Trust, Inc.; Equinix, Inc.; Microsoft Azure; Rackspace Hosting, Inc.; Softlayer (IBM); and QTS Realty Trust, Inc.; and
●	ISPs that provide connectivity services and storage solutions, including AT&T Inc.; Akamai Technologies, Inc.; Cogent Communications Holdings, Inc.; Level 3 Communications, Inc.; Verizon Communications Inc. and Zayo Group, LLC.

Our Competitive Differentiation

Internap aims to be the partner of choice for people developing the world’s most innovative applications by creating and operating the best-performing Internet infrastructure. We are uniquely positioned to help our customers make their applications faster and more scalable in the following ways:

Our High-Performance Service Offering

Providing the best performing infrastructure services is in Internap’s DNA. The company was founded 20 years ago to provide a better way to deliver packets across the Internet and, today, our Performance IP service is a leading standard for business Internet connectivity. As we have expanded and evolved our business, delivering the best performance has remained our focus starting with the design of company-controlled data centers, which are the foundation for our hybrid infrastructure services and feature industry-leading power densities and complete infrastructure redundancy to efficiently support business growth while minimizing downtime.

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

Our Customer Support

Ultimately, our services are only as strong as the people behind them. Internap’s award-winning, fully-redundant NOCs deliver outstanding service and act as a virtual extension of our customers’ infrastructure teams. Our NOCs are staffed by experienced engineers who proactively monitor our services and network to resolve issues before problems arise. The performance and availability of our services is mission-critical to our customers and we guarantee those services with a competitive SLA, which features proactive alerts and credits.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect our proprietary technology. As of December 31, 2015, we had 22 patents (17 issued in the United States and 5 issued internationally) that extend to various dates between 2017 and 2031, and 14 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2015, we had approximately 650 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages.

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

Our failure to anticipate new technology trends that may eventually become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but will not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. Technological advances in computer processing, storage, capacity, component size or power management could result in a decreased demand for our data center and hosting services. Likewise, if the Internet backbone becomes subject to a form of central management or gatekeeping control, or if ISPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our IP and CDN services could be materially and adversely affected.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

The markets in which we compete are constantly evolving. The process of expending research and development to create new services and products, and the technologies that support them is expensive, time and labor intensive and uncertain. We may not understand the market demand for new services and products or not be able to overcome technical problems with new services and products. The demand for top research and development talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development in a cost-effective manner to acquire talent, develop and introduce new services, products and upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

●	developing or expanding efficient sales channels;

●	sourcing, identifying, obtaining and maintaining qualified research and development staff with the appropriate skill and expertise;
●	managing the length of the development cycle for new products and product enhancements;
●	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors’ and customers’ services and products;
●	entering into new or unproven markets where we have limited experience;
●	managing new service and product service strategies and integrating them with our existing services and products;
●	incorporating acquired products and technologies;
●	trade compliance issues affecting our ability to ship new products to international markets; and
●	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and upgrades are not technologically competitive or do not achieve market acceptance, we may experience a decrease in our revenues and earnings.

Failure to retain existing customers will cause our revenue to decline.

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain our current customers or attract new ones. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these agreements may not be renewed at the same price or level of service, if at all. Due to the upfront costs of implementing IT infrastructure services, if our customers do not renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional infrastructure on-line.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

●	their level of satisfaction with our services;
●	our ability to provide features and functionality demanded by our customers;
●	the prices of our services compared to our competitors;
●	technological advances that allow customers to meet their needs with fewer infrastructure resources;
●	mergers and acquisitions affecting our customer base; which include a significant number of technology customers that are potentially attractive acquisition targets; and
●	reduction in our customers’ spending levels.

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

Adding data center space involves capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. Errors or imprecision in these estimates or the data on which the estimates are based could result in either an oversupply or undersupply of space in a particular market and cause actual results to differ materially from expected results and correspondingly have a material adverse impact on our business, consolidated financial condition, results of operations and cash flows.

Pricing pressure may continue to decrease our revenue for certain services.

Pricing for Internet connectivity, data transit and data storage services has declined in recent years and may continue to decline, which would continue to impact our IP services segment. By bundling their services and reducing the overall cost of their service offerings, certain of our competitors may be able to provide customers with reduced costs in connection with their Internet connectivity, data transit and data storage services or private network services, thereby significantly increasing the pressure on us to decrease our prices. Increased price competition, price deflation and other related competitive pressures have eroded, and could continue to erode, our revenue and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on ISPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions to our customers even if accompanied with an increased number of customers.

Some of our competitors for data center services may adopt aggressive pricing policies. Many of our competitors for cloud services have substantially greater financial resources and may adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services. Such competitive actions could cause us to lower prices for certain products or services to remain competitive in the market. In addition, we have seen and may continue to see increased competition for colocation services from wholesale data center providers, such as large real estate companies. Rather than leasing available space to large single tenants, wholesale data center providers may decide to convert the space instead to smaller units designed for retail colocation use. As a result of such competition, we could suffer from downward pricing pressure and the loss of customers, which would negatively impact our business, financial condition and results of operations.

The market in which we operate is highly competitive and has experienced recent consolidation which may continue, and we may lack the financial and other resources, expertise, scale or capability necessary to capture increased market share or maintain our market share.

We compete in a rapidly evolving, highly competitive market which has been, and is likely to continue to be, characterized by overcapacity, industry consolidation and continued pricing pressure. In addition, our competitors may acquire software-application vendors or technology providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry and may be able to:

●	develop and expand their IT infrastructure and service offerings more rapidly;
●	adapt to new or emerging technologies and changes in customer requirements more quickly;
●	take advantage of acquisitions and other opportunities more readily;
●	borrow at more competitive rates or otherwise take advantage of capital resources not available to us; or
●	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

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

Many of our IT infrastructure services are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to outsource some or all of its IT infrastructure typically involves a significant commitment of resources. Some customers may be reluctant to purchase our services due to their inability to accurately forecast future demand, delay in decision-making or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, enhanced data privacy and retention legislation and various energy regulations, as well as law enforcement surveillance and anti-terrorism initiatives targeting instant messaging applications, for example. For example, if the FCC were to impose federal Universal Service Fund requirements on a number of our managed hosting services such as virtual private network, dedicated IP and other enterprise customer services, that could raise our costs, and potentially require us to charge more for our services than we currently do and negatively impact our business. Additionally, we must comply with federal and state consumer protection laws. Finally, other potential laws and regulations targeted at goods or services that are cost inputs necessary to operate our managed service and colocation offerings, could have a negative impact on us. These factors may impact the delivery of our services by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

In April 2015, the Federal Communications Commission (the “FCC”) adopted new Open Internet rules reclassifying broadband Internet access as a regulated Title II “telecommunications service.” The Title II regulation subjects ISPs to common carrier regulations, including prohibiting “unjust and unreasonable practices” and discriminatory practices under the Communications Act, regulation of consumer privacy and other common carrier regulations. While we are not an ISP nor a broadband Internet access provider, many of our customers have Internet businesses and rely on us for Web hosting, colocation of Web servers and routers and cloud services. If certain broadband access providers were to unreasonably interfere or disadvantage certain of our Internet edge provider customers by not allowing consumers to access them under comparable rates and service terms, then that could harm our business.

The 2015 Open Internet Order also established “bright line rules” that prohibit an ISP from blocking, throttling (impairing or degrading lawful Internet traffic on the basis of content, applications or service), and paid prioritization or “fast lanes,” including for ISP affiliates. The new rules also enhance the existing transparency requirements for service quality disclosures to broadband services customers and set a standard of conduct for ISPs. Several challenges to the Commission’s 2015 Open Internet Order are pending before the D.C. Circuit Court of Appeals, which should be decided in 2016, including the Commission’s reclassification of broadband Internet access as a Title II telecommunications service. .

If upheld by the D.C. Court of Appeals, it is unclear what the long-term impact will be of the new Open Internet regulations. Commercial arrangements for the exchange of traffic with broadband Internet providers and treatment of edge provider offerings by broadband providers now fall within the scope of Title II, however, the Commission has stated that regulatory complaints about such issues as usage-based pricing plans by consumers or “zero rating” sponsored data plans by edge provider will be evaluated on a no-unreasonable interference/disadvantage standard on a case-by-case basis, making it very uncertain how such practices will be regulated, if at all.

A legislative amendment proposed in 2015 to amend the Communications Act remains pending. The legislation would amend the Communications Act to expressly (a) classify broadband as an information service; (b) allow ISPs to offer “specialized services” or “services other than broadband Internet access service that are offered over the same network”; and (c) prohibit blocking of lawful content, throttling data and paid prioritization. The proposed legislative reforms would apply to both wireless and wireline broadband services. The amendment would override the Commission’s reclassification of broadband as a telecommunications service in the 2015 Open Internet Order. If this proposed legislation or similar legislation is enacted which does not treat broadband Internet access or the service interconnecting Internet content edge providers with ISPs as a telecommunications service, it could disadvantage our edge provider customers and adversely impact our business.

In another pending rulemaking, the FCC is proposing to regulate Internet-based video programming providers as multi-channel video programming distributors (“MVPDs”) as it currently does established cable television providers and satellite providers. The FCC has tentatively concluded that the traditional definition of MVPD requiring ownership of the video transmission path should be expanded to include Internet-based video programmers. This proceeding could directly impact the ability to compete for video programming of a number of Internap’s customers, and thereby impact the future use of Internap’s services.

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

In October 2015, the European Court of Justice invalidated Decision 2000/520, which provided a safe harbor for businesses to transfer personal data from European Union countries to the United States if the recipient company agreed to comply with Safe Harbor Privacy Principles. Since that time, the European Commission and the U.S. Department of Commerce have been negotiating a next generation Safe Harbor agreement to enable the transfer of personal data from E.U. countries to the U.S. and reduce the risk of enforcement actions being brought by E.U. member privacy regulators against U.S. companies for failing to adequately protect the transfer of personal data of E.U. citizens. On February 2, 2016, E.U. and U.S. officials announced the terms of a new U.S.-E.U. Safe Harbor agreement, referred to as the E.U.-U.S. Privacy Shield. The actual text of the EU-US Privacy Shield has yet to be agreed upon. Pending full agreement, the lack of a Safe Harbor for the transfer of personal data from E.U. countries to the U.S. raises concerns of potential enforcement actions brought by EU countries.

One of our subsidiaries offers Metro Connect Ethernet data transmission services to customers colocated at our data centers to enable expanded connectivity. These are regulated telecommunications services, which require our subsidiary to obtain regulatory certification(s) and often to maintain an approved tariff in most states in which these services are offered. There are various regulatory compliance requirements to operate as a telecommunications carrier, such as the filing of tariffs, annual reports and universal service reports.. We also must comply with state consumer protection laws in every state in which we operate. Failure to comply with any of these requirements could negatively impact our business.

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

We also depend on other companies to supply various key elements of our network infrastructure, including the network access loops between our network access points and our ISP, local loops between our network access points and our customers’ networks and certain end-user access networks. Pricing for such network access loops and local loops has risen over time and operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to similar availability and pricing issues.

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

Any failure of our physical IT infrastructure could lead to unexpected costs and disruptions that could harm our business reputation, consolidated financial condition, results of operations and cash flows.

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

Generally, our company-controlled data center leases provide us with the opportunity to renew the leases at our option for periods typically ranging from five to 10 years. Many of these options however, if renewed, provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease.

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

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at one or more of our NOCs, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or P-NAPs, any of which would seriously harm our business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue service credits as a result of such interruptions in service. If material, these credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

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

Our global operations may not be successful.

We operate globally in various locations. We may develop or acquire P-NAPs or complementary businesses in additional global markets. The risks associated with our global business operations include:

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

For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $48.4 million, $39.5 million and $19.8 million, respectively. At December 31, 2015, our accumulated deficit was $1.2 billion. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. Fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

●	competition and the introduction of new services by our competitors;
●	continued pricing pressures;
●	fluctuations in the demand and sales cycle for our services;
●	fluctuations in the market for qualified sales, customer support and retention and other personnel;
●	the cost and availability of adequate public utilities, including power;
●	our ability to obtain local loop connections to our P-NAPs at favorable prices; and
●	any impairments or restructurings charges that we may incur in the future.

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

Our existing credit agreement requires us to meet certain financial covenants related to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures, as well as negative and reporting covenants. These covenants protect the lenders and limit our ability to make certain operating decisions in the face of changing market dynamics. These covenants can be waived; however, the cost of doing so, which could be material, must be weighed against the opportunity created by adjusting the covenants. In addition, these covenants create liens on a majority our assets. If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, or obtain a waiver or forbearance of the covenants, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows. Finally, our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

Any failure to meet our debt obligations and other long-term commitments would damage our business.

As of December 31, 2015, our total debt, including capital leases, was $382.1 million. If we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, meet our covenants or amend our credit facility to modify the covenants, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable, if not waived. The result of which would seriously harm our business. If a waiver is required, it would come at a material cost to us.

We also have other long-term commitments for operating leases and service and purchase contracts totaling $103.0 million in the future with a minimum of $33.8 million payable in 2016. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would seriously harm our business.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2015, we had net operating loss carryforwards of $234.4 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2035. To the extent these net operating loss carryforwards are available; we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

We may face litigation and liability due to claims of infringement of third-party intellectual property rights and due to our customers’ use of our IT infrastructure services.

The IT infrastructure services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our IT infrastructure services infringe or may infringe proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. In addition, our customer agreements generally require us to indemnify our customers for expenses and liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant technology or a substitute technology on acceptable terms or redesign our services or products to avoid infringement, our ability to compete successfully in our market would be materially impaired.

In addition, our customers use our IT infrastructure services to operate and run certain aspects and functions of their businesses. From time-to-time, third parties may assert that our customers’ businesses, including the business aspects and functions for which they use our IT infrastructure services, infringe patent, copyright, trademark, trade secret or other intellectual property or legal rights. Our customers’ businesses may also be subject to regulatory oversight, governmental investigation, data breaches and lawsuits by their customers, competitors or other third parties based on a broad range of legal theories. Such third parties may seek to hold us liable on the basis of contributory or vicarious liability or other legal theories. Any such claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. If any such claim against us were to be successful, damages could be material and our ability to compete successfully in our market would be materially impaired.

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

The evaluation by our board of directors of strategic alternatives may have an adverse impact on our business and stock price.

A number of factors could adversely affect our business or stock price given this evaluation, including:

•	continued uncertainty for our customers, employees and stockholders which could make it difficult to capture new business, attract and retain talent and finance our operations;
•	distraction of management’s focus from executing on other strategic initiatives; and
•	creation of litigation risk.

In addition, the market could react negatively to our announcement that the board of directors has completed its evaluation of strategic alternatives.

Actions of stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

We have been, and may be in the future, subject to proposals by stockholders urging us to take certain corporate actions. If stockholder activities develop, our business could be adversely affected as responding to proxy contests or stockholder proposals and reacting to other actions by stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have been required to retain the services of various professionals to advise us on certain stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and cause our stock price to experience periods of volatility or stagnation.

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

ITEM 3. LEGAL PROCEEDINGS

On September 18, 2015, a purported stockholder filed a putative class action complaint in the Superior Court of Fulton County of the State of Georgia against us, the current members of our board of directors and Jefferies Finance LLC (“Jefferies”). The complaint was captioned Grisolia v. Internap Corp., et al., Case No. 2015cv265926 (Ga. Sup. Ct.) and alleged, among other things, that the members of our board of directors breached their fiduciary duties, and that Jefferies aided and abetted such breaches, in connection with the credit agreement described in this filing. The complaint alleged that the credit agreement contained a so-called “dead hand proxy put” provision that (a) defined the election of a majority of directors whose initial nomination arose from an actual or threatened proxy contest to be an event of default that triggers the lenders’ right to accelerate payment of the debt outstanding under the credit agreement; and (b) thereby allegedly coerced stockholders and entrenched the members of our board of directors. The Plaintiff further claimed that Jefferies aided and abetted the alleged breach of fiduciary duties by including the provisions in the credit agreement and encouraging our board of directors to accept them. The complaint sought, among other things, declaratory and injunctive relief, as well as an award of costs and disbursements, including attorneys’ and experts’ fees.

On October 30, 2015, we, along with our lenders, amended the credit agreement to remove the provision which was the subject of the litigation. The parties have agreed that the amendment moots the Plaintiff’s claims. The parties filed a stipulation of dismissal and, on January 28, 2016, the court entered an order dismissing the case. We recorded $0.4 million as litigation expense in “General and administrative” in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2015.

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

Year Ended December 31, 2015:	High	Low
Fourth Quarter	$7.80	$5.85
Third Quarter	9.99	5.75
Second Quarter	10.75	8.72
First Quarter	10.30	7.87

Year Ended December 31, 2014:	High	Low
Fourth Quarter	$8.35	$6.52
Third Quarter	7.39	6.27
Second Quarter	7.68	6.35
First Quarter	8.50	6.89

As of February 1, 2016, we had approximately 608 stockholders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock. We are prohibited from paying cash dividends under our credit agreement and do not anticipate paying any such dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

The following table provides information regarding our current equity compensation plans as of December 31, 2015 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,505	(2)	$7.35	2,165	(3)
Equity compensation plans not approved by security holders
Total	5,505		$7.35	2,165

(1)	Our equity compensation plans consist of the 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors’ Stock Option Plan. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in our capitalization.
(2)	This number includes the following: 1,257,527 shares subject to outstanding awards granted under the 2014 Stock Incentive Plan, 4,109,635 shares subject to outstanding awards granted under the 2005 Incentive Stock Plan as amended, 27,727 shares subject to outstanding awards granted under the 2000 Non-Officer Equity Incentive Plan and 110,080 shares subject to outstanding awards granted under the 1999 Non-Employee Directors’ Stock Option Plan.
(3)	This number includes shares remaining available for issuance under the 2014 Stock Incentive Plan. We may not issue additional equity awards under any other plan.

On May 30, 2015, we issued 60,760 shares of common stock to our non-employee directors under the 2014 Stock Incentive Plan. We relied on the exemption set forth under Section 4(a)(2) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We have no publicly announced plans or programs for the repurchase of securities. The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2015	2,174	$6.05	—	—
November 1 to 30, 2015	725	7.20	—	—
December 1 to 31, 2015	55,599	6.48	—	—
Total	58,498	$6.47	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below from our audited consolidated financial statements. You should read the following in conjunction with the accompanying consolidated financial statements and related notes contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013(1)	2012	2011(2)
(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues	$318,293	$334,959	$283,342	$273,592	$244,628
Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below	131,440	144,946	132,012	130,954	120,310
Direct costs of customer support	36,475	36,804	29,687	26,664	21,278
Direct costs of amortization of acquired and developed technologies	3,450	5,918	4,967	4,718	3,500
Sales and marketing	37,497	37,845	31,800	31,343	29,715
General and administrative	43,169	43,902	42,759	38,635	33,952
Depreciation and amortization	89,205	75,251	48,181	36,147	36,926
Loss (gain) on disposals of property and equipment, net	674	112	9	(55)	37
Exit activities, restructuring and impairments	2,278	4,520	1,414	1,422	2,833
Total operating costs and expenses	344,188	349,298	290,829	269,828	248,551
(Loss) income from operations	(25,895)	(14,339)	(7,487)	3,764	(3,923)
Non-operating expenses	26,408	26,775	12,841	7,849	3,866
Loss before income taxes and equity in (earnings) of equity-method investment	(52,303)	(41,114)	(20,328)	(4,085)	(7,789)
(Benefit) provision for income taxes	(3,660)	(1,361)	(285)	453	(5,612
Equity in (earnings) of equity-method investment, net of taxes	(200)	(259)	(213)	(220)	(475)
Net loss	$(48,443)	$(39,494)	$(19,830)	$(4,318)	$(1,702)

Net loss per share:
Basic and diluted	$(0.93)	$(0.77)	$(0.39)	$(0.09)	$(0.03)

	December 31,
	2015	2014	2013(1)	2012	2011(2)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$17,772	$20,084	$35,018	$28,553	$29,772
Total assets	555,555	591,784	614,241	400,712	356,710
Credit facilities, due after one year, and capital lease obligations, less current portion	370,693	356,686	346,800	136,555	94,673
Total stockholders’ equity	114,436	150,336	182,210	195,605	192,170

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Financial Data:
Capital expenditures, net of equipment sale-leaseback transactions	$57,157	$77,408	$62,798	$74,947	$68,542
Net cash flows provided by operating activities	40,208	53,248	33,683	43,742	28,630
Net cash flows used in investing activities	(57,157)	(75,727)	(208,086)	(79,697)	(96,265)
Net cash flows provided by financing activities	15,290	7,924	180,810	34,571	37,901

(1)	On November 26, 2013, we completed our acquisition of iWeb. We allocated the purchase price to iWeb’s net tangible and intangible assets based on their estimated fair values as of November 26, 2013. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill.
(2)	On December 30, 2011, we completed our acquisition of Voxel Holdings, Inc. (“Voxel”). We allocated the purchase price to Voxel’s net tangible and intangible assets based on their estimated fair values as of December 30, 2011. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill. In addition, as a result of our purchase price accounting, our net loss was reduced by a $6.1 million deferred tax benefit that offset our existing income tax expense of $0.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report on Form 10-K.

2015 Financial Highlights and Outlook

We believe all successful companies need to compete well in three dimensions: market, product and execution.

Market

We compete in a very large total addressable market that has seen recent growth between 10% and 20%. In addition, the market remains fragmented and, given our current size and revenue base, we believe we have an opportunity for growth. Our ability to take advantage of this market depends, in large part, on effective positioning with our target customers who understand and value the performance capabilities of our offerings.

Product

At a high level, there are two primary strategies to successfully compete in the IT infrastructure services market. The first strategy is to compete on scale and low cost. The second strategy is to compete as a value-added solutions provider with a differentiated and integrated product set. We are pursuing this second strategy. Our high-performance, hybrid infrastructure services position us to compete with a performance-based value proposition. We continue to invest in innovation and patentable technology to enhance our differentiated high-performance value proposition, in the areas of cloud, hosting and patented IP.

Execution

We put in place key growth initiatives in 2015 to improve company-wide growth, including salesforce productivity initiatives, proactive churn mitigation and account management and new and enhanced product and service offerings. We will continue to focus on these and other initiatives with a goal to drive growth and efficiencies. In addition to these growth initiatives, in early 2016, we began to restructure our business as noted in “Part I – Item 1. Business” with a goal of re-aligning our operations to streamline processes, cut costs and gain efficiencies. We expect these initiatives to drive stockholder value over the next 12 to 18 months.

Results

We continued our efforts to shift our product mix to the more profitable parts of our business, specifically core data center services, which includes company-controlled colocation, hosting and cloud services. Shifting our product mix to higher margin core data center services allows us to more efficiently utilize our company-controlled data center space and increase the revenue per square foot of occupied space. Additionally, we believe our ability to increase average revenue per customer is indicative of not only the trend toward companies outsourcing their IT services, but also reflective of our ability to capture a larger proportion of the enterprise customers spend for high-performance IT infrastructure services.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, a non-GAAP performance measure, increased 150 basis points to 25.0% for the year ended December 31, 2015, compared to 23.5% for the same period in 2014. We calculate adjusted EBITDA margin as adjusted EBITDA, defined below in “—Non-GAAP Financial Measures,” as a percentage of revenues. We will continue to focus on enhancing margin in 2016 through product mix shift, hybridized product offerings and other efficiency initiatives.

Non-GAAP Financial Measures

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measures of adjusted EBITDA and adjusted EBITDA margin, discussed above in “—2015 Financial Highlights and Outlook,” to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBITDA as loss from operations plus depreciation and amortization, loss (gain) on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation, strategic alternatives and related costs and acquisition costs.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, income from operations or other GAAP measures as an indicator of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2015	2014	2013
Loss from operations	$(25,895)	$(14,339)	$(7,487)
Depreciation and amortization, including amortization of acquired and developed technologies	92,655	81,169	53,148
Loss on disposals of property and equipment, net	674	112	9
Exit activities, restructuring and impairments	2,278	4,520	1,414
Stock-based compensation	8,781	7,182	6,743
Strategic alternatives and related costs(1)	1,133	—	—
Acquisition costs	—	85	4,210
Adjusted EBITDA	$79,626	$78,729	$58,037

(1)	Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in “General and administrative” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life, which was approximately six years for 2015, 2014 and 2013.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost of the acquired technologies over their useful lives of five to eight years and 10 to 15 years for customer relationships and trade names. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

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

Exit Activities and Restructuring

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. If we make such a change, we will estimate the costs to exit a business, location, service contract or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. If circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding exit activities and restructuring charges include probabilities of future events, such as our ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. We monitor market conditions at each period end reporting date and will continue to assess our key assumptions and estimates used in the calculation of our exit activities and restructuring accrual.

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

Based on an analysis of our historic and projected future U.S. pre-tax income, we do not have sufficient positive evidence to expect a release of our valuation allowance against our U.S. deferred tax assets currently or within the next 12 months; therefore, we continue to maintain the full valuation allowance in the U.S.

Based on an analysis of past 12 quarters and projected future pre-tax income, we concluded that there is no longer sufficient positive evidence to support U.K.’s deferred tax assets position. Therefore, we established a full valuation allowance against U.K. deferred tax assets in 2015.

We reached the same conclusion regarding our foreign jurisdictions, other than the Canada, Germany and the Netherlands. Accordingly, we continue to maintain the full valuation allowance in all foreign jurisdictions, other than Canada, Germany and the Netherlands.

During 2015, the weight of positive evidence exceeded the weight of negative evidence for Germany and the Netherlands’ deferred tax assets. Accordingly, we released the valuation allowance set against Germany and the Netherlands’ deferred tax assets.

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

Direct Costs of Amortization of Acquired and Developed Technologies

Direct costs of amortization of acquired and developed technologies are for technologies that are an integral part of the services we sell, which were acquired through business combinations or developed internally. We record amortization using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life. We amortize the cost over their useful lives of five to eight years. At December 31, 2015, the carrying value of the acquired and developed technologies was $9.0 million and the weighted average remaining life was approximately 4.0 years.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2014 to 2015		Increase (decrease) from 2013 to 2014
	2015	2014	2013	Amount	Percent	Amount	Percent
Revenues:
Data center services:
Core	$194,102	$195,373	$133,970	$(1,271)	(1)%	$61,403	46%
Partner	42,053	47,250	51,177	(5,197)	(11)	(3,927)	(8)
Total data center services	236,155	242,623	185,147	(6,468)	(3)	57,476	31
IP services	82,138	92,336	98,195	(10,198)	(11)	(5,859)	(6)
Total revenues	318,293	334,959	283,342	(16,666)	(5)	51,617	18

Operating costs and expenses:
Direct costs of network, sales and services, exclusive of depreciation and amortization, shown below:
Data center services:
Core	66,462	70,998	55,270	(4,536)	(6)	15,728	28
Partner	30,923	35,161	37,294	(4,238)	(12)	(2,133)	(6)
Total data center services	97,385	106,159	92,564	(8,774)	(8)	13,595	15
IP services	34,055	38,787	39,448	(4,732)	(12)	(661)	(2)
Direct costs of customer support	36,475	36,804	29,687	(329)	(1)	7,117	24
Direct costs of amortization of acquired and developed technologies	3,450	5,918	4,967	(2,468)	(42)	951	19
Sales and marketing	37,497	37,845	31,800	(348)	(1)	6,045	19
General and administrative	43,169	43,902	42,759	(733)	(2)	1,143	3
Depreciation and amortization	89,205	75,251	48,181	13,954	19	27,070	56
Loss on disposal of property and equipment, net	674	112	9	562	500	103	—
Exit activities, restructuring and impairments	2,278	4,520	1,414	(2,242)	(50)	3,106	220
Total operating costs and expenses	344,188	349,298	290,829	(5,110)	(1)	58,469	20
Loss from operations	$(25,895)	$(14,339)	$(7,487)	$(11,556)	(81)	$(6,852)	(92)
Interest expense	$27,596	$26,742	$11,346	$854	3	$15,396	136
Benefit for income taxes	$(3,660)	$(1,361)	$(285)	$(2,299)	(169)%	$(1,076)	(378)%

Segment Information

We operate in two business segments: data center services and IP services. Segment results for each of the three years ended December 31, 2015 are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Data center services	$236,155	$242,623	$185,147
IP services	82,138	92,336	98,195
Total revenues	318,293	334,959	283,342

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	97,385	106,159	92,564
IP services	34,055	38,787	39,448
Total direct costs of network, sales and services, exclusive of depreciation and amortization	131,440	144,946	132,012

Segment profit:
Data center services	138,770	136,464	92,583
IP services	48,083	53,549	58,747
Total segment profit	186,853	190,013	151,330

Exit activities, restructuring and impairments	2,278	4,520	1,414
Other operating expenses, including direct costs of customer support, depreciation and amortization	210,470	199,832	157,403
Loss from operations	(25,895)	(14,339)	(7,487)
Non-operating expense	26,408	26,775	12,841
Loss before income taxes and equity in (earnings) of equity-method investment	$(52,303)	$(41,114)	$(20,328)

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

Years Ended December 31, 2015 and 2014

Data Center Services

Revenues for data center services decreased 3% to $236.2 million for the year ended December 31, 2015, compared to $242.6 million for the same period in 2014. The decrease was primarily due to a $6.3 million reduction in revenue resulting from customer churn as we migrated out of the New York metro data center into our Secaucus data center and other churn from a small number of large customers. The decrease in partner colocation revenue was primarily due to our strategy to focus on selling into our company-controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, decreased 8% to $97.4 million for the year ended December 31, 2015, compared to $106.2 million for the same period in 2014. The decrease in direct costs was primarily due to the New York metro data center migration, ongoing cost reduction efforts and lower variable costs related to lower revenue.

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

We will continue to focus on increasing revenues from company-controlled facilities as compared to partner sites. We also expect direct costs of data center services as a percentage of corresponding revenues to decrease as our new and recently-expanded company-controlled data centers continue to contribute to revenue and become more fully occupied. This is evidenced by the improvement in direct costs of data center services as a percentage of corresponding revenues of 41% during the year ended December 31, 2015, compared to 44% during the same period in 2014.

IP Services

Revenues for IP services decreased 11% to $82.1 million for the year ended December 31, 2015, compared to $92.3 million for the same period in 2014. The decrease continues to be driven by a decline in IP pricing for new and renewing customers and customer churn.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 12% to $34.1 million for the year ended December 31, 2015, compared to $38.8 million for the same period in 2014. This decrease was primarily due to lower variable costs related to lower revenue.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during 2015. Technological improvements and excess capacity have been the primary drivers for lower pricing of IP services.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $81.1 million and $81.0 million for the years ended December 31, 2015 and 2014, respectively.

Stock-based compensation, net of amount capitalized, increased to $8.8 million during the year ended December 31, 2015 from $7.2 million during the same period in 2014. The increase was due to a net $1.8 million of executive transition stock-based compensation awards and forfeitures, partially offset by a net $0.7 million for the decreased vesting of awards in connection with the iWeb acquisition. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2015	2014
Direct costs of customer support	$1,901	$1,448
Sales and marketing	2,101	1,147
General and administrative	4,779	4,587
	$8,781	$7,182

Direct Costs of Customer Support. Direct costs of customer support decreased to $36.5 million during the year ended December 31, 2015 from $36.8 million during the same period in 2014.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies decreased to $3.5 million during the year ended December 31, 2015 from $5.9 million during the same period in 2014. The decrease is primarily related to an intangible asset that we fully amortized in early 2015 resulting in less amortization expense in 2015 than in 2014.

Sales and Marketing. Sales and marketing costs decreased to $37.5 million during the year ended December 31, 2015 from $37.8 million during the same period in 2014. The decrease is primarily related to a $0.7 million decrease in commissions, a $1.6 million decrease in marketing programs, partially offset by a $0.7 million increase in cash-based compensation and a $1.0 million increase in stock-based compensation.

General and Administrative. General and administrative costs decreased to $43.2 million during the year ended December 31, 2015 from $43.9 million during the same period in 2014. The decrease was primarily due to a $3.2 million decrease in cash-based compensation from reduced headcount and bonus accrual, a $1.6 million decrease in stock-based compensation and a $0.7 million decrease in taxes, partially offset by executive transition costs of $1.7 million for bonus and severance, a net $1.8 million in executive transition stock-based compensation awards and $1.1 million in strategic alternatives and related costs for legal and other professional fees.

Depreciation and Amortization. Depreciation and amortization increased to $89.2 million during the year ended December 31, 2015 from $75.3 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, including increased power capacity and servers, network infrastructure and capitalized software, and $14.0 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration of the iWeb trade name in note 7 to the accompanying consolidated financial statements.

Exit Activities, Restructuring and Impairments. Exit activities and impairments decreased to $2.3 million during the year ended December 31, 2015 from $4.5 million during the same period in 2014. The decrease was primarily due the more significant charges during the same period in 2014 related to initial exit activity charges related to ceasing use of a portion of data center space and subsequent plan adjustments.

Interest Expense. Interest expense increased to $27.6 million during the year ended December 31, 2015 from $26.7 million during the same period in 2014. The increase was primarily due to increased borrowings under our credit agreement.

Benefit for Income Taxes. Benefit for income taxes increased to $3.7 million during the year ended December 31, 2015 from $1.4 million during the same period in 2014. The increase was primarily due to the change in benefit for the operational results of iWeb, partially offset by a $1.7 million reserve recorded against U.K. net deferred tax assets.

Years Ended December 31, 2014 and 2013

Data Center Services

Revenues for data center services increased 31% to $242.6 million for the year ended December 31, 2014, compared to $185.1 million for the same period in 2013. The increase was primarily due to net revenue growth in our core data center services, which includes company-controlled colocation, hosting and cloud services, and $43.2 million of revenue attributable to iWeb. Revenue growth benefited from higher average revenue per customer and the capturing of a larger proportion of the enterprise customer spend for high performance services with our hybrid platform of colocation, hosting and cloud services. In addition, the benefit of our hybrid strategy was also reflected in an increase in the revenue per square foot generated from our company-controlled data centers.

Direct costs of data center services, exclusive of depreciation and amortization, increased 15% to $106.2 million for the year ended December 31, 2014, compared to $92.6 million for the same period in 2013. The increase in direct costs was primarily due to revenue growth, with an increasing proportion of higher margin core data center services, and $7.8 million of direct costs attributable to iWeb, offset by cost reduction efforts. Our focus on company-controlled data centers helped drive the improvement in direct costs of data center services as a percentage of corresponding revenues of 44% during the year ended December 31, 2014, compared to 50% during the same period in 2013.

IP Services

Revenues for IP services decreased 6% to $92.3 million for the year ended December 31, 2014, compared to $98.2 million for the same period in 2013. The decrease continued to be driven by a decline in IP pricing for new and renewing customers and the loss of legacy contracts, partially offset by an increase in overall traffic. IP traffic increased approximately 11% for the year ended December 31, 2014, compared to the same period in 2013, calculated based on an average over the number of months in the respective periods.

Direct costs of IP services, exclusive of depreciation and amortization, decreased 2% to $38.8 million for the year ended December 31, 2014, compared to $39.4 million for the same period in 2013. This decrease was primarily due to renegotiation of vendor contracts and cost reduction efforts.

There have been ongoing industry-wide pricing declines over the last several years and this trend continued during 2014. Technological improvements and excess capacity were the primary drivers for lower pricing of IP services. The increase in IP traffic resulted from both new and existing customers.

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

Direct Costs of Customer Support. Direct costs of customer support increased to $36.8 million during the year ended December 31, 2014 from $29.7 million during the same period in 2013. The increase was primarily due to $6.6 million of expenses attributable to iWeb.

Direct Costs of Amortization of Acquired and Developed Technologies. Direct costs of amortization of acquired and developed technologies increased to $5.9 million during the year ended December 31, 2014 from $5.0 million during the same period in 2013. The increase was primarily due to amortization of acquired intangibles from the iWeb acquisition.

Sales and Marketing. Sales and marketing costs increased to $37.8 million during the year ended December 31, 2014 from $31.8 million during the same period in 2013. The increase was primarily due to $5.9 million of expenses related to iWeb and a $0.5 million increase in agent fees.

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

Depreciation and Amortization. Depreciation and amortization increased to $75.3 million during the year ended December 31, 2014 from $48.2 million during the same period in 2013. The increase was primarily due to the effects of expanding our company-controlled data centers, including increased power capacity and servers, network infrastructure and capitalized software, and $11.6 million of expense attributable to iWeb related to the amortization for the acquired assets at purchase price accounting values.

Exit Activities, Restructuring and Impairments. Exit activities and impairments increased to $4.5 million during the year ended December 31, 2014 from $1.4 million during the same period in 2013. The increase was primarily due to initial exit activity charges related to ceasing use of certain data center space of $3.5 million, as well as plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans of $1.1 million.

Interest Expense. Interest expense increased to $26.7 million during the year ended December 31, 2014 from $11.3 million during the same period in 2013. The increase was due to increased borrowings and interest rate under our credit agreement.

Benefit for Income Taxes. The benefit for income taxes increased to $1.4 million during the year ended December 31, 2014 from $0.3 million during the same period in 2013. The variance was primarily due to an income tax benefit created by the activity of iWeb and the reduction of a prior year uncertain tax position reserve.

Liquidity and Capital Resources

Liquidity

As of December 31, 2015, we had a deficit in working capital, which represented an excess of current liabilities over current assets due to our strategy to minimize interest costs by not accessing additional borrowing capacity under our revolving credit facility. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures of $40.0 to $50.0 million in 2016, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2015, we had a net loss of $48.4 million. As of December 31, 2015, our accumulated deficit was $1.2 billion. We may not be able to sustain or increase profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. During 2013, we entered into a $350.0 million credit agreement, which provides for an initial $300.0 million term loan and a $50.0 million revolving credit facility, due November 26, 2018. We summarize the credit agreement in note 11 to the accompanying consolidated financial statements. Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility.

As of December 31, 2015, the revolving credit facility had an outstanding balance of $31.0 million and we issued $4.1 million in letters of credit, resulting in $14.9 million in borrowing capacity. As of December 31, 2015, the term loan had an outstanding principal amount of $294.0 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019. As of December 31, 2015, the interest rate on the revolving credit facility was 6% and term loan was 4.7%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31 2015, we were in compliance with these covenants. To take advantage of market opportunities or to provide flexibility, we may consider amending our credit agreement. Amendments typically require an up-front consent fee, as well as higher annual interest costs.

Capital Leases. Our future minimum lease payments on all remaining capital lease obligations at December 31, 2015 were $57.1 million. We summarize our existing capital lease obligations in note 11 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Term loan, including interest	$362,520	$20,816	$41,085	$300,619	$—
Revolving credit facility, including interest	36,742	1,466	2,932	32,344	—
Interest rate swap	728	728	—	—	—
Foreign currency contracts	1,019	715	304	—	—
Capital lease obligations, including interest	82,406	13,176	24,276	17,272	27,682
Exit activities and restructuring	5,160	2,874	1,696	590	—
Asset retirement obligation	4,950	200	1,366	—	3,384
Operating lease commitments	91,838	26,727	42,609	14,134	8,368
Service and purchase commitments	11,166	7,026	3,610	530	—
	$596,529	$73,728	$117,878	$365,489	$39,434

Cash Flows

Operating Activities

Year Ended December 31, 2015. Net cash provided by operating activities during the year ended December 31, 2015 was $40.2 million. We generated cash from operations of $52.5 million, while changes in operating assets and liabilities used cash from operations of $12.3 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

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

Investing Activities

Year Ended December 31, 2015. Net cash used in investing activities during the year ended December 31, 2015 was $57.2 million, primarily due to capital expenditures. These capital expenditures were related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

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

Financing Activities

Year Ended December 31, 2015. Net cash provided by financing activities during the year ended December 31, 2015 was $15.3 million, primarily due to $21.0 million of proceeds received from the revolving credit facility and a net $4.3 million proceeds from stock option activity, partially offset by principal payments of $10.9 million on our credit agreement and capital lease obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan. We account for this investment using the equity method and we have recognized $1.3 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At December 31, 2015, we had an interest rate swap with a notional amount starting at $150.0 million through December 30, 2016 with an interest rate of 1.5%. We summarize our interest rate swap activity in note 10 to the accompanying consolidated financial statements.

As of December 31, 2015, our long-term debt consisted of $294.0 million borrowed under our term loan and $31.0 million borrowed under our revolving credit facility. At December 31, 2015, the interest rate on the term loan and revolving credit facility was 6% and 4.7%, respectively. We summarize the credit agreement in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 11 to the accompanying consolidated financial statements.

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

Foreign Currency Risk

As of December 31, 2015, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 30, 2015, we realized foreign currency gains of $0.8 million and we recorded unrealized foreign currency translation losses of $0.2 million, which we included in “Other comprehensive (loss) income,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more material.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 2017. During the year ended December 31, 2015, we recorded unrealized losses of $0.7 million, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

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

Based on our evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our consolidated financial statements included in this Annual Report on Form 10-K and issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is included in the report included under Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2016, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. A copy of the code of conduct is available on our website at www.internap.com by clicking on the “Investor Relations—Corporate Governance—Governance Overview—Code of Conduct” links. We will furnish copies without charge upon request at the following address: Internap Corporation, Attn: SVP and General Counsel, One Ravinia Drive, Suite 1300, Atlanta, Georgia 30346.

If we make any amendments to the code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from the code of conduct, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a Current Report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2016, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include information regarding security ownership of certain beneficial owners and management and related stockholder matters in our definitive proxy statement for our annual meeting of stockholders to be held in 2016, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

The information under the heading “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include information regarding certain relationships, related transactions and director independence in our definitive proxy statement for our annual meeting of stockholders to be held in 2016, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will include information regarding principal accountant fees and services in our definitive proxy statement for our annual meeting of stockholders to be held in 2016, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1	Share Purchase Agreement made as of October 30, 2013 between iWeb Group Inc., its stockholders and stockholders’ representative and 8672377 Canada Inc. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).†

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

10.1	Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.2	First Amendment to the Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.3	Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400 dated May 19, 2000).+

10.4	2005 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 20, 2014).+

10.5	2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed June 16, 2014).+

10.6	Form of Stock Grant Certificate under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.7	Form of Stock Option Certificate under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.8	Form of Stock Grant Certificate (Canada) under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.9	Form of Stock Option Certificate (Canada) under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.10	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.11	Commitment Letter dated October 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).

10.12	Credit Agreement dated as of November 26, 2013 among Internap Network Services Corporation, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; Jefferies Finance, LLC, as Administrative Agent and Collateral Agent; Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Managers; PNC Bank National Association, as Syndication Agent; and Jefferies Finance LLC, as Issuing Bank and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.13	Security Agreement dated as of November 26, 2013 among Internap Network Services Corporation; the Guarantors party thereto; and Jefferies Finance LLC, as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.14	First Amendment to Credit Agreement entered into as of October 30, 2015, among Internap Corporation, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 5, 2015). †

10.15	Lease Agreement by and between Cousins Properties Incorporated and CO Space Services, LLC, originally dated January 10, 2000 and as amended through February 26, 2007 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2011).†§

10.16	Offer Letter between the Company and Michael Ruffolo, dated May 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2015).+

10.17	Employment Security Agreement between the Company and Michael Ruffolo, dated May 11, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2015).+†

10.18*	Employment Security Agreement between the Company and Kevin M. Dotts, dated February 15, 2016.+†

10.19*	Employment Security Agreement between the Company and Steven A. Orchard, dated February 15, 2016.+†

10.20*	Employment Security Agreement between the Company and Peter Bell, dated February 15, 2016.+†

10.21*	Employment Security Agreement between the Company and Satish Hemachandran, dated February 15, 2016.+†

10.22	General Release and Separation Agreement between the Company and J. Eric Cooney, dated June 11, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2015).+

10.23	2015 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer of the Company.

32.2*	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer of the Company.

101*	Interactive Data File.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
§	Confidential treatment has been requested for this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP CORPORATION
Date: February 18, 2016
	By:	/s/ Kevin M. Dotts
Kevin M. Dotts
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael A. Ruffolo
Michael A. Ruffolo	President, Chief Executive Officer and Director	February 18, 2016
(Principal Executive Officer)

/s/ Kevin M. Dotts
Kevin M. Dotts	Chief Financial Officer	February 18, 2016
(Principal Financial Officer)

/s/ John D. Maggard
John D. Maggard	Vice President and Corporate Controller	February 18, 2016
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	February 18, 2016

/s/ Charles B. Coe
Charles B. Coe	Director	February 18, 2016

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	February 18, 2016

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	February 18, 2016

/s/ Debora J. Wilson
Debora J. Wilson	Director	February 18, 2016

Internap Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, GA
February 18, 2016

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Data center services	$236,155	$242,623	$185,147
Internet protocol (IP) services	82,138	92,336	98,195
Total revenues	318,293	334,959	283,342

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center services	97,385	106,159	92,564
IP services	34,055	38,787	39,448
Direct costs of customer support	36,475	36,804	29,687
Direct costs of amortization of acquired and developed technologies	3,450	5,918	4,967
Sales and marketing	37,497	37,845	31,800
General and administrative	43,169	43,902	42,759
Depreciation and amortization	89,205	75,251	48,181
Loss on disposal of property and equipment, net	674	112	9
Exit activities, restructuring and impairments	2,278	4,520	1,414
Total operating costs and expenses	344,188	349,298	290,829
Loss from operations	(25,895)	(14,339)	(7,487)

Non-operating expenses (income):
Interest expense	27,596	26,742	11,346
Loss on extinguishment of debt	—	—	881
(Gain) loss on foreign currency, net	(771)	4	261
Other (income) loss, net	(417)	29	353
Total non-operating expenses (income)	26,408	26,775	12,841

Loss before income taxes and equity in (earnings) of equity-method investment	(52,303)	(41,114)	(20,328)
Benefit for income taxes	(3,660)	(1,361)	(285)
Equity in (earnings) of equity-method investment, net of taxes	(200)	(259)	(213)

Net loss	(48,443)	(39,494)	(19,830)

Other comprehensive loss:
Foreign currency translation adjustment	(197)	(431)	(464)
Unrealized loss on foreign currency contracts	(745)	—	—
Unrealized gain (loss) on interest rate swap	84	(36)	(777)
Total other comprehensive loss	(858)	(467)	(1,241)

Comprehensive loss	$(49,301)	$(39,961)	$(21,071)

Basic and diluted net loss per share	$(0.93)	$(0.77)	$(0.39)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,898	51,237	51,135

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$17,772	$20,084
Accounts receivable, net of allowance for doubtful accounts of $1,751 and $2,121, respectively	20,292	19,606
Deferred tax asset	—	633
Prepaid expenses and other assets	12,646	12,276

Total current assets	50,710	52,599

Property and equipment, net	328,700	342,145
Investment in joint venture	2,768	2,622
Intangible assets, net	32,887	52,545
Goodwill	130,313	130,313
Deposits and other assets	10,177	9,923
Deferred tax asset	—	1,637

Total assets	$555,555	$591,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,607	$30,589
Accrued liabilities	10,737	13,120
Deferred revenues	6,603	7,345
Capital lease obligations	8,421	7,366
Term loan, less discount of $1,543 and $1,463, respectively	1,456	1,537
Exit activities and restructuring liability	2,034	1,809
Other current liabilities	2,566	1,590

Total current liabilities	54,424	63,356

Deferred revenues	4,759	3,544
Capital lease obligations	48,692	52,686
Revolving credit facility	31,000	10,000
Term loan, less discount of $5,000 and $6,543, respectively	286,001	287,457
Exit activities and restructuring liability	1,844	2,701
Deferred rent	8,879	10,583
Deferred tax liability	880	7,293
Other long-term liabilities	4,640	3,828

Total liabilities	441,119	441,448
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 55,971 and 54,410 shares outstanding, respectively	56	54
Additional paid-in capital	1,277,511	1,262,402
Treasury stock, at cost, 826 and 621 shares, respectively	(6,393)	(4,683)
Accumulated deficit	(1,153,957)	(1,105,514)
Accumulated items of other comprehensive loss	(2,781)	(1,923)

Total stockholders’ equity	114,436	150,336

Total liabilities and stockholders’ equity	$555,555	$591,784

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2015
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2012	53,459	$54	$1,243,801	$(1,845)	$(1,046,190)	$(215)	$195,605
Net loss	—	—	—	—	(19,830)	—	(19,830)
Foreign currency translation	—	—	—	—	—	(464)	(464)
Interest rate swap	—	—	—	—	—	(777)	(777)

Stock-based compensation	—	—	7,167	—	—	—	7,167
Proceeds from exercise of stock options, net	564	—	2,138	(1,629)	—	—	509

Balance, December 31, 2013	54,023	54	1,253,106	(3,474)	(1,066,020)	(1,456)	182,210
Net loss	—	—	—	—	(39,494)	—	(39,494)
Foreign currency translation	—	—	—	—	—	(431)	(431)
Interest rate swap	—	—	—	—	—	(36)	(36)
Stock-based compensation	—	—	7,522	—	—	—	7,522
Proceeds from exercise of stock options, net	387	—	1,774	(1,209)	—	—	565

Balance, December 31, 2014	54,410	54	1,262,402	(4,683)	(1,105,514)	(1,923)	150,336
Net loss	—	—	—	—	(48,443)	—	(48,443)
Foreign currency translation	—	—	—	—	—	(197)	(197)
Foreign currency contracts						(745)	(745)
Interest rate swap	—	—	—	—	—	84	84
Stock-based compensation	—	—	9,063	—	—	—	9,063
Proceeds from exercise of stock options, net	1,561	2	6,046	(1,710)	—	—	4,338

Balance, December 31, 2015	55,971	$56	$1,277,511	$(6,393)	$(1,153,957)	$(2,781)	$114,436

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(48,443)	$(39,494)	$(19,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,655	81,169	53,148
Loss on disposal of property and equipment, net	674	112	9
Impairment of property and equipment	232	537	520
Amortization of debt discount and issuance costs	2,017	1,934	631
Stock-based compensation expense, net of capitalized amount	8,781	7,182	6,743
Equity in (earnings) of equity-method investment	(200)	(259)	(213)
Provision for doubtful accounts	1,354	1,306	1,861
Non-cash portion of loss on extinguishment of debt	—	—	841
Non-cash change in capital lease obligations	(1,437)	(412)	99
Non-cash change in exit activities and restructuring liability	2,241	4,591	1,185
Non-cash change in deferred rent	(1,704)	(2,577)	(1,907)
Deferred taxes	(3,966)	(1,555)	(67)
Other, net	261	81	75
Changes in operating assets and liabilities:
Accounts receivable	(2,211)	2,923	(5,777)
Prepaid expenses, deposits and other assets	1,099	1,839	(218)
Accounts payable	(4,814)	529	3,992
Accrued and other liabilities	(4,206)	413	(5,062)
Deferred revenues	758	498	1,149
Exit activities and restructuring liability	(2,873)	(4,245)	(2,895)
Asset retirement obligation	—	(1,319)	—
Other liabilities	(10)	(5)	(601)
Net cash flows provided by operating activities	40,208	53,248	33,683

Cash Flows from Investing Activities:
Purchases of property and equipment	(55,695)	(77,363)	(62,798)
Additions to acquired and developed technology	(1,462)	(3,100)	(801)
Proceeds from sale-leaseback transactions	—	4,662	—
Acquisition, net of cash received	—	74	(144,487)
Net cash flows used in investing activities	(57,157)	(75,727)	(208,086)

Cash Flows from Financing Activities:
Proceeds from credit agreements	21,000	10,000	320,000
Principal payments on credit agreements	(3,000)	(3,000)	(116,000)
Payment of debt issuance costs	—	—	(12,415)
Return (payment) of deposit collateral on credit agreement	—	6,461	(6,461)
Payments on capital lease obligations	(7,879)	(5,921)	(4,655)
Proceeds from exercise of stock options	6,046	1,774	2,138
Acquisition of common stock for income tax withholdings	(1,710)	(1,209)	(1,630)
Other, net	833	(181)	(167)
Net cash flows provided by financing activities	15,290	7,924	180,810
Effect of exchange rates on cash and cash equivalents	(653)	(379)	58
Net (decrease) increase in cash and cash equivalents	(2,312)	(14,934)	6,465
Cash and cash equivalents at beginning of period	20,084	35,018	28,553
Cash and cash equivalents at end of period	$17,772	$20,084	$35,018

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,427	$24,957	$11,678
Non-cash acquisition of property and equipment under capital leases	6,377	9,626	9,815
Additions to property and equipment included in accounts payable	5,170	8,249	7,884

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services. We provide services at 51 data centers across North America, Europe and the Asia-Pacific region and through 86 Internet Protocol (“IP”) service points.

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

Investment in Joint Venture

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2015, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

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

Costs of Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $4.6 million, $6.2 million and $7.5 million in internal-use software costs during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the balance of unamortized internal-use software costs was $18.0 million and $17.7 million, respectively. During the years ended December 31, 2015, 2014 and 2013, amortization expense was $6.6 million, $6.7 million and $4.2 million, respectively.

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

To determine the fair value of our reporting units, we utilize the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment tests as we believe both, in conjunction with each other, provide a reasonable estimate of the fair value of the reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

While we have not identified any impairment indicators in our IP services reporting unit subsequent to the annual impairment review, the fair value of this reporting unit exceeded its carrying value by 13% as of August 1, 2015. If revenue for such reporting unit continues to decline, we may be at risk for future impairment. At December 31, 2015, goodwill attributable to the IP services reporting unit was $33.7 million.

We did identify an impairment indicator for our IP products reporting unit in that actual 2015 revenue did not meet projections. At December 31, 2015, we recalculated the fair value using revised revenue projections for the rollout of our new product, Managed Internet Route Optimizer Controller, which replaced our previous generation of route optimization hardware, and the fair value of this reporting unit substantially exceed the carrying value. However, since this is a new product without an established historical revenue pattern, the IP products reporting unit may be at future risk of impairment if we do not meet our revised projections. At December 31, 2015, goodwill attributable to the IP products reporting unit was $5.8 million.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired and developed technologies to be sold using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life, which is five to eight years. We amortize the cost of customer relationship and trade names over their useful lives of 10 to 15 years. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed, with the exception of the phase-out of the iWeb trade name further described in note 7, to cause us to reassess our other intangible assets during the year ended December 31, 2015.

Derivatives

We use derivatives only to reduce exposure to specific identified risks including managing the overall cost of capital and translational and transactional exposure arising from foreign transactions and ensuring the certainty of outcome as it relates to commodity pricing exposure. We do not use derivatives for any other purpose.

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

We evaluate liabilities for uncertain tax positions, and we recognized $0 and $0.4 million for associated liabilities during the years ended December 31, 2015 and 2014, respectively. We recorded nominal interest and penalties arising from the underpayment of income taxes in “Benefit for income taxes” in our accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2015 and 2014, we accrued $0 for interest and penalties related to uncertain tax positions.

We account for telecommunication, sales and other similar taxes on a net basis in “General and administrative” expense in our accompanying consolidated statements of operations and comprehensive loss.

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

Treasury Stock

As permitted by our stock-based compensation plans, we acquire shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation. However, we do not use shares of treasury stock acquired from employees in this manner to issue new equity awards under our stock-based compensation plans.

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

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately six years for 2015, 2014 and 2013. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts on general customer information, which primarily includes our historical cash collection experience and the aging of our accounts receivable, as well as historical write-offs as a percentage of revenue. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk. In addition, we record a reserve amount for potential credits to be issued under our service level agreements and other sales adjustments.

Research and Development Costs

We include research and development costs in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $2.2 million, $2.8 million and $2.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. These costs do not include $6.5 million, $8.5 million and $7.5 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2015, 2014 and 2013 were $4.9 million, $6.5 million and $3.1 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss and net loss available to common stockholders	$(48,443)	$(39,494)	$(19,830)
Weighted average shares outstanding, basic and diluted	51,898	51,237	51,135

Net loss per share, basic and diluted	$(0.93)	$(0.77)	$(0.39)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,655	6,696	6,795

Segment Information

We align our reportable segments with the internal reporting that management uses for making operating decisions and assessing performance. As described in note 12, we operate in two business segments: data center services and IP services. We include the operations of iWeb Technologies Inc. (“iWeb”), acquired in November 2013, in our data center services segment.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the presentation of deferred income taxes, which require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. We have elected early adoption as of December 31, 2015 and prospectively applied the guidance. We did not retrospectively adjust prior periods. Had we retrospectively applied the guidance at December 31, 2014, the impact on the accompanying consolidated balance sheet would have been a decrease in “Current deferred tax asset” of $0.6 million with a decrease in “Long-term deferred tax liability” of $0.6 million.

In April 2015, FASB issued guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with the presentation of debt discounts. The guidance, to be applied retrospectively, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We expect adoption will not have a material impact on our financial condition and no impact on our result of operations.

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

iWeb Acquisition

On November 26, 2013, we completed the acquisition of iWeb. Headquartered in Montreal, Quebec, Canada, iWeb, at the time of acquisition, had four company-controlled data centers supporting global hosting, cloud and colocation services. We include the results of iWeb from November 26, 2013 through December 31, 2013 in our data center services segment in the consolidated statements of operations, which consisted of revenue of $3.6 million and loss before income tax of $0.4 million.

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

Current assets, including cash acquired of $1.3 million	$4,284
Property and equipment	52,497
Goodwill	70,708
Intangible assets	40,925
Other long-term assets	689
Current liabilities	(7,119)
Deferred revenue	(3,740)
Capital lease obligations	(1,301)
Other long-term liabilities	(2,981)
Net deferred income tax liability, long-term	(8,249)
$145,713

The intangible assets acquired were as follows (in thousands):

	Fair Value	Weighted Average Useful Life
Customer relationships	$22,200	15 years
Trade name(1)	15,100	30 years
Beneficial leasehold interest	858	14 years
Internally developed software	2,767	5 years
Total intangible assets	$40,925

(1)	During 2015, as further described in note 7, we accelerated the useful life of the iWeb trade name to support our long-term strategy. At December 31, 2015, the unamortized balance was zero.

Unaudited Supplemental Financial Information

Our unaudited pro forma results presented below, including iWeb, for the year ended December 31, 2013 are presented as if the acquisition had been completed on January 1, 2012. We calculated these amounts by adjusting the historical results of iWeb to reflect the additional interest, depreciation and amortization expenses that would have been recorded assuming the fair value adjustments to intangible assets had been applied from January 1, 2012, with the consequential tax effects. For the year ended December 31, 2013, the pro forma financial information below is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2012.

(in thousands)
Unaudited pro forma revenue	$323,000
Unaudited pro forma net loss	(32,000)

4.	FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1: Quoted prices in active markets for identical assets or liabilities;
●	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015:
Foreign currency contracts (note 10)	$—	$1,019	$—	$1,019
Interest rate swap (note 10)	—	728	—	728
Asset retirement obligations(1) (note 11)	—	—	2,803	2,803

December 31, 2014:
Interest rate swap (note 10)	—	813	—	813
Asset retirement obligations(1) (note 11)	—	—	2,471	2,471

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance.

The following table provides a summary of changes in our Level 3 asset retirement obligations (in thousands):

	December 31,
	2015	2014
Balance, January 1	$2,471	$2,357
Accrued estimated obligation, less fair value adjustment	—	1,338
Subsequent revision of estimated obligation	70	(68)
Accretion(1)	262	244
Payments	—	(1,319)
Gain on settlement(2)	—	(81)
Balance, December 31	$2,803	$2,471

(1)	Included in data center services “Direct costs of network, sales and services” in the accompanying consolidated statements of operations and comprehensive loss.

(2)	Included in “Other, net” in the accompanying consolidated statements of operations and comprehensive loss.

The fair values of our other Level 3 debt liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$294,000	303,000	$297,000	313,000
Revolving credit facility	31,000	30,400	10,000	9,900

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Network equipment	$215,333	$194,441
Network equipment under capital lease	10,126	8,023
Furniture and equipment	18,957	19,811
Software	49,769	41,595
Leasehold improvements	378,747	380,376
Land	—	254
Building	—	696
Buildings under capital lease	63,117	64,323
Property and equipment, gross	736,049	709,519
Less: accumulated depreciation and amortization ($31,784 and $25,209 related to capital leases at December 31, 2015 and 2014, respectively)	(407,349)	(367,374)
	$328,700	$342,145

We disposed or retired $33.3 million of assets with accumulated depreciation of $32.6 million during the year ended December 31, 2015, $17.9 million of assets with accumulated depreciation of $17.4 million during the year ended December 31, 2014 and $8.1 million of assets with accumulated depreciation of $8.1 million during the year ended December 31, 2013. We capitalized an immaterial amount of interest for each of the three years ended December 31, 2015.

Depreciation and amortization of property and equipment consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Direct costs of network, sales and services	$70,080	$70,579	$44,799
Other depreciation and amortization	19,125	4,672	3,382
Subtotal	89,205	75,251	48,181
Amortization of acquired and developed technologies	3,450	5,918	4,967
Total depreciation and amortization	$92,655	$81,169	$53,148

6.	INVESTMENT IN JOINT VENTURE

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

Our investment activity in the joint venture is summarized below (in thousands):

	Year Ended December 31,
	2015	2014
Investment balance, January 1	$2,622	$2,602
Proportional share of net income	200	259
Unrealized foreign currency translation loss, net	(54)	(239)
Investment balance, December 31	$2,768	$2,622

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the years ended December 31, 2015 and 2014, we did not identify an impairment as a result of our annual impairment test. However, at December 31, 2015, as further discussed in Note 2 “Goodwill and other intangible assets”, we considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that we had an impairment indictor in our IP products reporting unit, included in our IP services reporting segment below. We recalculated the fair value and it substantially exceeded the carrying value. At December 31, 2015, goodwill attributable to the IP Products reporting unit was $5.8 million.

The carrying amount of goodwill for each of the two years ended December 31, 2015 is as follows (in thousands):

	Data Center Services	IP Services	Total
Balance, December 31, 2014:
Goodwill	$90,849	$152,087	$242,936
Accumulated impairment losses	—	(112,623)	(112,623)
Net	90,849	39,464	130,313

Balance, December 31, 2015:
Goodwill	90,849	152,087	242,936
Accumulated impairment losses	—	(112,623)	(112,623)
Net	$90,849	$39,464	$130,313

Other Intangible Assets

During the years ended December 31, 2015 and 2014, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets.

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired and developed technology	$52,783	(43,807)	$52,512	$(40,718)
Customer relationships and trade names(1)	69,548	(45,637)	69,548	(28,797)
	$122,331	(89,444)	$122,060	$(69,515)

(1)	During 2015, we determined to phase-out the use of the iWeb trade name to support our long-term strategy. As a result, we changed the estimate of the trade name’s useful life to approximately nine months beginning in late March 2015. During the year ended December 31, 2015, the additional amortization expense was $14.0 million. At December 31, 2015, the unamortized balance was zero.

Amortization expense for intangible assets during the years ended December 31, 2015, 2014 and 2013 was $20.3 million, $9.1 million and $5.9 million, respectively. As of December 31, 2015, remaining amortization expense is as follows (in thousands):

2016	$5,242
2017	4,488
2018	4,321
2019	3,714
2020	2,614
Thereafter	12,508
$32,887

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Compensation and benefits payable	$5,906	$7,239
Property, sales, and other taxes	996	1,512
Customer credit balances	1,179	1,815
Other	2,656	2,554
	$10,737	$13,120

9.	EXIT ACTIVITIES AND RESTRUCTURING

During the year ended December 31, 2015, we recorded initial exit activity charges primarily due to the termination of contracts, with payments expected primarily through 2020 and subsequent plan adjustments in sublease income assumptions for properties included in our previously-disclosed plans, with payments expected from 2016 through 2019. During the year ended December 31, 2014, we recorded initial exit activity charges primarily due to ceasing use of certain data center space, with payments expected through 2019. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2015 and 2014.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center services segment, during each of the years ended December 31, 2015 and 2014 (in thousands):

	Balance December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2015
Real estate obligations:
2015 exit activities	$—	$1,538	$—	$(531)	$1,007
2014 exit activities	2,010	—	244	(553)	1,701
2007 restructuring	2,325	—	660	(1,815)	1,170
Other	175	—	(6)	(169)	—
	$4,510	$1,538	$898	$(3,068)	$3,878

	Balance December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2014
Real estate obligations:
2014 exit activities	$—	$3,499	$17	$(1,506)	$2,010
2007 restructuring	3,296	—	1,055	(2,026)	2,325
Other	867	—	21	(713)	175
	$4,163	$3,499	$1,093	$(4,245)	$4,510

10.	DERIVATIVES

Foreign Currency Contracts

During 2015, we entered into foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar and commit us to purchase a total of $6.0 million Canadian dollars at an exchange rate of 1.268 through June 2016 and $12.0 million Canadian dollars at 1.2855 through June 2017. As of December 31, 2015, the fair value of our foreign currency contracts was $0.7 million included in “Other current liabilities” and $0.3 million included in “Other long-term liabilities” in the accompanying consolidated balance sheets. The fair value was calculated as the present value of the estimated future cash flows using an appropriate interest rate curve with adjustment for counterparty credit risk.

During the year ended December 31, 2015, the activity of the foreign currency contracts was as follows (in thousands):

Unrealized loss, net of $0.3 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$745
Realized loss on effective portion, included as compensation expense primarily in “Direct costs of customer support” and “General and administrative” in the accompanying consolidated statements of operations and comprehensive loss	691

Interest Rate Swap

During December 2013, we entered into and currently hold an interest rate swap to add stability to interest expense and to manage exposure to interest rate movements of our credit agreement. Our interest rate swap, which was designated and qualified as a cash flow hedge, involves the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate, over 1.5%, payments over the life of the agreement without exchange of the underlying notional amount. The cash flow hedge had a notional amount starting at $150.0 million through December 31, 2016.

As of December 31, 2015 and 2014, the fair value of our interest rate swap, which was determined by the bank that holds the swap, was $0.7 million and is included in “Other current liabilities” in the accompanying consolidated balance sheets and $0.8 million and is included in “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. During the years ended December 31, 2015 and 2014, we recorded the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during either of the years ended December 31, 2015 and 2014.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through December 31, 2016, we estimated that we will reclassify an additional $0.8 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Gain (loss) recorded as the effective portion of the change in fair value	84	(36)
Interest payments reclassified as an increase to interest expense	798	806

11.	COMMITMENTS, CONTINGENCIES AND LITIGATION

Credit Agreement

During 2013, we entered into a $350.0 million credit agreement (the “credit agreement”), which provides for a senior secured first lien term loan facility of an initial $300.0 million (“term loan”) and a second secured first lien revolving credit facility of $50.0 million (“revolving credit facility”). Concurrently with the effective date and funding of the term loan, we acquired iWeb and paid off our previous credit facility, which resulted in a loss on extinguishment of debt of $0.9 million. In addition, we recorded a debt discount of $9.5 million related to costs incurred for the credit agreement.

The revolving credit facility is due November 26, 2018. The term loan is due in installments of $750,000 on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019.

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

The credit agreement includes financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31, 2015, we were in compliance with these financial covenants.

Our obligations are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

A summary of our credit agreement as of December 31, 2015 and December 31, 2014 is as follows (dollars in thousands):

	December 31,
	2015	2014
Outstanding principal balance on the term loan, less unamortized discount of $6.5 million and $8.0 million, respectively	$287,457	$288,994
Outstanding balance on the revolving credit facility	31,000	10,000
Letters of credit issued with proceeds from revolving credit facility	4,144	6,329
Borrowing capacity	14,856	33,671
Interest rate – term loan	6.0%	6.0%
Interest rate – revolving credit facility	4.7%	4.7%

Maturities of the term loan are as follows:
2016		$3,000
2017		3,000
2018		3,000
2019		285,000
		$294,000

Asset Retirement Obligations

In prior years, we recorded asset retirement obligations (“ARO”) related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities on these properties in order to record the ARO and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2015 and 2014, the balance of the present value ARO was $0.2 million and $0, which we included in “Other current liabilities,” respectively, and $2.6 million and $2.5 million, which we included in “Other long-term liabilities,” respectively, in the consolidated balance sheets. We included all asset retirement costs in “Property and equipment, net” in the consolidated balance sheets as of December 31, 2015 and 2014, and depreciated those costs using the straight-line method over the remaining term of the related lease.

We have other capital lease agreements that require us to decommission physical space for which we have not yet recorded an ARO. Due to the uncertainty of specific decommissioning obligations, timing and related costs, we cannot reasonably estimate an ARO for these properties and we have not recorded a liability at this time for such properties.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease or the fair value of the assets held under capital leases. As of December 31, 2015, our capital leases had expiration dates ranging from 2016 to 2039.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2015, are as follows (in thousands):

2016	$13,176
2017	12,376
2018	11,900
2019	10,085
2020	7,187
Thereafter	27,682
Remaining capital lease payments	82,406
Less: amounts representing imputed interest	(25,293)
Present value of minimum lease payments	57,113
Less: current portion	(8,421)
$48,692

Operating Leases

We have entered into leases for data center, private network access points (“P-NAPs”) and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2015 (in thousands):

2016	$26,727
2017	24,439
2018	18,170
2019	10,031
2020	4,103
Thereafter	8,368
$91,838

Rent expense was $21.6 million, $21.3 million and $23.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2015 (in thousands):

2016	$7,026
2017	2,803
2018	807
2019	451
2020	79
Thereafter	—
$11,166

Litigation

On September 18, 2015, a purported stockholder filed a putative class action complaint in the Superior Court of Fulton County of the State of Georgia against us, the current members of our board of directors and Jefferies Finance LLC (“Jefferies”). The complaint was captioned Grisolia v. Internap Corp., et al., Case No. 2015cv265926 (Ga. Sup. Ct.) and the complaint alleged, among other things, that the members of our board of directors breached their fiduciary duties, and that Jefferies aided and abetted such breaches, in connection with the credit agreement described in this filing. The complaint alleged that the credit agreement contained a so-called “dead hand proxy put” provision that (a) defined the election of a majority of directors whose initial nomination arose from an actual or threatened proxy contest to be an event of default that triggers the lenders’ right to accelerate payment of the debt outstanding under the credit agreement; and (b) thereby allegedly coerced stockholders and entrenched the members of our board of directors. The Plaintiff further claimed that Jefferies aided and abetted the alleged breach of fiduciary duties by including the provisions in the credit agreement and encouraging our board of directors to accept them. The complaint sought, among other things, declaratory and injunctive relief, as well as an award of costs and disbursements, including attorneys’ and experts’ fees.

On October 30, 2015, we, along with our lenders, amended the credit agreement to remove the provision which was the subject of the litigation. The parties have agreed that the amendment moots the Plaintiff’s claims.  The parties filed a stipulation of dismissal and, on January 28, 2016, the court entered an order dismissing the case. We recorded $0.4 million as litigation expense in “General and administrative” in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2015.

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

Segment profit is calculated as segment revenues less direct costs of sales and services, exclusive of depreciation and amortization for the segment and does not include direct costs of customer support, direct costs of amortization of acquired and developed technologies or any other depreciation or amortization associated with direct costs.

	Year Ended December 31,
	2015	2014	2013
Revenues:
Data center services	$236,155	$242,623	$185,147
IP services	82,138	92,336	98,195
Total revenues	318,293	334,959	283,342

Direct costs of network, sales and services, exclusive of depreciation and amortization:
Data center services	97,385	106,159	92,564
IP services	34,055	38,787	39,448
Total direct costs of network, sales and services, exclusive of depreciation and amortization	131,440	144,946	132,012

Segment profit:
Data center services	138,770	136,464	92,583
IP services	48,083	53,549	58,747
Total segment profit	186,853	190,013	151,330

Exit activities, restructuring and impairments	2,278	4,520	1,414
Other operating expenses, including direct costs of customer support, depreciation and amortization	210,470	199,832	157,403
Loss from operations	(25,895)	(14,339)	(7,487)
Non-operating expenses	26,408	26,775	12,841
Loss before income taxes and equity in (earnings) of equity-method investment	$(52,303)	$(41,114)	$(20,328)

Total assets by segment are as follows (in thousands):

	December 31,
	2015	2014	2013
Data center services	$451,360	$474,460	$470,736
IP services	104,195	117,324	143,505
	$555,555	$591,784	$614,241

We present goodwill by segment in note 7, and as discussed in that note, we did not record an impairment charge during the years ended December 31, 2015 and 2014.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$245,853	$258,770	$257,591
Canada	47,021	47,479	4,303
Other countries	25,419	28,710	21,448
	$318,293	$334,959	$283,342

Net property and equipment, by country with assets over 10% of total property and equipment, is as follows (in thousands):

	December 31,
	2015	2014
United States	$272,178	$278,065
Canada	54,286	60,320
Other countries	2,236	3,760
	$328,700	$342,145

13.	STOCK-BASED COMPENSATION PLANS

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

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Direct costs of customer support	$1,901	$1,448	$1,108
Sales and marketing	2,101	1,147	1,110
General and administrative	4,779	4,587	4,525
	$8,781	$7,182	$6,743

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the three years ended December 31, 2015, 2014 and 2013, we capitalized $0.3 million, $0.3 million and $0.4 million, respectively, of stock-based compensation.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2015, 2014 and 2013, were expected terms of 4.5, 4.6 and 4.4 years, respectively; historical volatilities of 40%, 47% and 66%, respectively; risk free interest rates of 1.4%, 1.4% and 0.7%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $3.23, $3.13 and $4.46 during the years ended December 31, 2015, 2014 and 2013, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our 2014 Stock Incentive Plan (the “2014 Plan”), we may issue stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2014 Plan. As of December 31, 2015, 2.2 million shares of stock were available for issuance.

For all stock-based compensation plans, the exercise price for each stock option may not be less than the fair market value of a share of our common stock on the grant date. Stock options generally have a maximum term of 10 years from the grant date. Stock options become exercisable as determined at the grant date by the compensation committee of our board of directors. Stock options generally vest 25% after one year and monthly or quarterly over the following three years. Conditions, if any, under which stock will be issued under stock grants or cash or stock will be paid under restricted stock units and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2014 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee: a minimum one-year vesting period for time-based stock option and stock appreciation rights and a minimum three-year vesting period for time-based stock grants, except as described below for non-employee directors. If awards are performance-based, then performance must be measured over a period of at least one year. The 2014 Plan limits the number of shares that may be granted as full value awards (that is, grants other than in the form of stock options or stock appreciation rights) to 50% of the total number of shares available for issuance. In general, when awards granted under the 2014 Plan expire or are canceled without having been fully exercised, the shares reserved for those awards will be returned to the share reserve and be available for future awards. However, shares of common stock that are delivered by the grantee or withheld by us as payment of the exercise price in connection with the exercise of an option or payment of the tax withholding obligation in connection with any award will not be returned to the share reserve and will not be available for future awards. We have reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

During 2015, 2014 and 2013, the value of the equity grants received by non-employee directors was $118,000, $96,000 and $94,000, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2015 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2014	5,928	$7.07
Granted	1,344	9.17
Exercised	(856)	7.06
Forfeitures and post-vesting cancellations	(911)	8.50
Balance, December 31, 2015	5,505	7.35
Exercisable, December 31, 2015	3,659	6.68

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2015 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	3,659	5,161
Weighted-average exercise price	$6.68	7.26
Aggregate intrinsic value	$3,387	3,387
Weighted-average remaining contractual term (in years)	3.4	4.7

The total intrinsic value of stock options exercised was $2.1 million, $0.6 million and $1.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. None of our stock options or the underlying shares is subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2015 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2014	769	$6.89
Granted	1,122	9.27
Vested	(540)	7.02
Forfeited	(213)	8.36
Unvested balance, December 31, 2015	1,138	8.90

The total fair value of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 was $4.6 million, $3.5 million and $4.7 million, respectively. At December 31, 2015, the total intrinsic value of all unvested restricted stock was $7.3 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2015 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$4,458	$5,513	$9,971
Weighted-average remaining recognition period (in years)	2.7	1.9	2.2

14.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

15.	INCOME TAXES

The loss from continuing operations before income taxes and equity in (earnings) of equity-method investment is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(31,572)	$(32,684)	$(17,066)
Foreign	(20,731)	(8,430)	(3,262)
Loss from continuing operations before income taxes and equity in (earnings) of equity-method investment	$(52,303)	$(41,114)	$(20,328)

The current and deferred income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$(420)
State	152	127	122
Foreign	158	121	12
	310	248	(286)
Deferred:
State	—	—	25
Foreign	(3,970)	(1,609)	(24)
	(3,970)	(1,609)	1
Net income tax benefit	$(3,660)	$(1,361)	$(285)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax benefit is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax at statutory rates	(34)%	(34)%	(34)%
Foreign income tax	4	—	—
State income tax	(4)	(4)	(4)
Other permanent differences	—	2	3
Statutory tax rate change	—	—	1
Compensation	3	4	5
Capital loss expiration	—	—	11
Acquisition costs	—	—	6
Change in valuation allowance	24	29	11
Effective tax rate	(7)%	(3)%	(1)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2015	2014
Current deferred income tax assets:
Provision for doubtful accounts	$—	$2,998
Accrued compensation	—	1,673
Other accrued expenses	—	4
Deferred revenue	—	844
Restructuring liability	—	687
Other	—	208
Current deferred income tax assets	—	6,414
Less: valuation allowance	—	(5,781)
Net current deferred income tax assets	—	633

Long-term deferred income tax (liabilities) assets:
Property and equipment	52,551	45,719
Goodwill	3,338	3,388
Intangible assets	(19,049)	(20,090)
Deferred revenue, less current portion	2,540	1,225
Restructuring liability, less current portion	1,474	1,026
Deferred rent	3,482	4,119
Stock-based compensation	5,578	4,667
Provision for doubtful accounts	2,299	—
U.S. net operating loss carryforwards	78,570	69,457
Foreign net operating loss carryforwards, less current portion	10,238	10,052
Tax credit carryforwards	3,683	3,246
Other	2,726	1,771
Long-term deferred income tax assets	147,430	124,580
Less: valuation allowance	(148,310)	(130,236)
Net long-term deferred income tax (liabilities) assets	(880)	(5,656)

Net deferred tax liabilities	$(880)	$(5,023)

In November 2015, the Financial Accounting Standards Board issued guidance to simplify the presentation of deferred income taxes, which require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. We have elected early adoption as of December 31, 2015 and prospectively applied.

As of December 31, 2015, we had U.S. net operating loss carryforwards for federal tax purposes of $234.4 million that will expire in tax years 2018 through 2035. Of the total U.S. net operating loss carryforwards, $27.7 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax, research and development tax, foreign tax and state & local tax credits carryforwards of approximately $1.3 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $43.7 million that will begin to expire in tax year 2015.

We determined that through December 31, 2015, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code (“Section 382”). Therefore, as of December 31, 2015, no additional material limitations existed on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

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

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2015, we established a valuation allowance of $142.7 million against the U.S. deferred tax asset and $5.6 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, January 1,	$136,017	$126,568	$124,433
Increase in deferred tax assets	12,293	9,449	2,135
Balance, December 31,	$148,310	$136,017	$126,568

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits balance, January 1,	$408	$408	$341
Addition for tax positions taken in a prior year	—	—	408
Deduction for tax positions taken in a prior year	(408)	—	(341)
Unrecognized tax benefits balance, December 31,	$—	$408	$408

During 2013, we recorded $0.4 million of additional unrecognized tax benefits through purchase accounting from the iWeb acquisition related to participation interest deducted in a prior year. No uncertain tax positions were recorded during 2014. During 2015, the statute of limitation for the iWeb uncertain tax position expired. Accordingly, this amount was removed from the uncertain tax position balance.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of “Benefit for income taxes.” As of December 31, 2015, 2014 and 2013, we had an accrual of $0 for interest and penalties related to uncertain tax positions.

Our federal income tax returns remain open to examination for the tax years 2012 through 2014; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2012. Returns filed in other jurisdictions are subject to examination for years prior to 2012.

16.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2015 and 2014. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$80,786	$80,432	$78,318	$78,756
Direct costs of network, sales and services, exclusive of depreciation and amortization	33,346	32,978	33,681	31,434
Direct costs of customer support	9,118	9,090	9,173	9,094
Direct costs of amortization of acquired and developed technologies	1,150	592	816	892
Exit activities, restructuring and impairments	265	59	920	1,033
Net loss	(10,442)	(12,534)	(14,197)	(11,269)
Basic and diluted net loss per share	(0.20)	(0.24)	(0.27)	(0.22)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$81,961	$84,068	$84,667	$84,263
Direct costs of network, sales and services, exclusive of depreciation and amortization	35,760	36,562	37,148	35,475
Direct costs of customer support	8,927	9,553	9,114	9,211
Direct costs of amortization of acquired and developed technologies	1,461	1,551	1,524	1,383
Exit activities, restructuring and impairments	1,384	1,561	56	1,518
Net loss	(10,675)	(11,185)	(9,377)	(8,257)
Basic and diluted net loss per share	(0.21)	(0.22)	(0.18)	(0.16)

INTERNAP CORPORATION
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$1,809	$1,861	$(1,675	)(1)	$1,995

Year ended December 31, 2014:
Allowance for doubtful accounts	1,995	1,469	(1,343	)(1)	2,121

Year ended December 31, 2015:
Allowance for doubtful accounts	2,121	1,354	(1,724	)(1)	1,751

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1