Form 10-Q
period 2016-03-31
Internap Corp
filed 2016-05-05
CIK 1056386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of March 31, 2016, 56,350,789 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016
TABLE OF CONTENTS

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Data center and network services	$50,872	$54,068
Cloud and hosting services	25,052	26,718
Total revenues	75,924	80,786

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services	24,373	26,481
Cloud and hosting services	6,704	6,865
Direct costs of customer support	8,804	9,118
Sales, general and administrative	18,930	21,968
Depreciation and amortization	19,113	20,208
Exit activities, restructuring and impairments	201	265
Total operating costs and expenses	78,125	84,905
Loss from operations	(2,201)	(4,119)

Non-operating expenses:
Interest expense	6,985	6,865
Loss (gain) on foreign currency, net	433	(514)
Other, net	(77)	(16)
Total non-operating expenses	7,341	6,335

Loss before income taxes and equity in earnings of equity-method investment	(9,542)	(10,454)
Provision for income taxes	138	27
Equity in earnings of equity-method investment, net of taxes	(36)	(39)

Net loss	(9,644)	(10,442)

Other comprehensive income (loss):
Foreign currency translation adjustment	108	(142)
Unrealized gain (loss) on foreign currency contracts	638	(355)
Unrealized gain (loss) on interest rate swap	147	(216)
Total other comprehensive income (loss)	893	(713)

Comprehensive loss	$(8,751)	$(11,155)

Basic and diluted net loss per share	$(0.19)	$(0.20)

Weighted average shares outstanding used in computing basic and diluted net loss per share	51,774	51,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,898	$17,772
Accounts receivable, net of allowance for doubtful accounts of $1,514 and $1,751, respectively	19,570	20,292
Prepaid expenses and other assets	12,410	12,405
Total current assets	45,878	50,469

Property and equipment, net	328,084	328,700
Investment in joint venture	2,934	2,768
Intangible assets, net	32,047	32,887
Goodwill	130,313	130,313
Deposits and other assets	9,094	9,474

Total assets	$548,350	$554,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,672	$22,607
Accrued liabilities	10,525	10,737
Deferred revenues	6,784	6,603
Capital lease obligations	9,290	8,421
Term loan, less discount and prepaid costs of $1,806 and $1,784, respectively	1,194	1,215
Exit activities and restructuring liability	1,712	2,034
Other current liabilities	1,631	2,566
Total current liabilities	52,808	54,183

Deferred revenues	4,798	4,759
Capital lease obligations	50,007	48,692
Revolving credit facility	32,500	31,000
Term loan, less discount and prepaid costs of $5,243 and $5,703, respectively	285,007	285,298
Exit activities and restructuring liability	1,709	1,844
Deferred rent	8,395	8,879
Deferred tax liability	1,211	880
Other long-term liabilities	4,467	4,640

Total liabilities	440,902	440,175
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 56,351 and 55,971 shares outstanding, respectively	56	56
Additional paid-in capital	1,279,490	1,277,511
Treasury stock, at cost; 908 and 826 shares, respectively	(6,609)	(6,393)
Accumulated deficit	(1,163,601)	(1,153,957)
Accumulated items of other comprehensive loss	(1,888)	(2,781)
Total stockholders’ equity	107,448	114,436

Total liabilities and stockholders’ equity	$548,350	$554,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(9,644)	$(10,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,113	20,208
Amortization of debt discount and issuance costs	522	490
Stock-based compensation expense, net of capitalized amount	1,922	1,579
Equity in earnings of equity-method investment	(36)	(39)
Provision for doubtful accounts	341	400
Non-cash change in capital lease obligations	487	(760)
Non-cash change in exit activities and restructuring liability	347	371
Non-cash change in deferred rent	(484)	(401)
Deferred taxes	77	54
Other, net	202	(242)
Changes in operating assets and liabilities:
Accounts receivable	537	(1,724)
Prepaid expenses, deposits and other assets	1,946	(1,544)
Accounts payable	(1,815)	(7,652)
Accrued and other liabilities	(1,903)	(903)
Deferred revenues	191	(256)
Exit activities and restructuring liability	(804)	(663)
Asset retirement obligation	(174)	—
Other liabilities	(43)	17
Net cash flows provided by (used in) operating activities	10,782	(1,507)

Cash Flows from Investing Activities:
Purchases of property and equipment	(12,282)	(14,990)
Additions to acquired and developed technology	(399)	(712)
Net cash flows used in investing activities	(12,681)	(15,702)

Cash Flows from Financing Activities:
Proceeds from credit agreements	1,500	13,000
Principal payments on credit agreements	(750)	(750)
Payments on capital lease obligations	(2,359)	(1,770)
Proceeds from exercise of stock options	—	2,583
Acquisition of common stock for income tax withholdings	(216)	(618)
Other, net	(76)	979
Net cash flows (used in) provided by financing activities	(1,901)	13,424
Effect of exchange rates on cash and cash equivalents	(74)	(80)
Net decrease in cash and cash equivalents	(3,874)	(3,865)
Cash and cash equivalents at beginning of period	17,772	20,084
Cash and cash equivalents at end of period	$13,898	$16,219

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,540	$6,450
Non-cash acquisition of property and equipment under capital leases	4,056	1,166
Additions to property and equipment included in accounts payable	6,025	6,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” or “our”) provides high-performance information technology (“IT”) infrastructure services at 50 data centers across North America, Europe and the Asia-Pacific region and through 85 Internet Protocol (“IP”) service points.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of March 31, 2016 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods.

2.	CHANGE IN ORGANIZATIONAL STRUCTURE AND REALIGNMENT OF EXPENSES

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, our chief executive officer, who is also our chief operating decision maker (“CODM”), revised the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we report our financial performance based on our new segments, described in note 8 “Operating segments.” We have reclassified prior period amounts to conform to the current presentation.

In addition, in conjunction with the change in our organizational structure, we reclassified certain costs included in the expense categories on our consolidated statement of operations, which resulted in the following: a reclassification of “Sales and marketing” and “General and administrative” to “Sales, general and administrative” and “Direct costs of amortization of acquired and developed technologies” to “Depreciation and amortization” included on our accompanying consolidated statements of operations. We have reclassified prior period amounts to conform to the current presentation.

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$59,098	$(59,098)	$—
IP services	21,688	(21,688)	—
Data center and network services	—	54,068	54,068
Cloud and hosting services	—	26,718	26,718
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	24,264	(24,264)	—
IP services	9,082	(9,082)	—
Data center and network services	—	26,481	26,481
Cloud and hosting services	—	6,865	6,865
Direct costs of amortization of acquired and developed technologies	1,150	(1,150)	—
Sales and marketing	10,283	(10,283)	—
General and administrative	11,685	(11,685)	—
Sales, general and administrative (“SGA”)	—	21,968	21,968
Depreciation and amortization	19,058	1,150	20,208

SGA expense consists primarily of costs related to sales and marketing, compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs.

3.	FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016:
Foreign currency contracts (note 6)	$—	$147	$—	$147
Interest rate swap (note 6)	—	581	—	581
Asset retirement obligations(1)	—	—	2,655	2,655

December 31, 2015:
Foreign currency contracts (note 6)	—	1,019	—	1,019
Interest rate swap (note 6)	—	728	—	728
Asset retirement obligations(1)	—	—	2,803	2,803

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. At March 31, 2016 and December 31, 2015, the balance of the asset retirement obligation was $0 and $0.2 million, respectively, which we included in “Other current liabilities,” and $2.7 million and $2.6 million, respectively, which we included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended March 31, 2016 (in thousands):

Balance, January 1, 2016	$2,803
Accretion	52
Payments	(174)
Gain on settlement	(26)
Balance, March 31, 2016	$2,655

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$293,250	$299,000	$294,000	$303,000
Revolving credit facility	32,500	31,800	31,000	30,400

4.	GOODWILL

During the three months ended March 31, 2016, we changed our operating segments, as discussed in note 8 “Operating segments,” and, subsequently, our reporting units. We now have the following five reporting units: IP services, IP products, data center services ("DCS"), cloud and hosting services and hosting products. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed. However, the fair value of DCS exceeded its carrying value by only 13% as of January 1, 2016. If revenue or other significant assumptions for such reporting unit declines, we may be at risk for future impairment. At March 31, 2016, goodwill attributable to DCS was $38.2 million. In addition, if market conditions decline, and there was no expectation that conditions would improve within a reasonable period of time, we may be required to recognize an impairment charge in future periods, which could be material.

During the three months ended March 31, 2016, we re-allocated goodwill as follows (in thousands):

	December 31, 2015	Re-allocations	March 31, 2016
Operating segments:
Data center services	$90,849	$(90,849)	$—
IP services	39,464	(39,464)	—
Data center and network services	—	77,631	77,631
Cloud and hosting services	—	52,682	52,682
Total	$130,313	$—	$130,313

5.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During the three months ended March 31, 2016, we recorded initial restructuring charges primarily due to ceasing use of an office facility. We also recorded subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We include the initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center and network services segment, during the three months ended March 31, 2016 and 2015 (in thousands):

	December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	March 31, 2016
Real estate obligations:
2016 exit activities	$—	$147	$—	$(9)	$138
2015 exit activities	1,007	—	—	(172)	835
2014 exit activities	1,701	—	18	(144)	1,575
2007 restructuring	1,170	—	181	(478)	873
Total	$3,878	$147	$199	$(803)	$3,421

	December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	March 31, 2015
Real estate obligations:
2014 exit activities	$2,010	$—	$206	$(121)	$2,095
2007 restructuring	2,325	—	160	(454)	2,031
Other	175	—	5	(88)	92
Total	$4,510	$—	$371	$(663)	$4,218

6.	DERIVATIVES

Foreign Currency Contracts

We have foreign currency contracts to mitigate the risk of a portion of our Canadian compensation expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar and commit us to purchase a total of $6.0 million Canadian dollars at an exchange rate of 1.268 through June 2016 and $12.0 million Canadian dollars at an exchange rate of 1.2855 through June 2017. As of March 31, 2016 and December 31, 2015, the fair value of our foreign currency contracts was $0.1 million and $0.7 million, respectively, included in “Other current liabilities,” and less than $0.1 million and $0.3 million, respectively, included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

During the three months ended March 31, 2016 and 2015, the activity of the foreign currency contracts was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Unrealized gain (loss), net of less than $0.1 million and $0.1 million income tax, respectively, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$638	$(355)
Realized loss on effective portion, included as compensation expense in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	(179)	(107)

Interest Rate Swap

We have an interest rate swap to manage exposure to interest rate movements of our credit agreement. Our interest rate swap involves the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments, over 1.5%, over the life of the agreement without exchange of the underlying notional amount. The cash flow hedge has a notional amount starting at $150.0 million through December 31, 2016.

As of March 31, 2016 and December 31, 2015, the fair value of our interest rate swap was $0.6 million and $0.7 million, respectively, and is included in “Other current liabilities” in the accompanying consolidated balance sheets. We record the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during either of the three months ended March 31, 2016 and 2015.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through December 31, 2016, we estimate that we will reclassify an additional $0.6 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Gain (loss) recorded as the effective portion of the change in fair value	$147	$(216)
Interest payments reclassified as an increase to interest expense	198	198

7.	COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

8.	OPERATING SEGMENTS

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, our CODM revised the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we report our financial performance based on our two new reportable segments, Data Center and Network Services and Cloud and Hosting Services, as follows:

Data Center and Network Services

Our Data Center and Network Services segment consists of colocation and Internet Protocol (“IP”) services.

Colocation

Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. We sell our colocation services at 50 data centers across North America, Europe and the Asia-Pacific region. We refer to 15 of these facilities as “company-controlled,” meaning we control the data center operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 35 data centers as “partner” sites. In these locations, a third party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

IP Connectivity

IP connectivity includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform and Managed Internet Route Optimizer™ Controller. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 85 IP service points around the world.

Our patented and patent-pending network route optimization technologies address inherent weaknesses of the Internet, allowing businesses to take advantage of the convenience, flexibility and reach of the Internet to connect to customers, suppliers and partners, and to adopt new IT delivery models in a scalable, reliable and predictable manner.

Cloud and Hosting Services

Our cloud and hosting services segment consists of hosted Infrastructure-as-a-Service as a cloud platform or via managed hosting. For both Infrastructure-as-a-Service options, we provision and maintain the hardware, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

Cloud

Cloud services involve providing compute and storage services via an integrated platform that includes servers, storage and network. We built our next generation cloud platform with our high-density colocation, Performance IP service and OpenStack, a leading open source technology for cloud services. We deliver our cloud services in eight locations across North America, Europe and the Asia-Pacific region.

Our cloud services provide customers’ DevOps teams and IT organizations access to the entire OpenStack ecosystem of tools without the risk of vendor lock in. Combining the dedicated processing power of bare-metal servers with the agility of the virtual servers, our cloud services enable companies to achieve peak performance and on-demand scalability with the newest Intel-based single, dual and quad socket processors, and a wide range of memory options. This allows our customers to rapidly build out high-performance infrastructure environments for their applications on a global scale.

Managed Hosting

Managed hosting involves providing a single tenant infrastructure environment consisting of servers, storage and network. We deliver this customizable infrastructure platform based on enterprise-class technology to support complex application and compliance requirements for our customers. We deliver our managed hosting services in 11 locations across North America, Europe and the Asia-Pacific region.

Our managed hosting services include managed services options such as installation, configuration, administration and maintenance of operating systems, network security services, anti-virus and backup. We customize these managed services to meet our customers’ needs through a flexible statement of work and we deliver them via a secure management network. We offer eCommerce and physical retail customers a secure infrastructure environment for storing, processing and transmitting cardholder data.

Segment Results

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Data center and network services	$50,872	$54,068
Cloud and hosting services	25,052	26,718
Total revenues	75,924	80,786

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	24,373	26,481
Cloud and hosting services	6,704	6,865
Total direct costs of sales and services, exclusive of depreciation and amortization	31,077	33,346

Segment profit:
Data center and network services	26,499	27,587
Cloud and hosting services	18,348	19,853
Total segment profit	44,847	47,440

Exit activities, restructuring and impairments	201	265
Other operating expenses, including direct costs of customer support, SGA and depreciation and amortization	46,847	51,294
Loss from operations	(2,201)	(4,119)
Non-operating expenses	7,341	6,335
Loss before income taxes and equity in earnings of equity-method investment	$(9,542)	$(10,454)

The prior year reclassifications, which did not affect total segment profit, are summarized as follows (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Reclassification	As Reported
Segment profit:
Data center services	$34,834	$(34,834)	$—
IP services	12,606	(12,606)	—
Data center and network services	—	27,587	27,587
Cloud and hosting services	—	19,853	19,853
Total segment profit	$47,440	$—	$47,440

Segment profit is calculated as segment revenues less direct costs of sales and services, exclusive of depreciation and amortization for the segment, and does not include any depreciation or amortization associated with direct costs. We view direct costs of sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. We have excluded depreciation and amortization from segment profit because it is based on estimated useful lives of tangible and intangible assets. We base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures.

9.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stock	$(9,644)	$(10,442)
Weighted average shares outstanding, basic and diluted	51,774	51,336

Net loss per share, basic and diluted	$(0.19)	$(0.20)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,598	7,296

10.	RECENT ACCOUNTING PRONOUNCEMENTS

During the three months ended March 31, 2016, we adopted new guidance that required debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with the presentation of debt discounts. The guidance, applied retrospectively, was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption did not have a material impact on our financial condition and no impact on our result of operations. Our restatement of prior period amounts was as follows:

	December 31, 2015
	As Previously Reported	Restatements	As Reported
Prepaid expenses and other assets	$12,646	$(241)	$12,405
Deposits and other assets	10,177	(703)	9,474
Term loan, current	(1,456)	241	(1,215)
Term loan, long-term	(286,001)	703	(285,298)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The guidance is effective for periods beginning after December 15, 2016. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the provisions of this accounting standard update.

In February 2016, FASB issued new guidance on lease accounting, which requires all leases in excess of 12 months to be recognized on the balance sheet as lease assets and lease liabilities. For operating leases, a lessee is required to recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment; recognize a single lease cost over the lease term generally on a straight-line basis; and classify all cash payments within operating activities on the cash flow statement. The guidance is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures.

In August 2014, FASB issued new guidance which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. The guidance is effective for the annual and interim periods ending after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures.

In May 2014, FASB issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective for periods beginning January 1, 2018. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the impact of the standard on our ongoing financial reporting.

11.	SUBSEQUENT EVENT

Subsequent to March 31, 2016, we entered into an amendment to our Credit Agreement, which, among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for the revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us” or “our” refer to Internap Corporation and our subsidiaries.

Overview

Our vision is to help people build and manage the world’s best performing Internet infrastructure. Today, our infrastructure services power many of the applications that shape the way we live, work and play. Internap’s diverse Internet infrastructure services deliver “performance without compromise” – blending virtual and bare-metal cloud, hosting and colocation services across a global network of data centers, optimized from the application to the end user and backed by our team of dedicated professionals. Many of the world’s most innovative companies rely on Internap to make their applications faster and more scalable.

Change in Organizational Structure and Realignment of Expenses

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, our chief executive officer (“CEO”), who is also our chief operating decision maker, revised the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we report our financial performance based on our two new segments, data center and network services and cloud and hosting services. The new operating segments are further described in note 8 “Operating segments” in the accompanying consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

In addition, in conjunction with the change in our organizational structure, we reclassified certain costs included in the expense categories on our consolidated statement of operations, which resulted in the following: a reclassification of “Sales and marketing” and “General and administrative” to “Sales, general and administrative” (“SGA”) and “Direct costs of amortization of acquired and developed technologies” to “Depreciation and amortization” included on our accompanying consolidated statements of operations. We have reclassified prior period amounts to conform to the current presentation. SGA expense consists primarily of costs related to sales and marketing, compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 10 to the accompanying consolidated financial statements.

Results of Operations

As of March 31, 2016, we had approximately 10,000 customers. Our customer base is not concentrated in any particular industry and, for the three months ended March 31, 2016, no single customer accounted for 10% or more of our revenues.

Three Months Ended March 31, 2016 and 2015

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease ) from 2015 to 2016
	2016	2015	Amount	Percent
Revenues:
Data center and network services:	$50,872	$54,068	$(3,196)	(6)%
Cloud and hosting services	25,052	26,718	(1,666)	(6)
Total revenues	75,924	80,786	(4,862)	(6)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services:	24,373	26,481	(2,108)	(8)
Cloud and hosting services	6,704	6,865	(161)	(2)
Direct cost of customer support	8,804	9,118	(314)	(3)
Sales, general and administrative	18,930	21,968	(3,038)	(14)
Depreciation and amortization	19,113	20,208	(1,095)	(5)
Exit activities, restructuring and impairments	201	265	(64)	—
Total operating costs and expenses	78,125	84,905	(6,780)	(8)
Loss from operations	$(2,201)	$(4,119)	$1,918	47

Interest expense	$6,985	$6,865	$120	2%

Data Center and Network Services

Revenues for data center and network services decreased 6%, to $50.9 million for the three months ended March 31, 2016, compared to $54.1 million for the same period in 2015. The decrease was primarily due to $3.0 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $1.2 million decrease in partner colocation revenue, partially offset by a $1.1 million increase in company-controlled colocation revenue.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 8%, to $24.4 million for the three months ended March 31, 2016, compared to $26.5 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 6% to $25.1 million for the three months ended March 31, 2016, compared to $26.7 million for the same period in 2015. The decrease is primarily due to churn from a small number of large customers.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, remained fairly constant at $6.7 million for the three months ended March 31, 2016, compared to $6.9 million for the same period in 2015.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $18.6 million for the three months ended March 31, 2016, compared to $21.2 million for the same period in 2015. The decrease was primarily due to a $2.5 million decrease in cash-based compensation and bonus accrual.

Stock-based compensation, net of amount capitalized, increased to $1.9 million during the three months ended March 31, 2016 from $1.6 million during the same period in 2015. The increase is primarily due to CEO stock-based compensation awards.

Direct costs of customer support. Direct costs of customer support remained fairly constant at $8.8 million during the three months ended March 31, 2016 compared to $9.1 million during the same period in 2015.

Sales, General and Administrative. Sales, general and administrative costs decreased to $18.9 million during the three months ended March 31, 2016 compared to $22.0 million during the same period in 2015. The decrease was primarily due to a $2.4 million decrease in cash-based compensation and bonus accrual, a $1.1 million decrease in marketing costs and a $0.4 million decrease in commissions, partially offset by a $1.2 million increase in organizational realignment costs.

Depreciation and Amortization. Depreciation and amortization remained fairly constant at $19.1 million during the three months ended March 31, 2016 from $20.2 million during the same period in 2015.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments remained fairly constant at $0.2 million during the three months ended March 31, 2016 compared to $0.3 million during the same period in 2015.

Interest Expense. Interest expense remained fairly constant at $7.0 million during the three months ended March 31, 2016 from $6.9 million during the same period in 2015.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of adjusted EBITDA to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBITDA as loss from operations plus depreciation and amortization, loss (gain) on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, loss from operations or other GAAP measures as an indicator of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2016	2015
Loss from operations	$(2,201)	$(4,119)
Depreciation and amortization	19,113	20,208
Loss (gain) on disposal of property and equipment, net	28	(15)
Exit activities, restructuring and impairments	201	265
Stock-based compensation	1,922	1,579
Strategic alternatives and related costs	141	—
Organizational realignment costs(1)	1,272	—
Adjusted EBITDA	$20,476	$17,918

(1)	Primarily professional fees, employee retention bonus and severance costs incurred related to our organization realignment. We include these costs in “SGA” in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity

As of March 31, 2016, we had a deficit in working capital, which represented an excess of current liabilities over current assets due to our strategy to minimize interest costs by not accessing additional borrowing capacity under our revolving credit facility. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness.

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2016 and 2015, we had a net loss of $9.6 million and $10.4 million, respectively. As of March 31, 2016, our accumulated deficit was $1.2 billion.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for a $300.0 million term loan and a $50.0 million revolving credit facility. As of March 31, 2016, the term loan had an outstanding principal amount of $293.3 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of March 31, 2016, the revolving credit facility, expiring in November 2018, had an outstanding balance of $32.5 million and we issued $4.1 million in letters of credit, resulting in $13.4 million in borrowing capacity. As of March 31, 2016, the interest rate on the term loan was 6% and the interest rate on the revolving credit facility was 4.9%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of March 31, 2016, we were in compliance with these covenants.

Subsequent to March 31, 2016, we entered into an amendment to our Credit Agreement, which among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the amendment.

Cash Flows

Operating Activities

During the three months ended March 31, 2016, net cash provided by operating activities was $10.8 million. We generated cash from operations of $12.8 million, while changes in operating assets and liabilities used cash from operations of $2.0 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

During the three months ended March 31, 2015, net cash used by operating activities during the three months ended March 31, 2015 was $1.5 million. We generated cash from operations of $11.2 million, while changes in operating assets and liabilities used cash from operations of $12.7 million.

Investing Activities

During the three months ended March 31, 2016 and 2015, net cash used in investing activities was $12.7 million and $15.7 million, respectively, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

During the three months ended March 31, 2016, net cash used by financing activities was $1.9 million, primarily due to principal payments of $3.1 million on the term loan and capital lease obligations, partially offset by $1.5 million of proceeds from the revolving credit facility.

During the three months ended March 31, 2015, net cash provided by financing activities was $13.4 million, primarily due to $13.0 million of proceeds from the revolving credit facility and a net $2.0 million from stock option activity, partially offset by principal payments of $2.5 million on the credit agreement and capital lease obligations.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At March 31, 2016, we had an interest rate swap on 50% of our current term loan balance through December 31, 2016 with a LIBOR floor fixed rate of 1.5%.

As of March 31, 2016, the balance of our long-term debt was $293.3 million on the term loan and $32.5 million on the revolving credit facility. At March 31, 2016, the interest rates on the term loan and revolving credit facility were 6% and 4.9%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of March 31, 2016, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2016, we realized foreign currency losses of $0.4 million, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of $0.1 million, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 30, 2017. During the three months ended March 31, 2016, we recorded unrealized gains of $0.6 million, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We believe that there have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 18, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2016	3,630	$4.60	—	—
February 1 to 29, 2016	37,898	2.15	—	—
March 1 to 31, 2016	39,547	2.97	—	—
Total	81,075	$2.66	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3 3.4

Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

Certificate of Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 29, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ John D. Maggard
John D. Maggard
Corporate Controller
(Principal Accounting Officer)

Date: May 5, 2016

