Form 10-Q
period 2016-06-30
Internap Corp
filed 2016-08-04
CIK 1056386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, 56,689,129 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Data center and network services	$50,459	$53,521	$101,331	$107,589
Cloud and hosting services	23,856	26,911	48,908	53,629
Total revenues	74,315	80,432	150,239	161,218

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services	24,650	26,116	49,023	52,597
Cloud and hosting services	6,720	6,862	13,424	13,727
Direct costs of customer support	7,919	9,090	16,723	18,208
Sales, general and administrative	18,131	21,577	37,061	43,544
Depreciation and amortization	19,217	22,566	38,330	42,774
Exit activities, restructuring and impairments	152	59	353	325
Total operating costs and expenses	76,789	86,270	154,914	171,175
Loss from operations	(2,474)	(5,838)	(4,675)	(9,957)

Non-operating expenses:
Interest expense	8,082	6,825	15,067	13,689
Other, net	116	55	471	(474)
Total non-operating expenses	8,198	6,880	15,538	13,215

Loss before income taxes and equity in earnings of equity-method investment	(10,672)	(12,718)	(20,213)	(23,172)
Provision (benefit) for income taxes	62	(137)	200	(111)
Equity in earnings of equity-method investment, net of taxes	(41)	(47)	(77)	(85)

Net loss	(10,693)	(12,534)	(20,336)	(22,976)

Other comprehensive income (loss):
Foreign currency translation adjustment	9	(16)	117	(158)
Unrealized gain (loss) on foreign currency contracts	75	168	713	(187)
Unrealized gain (loss) on interest rate swap	189	67	336	(149)
Total other comprehensive income (loss)	273	219	1,166	(494)

Comprehensive loss	$(10,420)	$(12,315)	$(19,170)	$(23,470)

Basic and diluted net loss per share	$(0.21)	$(0.24)	$(0.39)	$(0.45)

Weighted average shares outstanding used in computing basic and diluted net loss per share:	52,062	51,579	52,241	51,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,868	$17,772
Accounts receivable, net of allowance for doubtful accounts of $1,319 and $1,751, respectively	18,358	20,292
Prepaid expenses and other assets	11,975	12,405
Total current assets	44,201	50,469

Property and equipment, net	325,136	328,700
Investment in joint venture	3,020	2,768
Intangible assets, net	31,159	32,887
Goodwill	130,313	130,313
Deposits and other assets	8,998	9,474

Total assets	$542,827	$554,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,054	$22,607
Accrued liabilities	10,467	10,737
Deferred revenues	6,540	6,603
Capital lease obligations	9,586	8,421
Term loan, less discount and prepaid costs of $2,192 and $1,784, respectively	808	1,215
Exit activities and restructuring liability	1,432	2,034
Other current liabilities	1,358	2,566
Total current liabilities	56,245	54,183

Deferred revenues	4,967	4,759
Capital lease obligations	48,149	48,692
Revolving credit facility	35,500	31,000
Term loan, less discount and prepaid costs of $5,721 and $5,703, respectively	283,779	285,298
Exit activities and restructuring liability	1,486	1,844
Deferred rent	7,879	8,879
Deferred tax liability	1,223	880
Other long-term liabilities	4,424	4,640

Total liabilities	443,652	440,175
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 56,689 and 55,971 shares outstanding, respectively	57	56
Additional paid-in capital	1,281,762	1,277,511
Treasury stock, at cost; 962 and 826 shares, respectively	(6,736)	(6,393)
Accumulated deficit	(1,174,293)	(1,153,957)
Accumulated items of other comprehensive loss	(1,615)	(2,781)
Total stockholders’ equity	99,175	114,436

Total liabilities and stockholders’ equity	$542,827	$554,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(20,336)	$(22,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,330	42,774
Amortization of debt discount and issuance costs	1,233	990
Stock-based compensation expense, net of capitalized amount	3,464	3,764
Equity in earnings of equity-method investment	(77)	(85)
Provision for doubtful accounts	580	606
Non-cash change in capital lease obligations	527	(640)
Non-cash change in exit activities and restructuring liability	619	536
Non-cash change in deferred rent	(1,000)	(788)
Deferred taxes	39	(157)
Payment of debt lender fees	(1,716)	—
Other, net	186	19
Changes in operating assets and liabilities:
Accounts receivable	1,702	(1,647)
Prepaid expenses, deposits and other assets	4,606	(962)
Accounts payable	2,269	(8,162)
Accrued and other liabilities	(3,931)	(1,554)
Deferred revenues	94	1,153
Exit activities and restructuring liability	(1,579)	(1,342)
Asset retirement obligation	(174)	—
Other liabilities	(35)	35
Net cash flows provided by operating activities	24,801	11,564

Cash Flows from Investing Activities:
Purchases of property and equipment	(26,314)	(30,689)
Additions to acquired and developed technology	(769)	(810)
Net cash flows used in investing activities	(27,083)	(31,499)

Cash Flows from Financing Activities:
Proceeds from credit agreements	4,500	17,000
Principal payments on credit agreements	(1,500)	(1,500)
Payments on capital lease obligations	(4,827)	(3,717)
Proceeds from exercise of stock options	675	4,489
Acquisition of common stock for income tax withholdings	(343)	(868)
Other, net	(192)	943
Net cash flows (used in) provided by financing activities	(1,687)	16,347
Effect of exchange rates on cash and cash equivalents	65	(84)
Net decrease in cash and cash equivalents	(3,904)	(3,672)
Cash and cash equivalents at beginning of period	17,772	20,084
Cash and cash equivalents at end of period	$13,868	$16,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,356	$13,052
Non-cash acquisition of property and equipment under capital leases	4,921	1,176
Additions to property and equipment included in accounts payable	6,334	4,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” or “our”) provides high-performance Internet infrastructure services at 50 data centers across North America, Europe and the Asia-Pacific region and through 83 Internet Protocol (“IP”) service points.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2016 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

2.	CHANGE IN ORGANIZATIONAL STRUCTURE AND REALIGNMENT OF EXPENSES

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, our chief executive officer, who is also our chief operating decision maker, revised the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we now report our financial performance based on our new segments, described in note 9 “Operating Segments.” We have reclassified prior period amounts to conform to the current presentation.

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

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended June 30, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$59,422	$(59,422)	$—
IP services	21,010	(21,010)	—
Data center and network services	—	53,521	53,521
Cloud and hosting services	—	26,911	26,911
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	24,335	(24,335)	—
IP services	8,643	(8,643)	—
Data center and network services	—	26,116	26,116
Cloud and hosting services	—	6,862	6,862
Direct costs of amortization of acquired and developed technologies	592	(592)	—
Sales and marketing	9,759	(9,759)	—
General and administrative	11,818	(11,818)	—
Sales, general and administrative (“SGA”)	—	21,577	21,577
Depreciation and amortization	21,974	592	22,566

	Six Months Ended June 30, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$118,520	$(118,520)	$—
IP services	42,698	(42,698)	—
Data center and network services	—	107,589	107,589
Cloud and hosting services	—	53,629	53,629
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	48,599	(48,599)	—
IP services	17,725	(17,725)	—
Data center and network services	—	52,597	52,597
Cloud and hosting services	—	13,727	13,727
Direct costs of amortization of acquired and developed technologies	1,742	(1,742)	—
Sales and marketing	20,042	(20,042)	—
General and administrative	23,502	(23,502)	—
SGA	—	43,544	43,544
Depreciation and amortization	41,032	1,742	42,774

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

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016:
Foreign currency contracts (note 7)	$—	$43	$—	$43
Interest rate swap (note 7)	—	392	—	392
Asset retirement obligations(1)	—	—	2,706	2,706

December 31, 2015:
Foreign currency contracts (note 7)	—	1,019	—	1,019
Interest rate swap (note 7)	—	728	—	728
Asset retirement obligations(1)	—	—	2,803	2,803

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. At June 30, 2016 and December 31, 2015, the balance of the asset retirement obligation was $0 and $0.2 million, respectively, which we included in “Other current liabilities,” and $2.7 million and $2.6 million, respectively, which we included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the six months ended June 30, 2016 (in thousands):

Balance, January 1, 2016	$2,803
Accretion	103
Payments	(174)
Gain on settlement	(26)
Balance, June 30, 2016	$2,706

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$292,500	$307,000	$294,000	$303,000
Revolving credit facility	35,500	35,600	31,000	30,400

4.	GOODWILL

During the three months ended March 31, 2016, we changed our operating segments, as discussed in note 9 “Operating Segments,” and, subsequently, our reporting units. We now have the following five reporting units: IP services, IP products, data center services (“DCS”), cloud and hosting services and hosting products. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

During the three months ended June 30, 2016, we revised the allocation of goodwill to our reportable segments and we considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that we had an impairment indictor as a result of a sustained decline in the price of our common stock. We recalculated the fair value of our reporting units and all units exceeded their carrying values. However, as of June 30, 2016, the fair value of DCS exceeded its carrying value by only 2%. At June 30, 2016, goodwill attributable to DCS was $40.6 million. If revenue or other significant assumptions for such reporting unit decline, we may be at risk for future impairment.

In addition, if our overall results of operations and/or the share price of our common stock do not increase, and there was no expectation of an improvement within a reasonable period of time, we may be required to recognize an impairment charge in future periods, which could be material.

During the six months ended June 30, 2016, we re-allocated goodwill as follows (in thousands):

	December 31, 2015	Re-allocations	June 30, 2016
Reportable segments:
Data center services	$90,849	$(90,849)	$—
IP services	39,464	(39,464)	—
Data center and network services	—	80,104	80,104
Cloud and hosting services	—	50,209	50,209
Total	$130,313	$—	$130,313

5.	DEBT

During the three months ended June 30, 2016, we entered into an amendment to our credit agreement, which, among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for the revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the amendment, which was recorded as a debt discount of $1.5 million related to the term loan and prepaid debt issuance costs of $0.2 million related to the revolving credit facility. In addition, we paid $0.4 million in third-party fees, which we recorded as expense of $0.3 million related to the term loan and as prepaid debt issuance costs of $0.1 million related to the revolving credit facility.

Since the recording of the amendment was a modification of our previous credit agreement, we will continue to amortize the debt discount and prepaid issuance costs on our previous credit agreement. During the three and six months ended June 30, 2016, we amortized, as interest expense, $0.7 million and $1.2 million, respectively, of the total debt discount and prepaid debt issuance costs.

6.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During the six months ended June 30, 2016, we recorded initial restructuring charges primarily due to ceasing use of office facilities. We also recorded subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We include the initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center and network services segment, during the six months ended June 30, 2016 and 2015 (in thousands):

	December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2016
Real estate obligations:
2016 exit activities	$—	$239	$(11)	$(113)	$115
2015 exit activities	1,007	—	(4)	(221)	782
2014 exit activities	1,701	—	28	(286)	1,443
2007 restructuring	1,170	—	366	(958)	578
Total	$3,878	$239	$379	$(1,578)	$2,918

	December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2015
Real estate obligations:
2014 exit activities	$2,010	$—	$217	$(264)	$1,963
2007 restructuring	2,325	—	324	(908)	1,741
Other	175	—	(6)	(169)	—
Total	$4,510	$—	$535	$(1,341)	$3,704

7.	DERIVATIVES

Foreign Currency Contracts

We have foreign currency contracts to mitigate the risk of a portion of our Canadian compensation expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar and commit us to purchase a total of $12.0 million Canadian dollars at an exchange rate of 1.2855 through June 2017. As of June 30, 2016 and December 31, 2015, the fair value of our foreign currency contracts was less than $0.1 million and $0.7 million, respectively, included in “Other current liabilities,” and $0 and $0.3 million, respectively, included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

The activity of the foreign currency contracts was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized gain (loss), net of less than $0.1 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$75	$168	$713	$(187)
Realized loss on effective portion, included as compensation expense in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	(20)	(95)	(199)	(202)

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

As of June 30, 2016 and December 31, 2015, the fair value of our interest rate swap was $0.4 million and $0.7 million, respectively, and is included in “Other current liabilities” in the accompanying consolidated balance sheets. We record the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during either of the three and six months ended June 30, 2016 and 2015.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through December 31, 2016, we estimate that we will reclassify an additional $0.4 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) recorded as the effective portion of the change in fair value	$189	$67	$336	$(149)
Interest payments reclassified as an increase to interest expense	197	199	395	397

8.	COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

9.	OPERATING SEGMENTS

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, our chief operating decision maker (our chief executive officer) revised the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we now report our financial performance based on our two new reportable segments, Data Center and Network Services and Cloud and Hosting Services, as follows:

Data Center and Network Services

Our Data Center and Network Services segment consists of colocation and Internet Protocol (“IP”) connectivity services.

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

IP Connectivity

IP connectivity includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform and Managed Internet Route Optimizer™ Controller. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 83 IP service points around the world.

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

Segment Results

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Data center and network services	$50,459	$53,521	$101,331	$107,589
Cloud and hosting services	23,856	26,911	48,908	53,629
Total revenues	74,315	80,432	150,239	161,218

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	24,650	26,116	49,023	52,597
Cloud and hosting services	6,720	6,862	13,424	13,727
Total direct costs of network, sales and services, exclusive of depreciation and amortization	31,370	32,978	62,447	66,324

Segment profit:
Data center and network services	25,809	27,405	52,308	54,992
Cloud and hosting services	17,136	20,049	35,484	39,902
Total segment profit	42,945	47,454	87,792	94,894

Exit activities, restructuring and impairments	152	59	353	325
Other operating expenses, including direct costs of customer support, depreciation and amortization	45,267	53,233	92,114	104,526
Loss from operations	(2,474)	(5,838)	(4,675)	(9,957)
Non-operating expense	8,198	6,880	15,538	13,215
Loss before income taxes and equity in (earnings) of equity-method investment	$(10,672)	$(12,718)	$(20,213)	$(23,172)

The prior year reclassifications, which did not affect total segment profit, are summarized as follows (in thousands):

	Three Months Ended June 30, 2015
	As Previously Reported	Reclassification	As Reported
Segment profit:
Data center services	$35,087	$(35,087)	$—
IP services	12,367	(12,367)	—
Data center and network services	—	27,405	27,405
Cloud and hosting services	—	20,049	20,049
Total segment profit	$47,454	$—	$47,454

	Six Months Ended June 30, 2015
	As Previously Reported	Reclassification	As Reported
Segment profit:
Data center services	$69,921	$(69,921)	$—
IP services	24,973	(24,973)	—
Data center and network services	—	54,992	54,992
Cloud and hosting services	—	39,902	39,902
Total segment profit	$94,894	$—	$94,894

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

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stock	$(10,693)	$(12,534)	$(20,336)	$(22,976)
Weighted average shares outstanding, basic and diluted	52,062	51,579	52,241	51,590
Net loss per share, basic and diluted	$(0.21)	$(0.24)	$(0.39)	$(0.45)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,084	6,866	6,084	6,866

11.	RECENT ACCOUNTING PRONOUNCEMENTS

During the three months ended March 31, 2016, we adopted new guidance that required debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with the presentation of debt discounts. The guidance, applied retrospectively, was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption did not have a material impact on our financial condition and had no impact on our result of operations. Our restatement of prior year amounts was as follows:

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

Change in Organizational Structure and Realignment of Expenses

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, our chief executive officer, who is also our chief operating decision maker, revised the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we report our financial performance based on our two new segments, data center and network services and cloud and hosting services. The new operating segments are further described in note 9 “Operating Segments” in the accompanying consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

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

Results of Operations

As of June 30, 2016, we had approximately 10,000 customers. Our customer base is not concentrated in any particular industry and, for the three and six months ended June 30, 2016, no single customer accounted for 10% or more of our revenues.

Three Months Ended June 30, 2016 and 2015

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) from 2015 to 2016
	2016	2015	Amount	Percent
Revenues:
Data center and network services	$50,459	$53,521	$(3,062)	(6)%
Cloud and hosting services	23,856	26,911	(3,055)	(11)
Total revenues	74,315	80,432	(6,117)	(8)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services:	24,650	26,116	(1,466)	(6)
Cloud and hosting services	6,720	6,862	(142)	(2)
Direct cost of customer support	7,919	9,090	(1,171)	(13)
Sales, general and administrative	18,131	21,577	(3,446)	(16)
Depreciation and amortization	19,217	22,566	(3,349)	(15)
Exit activities, restructuring and impairments	152	59	93	157
Total operating costs and expenses	76,789	86,270	(9,481)	(11)
Loss from operations	$(2,474)	$(5,838)	$(3,364)	(58)

Interest expense	$8,082	$6,825	$1,257	18%

Data Center and Network Services

Revenues for data center and network services decreased 6%, to $50.5 million for the three months ended June 30, 2016, compared to $53.5 million for the same period in 2015. The decrease was primarily due to $3.3 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $0.9 million decrease in partner colocation revenue, offset by a $1.1 million increase in company-controlled colocation revenue.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 6%, to $24.7 million for the three months ended June 30, 2016, compared to $26.1 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 11% to $23.9 million for the three months ended June 30, 2016, compared to $26.9 million for the same period in 2015. The decrease is primarily due to churn from a small number of large customers.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, remained fairly constant at $6.7 million for the three months ended June 30, 2016, compared to $6.9 million for the same period in 2015.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $16.9 million for the three months ended June 30, 2016, compared to $21.0 million for the same period in 2015. The decrease was primarily due to a $2.8 million decrease in cash-based compensation and bonus, a $0.7 million decrease in severance and a $0.6 million decrease in stock-based compensation.

Stock-based compensation, net of amount capitalized, decreased to $1.5 million during the three months ended June 30, 2016 from $2.2 million during the same period in 2015. The decrease is primarily due to the vesting schedule of compensation awards to our chief executive officer. The following table summarizes stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,
	2016	2015
Direct costs of customer support	$267	$367
Sales, general and administrative	1,275	1,818
	$1,542	$2,185

Direct Costs of Customer Support. Direct costs of customer support decreased to $7.9 million during the three months ended June 30, 2016 compared to $9.1 million during the same period in 2015. The decrease was primarily due to decreased cash-based compensation and bonus.

Sales, General and Administrative. Sales, general and administrative costs decreased to $18.1 million during the three months ended June 30, 2016 compared to $21.6 million during the same period in 2015. The decrease was primarily due to a $2.2 million decrease in cash-based compensation and bonus, a $0.9 million decrease in marketing costs, a $0.7 million decrease in severance, a $0.5 decrease of stock-based compensation and $0.4 million decrease of professional fees, partially offset by a $1.7 million increase in organizational realignment costs.

Depreciation and Amortization. Depreciation and amortization decreased to $19.2 million during the three months ended June 30, 2016 compared to $22.6 million during the same period in 2015. The decrease was primarily due to the additional amortization expense in the prior period of $4.5 million for the accelerated useful life of the iWeb trade name.

Interest Expense. Interest expense increased to $8.1 million during the three months ended June 30, 2016 from $6.8 million during the same period in 2015. The increase is primarily due to the higher interest rate from the recent debt amendment and increased borrowings on the revolving credit facility.

Six Months Ended June 30, 2016 and 2015

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease) from 2015 to 2016
	2016	2015	Amount	Percent
Revenues:
Data center and network services	$101,331	$107,589	$(6,258)	(6)%
Cloud and hosting services	48,908	53,629	(4,721)	(9)
Total revenues	150,239	161,218	(10,979)	(7)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services:	49,023	52,597	(3,574)	(7)
Cloud and hosting services	13,424	13,727	(303)	(2)
Direct cost of customer support	16,723	18,208	(1,485)	(8)
Sales, general and administrative	37,061	43,544	(6,483)	(15)
Depreciation and amortization	38,330	42,774	(4,444)	(10)
Exit activities, restructuring and impairments	353	325	28	9
Total operating costs and expenses	154,914	171,175	(16,261)	(9)
Loss from operations	$(4,675)	$(9,957)	$(5,282)	(53)

Interest expense	$15,067	$13,689	$1,378	10%

Data Center and Network Services

Revenues for data center and network services decreased 6%, to $101.3 million for the six months ended June 30, 2016, compared to $107.6 million for the same period in 2015. The decrease was primarily due to $6.3 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $2.1 million decrease in partner colocation revenue, offset by a $2.1 million increase in company-controlled colocation revenue.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 7%, to $49.0 million for the six months ended June 30, 2016, compared to $52.6 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 9% to $48.9 million for the six months ended June 30, 2016, compared to $53.6 million for the same period in 2015. The decrease is primarily due to churn from a small number of large customers.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, remained fairly constant at $13.4 million for the six months ended June 30, 2016, compared to $13.7 million for the same period in 2015.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $35.5 million for the six months ended June 30, 2016, compared to $42.2 million for the same period in 2015. The decrease was primarily due to a $5.3 million decrease in cash-based compensation and bonus, a $0.8 million decrease in severance and a $0.5 million decrease in commissions.

Stock-based compensation, net of amount capitalized, remained fairly constant at $3.5 million during the six months ended June 30, 2016 from $3.8 million during the same period in 2015. The following table summarizes stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Six Months Ended June 30,
	2016	2015
Direct costs of customer support	$681	$741
Sales, general and administrative	2,783	3,023
	$3,464	$3,764

Direct Costs of Customer Support. Direct costs of customer support decreased to $16.7 million during the six months ended June 30, 2016 compared to $18.2 million during the same period in 2015. The decrease was primarily due to decreased cash-based compensation and bonus.

Sales, General and Administrative. Sales, general and administrative costs decreased to $37.1 million during the six months ended June 30, 2016 compared to $43.5 million during the same period in 2015. The decrease was primarily due to a $4.4 million decrease in cash-based compensation and bonus, a $2.1 million decrease in marketing costs, a $0.8 million decrease in severance, a $0.6 million decrease of professional fees and a $0.5 million decrease in commissions, partially offset by a $2.9 million increase in organizational realignment costs.

Depreciation and Amortization. Depreciation and amortization decreased to $38.3 million during the six months ended June 30, 2016 compared to $42.8 million during the same period in 2015. The decrease was primarily due to the additional amortization expense in the prior period of $5.0 million for the accelerated useful life of the iWeb trade name.

Interest Expense. Interest expense increased to $15.1 million during the six months ended June 30, 2016 from $13.7 million during the same period in 2015. The increase is primarily due to the higher interest rate from the recent debt amendment and increased borrowings on the revolving credit facility.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of adjusted EBITDA to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBITDA as loss from operations plus depreciation and amortization, loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2016	2015
Loss from operations	$(2,474)	$(5,838)
Depreciation and amortization	19,217	22,566
Loss on disposal of property and equipment, net	31	137
Exit activities, restructuring and impairments	152	59
Stock-based compensation	1,542	2,185
Strategic alternatives and related costs(1)	282	—
Organizational realignment costs(2)	1,417	—
Adjusted EBITDA	$20,167	$19,109

(1)	Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in SGA in the accompanying consolidated statements of operations and comprehensive loss for the three months ended June 30, 2016.

(2)	Primarily professional fees, employee retention bonus and severance costs incurred related to our organization realignment. We include these costs in SGA in the accompanying consolidated statements of operations and comprehensive loss for the three months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity

As of June 30, 2016, we had a deficit in working capital, which represented an excess of current liabilities over current assets due to our strategy to minimize interest costs by not accessing additional borrowing capacity under our revolving credit facility. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness.

We have a history of quarterly and annual period net losses. During the three and six months ended June 30, 2016, we had a net loss of $10.7 million and $20.3 million, respectively. As of June 30, 2016, our accumulated deficit was $1.2 billion.

Capital Resources

Credit Agreement. We have a $350.0 million credit agreement, which provides for an initial $300.0 million term loan and a $50.0 million revolving credit facility. During the three months ended June 30, 2016, we entered into an amendment to our credit agreement, which among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the amendment.

As of June 30, 2016, the term loan had an outstanding principal amount of $292.5 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of June 30, 2016, the revolving credit facility, expiring in November 2018, had an outstanding balance of $35.5 million and we issued $4.1 million in letters of credit, resulting in $10.4 million in borrowing capacity. As of June 30, 2016, the interest rate on the term loan was 7% and the interest rate on the revolving credit facility was 6%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of June 30, 2016, we were in compliance with these covenants.

Cash Flows

Operating Activities

During the six months ended June 30, 2016, net cash provided by operating activities was $24.8 million. We generated cash from operations of $21.9 million, while changes in operating assets and liabilities provided cash of $2.9 million.

During the six months ended June 30, 2015, net cash provided by operating activities during the six months ended June 30, 2015 was $11.6 million. We generated cash from operations of $24.0 million, while changes in operating assets and liabilities used cash from operations of $12.4 million.

Investing Activities

During the six months ended June 30, 2016 and 2015, net cash used in investing activities was $27.1 million and $31.5 million, respectively, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

During the six months ended June 30, 2016, net cash used by financing activities was $1.7 million, primarily due to principal payments of $6.3 million on the term loan and capital lease obligations, partially offset by $4.5 million of proceeds from the revolving credit facility.

During the six months ended June 30, 2015, net cash provided by financing activities was $16.3 million, primarily due to $17.0 million of proceeds from the revolving credit facility and a net $4.5 million from stock option activity, partially offset by principal payments of $5.2 million on the credit agreement and capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

In previous years, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.2 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At June 30, 2016, we had an interest rate swap on 50% of our current term loan balance through December 31, 2016 with a LIBOR floor fixed rate of 1.5%.

As of June 30, 2016, the balance of our long-term debt was $292.5 million on the term loan and $35.5 million on the revolving credit facility. At June 30, 2016, the interest rates on the term loan and revolving credit facility were 7% and 6%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of June 30, 2016, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2016, we realized foreign currency losses of $0.1 million and $0.6 million, respectively, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of less than $0.1 million and $0.1 million, respectively, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. If we grow our international operations, our exposure to foreign currency risk will become more significant.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 30, 2017. During the three and six months ended June 30, 2016, we recorded unrealized gains of $0.1 million and $0.7 million, respectively, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2016	1,805	$2.59	—	—
May 1 to 31, 2016	46,081	2.39	—	—
June 1 to 30, 2016	5,806	2.23	—	—
Total	53,692	$2.38	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 29, 2011).

10.1	Second Amendment to Credit Agreement, dated April 12, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 12, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by Michael A. Ruffolo, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
(Principal Accounting Officer)

Date: August 4, 2016

