Form 10-Q
period 2016-09-30
Internap Corp
filed 2016-11-03
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 58,245,920 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

ITEM 1. FINANCIAL STATEMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Data center and network services	$49,767	$52,440	$151,099	$160,029
Cloud and hosting services	24,173	25,878	73,081	79,507
Total revenues	73,940	78,318	224,180	239,536

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services	25,042	26,739	74,065	79,337
Cloud and hosting services	6,520	6,942	19,944	20,669
Direct costs of customer support	7,985	9,173	24,709	27,381
Sales, general and administrative	18,355	19,098	55,416	62,642
Depreciation and amortization	19,597	24,631	57,927	67,404
Goodwill impairment	78,169	—	78,169	—
Exit activities, restructuring and impairments	1,670	920	2,023	1,245
Total operating costs and expenses	157,338	87,503	312,253	258,678
Loss from operations	(83,398)	(9,185)	(88,073)	(19,142)

Non-operating expenses:
Interest expense	7,878	6,923	22,945	20,613
Other, net	(30)	(288)	442	(763)
Total non-operating expenses	7,848	6,635	23,387	19,850

Loss before income taxes and equity in earnings of equity-method investment	(91,246)	(15,820)	(111,460)	(38,992)
Provision (benefit) for income taxes	95	(1,612)	294	(1,723)
Equity in earnings of equity-method investment, net of taxes	(44)	(11)	(121)	(96)

Net loss	(91,297)	(14,197)	(111,633)	(37,173)

Other comprehensive income (loss):
Foreign currency translation adjustment	122	49	239	(109)
Unrealized (loss) gain on foreign currency contracts	(93)	(192)	620	(379)
Unrealized gain (loss) on interest rate swap	198	47	534	(102)
Total other comprehensive income (loss)	227	(96)	1,393	(590)

Comprehensive loss	$(91,070)	$(14,293)	$(110,240)	$(37,763)

Basic and diluted net loss per share	$(1.75)	$(0.27)	$(2.14)	$(0.72)

Weighted average shares outstanding used in computing basic and diluted net loss per share:	52,096	51,699	52,245	51,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,640	$17,772
Accounts receivable, net of allowance for doubtful accounts of $1,270 and $1,751, respectively	17,832	20,292
Prepaid expenses and other assets	10,710	12,405
Total current assets	38,182	50,469

Property and equipment, net	315,273	328,700
Investment in joint venture	3,206	2,768
Intangible assets, net	30,323	32,887
Goodwill	52,144	130,313
Deposits and other assets	8,968	9,474

Total assets	$448,096	$554,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,897	$22,607
Accrued liabilities	9,958	10,737
Deferred revenues	6,110	6,603
Capital lease obligations	9,649	8,421
Term loan, less discount and prepaid costs of $2,218 and $1,784, respectively	782	1,215
Exit activities and restructuring liability	1,038	2,034
Other current liabilities	1,240	2,566
Total current liabilities	54,674	54,183

Deferred revenues	4,981	4,759
Capital lease obligations	45,580	48,692
Revolving credit facility	35,500	31,000
Term loan, less discount and prepaid costs of $5,153 and $5,703, respectively	283,597	285,298
Exit activities and restructuring liability	1,350	1,844
Deferred rent	7,389	8,879
Deferred tax liability	1,364	880
Other long-term liabilities	4,396	4,640

Total liabilities	438,831	440,175
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 58,246 and 55,971 shares outstanding, respectively	58	56
Additional paid-in capital	1,283,051	1,277,511
Treasury stock, at cost; 1,020 and 826 shares, respectively	(6,866)	(6,393)
Accumulated deficit	(1,265,590)	(1,153,957)
Accumulated items of other comprehensive loss	(1,388)	(2,781)
Total stockholders’ equity	9,265	114,436

Total liabilities and stockholders’ equity	$448,096	$554,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(111,633)	$(37,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,927	67,404
Impairments	79,798	232
Amortization of debt discount and issuance costs	1,881	1,498
Stock-based compensation expense, net of capitalized amount	4,717	6,200
Equity in earnings of equity-method investment	(121)	(96)
Provision for doubtful accounts	902	922
Non-cash change in capital lease obligations	405	(1,167)
Non-cash change in exit activities and restructuring liability	865	1,400
Non-cash change in deferred rent	(1,490)	(1,287)
Deferred taxes	158	(2,181)
Payment of debt lender fees	(1,716)	—
Other, net	212	230
Changes in operating assets and liabilities:
Accounts receivable	1,894	(3,459)
Prepaid expenses, deposits and other assets	1,108	836
Accounts payable	4,853	(7,748)
Accrued and other liabilities	(629)	(1,862)
Deferred revenues	(304)	624
Exit activities and restructuring liability	(2,355)	(2,014)
Asset retirement obligation	(174)	—
Other liabilities	(33)	34
Net cash flows provided by operating activities	36,265	22,393

Cash Flows from Investing Activities:
Proceeds from sale of building	542	—
Purchases of property and equipment	(38,732)	(41,299)
Additions to acquired and developed technology	(1,211)	(1,120)
Net cash flows used in investing activities	(39,401)	(42,419)

Cash Flows from Financing Activities:
Proceeds from credit agreements	4,500	21,000
Principal payments on credit agreements	(2,250)	(2,250)
Payments on capital lease obligations	(7,211)	(5,718)
Proceeds from exercise of stock options	675	6,005
Acquisition of common stock for income tax withholdings	(473)	(1,332)
Other, net	(250)	869
Net cash flows (used in) provided by financing activities	(5,009)	18,574
Effect of exchange rates on cash and cash equivalents	13	(320)
Net decrease in cash and cash equivalents	(8,132)	(1,772)
Cash and cash equivalents at beginning of period	17,772	20,084
Cash and cash equivalents at end of period	$9,640	$18,312

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,957	$19,712
Non-cash acquisition of property and equipment under capital leases	4,921	4,342
Additions to property and equipment included in accounts payable	3,606	3,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” or “our”) provides high-performance Internet infrastructure services at 51 data centers across North America, Europe and the Asia-Pacific region and through 83 Internet Protocol (“IP”) service points.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2016 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

2.	CHANGE IN ORGANIZATIONAL STRUCTURE AND REALIGNMENT OF EXPENSES

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we report our financial performance based on our new segments, described in note 10 “Operating Segments.” We have reclassified prior period amounts to conform to the current presentation.

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

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended September 30, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$58,622	$(58,622)	$—
IP services	19,696	(19,696)	—
Data center and network services	—	52,440	52,440
Cloud and hosting services	—	25,878	25,878
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	25,111	(25,111)	—
IP services	8,570	(8,570)	—
Data center and network services	—	26,739	26,739
Cloud and hosting services	—	6,942	6,942
Direct costs of amortization of acquired and developed technologies	816	(816)	—
Sales and marketing	8,305	(8,305)	—
General and administrative	10,793	(10,793)	—
Sales, general and administrative (“SGA”)	—	19,098	19,098
Depreciation and amortization	23,815	816	24,631

	Nine Months Ended September 30, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$177,142	$(177,142)	$—
IP services	62,394	(62,394)	—
Data center and network services	—	160,029	160,029
Cloud and hosting services	—	79,507	79,507
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	73,711	(73,711)	—
IP services	26,295	(26,295)	—
Data center and network services	—	79,337	79,337
Cloud and hosting services	—	20,669	20,669
Direct costs of amortization of acquired and developed technologies	2,557	(2,557)	—
Sales and marketing	28,347	(28,347)	—
General and administrative	34,295	(34,295)	—
SGA	—	62,642	62,642
Depreciation and amortization	64,847	2,557	67,404

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

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Foreign currency contracts (note 8)	$—	$135	$—	$135
Interest rate swap (note 8)	—	194	—	194
Asset retirement obligations(1)	—	—	2,758	2,758

December 31, 2015:
Foreign currency contracts (note 8)	—	1,019	—	1,019
Interest rate swap (note 8)	—	728	—	728
Asset retirement obligations(1)	—	—	2,803	2,803

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. At September 30, 2016 and December 31, 2015, the balance of the asset retirement obligation was $0 and $0.2 million, respectively, which we included in “Other current liabilities,” and $2.8 million and $2.6 million, respectively, which we included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the nine months ended September 30, 2016 (in thousands):

Balance, January 1, 2016	$2,803
Accretion	155
Payments	(174)
Gain on settlement	(26)
Balance, September 30, 2016	$2,758

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loan	$291,750	$305,000	$294,000	$303,000
Revolving credit facility	35,500	35,600	31,000	30,400

4.	DEVELOPED SOFTWARE

During the three months ended September 30, 2016, we determined that we would not use certain internally-developed software related to our quoting and billing system, which affects both of our reportable segments, and recorded an impairment of $1.6 million. We include the impairment in “Exit activities, restructuring and impairments” in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016.

5.	GOODWILL

During the three months ended March 31, 2016, we changed our operating segments, as discussed in note 10 “Operating Segments,” and, subsequently, our reporting units. We now have five reporting units: IP services, IP products, data center services (“DCS”), cloud and hosting services and hosting products. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

We performed our annual impairment review as of August 1, 2016. To determine the estimated fair value of our reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

We determined the assumptions supporting the discounted cash flow method, including the discount rate, using our estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, we considered our past performance and empirical trending of results, looked to market and industry expectations and further performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions. The market method estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

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

During our annual impairment assessment, we determined based on the step 1 test that the fair value of each of our IP services, IP products and DCS reporting units, all included within our Data Center and Network Services segment, was below its carrying value. We then started the step 2 test on each of these reporting units. For the three months ended September 30, 2016, based on the initial result of our step 2 test, we recorded an impairment estimate of $78.2 million to adjust goodwill in our Data Center and Network Services segment, leaving a remainder of $1.9 million of goodwill in this segment. Due to the complexity and the effort required to estimate the fair value of the IP services, IP products and DCS reporting units in step 1 of the impairment test and to estimate the fair value of all assets and liabilities of each of the reporting units in step 2 of the test, we derived the fair value estimates based on preliminary assumptions and analysis that are subject to change. We will record any adjustment to the estimated impairment charge in the fourth quarter of 2016.

The goodwill impairment is primarily due to declines in our data center services, IP services and IP products revenues and operating results as compared to our projections. The declines in revenues and operating results compared to projections are attributable to lower than expected demand creation and customer retention.

Prior to conducting step 1 of the goodwill impairment test for the IP services, IP products and DCS reporting units, we evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, we test long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. We considered the lower than expected revenue and profitability levels as business indicators of impairment for the long-lived assets of each of these reporting units. Based on the results of the recoverability test, we determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the asset groups and were therefore recoverable. We did not recognize any impairment charges for long-lived assets as a result of this analysis.

During the nine months ended September 30, 2016, the summary of our re-allocations and impairment of goodwill is as follows (in thousands):

	December 31, 2015	Re-allocations	Impairment	September 30, 2016
Reportable segments:
Data center services	$90,849	$(90,849)	$—	$—
IP services	39,464	(39,464)	—	—
Data center and network services	—	80,104	(78,169)	1,935
Cloud and hosting services	—	50,209	—	50,209
Total	$130,313	$—	$(78,169)	$52,144

6.	DEBT

During the three months ended June 30, 2016, we entered into an amendment to our credit agreement, which, among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for the revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the amendment, which we recorded as a debt discount of $1.5 million related to the term loan and prepaid debt issuance costs of $0.2 million related to the revolving credit facility. In addition, we paid $0.4 million in third-party fees, which we recorded as expense of $0.3 million related to the term loan and as prepaid debt issuance costs of $0.1 million related to the revolving credit facility.

Since the recording of the amendment was a modification of our previous credit agreement, we will continue to amortize the debt discount and prepaid issuance costs on our previous credit agreement. During the three and nine months ended September 30, 2016, we amortized, as interest expense, $0.6 million and $1.9 million, respectively, of the total debt discount and prepaid debt issuance costs.

7.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During the nine months ended September 30, 2016, we recorded initial restructuring charges primarily due to ceasing use of office facilities. We also recorded subsequent plan adjustments in sublease income assumptions for certain properties included in our previously-disclosed plans. We include the initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015.

The following table displays the transactions and balances for exit activities and restructuring charges, substantially related to our data center and network services segment, during the nine months ended September 30, 2016 and 2015 (in thousands):

	December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2016
Real estate obligations:
2016 exit activities	$—	$239	$(9)	$(170)	$60
2015 exit activities	1,007	—	(5)	(275)	727
2014 exit activities	1,701	—	85	(474)	1,312
2007 restructuring	1,170	—	555	(1,436)	289
Total	$3,878	$239	$626	$(2,355)	$2,388

	December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2015
Real estate obligations:
2015 exit activities	$—	$683	$—	$(75)	$608
2014 exit activities	2,010	—	232	(407)	1,835
2007 restructuring	2,325	—	490	(1,362)	1,453
Other	175	—	(6)	(169)	—
Total	$4,510	$683	$716	$(2,013)	$3,896

8.	DERIVATIVES

Foreign Currency Contracts

We have foreign currency contracts to mitigate the risk of a portion of our Canadian compensation expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar and commit us to purchase a total of $12.0 million Canadian dollars at an exchange rate of 1.2855 through June 2017. As of September 30, 2016 and December 31, 2015, the fair value of our foreign currency contracts was $0.1 million and $0.7 million, respectively, included in “Other current liabilities,” and $0 and $0.3 million, respectively, included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

The activity of the foreign currency contracts was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized (loss) gain, net of less than $0.1 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$(93)	$(192)	$620	$(379)
Realized loss on effective portion, included as compensation expense in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	(37)	(238)	(236)	(440)

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

As of September 30, 2016 and December 31, 2015, the fair value of our interest rate swap was $0.2 million and $0.7 million, respectively, and is included in “Other current liabilities” in the accompanying consolidated balance sheets. We record the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during either of the three and nine months ended September 30, 2016 and 2015.

We will reclassify amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrue interest payments on our variable-rate debt. Through December 31, 2016, we estimate that we will reclassify an additional $0.2 million as an increase to interest expense since the hedge interest rate currently exceeds the variable interest rate on our debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recorded as the effective portion of the change in fair value	$198	$47	$534	$(102)
Interest payments reclassified as an increase to interest expense	199	201	594	598

9.	COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

10.	OPERATING SEGMENTS

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance.  As a result, beginning January 1, 2016, we now report our financial performance based on our two new reportable segments, Data Center and Network Services and Cloud and Hosting Services, as follows:

Data Center and Network Services

Our Data Center and Network Services segment consists of colocation and Internet Protocol (“IP”) connectivity services.

Colocation

Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. We sell our colocation services at 51 data centers across North America, Europe and the Asia-Pacific region. We refer to 15 of these facilities as “company-controlled,” meaning we control the data center operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 36 data centers as “partner” sites. In these locations, a third party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

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

Segment Results

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Data center and network services	$49,767	$52,440	$151,099	$160,029
Cloud and hosting services	24,173	25,878	73,081	79,507
Total revenues	73,940	78,318	224,180	239,536

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	25,042	26,739	74,065	79,337
Cloud and hosting services	6,520	6,942	19,944	20,669
Total direct costs of sales and services, exclusive of depreciation and amortization	31,562	33,681	94,009	100,006

Segment profit:
Data center and network services	24,725	25,701	77,034	80,692
Cloud and hosting services	17,653	18,936	53,137	58,838
Total segment profit	42,378	44,637	130,171	139,530

Exit activities, restructuring and impairments, including goodwill impairment	79,839	920	80,192	1,245
Other operating expenses, including direct costs of customer support, depreciation and amortization	45,937	52,902	138,052	157,427
Loss from operations	(83,398)	(9,185)	(88,073)	(19,142)
Non-operating expense	7,848	6,635	23,387	19,850
Loss before income taxes and equity in (earnings) of equity-method investment	$(91,246)	$(15,820)	$(111,460)	$(38,992)

The prior year reclassifications, which did not affect total segment profit, are summarized as follows (in thousands):

	Three Months Ended September 30, 2015
	As Previously Reported	Reclassification	As Reported
Segment profit:
Data center services	$33,511	$(33,511)	$—
IP services	11,126	(11,126)	—
Data center and network services	—	25,701	25,701
Cloud and hosting services	—	18,936	18,936
Total segment profit	$44,637	$—	$44,637

	Nine Months Ended September 30, 2015
	As Previously Reported	Reclassification	As Reported
Segment profit:
Data center services	$103,431	$(103,431)	$—
IP services	36,099	(36,099)	—
Data center and network services	—	80,692	80,692
Cloud and hosting services	—	58,838	58,838
Total segment profit	$139,530	$—	$139,530

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

11.       NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stock	$(91,297)	$(14,197)	$(111,633)	$(37,173)
Weighted average shares outstanding, basic and diluted	52,096	51,699	52,245	51,763
Net loss per share, basic and diluted	$(1.75)	$(0.27)	$(2.14)	$(0.72)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	7,238	6,868	7,238	6,868

12.       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which allows the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted.  We are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2016, FASB issued new guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance provides additional clarification on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact that adoption will have on the presentation of our consolidated statements of cash flow.

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

In March 2016, FASB issued new guidance that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The guidance is effective for periods beginning after December 15, 2016. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures.

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

Change in Organizational Structure and Realignment of Expenses

During the three months ended March 31, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2016, we report our financial performance based on our two new segments, data center and network services and cloud and hosting services. The new operating segments are further described in note 10 “Operating Segments” in the accompanying consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 12 to the accompanying consolidated financial statements.

Results of Operations

As of September 30, 2016, we had approximately 9,000 customers. Our customer base is not concentrated in any particular industry and, for the three and nine months ended September 30, 2016, no single customer accounted for 10% or more of our revenues.

Three Months Ended September 30, 2016 and 2015

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) from 2015 to 2016
	2016	2015	Amount	Percent
Revenues:
Data center and network services	$49,767	$52,440	$(2,673)	(5)%
Cloud and hosting services	24,173	25,878	(1,705)	(7)
Total revenues	73,940	78,318	(4,378)	(6)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services:	25,042	26,739	(1,697)	(6)
Cloud and hosting services	6,520	6,942	(422)	(6)
Direct cost of customer support	7,985	9,173	(1,188)	(13)
Sales, general and administrative	18,355	19,098	(743)	(4)
Depreciation and amortization	19,597	24,631	(5,034)	(20)
Goodwill impairment	78,169	—	78,169	100
Exit activities, restructuring and impairments	1,670	920	750	82
Total operating costs and expenses	157,338	87,503	69,835	80
Loss from operations	$(83,398)	$(9,185)	$74,213	808

Interest expense	$7,878	$6,923	$955	14%

Data Center and Network Services

Revenues for data center and network services decreased 5%, to $49.8 million for the three months ended September 30, 2016, compared to $52.4 million for the same period in 2015. The decrease was primarily due to $2.5 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $0.4 million decrease in partner colocation revenue, offset by a net $0.2 million increase in company-controlled colocation revenue.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 6%, to $25.0 million for the three months ended September 30, 2016, compared to $26.7 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 7% to $24.2 million for the three months ended September 30, 2016, compared to $25.9 million for the same period in 2015. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, decreased 6%, to $6.5 million for the three months ended September 30, 2016, compared to $6.9 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $16.2 million for the three months ended September 30, 2016, compared to $19.7 million for the same period in 2015. The decrease was primarily due to a $2.4 million decrease in cash-based compensation and bonus and a $1.2 million decrease in stock-based compensation.

Stock-based compensation, net of amount capitalized, decreased to $1.3 million during the three months ended September 30, 2016 from $2.4 million during the same period in 2015. The decrease is primarily due to executive transition awards in the prior period for our former chief executive officer. The following table summarizes stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2016	2015
Direct costs of customer support	$277	$484
Sales, general and administrative	976	1,951
	$1,253	$2,435

Direct Costs of Customer Support. Direct costs of customer support decreased to $8.0 million during the three months ended September 30, 2016 compared to $9.2 million during the same period in 2015. The decrease was primarily due to decreased cash-based compensation from reduced headcount.

Sales, General and Administrative. Sales, general and administrative costs decreased to $18.4 million during the three months ended September 30, 2016 compared to $19.1 million during the same period in 2015. The decrease was primarily due to a $1.8 million decrease in cash-based compensation from reduced headcount and bonus and a $1.0 million decrease in stock-based compensation, partially offset by a $0.8 million increase in professional fees and a $1.6 million increase in organizational realignment costs and strategic alternatives and related costs.

Depreciation and Amortization. Depreciation and amortization decreased to $19.6 million during the three months ended September 30, 2016 compared to $24.6 million during the same period in 2015. The decrease was primarily due to the additional amortization expense in the prior period of $4.5 million for the accelerated useful life of the iWeb trade name.

Goodwill Impairment. The goodwill impairment was $78.2 million during the three months ended September 30, 2016 compared to $0 during the same period in 2015. We summarize the goodwill impairment in note 5 to the accompanying consolidated financial statements.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $1.7 million during the three months ended September 30, 2016 compared to $0.9 million during the same period in 2015. The increase was primarily due to impairment of internally-developed software for $1.6 million in the current period, which we summarize in note 4 to the accompanying consolidated financial statements.

Interest Expense. Interest expense increased to $7.9 million during the three months ended September 30, 2016 from $6.9 million during the same period in 2015. The increase is primarily due to the higher interest rate from the debt amendment completed in the period ended June 30, 2016 and increased borrowings on the revolving credit facility.

Nine Months Ended September 30, 2016 and 2015

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Decrease (Increase) from 2015 to 2016
	2016	2015	Amount	Percent
Revenues:
Data center and network services	$151,099	$160,029	$(8,930)	(6)%
Cloud and hosting services	73,081	79,507	(6,426)	(8)
Total revenues	224,180	239,536	(15,356)	(6)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services:	74,065	79,337	(5,272)	(7)
Cloud and hosting services	19,944	20,669	(725)	(4)
Direct cost of customer support	24,709	27,381	(2,672)	(10)
Sales, general and administrative	55,416	62,642	(7,226)	(12)
Depreciation and amortization	57,927	67,404	(9,477)	(14)
Goodwill impairment	78,169	—	78,169	100
Exit activities, restructuring and impairments	2,023	1,245	778	62
Total operating costs and expenses	312,253	258,678	53,575	21
Loss from operations	$(88,073)	$(19,142)	$68,931	360

Interest expense	$22,945	$20,613	$2,332	11%

Data Center and Network Services

Revenues for data center and network services decreased 6%, to $151.1 million for the nine months ended September 30, 2016, compared to $160.0 million for the same period in 2015. The decrease was primarily due to $8.8 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $2.5 million decrease in partner colocation revenue, offset by a net $2.3 million increase in company-controlled colocation revenue.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 7%, to $74.1 million for the nine months ended September 30, 2016, compared to $79.3 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 8% to $73.1 million for the nine months ended September 30, 2016, compared to $79.5 million for the same period in 2015. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, decreased 4%, to $19.9 million for the nine months ended September 30, 2016, compared to $20.7 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $51.7 million for the nine months ended September 30, 2016, compared to $61.8 million for the same period in 2015. The decrease was primarily due to a $7.7 million decrease in cash-based compensation and bonus, a $0.9 million decrease in severance and a $1.5 million decrease in stock-based compensation.

Stock-based compensation, net of amount capitalized, decreased to $4.7 million during the nine months ended September 30, 2016 from $6.2 million during the same period in 2015. The decrease is primarily due to executive transition awards in the prior period for our former chief executive officer and a decrease in the fair value of stock options and awards. The following table summarizes stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2016	2015
Direct costs of customer support	$958	$1,225
Sales, general and administrative	3,759	4,975
	$4,717	$6,200

Direct Costs of Customer Support. Direct costs of customer support decreased to $24.7 million during the nine months ended September 30, 2016 compared to $27.4 million during the same period in 2015. The decrease was primarily due to a $1.5 million decrease in cash-based compensation from reduced headcount and bonus and a $0.5 million decrease in professional fees.

Sales, General and Administrative. Sales, general and administrative costs decreased to $55.4 million during the nine months ended September 30, 2016 compared to $62.6 million during the same period in 2015. The decrease was primarily due to a $6.2 million decrease in cash-based compensation from reduced headcount and bonus, a $1.2 million decrease in stock-based compensation, a $2.4 million decrease in marketing costs and a $0.9 million decrease in severance, partially offset by a $4.6 million increase in organizational realignment costs and strategic alternatives and related costs.

Depreciation and Amortization. Depreciation and amortization decreased to $57.9 million during the nine months ended September 30, 2016 compared to $67.4 million during the same period in 2015. The decrease was primarily due to the additional amortization expense in the prior period of $9.5 million for the accelerated useful life of the iWeb trade name.

Goodwill Impairment. The goodwill impairment was $78.2 million during the nine months ended September 30, 2016 compared to $0 during the same period in 2015. We summarize the goodwill impairment in note 5 to the accompanying consolidated financial statements.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $2.0 million during the nine months ended September 30, 2016 compared to $1.2 million during the same period in 2015. The increase was primarily due to impairment of internally-developed software for $1.6 million, which we summarize in note 4 to the accompanying consolidated financial statements.

Interest Expense. Interest expense increased to $22.9 million during the nine months ended September 30, 2016 from $20.6 million during the same period in 2015. The increase is primarily due to the higher interest rate from the recent debt amendment and increased borrowings on the revolving credit facility.

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

The following table reconciles adjusted EBITDA to loss from operations as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,
	2016	2015
Loss from operations	$(83,398)	$(9,185)
Depreciation and amortization	19,597	24,631
Loss on disposal of property and equipment, net	25	99
Exit activities, restructuring and impairments, including goodwill impairment	79,839	920
Stock-based compensation	1,253	2,435
Strategic alternatives and related costs(1)	1,121	852
Organizational realignment costs(2)	1,403	—
Adjusted EBITDA	$19,840	$19,752

(1)	Primarily legal and other professional fees, as well as $0.7 million of executive severance, incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in SGA in the accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2016.

(2)	Primarily professional fees, employee retention bonus, severance and executive search costs incurred related to our organization realignment. We include these costs in SGA in the accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity

As of September 30, 2016, we had a deficit in working capital, which represented an excess of current liabilities over current assets, primarily due to our decrease in cash since December 31, 2015. We are addressing the decrease through increased accounts receivable collection and continued cost reduction efforts. However, we believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from what we expect or if we fail to generate sufficient cash flows from selling our services, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness.

We have a history of quarterly and annual period net losses. During the three and nine months ended September 30, 2016, we had a net loss of $91.3 million and $111.6 million, respectively. As of September 30, 2016, our accumulated deficit was $1.3 billion.

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

As of September 30, 2016, the term loan had an outstanding principal amount of $291.8 million, which we repay in $0.75 million quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of September 30, 2016, the revolving credit facility, expiring in November 2018, had an outstanding balance of $35.5 million and we issued $4.2 million in letters of credit, resulting in $10.3 million in borrowing capacity. As of September 30, 2016, the interest rate on the term loan was 7% and the interest rate on the revolving credit facility was 6%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of September 30, 2016, we were in compliance with these covenants.

Cash Flows

Operating Activities

During the nine months ended September 30, 2016, net cash provided by operating activities was $36.3 million. We generated cash from operations of $31.9 million, while changes in operating assets and liabilities provided cash of $4.4 million.

During the nine months ended September 30, 2015, net cash provided by operating activities was $22.4 million. We generated cash from operations of $36.0 million, while changes in operating assets and liabilities used cash from operations of $13.6 million.

Investing Activities

During the nine months ended September 30, 2016 and 2015, net cash used in investing activities was $39.4 million and $42.4 million, respectively, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

During the nine months ended September 30, 2016, net cash used by financing activities was $5.0 million, primarily due to principal payments of $9.5 million on the term loan and capital lease obligations, partially offset by $4.5 million of proceeds from the revolving credit facility.

During the nine months ended September 30, 2015, net cash provided by financing activities was $18.6 million, primarily due to $21.0 million of proceeds from the revolving credit facility and a net $4.7 million from stock option activity, partially offset by principal payments of $8.0 million on the term loan and capital lease obligations.

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

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. At September 30, 2016, we had an interest rate swap on 50% of our current term loan balance through December 31, 2016 with a LIBOR floor fixed rate of 1.5%.

As of September 30, 2016, the balance of our long-term debt was $291.8 million on the term loan and $35.5 million on the revolving credit facility. At September 30, 2016, the interest rates on the term loan and revolving credit facility were 7% and 6%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of September 30, 2016, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2016, we realized foreign currency gains of less than $0.1 million and losses of $0.5 million, respectively, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of $0.1 million and $0.2 million, respectively, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. If we grow our international operations, our exposure to foreign currency risk will become more significant.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 30, 2017. During the three and nine months ended September 30, 2016, we recorded an unrealized loss of $0.1 million and an unrealized gain of $0.6 million, respectively, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2016	2,154	$2.16	—	—
August 1 to 31, 2016	26,116	2.16	—	—
September 1 to 30, 2016	29,430	2.32	—	—
Total	57,700	$2.24	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

10.1	Employment Agreement, effective September 12, 2016, between the Company and Peter D. Aquino (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2016).

10.2	Restricted Stock Inducement Award Agreement between the Company and Peter D. Aquino (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 13, 2016).

10.3	Notice of Award pursuant to Restricted Stock Inducement Award Agreement between the Company and Peter D. Aquino (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 13, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kevin M. Dotts, Chief Financial Officer.

32.1	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Kevin M. Dotts, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ Kevin M. Dotts
Kevin M. Dotts
(Principal Accounting Officer)

Date: November 3, 2016