Form 10-K
period 2016-12-31
Internap Corp
filed 2017-03-13
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $89,770,054 based on a closing price of $2.06 on June 30, 2016, as quoted on the NASDAQ Global Market.

As of March 1, 2017, 82,181,005 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held June 21, 2017 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “Internap,” “INAP,” or the “Company” refer to Internap Corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Internap Corporation is a leading technology provider of Internet infrastructure through both Colocation Business and Enterprise Services (including network connectivity, IP, bandwidth, and Managed Hosting), and Cloud Services (including enterprise-grade AgileCLOUD 2.0, Bare-Metal Servers, and SMB iWeb platforms). INAP’s global high-capacity network connects 15 company-controlled Tier 3-type data centers in major markets in North America, 34 wholesale partnered facilities, and points of presence in 26 central business districts around the world. INAP also provides high-power density colocation, low-latency bandwidth, and public and private cloud platforms in an expanding internet infrastructure industry. We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Our common stock trades on the Nasdaq Global Market under the symbol “INAP.”

Our Industry

INAP competes in the large and fast-growing market for Internet infrastructure services (outsourced data center, compute, storage and network services). Three complementary trends are driving demand for Internet infrastructure services: the growth of the digital economy, the outsourcing of information technology (“IT”) and the growth of cloud computing.

The Growth of the Digital Economy

The digital economy continues to impact existing business models with a new generation of networked applications. Widespread adoption of mobile Internet devices combined with rising expectations around the performance and availability of both consumer and business applications places increasing pressure on enterprises to deliver a seamless end-user experience on any device at any time at any location. Simultaneously, Software-as-a-Service models have changed data usage patterns with information traditionally maintained on individual machines and back-office servers now being streamed across the Internet. These applications require predictable performance and data security. Finally, the growth of big data analytics is giving rise to a new breed of “fast data” applications that collect and analyze massive amounts of data in real time to drive immediate business decisions – for example, real-time ad bidding platforms and personalized e-commerce portals.

The Outsourcing of IT

While more capacity is being outsourced to public cloud data centers, a growing number of enterprises are also turning to colocation and hosting providers.

As distributed applications, security concerns and compliance issues are placing new burdens on the traditional IT model and driving new costs and complexity, IT organizations are increasingly turning to infrastructure outsourcing to free up valuable internal resources to focus on their core businesses, improve service levels and lower the overall cost of their IT operations. The macro-economic trends over the past several years have led to a reduction of operating and capital budgets. Companies are forced to balance this growing complexity with a cost-cutting culture and staff resource limitations that require they do more with less.

The Growth of Cloud Computing

Cloud computing has yet to make its full impact, and the extent and the form of that impact on enterprise and commercial data centers is still unclear. It will take several years to play out, but we expect demand for on-premises capacity to be offset by the ability to more easily migrate workloads to cloud providers such as INAP.

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

Our Business

The Internet infrastructure services market comprises a range of offerings that have emerged in response to shifting business and technology drivers. Internap competes specifically in the markets for retail colocation, hosting and IaaS. Different customer use cases and business requirements dictate the need for specific services or a combination of services.

Internap provides high-performance Internet infrastructure services that make our customers’ applications faster and more scalable. We offer:

●	infrastructure services: customers can mix and match cloud, hosting and colocation for the optimal combination of services to meet specific application and business requirements;
●	availability across a global network of data centers;
●	patented network services that leverage our proprietary technologies to maximize uptime and minimize latency for customer applications; and
●	services backed by service level agreements (“SLAs”) and our team of dedicated support professionals.

Our Segments

Effective January 1, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance.  As a result, beginning January 1, 2016, we now report our financial performance based on our two new reportable segments, Data Center and Network Services and Cloud and Hosting Services, as follows:

Data Center and Network Services

Our Data Center and Network Services segment consists of colocation and Internet Protocol (“IP”) connectivity services.

Colocation

Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. We sell our colocation services at 49 data centers across North America, Europe and the Asia-Pacific region. We refer to 15 of these facilities as “company-controlled,” meaning we control the data center operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 34 data centers as “partner” sites. In these locations, a third party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

IP Connectivity

IP connectivity includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform and Managed Internet Route Optimizer™ Controller. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 81 IP service points around the world.

Cloud and Hosting Services

Our cloud and hosting services segment consists of hosted Infrastructure-as-a-Service as a cloud platform or via managed hosting. For both Infrastructure-as-a-Service options, we provision and maintain the hardware, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

Cloud

Cloud services involve providing compute and storage services via an integrated platform that includes servers, storage and network. We built our next generation cloud platform with our high-density colocation, Performance IP service and OpenStack, a leading open source technology for cloud services. Our Cloud offering provides customers with the ability to manage equally virtual and physical servers through an industry standard toolset provided by Openstack-based management and API interfaces. We deliver our cloud services in five locations across North America, Europe and the Asia-Pacific region.

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

Additional information regarding our segments, including our financial results for the previous three fiscal years, can be found in note 11 to the accompanying consolidated financial statements.

Data Centers, Private Network Access Points and CDN POPs

Our data centers and private network access points (“P-NAPs”) feature multiple direct high-speed connections to major Internet service providers (“ISPs”). We have data centers, P-NAPs and content delivery network (“CDN”) POPs in the following markets, some of which have multiple sites:

Internap operated	Domestic sites operated under third party agreements		International sites operated under third party agreements
Atlanta	Atlanta	Orange County	Amsterdam	Paris
Boston	Boston	Sacramento	Frankfurt	Singapore
Dallas	Chicago	Philadelphia	Hong Kong	Sydney
Houston	Dallas	Phoenix	London	Tokyo (1)
Los Angeles	Denver	San Francisco	Osaka (1)	Toronto
Montreal	Los Angeles	San Jose
New York Metro	Miami	Santa Clara
Santa Clara	New York Metro	Seattle
Seattle	Oakland	Washington DC

(1)	Through our joint venture in Internap Japan Co., Ltd. (“Internap Japan”) with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”).

Financial Information about Geographic Areas

For each of the three years ended December 31, 2016, we derived more than 10% of our total revenues from operations outside the United States. Additional information regarding our geographic areas, including our financial results for the previous three fiscal years, can be found in note 11 to the accompanying consolidated financial statements.

Research and Development

Research and development costs are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $1.1 million, $2.2 million and $2.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. These costs do not include $6.3 million, $6.5 million and $8.5 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2016, 2015 and 2014, respectively.

Customers

As of December 31, 2016, we had approximately 9,000 customers in various industries. We serve the following key industries: software and Internet, including advertising technology; media and entertainment, including gaming; business services; hosting and IT infrastructure; health care technology infrastructure and telecommunications. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, price sensitivity and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price and brand recognition. We believe that we can compete on the basis of these factors to varying degrees. Our current and potential competition primarily consists of:

●	colocation, hosting and cloud providers, including Amazon Web Services; CenturyLink, Inc.; CyrusOne Inc.; Digital Realty Trust, Inc.; Equinix, Inc.; Microsoft Azure; Rackspace Hosting, Inc.; Softlayer (IBM); QTS Realty Trust, Inc.; LeaseWeb; and OVH; and
●	ISPs that provide connectivity services and storage solutions, including AT&T Inc.; Akamai Technologies, Inc.; Cogent Communications Holdings, Inc.; Level 3 Communications, Inc.; Verizon Communications Inc. and Zayo Group, LLC.

Our Competitive Differentiation

Internap aims to be the partner of choice for people developing the world’s most innovative applications by creating and operating the best-performing Internet infrastructure. We are uniquely positioned to help our customers make their applications faster and more scalable through the approaches discussed below.

Our High-Performance Service Offering

The Company was founded over 20 years ago to provide a better way to deliver packets across the Internet and, today, our Performance IP service is a leading standard for business Internet connectivity. As we have expanded and evolved our business, delivering the best performance has remained our focus starting with the design of company-controlled data centers, which are the foundation for our infrastructure services and feature industry-leading power densities and complete infrastructure redundancy to efficiently support business growth while minimizing downtime.

Similarly, we have designed our public cloud offering to support high-performance workloads with bare-metal and virtual computing options built atop the open-source OpenStack cloud computing platform. Our Public Cloud virtual computing services are offered in both a low oversubscription and a non-oversubscribed model to deliver best in class cloud performance at the right price. Our bare-metal cloud supports big data, compute-based rendering, in-memory or streaming applications by delivering faster throughput and processing performance through unaltered access to physical resources. The rich selection of available bare metal configurations provides our customers with the flexibility to create performance-focused, purpose built infrastructure. Further by removing hypervisors, hence eliminating the “noisy neighbor effect” we are able to achieve a more efficient price to performance – with significant cost savings over nominal virtual equivalents.

Our Approach to Internet Infrastructure and Hosting Venue Interoperability

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

Our infrastructure services seamlessly interconnect via a single unified network to enable IT environments for maximum scalability, efficiency and flexibility. Our unified customer portal allows customers to provision, manage and monitor colocation, hosting and cloud environments through a single, robust interface. This simplifies management of the colocation footprint, minimizes expensive trips to the data center and enables customers to easily leverage cloud-to-colocation for immediate access to on-demand resources.

Our Customer Support

Internap’s award-winning, fully-redundant Network Operation Centers (“NOCs”) deliver outstanding service and act as a virtual extension of our customers’ infrastructure teams. Our NOCs are staffed by experienced engineers who proactively monitor our services and network to resolve issues before problems arise. The performance and availability of our services is mission-critical to our customers and we back those services with a competitive SLA, which features proactive alerts and credits.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect our proprietary technology. As of December 31, 2016, we had 23 patents (18 issued in the United States and 5 issued internationally) that extend to various dates between 2017 and 2034, and 14 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2016, we had approximately 530 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We generally believe our labor relations to be good.

Available Information

The Securities and Exchange Commission (“SEC”) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company also makes available free of charge through its website (www,internap.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. References to our website addressed in this Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Form 10-K.

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

Risks Related to our Business

We cannot predict with certainty the future evolution of the IT infrastructure market in which we compete, and may be unable to respond effectively or on a timely basis to rapid technological change.

The IT infrastructure market in which we compete is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. Innovative new IT technologies and evolving industry standards have the potential to become the “new normal,” either replacing or providing efficient, potentially lower-cost alternatives to other, more traditional, IT communications services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable or require us to spend significant amounts of capital to adapt or adopt new technologies or industry standards.

Our failure to anticipate new technology trends that may eventually become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards applicable to the industries we compete in) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but will not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. Technological advances in computer processing, storage, capacity, component size, cloud computing solutions or power management could result in a decreased demand for our data center and hosting services. Likewise, if the Internet backbone becomes subject to a form of central management or gatekeeping control, or if ISPs establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our IP and CDN services could be materially and adversely affected.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

The markets in which we compete are constantly evolving. The process of expending research and development funds to create new services and products, and the technologies that support them is expensive, time and labor intensive and uncertain. We may not understand or accurately assess the market demand for new services and products or not be able to solve or fix technical problems with new services and products. The demand for top research and development talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development funds in a cost-effective manner to acquire talent and to develop and introduce new services, products and upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

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

In addition, if we cannot innovate our products or adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and upgrades are not technologically competitive or do not achieve market acceptance, we may experience a material decrease in our revenues and earnings.

Failure to retain existing customers or attract new customers will cause our revenue to decline.

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality or do not provide the proper technological solutions, we may not be able to retain our current customers or attract new ones. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these agreements may not be renewed at the same price or level of service, if at all. Due to the upfront costs of implementing IT infrastructure services, if our customers do not renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional IT infrastructure on-line.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

●	their level of satisfaction with our services;
●	our ability to provide features and functionality demanded by our customers;
●	the prices of our services compared to our competitors;
●	technological advances that allow customers to meet their needs with fewer infrastructure resources;
●	mergers and acquisitions affecting our customer base; which include a significant number of technology customers that are potentially attractive acquisition targets; and
●	reduction in our customers’ spending levels or economic decline in our customer’s markets.

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

Our capital investment strategy for data center and IT infrastructure services expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected and could materially impact our results of operations.

Our strategic decision to invest capital in expanding our data center and IT infrastructure services is based on, among other things, significant assumptions related to expected growth of these markets, our IT solutions program, our competitors’ plans and current and expected server utilization and data center occupancy rates. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate. Errors or imprecision in these estimates, especially those related to customer demand or our competitors’ plans, could cause actual results to differ materially from our expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

Adding data center space involves capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. Errors or imprecision in these estimates or the data on which the estimates are based could result in either an oversupply or undersupply of space in a particular market and cause actual results to differ materially from our expected results and correspondingly have a material adverse impact on our business, consolidated financial condition, results of operations and cash flows.

Pricing pressure may continue to decrease our revenue for certain services.

Pricing for Internet connectivity, data transit and data storage services has declined in recent years and may continue to decline, which would continue to impact our IP services segment. By bundling their services and reducing the overall cost of their service offerings, certain of our competitors may be able to provide customers with reduced costs in connection with their Internet connectivity, data transit and data storage services or private network services, thereby significantly increasing the pressure on us to decrease our prices, whether unbundled or bundled. Increased price competition, price deflation and other related competitive pressures have eroded, and could continue to erode, our revenue and margins and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on ISPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions offered to our customers even if accompanied with an increased number of customers.

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

We compete in a rapidly evolving, highly competitive market which has been, and is likely to continue to be, characterized by overcapacity, industry consolidation and continued pricing pressure. In addition, our competitors may acquire software-application vendors, technology providers or other service providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively, particularly as fixed costs increase for industry participants. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry and may be able to:

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

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, enhanced data privacy and retention legislation and various energy regulations, as well as law enforcement surveillance and anti-terrorism initiatives targeting instant messaging applications. For example, if the Federal Communications Commission (the “FCC”) were to impose federal Universal Service Fund requirements on a number of our managed hosting services such as virtual private network, dedicated IP and other enterprise customer services, that could raise our costs, and potentially require us to charge more for our services than we currently do and negatively impact our business. Additionally, we must comply with federal and state consumer protection laws. Finally, other potential laws and regulations targeted at goods or services that are cost inputs necessary to operate our managed service and colocation offerings could have a negative impact on us. These factors may impact the delivery of our services by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

In April 2015, the FCC adopted new Open Internet rules reclassifying broadband Internet access as a regulated Title II “telecommunications service.” The Title II regulation subjects ISPs to common carrier regulations, including prohibiting “unjust and unreasonable practices” and discriminatory practices under the Communications Act, regulation of consumer privacy and other common carrier regulations. While we are not an ISP or a broadband Internet access provider, many of our customers have Internet businesses and rely on us for Web hosting, colocation of Web servers and routers and cloud services. If certain broadband access providers were to unreasonably interfere or disadvantage certain of our Internet edge provider customers by not allowing consumers to access them under comparable rates and service terms, then that could harm our business.

The 2015 Open Internet Order also established “bright line rules” that prohibit an ISP from blocking, throttling (impairing or degrading lawful Internet traffic on the basis of content, applications or service), and paid prioritization or “fast lanes,” including for ISP affiliates. The new rules also enhance the existing transparency requirements for service quality disclosures to broadband services customers and set a standard of conduct for ISPs. Several challenges to the Commission’s 2015 Open Internet Order were filed before the D.C. Circuit Court of Appeals including the Commission’s reclassification of broadband Internet access as a Title II telecommunications service. In June 2016, the D.C. Circuit Court of Appeals upheld the FCC’s Open Internet Order in a 2-1 decision. The ruling can be appealed to the United States Supreme Court.

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

In January 2017, a new Chairman of the FCC was appointed. It is unclear what short term and long term impacts will occur as a result of new leadership at the FCC.

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

In another pending rulemaking, the FCC is proposing to regulate Internet-based video programming providers as multi-channel video programming distributors (“MVPDs”) as it currently regulates established cable television providers and satellite providers. The FCC has tentatively concluded that the traditional definition of MVPD requiring ownership of the video transmission path should be expanded to include Internet-based video programmers. This proceeding could directly impact the ability to compete for video programming of a number of Internap’s customers, and thereby impact the future use of Internap’s services.

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

If we fail to comply with privacy rules and regulations implemented by foreign governments and agencies, our business could be adversely affected and we could face claims for liabilities.

In October 2015, the European Court of Justice invalidated Decision 2000/520, which provided a safe harbor for businesses to transfer personal data from European Union countries to the United States if the recipient company agreed to comply with Safe Harbor Privacy Principles. Since that time, the European Commission and the U.S. Department of Commerce have been negotiating a next generation Safe Harbor agreement to enable the transfer of personal data from E.U. countries to the U.S. and reduce the risk of enforcement actions being brought by E.U. member privacy regulators against U.S. companies for failing to adequately protect the transfer of personal data of E.U. citizens. On February 2, 2016, E.U. and U.S. officials announced the terms of a new U.S.-E.U. Safe Harbor agreement, referred to as the E.U.-U.S. Privacy Shield. On July 12, 2016, the European Commission deemed the E.U.-U.S. Privacy Shield Framework adequate to enable data transfers under EU law. Failure to comply or implement certain privacy safeguards could negatively impact our business and give rise to claims for liabilities.

If we fail to comply with telecommunications services regulations our business could be negatively affected.

One of our subsidiaries offers Metro Connect Ethernet data transmission services to customers colocated at our data centers to enable expanded connectivity. These are regulated telecommunications services, which require our subsidiary to obtain regulatory certifications and often to maintain an approved tariff in most states in which these services are offered. There are various regulatory compliance requirements to operate as a telecommunications carrier, such as the filing of tariffs, annual reports and universal service reports. We also must comply with state consumer protection laws in every state in which we operate. Failure to comply with any of these requirements could negatively impact our business.

We depend on third-party suppliers for key elements of our IT infrastructure services and products. If we are unable to obtain these elements on a cost-effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

In delivering our services, we rely on a number of Internet networks, many of which are built and operated by third parties. To provide high performance connectivity services through our network access points, we purchase connections from several ISPs. We can offer no assurances that these ISPs will continue to provide service to us on a continuous, cost-effective basis or on competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand or to expand our business. Consolidation among ISPs limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other ISPs that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and materially and adversely affect our business.

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

Some of our products and services contain or use open source software, which may pose particular risks to our proprietary software and solutions.

We use open source software in our products and for certain services and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business and operating results.

Any failure of our physical IT infrastructure could lead to unexpected costs and disruptions that could harm our business reputation, consolidated financial condition, results of operations and cash flows.

Our business depends on providing customers with highly-reliable services. We must protect our IT infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

●	human error;
●	physical or electronic security breaches;
●	fire, earthquake, hurricane, flood, tornado and other natural disasters;
●	improper maintenance of the buildings in which our data centers are located;
●	water damage, extreme temperatures and fiber cuts;
●	power loss or equipment failure;
●	sabotage and vandalism; and
●	failures experienced by underlying service providers upon which our business relies.

Problems at one or more of our company-controlled facilities or our partner sites, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have SLAs that require us to meet minimum performance obligations and to provide service credits to customers if we do not meet those obligations. If a service interruption impacts a significant portion of our customer base, the amount of service credits we are required to provide could adversely impact our business and financial condition. Also, if we experience a service interruption and we fail to provide a service credit under an SLA, we could face claims related to such failures, which could adversely impact our business and financial condition. Because our data centers are critical to our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a failure to meet performance obligations in our SLAs.

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

Generally, our company-controlled data center leases provide us with the opportunity to renew the leases at our option for periods typically ranging from five to 10 years. Many of these options provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Conversely, if rental rates drop in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease.

For the leases that do not contain renewal options, or for which the option to renew has been exhausted or passed, we cannot guarantee the lessor will renew the lease, or will do so at a rate that will allow us to maintain profitability on that particular space. While we proactively monitor these leases and conduct ongoing negotiations with lessors, our ability to renegotiate renewals is inherently limited by the original contract language, including option renewal clauses. If we are unable to renew, we may incur substantial costs to move our infrastructure and/or customers and to restore the property to its required condition. There is no guarantee that our customers would move with us and we may not be able to find appropriate and sufficient space. The occurrence of any of these events could adversely impact our business, financial condition, results of operations and cash flows.

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

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at one or more of our NOCs, including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or P-NAPs, any of which would seriously harm our reputation, business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue service credits as a result of such interruptions in service. If material, these credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

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

A number of widespread and disabling attacks on public and private networks have occurred in the past in our industry. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, software vulnerabilities, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers and fines and penalties to governmental or regulatory agencies, and our reputation could suffer, thereby resulting in a loss of current customers and deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam,” regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems, or any circumvention of those efforts, may result in increased costs, interruptions, delays or cessation of service to our customers and negatively impact hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances, and our insurance may not be available or adequate to cover these claims.

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

The growth of our business depends on our ability to continue to develop and successfully implement effective and efficient business support policies, processes and internal systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

●	sourcing, evaluating and targeting potential customers and managing existing customers;
●	implementing customer orders for services;
●	delivering these services;
●	timely billing and collection for these services;
●	budgeting, forecasting, tracking and reporting our results of operations; and
●	providing technical and operational support to customers and tracking the resolution of customer issues.

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

We operate globally in various locations. We may develop or acquire P-NAPs or complementary businesses in additional global markets. The risks associated with our global business operations include:

●	challenges in establishing and maintaining relationships with global customers, ISPs and local vendors, including data center and local network operators;
●	challenges in staffing and managing NOCs and P-NAPs across disparate geographic areas;
●	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the U.S.;
●	challenges in reducing operating expense or other costs required by local laws and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	exposure to fluctuations in international currency exchange rates;
●	costs of customizing P-NAPs for foreign countries and customers; and
●	compliance with requirements of foreign laws, regulations and other governmental controls, including trade and labor restrictions, the Foreign Corrupt Practices Act and related laws that may reduce the flexibility of our business operations or favor local competition.

We may be unsuccessful in our efforts to address the risks associated with our global operations, which may limit our sales growth and materially and adversely affect our business and results of operations.

If we are unable to retain our key executives and employees and hire and retain qualified sales, research and development, technical, marketing and support personnel, our ability to compete could be materially adversely affected.

Our current and future success depends upon the services of our executive officers and other key technology, sales, research and development, marketing and support personnel who have critical industry experience, knowledge and relationships. There is significant competition for such talented individuals, which affects both our ability to retain key employees and hire new ones.

We have recently experienced turnover at the executive ranks of our Company. Members of our senior management team have left our Company over the years for a variety of reasons, and we cannot be certain that there will not be additional departures, which may be disruptive to our operations and detrimental to our future outlook. The loss of the services of any of our key employees or our inability to attract and retain new talent could hinder or delay the implementation of our business strategy and negatively impact our ability to sell our services.

Acquisitions, joint ventures and other strategic transactions we complete could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.

From time to time, we may enter into acquisitions, joint ventures and other types of strategic relationships that involve close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

●	difficulty integrating the operations and personnel of acquired companies;
●	potential disruption of our ongoing business;
●	potential distraction of management;
●	diversion of business resources from core operations;
●	expenses and potential liabilities related to the transactions or acquired business;
●	failure to realize synergies or other expected benefits; and
●	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired.

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. As we complete acquisitions, we may encounter difficulty in incorporating acquired technologies into our offerings while maintaining the quality standards that are consistent with our business operations, brand and reputation. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve and adversely impact our business and results of operations.

We may become involved in various types of litigation that may adversely impact our business.

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses even if the claims are without merit. Furthermore, because such matters are inherently unpredictable, there can be no assurance that the results of any of these matters will not have an adverse impact on our business, results of operations, financial condition, or cash flows.

General global market, political and economic conditions may have an adverse impact on our operating performance, results of operations and cash flows.

Our business has been and could continue to be affected by general global economic, political and market conditions. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenue. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely on for various services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. In addition, political effects such as changes to (i) trade and tariff laws, (ii) tax laws, (iii) the makeup or function of regulatory bodies and (iv) employee laws could have a significant negative impact on our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results or that current or future political conditions will not negatively impact our business.

Global or local climate change and natural resource conservation regulations could adversely impact our business.

Our operations, including our data centers and server networks, require and consume significant energy resources, including electricity generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources to power energy resources that serve our operations. In addition, our customers and investors may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not sustain profitability.

For the years ended December 31, 2016, 2015 and 2014, we incurred net losses of $124.7 million, $48.4 million and $39.5 million, respectively. At December 31, 2016, our accumulated deficit was $1.3 billion and our working capital deficit was $15.9 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds or refinance our current levels of indebtedness.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. Fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

●	competition and the introduction of new services by our competitors;
●	continued pricing pressures;
●	fluctuations in the demand and sales cycle for our services;
●	fluctuations in the market for qualified sales, customer support and retention and other personnel;
●	the cost and availability of adequate public utilities, including power;
●	our ability to obtain local loop connections to our P-NAPs at favorable prices; and
●	any impairment or restructuring charges that we may incur in the future.

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

When circumstances warrant, we may elect to exit certain business activities or change the manner in which we conduct ongoing operations. When we make such a change, we will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent our best expectations based on known facts and circumstances at the time of estimation. Should circumstances warrant, we will adjust our previous estimates to reflect what we then believe to be a more accurate representation of expected future costs. Because our estimates and assumptions regarding impairment and restructuring charges include probabilities of future events, such as expected operating results, future economic conditions, the ability to find a sublease tenant within a reasonable period of time or the rate at which a sublease tenant will pay for the available space, such estimates are inherently subject to changes due to unforeseen circumstances that could materially and adversely affect our results of operations. Adverse changes in any of these factors could result in additional impairment and restructuring charges in the future.

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

As of December 31, 2016, we had net operating loss carryforwards of $289.6 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2036. To the extent these net operating loss carryforwards are available; we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. To the extent our use of net operating loss carryforwards is limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

We have been, and may be in the future, subject to proposals by stockholders urging us to take certain corporate actions. If stockholder activities develop, our business could be adversely affected as responding to proxy contests or stockholder proposals and reacting to other actions by stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We may be required to retain the services of various professionals to advise us on certain stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and cause our stock price to experience periods of volatility or stagnation.

Concentration of ownership among our certain large stockholders and their affiliates may limit the influence of new investors on corporate decisions and the interests of such large stockholders may materially differ from your interests.

A majority of our outstanding shares are held by a relatively small number of our stockholders. As a result, if some of these stockholders vote in an aligned manner, they could be capable of meaningfully influencing the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests that may materially differ from the rest of our stockholders.

The trading price of our common stock may decline if our stockholders sell a large number of shares of our common stock or if we issue a large number of new shares of our common stock.

A majority of our outstanding shares of common stock are held by a relatively small number of our stockholders. A sale of a substantial number of our shares in the public market by our significant stockholders or pursuant to new issuances by us could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We recently completed a private placement of common stock pursuant to which we agreed to file and maintain a registration statement for the resale of such stockholders’ shares and to provide various assistance in connection with offerings or other sales of such shares. The applicable registration statement imposes financial penalties on us if we fail to have an effective registration statement for the shares by a specific deadline or upon the occurrence of certain other events. If the registration statement is not declared effective by the SEC on or prior to that date, the Company will make pro rata payments to the Purchasers in an amount equal to 1.5% of the aggregate purchase price initially paid for such registrable securities, for each 30-day period or pro rata for any portion thereof following May 23, 2017 for which the registration statement has not been declared effective. Any such sale or issuance of common stock could have material adverse effect on the market price of our common stock. In addition, new issuances of common stock by us would dilute the ownership interests of our existing stockholders.

If we are unable to maintain compliance with the continued listing requirements as set forth in The NASDAQ Listing Rules, our common stock could be delisted from The NASDAQ Global Market, and if this were to occur, then the price and liquidity of our common stock and our ability to raise additional capital could be adversely affected.

Our common stock is currently listed on The NASDAQ Global Market. Continued listing of a security on The NASDAQ Global Market is conditioned upon compliance with certain continued listing requirements set forth in the NASDAQ Listing Rules. There can be no assurance we will continue to satisfy the requirements for listing on the NASDAQ Global Market.

In the last year, our common stock has closed, at times, below $1.00 per share. If we are not able to maintain compliance with the continued listing standards as set forth in the NASDAQ Listing Rules for NASDAQ Global Market companies, our common stock will likely be delisted from The NASDAQ Global Market and an associated decrease in liquidity in the market for our common stock may occur. If, for 30 consecutive business days, we fail to maintain a minimum bid price of $1.00 per share for our common stock, The NASDAQ Stock Market LLC will notify us of the compliance failure. In accordance with applicable listing rules, NASDAQ will grant a compliance period to regain compliance with the minimum bid price rule. We intend to cure any minimum bid price compliance deficiency by taking actions to increase the trading price of our common stock, including such actions as effecting a reverse stock split, if necessary. The delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

Because we do not intend to pay dividends in the foreseeable future, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We currently intend to retain our future earnings, if any, for use in the operation of our business and do not expect to pay any cash dividends in the foreseeable future on our common stock. In addition, the terms of our debt instruments impose limitations on our ability to pay dividends. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Risks Related to our Substantial Indebtedness

If we are unable to comply with the restrictions and covenants in our credit agreement or other debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed or may have other material adverse effects on our business, consolidated financial condition, results of operations and cash flows.

Our existing credit agreement requires us to, among other things, meet certain financial covenants related to (i) our maximum total leverage ratio, (ii) our minimum consolidated interest coverage ratio, (iii) limitations on our capital expenditures and (iv) other negative and reporting covenants. These covenants protect the lenders and limit our ability to make certain operating and business decisions in the face of changing market dynamics. These covenants can be waived by the lenders. However, the cost of obtaining waivers, which could be material, must be weighed against the opportunity created by adjusting the covenants. In addition, our credit facility create liens on a majority our assets.

If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived or cured, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. Defaults on our credit agreement could cause cross-defaults under other agreements or have negative impacts on other commercial arrangements with vendors that provide services to us. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, or obtain a waiver or forbearance of the covenants, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows. Also, our ability to access sources of liquidity or the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

During 2016, we entered into the second amendment to our credit facility (the “Second Amendment”) to, among other things, amend the interest coverage ratio and leverage ratio covenants to make them less restrictive and increase the applicable margin for the revolving credit facility and term loan by 1.0%. Absent the Second Amendment, we would have been unable to comply with our covenants in the credit facility. In January 2017, we entered into the third amendment to our credit facility (the “Third Amendment”), which became effective in February 2017. The Third Amendment, among other things, amended the credit agreement to make each of the interest coverage ratio and leverage ratio covenants less restrictive and to decrease the maximum level of permitted capital expenditures. Absent the Third Amendment we may not have been able to comply with our covenants in the credit agreement. We can make no assurances that we will be able to comply with our covenants in the future or whether we will be able to obtain future amendments or waivers of the covenants in our financing agreements and instruments, if necessary, upon acceptable terms or at all. Furthermore, future amendments or waivers may place future restrictions on our ability to engage in certain activities, as well as increase the cost of our financing.

We currently have a significant amount of debt which we may not be able to repay when due. Any failure to meet or repay our debt or meet our debt obligations and other long-term commitments would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

As of December 31, 2016, our total debt, including capital leases, was $380.4 million. Our second secured first lien revolving credit facility (“revolving credit facility”) matures on November 26, 2018 and our senior secured first lien term loan facility (“term loan”) matures on November 26, 2019. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof or incur additional debt. Our significant level of debt could make it more difficult for us to obtain additional debt financing in the future. In addition, if we raise additional funds by incurring additional debt, we will incur increased debt service costs or be subject to increased interest rates and may become subject to more restrictive financial and other covenants which could limit our ability to operate our business as we desire. We can make no assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If our financial performance weakens or if we are unable to make interest or principal payments when due, meet our covenants or amend our credit facility to modify the covenants, we may default under our credit facility. Such default would result in all principal and interest becoming due and payable, if not waived. This would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. If a waiver is required we may not be able to obtain the waiver or it could come at a material cost to us.

We also have other long-term commitments for operating leases and service and purchase contracts. If we are unable to make payments when due, we would be in breach of contractual terms of the agreements, which may result in disruptions of our services which, in turn, would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

Our significant amount of indebtedness could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

Our significant amount of indebtedness could materially adversely affect us. For example, it could: require us to (i) dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes, (ii) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), (iii) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (iv) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our strategy. Any of these factors could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

To service our significant indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors many of which are beyond our control.

Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash in the future. If we use more cash than we generate in the future or fail to generate cash, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. We can make no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all.

Disruptions in the financial markets or increases in interest rates could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms (or at all), could increase the cost of servicing our debt and have other adverse effects on us.

Disruptions in the commercial credit markets could result in a tightening of credit markets or an increase in interest rates or borrowing rates. The effects of credit market disruptions in the past were widespread, and it is impossible to predict future credit markets or interest rates. As a result, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all which could affect our strategic operations and our financial performance and force modifications to our operations. In addition, if interest rates increase between the time an existing financing arrangement is consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our liquidity and results of operations could be materially adversely affected.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting.

As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in remediating the material weakness, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weakness, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms, if at all.

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

Market Information

Our common stock is listed on the NASDAQ Global Market under the symbol “INAP.” The following table presents, for the periods indicated, the range of high and low per share sales prices of our common stock, as reported on the NASDAQ Global Market. Our fiscal year ends on December 31.

Year Ended December 31, 2016:	High	Low
Fourth Quarter	$1.93	$0.80
Third Quarter	2.69	1.64
Second Quarter	2.94	1.80
First Quarter	6.27	1.79

Year Ended December 31, 2015:	High	Low
Fourth Quarter	$7.80	$5.85
Third Quarter	9.99	5.75
Second Quarter	10.75	8.72
First Quarter	10.30	7.87

As of March 1, 2017, we had approximately 588 stockholders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

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

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2016 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,180	(2)	$6.95	2,161	(3)
Equity compensation plans not approved by security holders	1,585	(4)	—	—
Total	3,180		$6.95	2,161

(1)	Our equity compensation plans consist of the 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors’ Stock Option Plan. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in our capitalization.
(2)	This number includes the following: 1,024,545 shares subject to outstanding awards granted under the 2014 Stock Incentive Plan, 2,030,888 shares subject to outstanding awards granted under the 2005 Incentive Stock Plan as amended, 20,127 shares subject to outstanding awards granted under the 2000 Non-Officer Equity Incentive Plan and 104,080 shares subject to outstanding awards granted under the 1999 Non-Employee Directors’ Stock Option Plan.
(3)	This number includes shares remaining available for issuance under the 2014 Stock Incentive Plan. We may not issue additional equity awards under any other plan, including the 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors’ Stock Option Plan.
(4)	Peter D. Aquino was issued 1,585,000 shares pursuant to an award of restricted stock under the Restated Stock Inducement Award Agreement dated as of September 19, 2016 in accordance with NASDAQ Listing Rule 5635(c)(4).

In 2016, we issued 179,598 shares of common stock to our non-employee directors under the 2014 Stock Incentive Plan. We relied on the exemption set forth under Section 4(a)(2) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We have no publicly announced plans or programs for the repurchase of securities. The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2016	2,521	$1.64	—	—
November 1 to 30, 2016	820	1.11	—	—
December 1 to 31, 2016	51,139	1.02	—	—
Total	54,480	$1.05	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

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

	Year Ended December 31,
	2016	2015	2014	2013 (1)	2012
(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues	$298,297	$318,293	$334,959	$283,342	$273,592
Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below	124,255	131,440	144,946	132,012	130,954
Direct costs of customer support	32,184	36,475	36,804	29,687	26,664
Sales, general and administrative	70,639	81,340	81,859	74,568	69,923
Depreciation and amortization	76,948	92,655	81,169	53,148	40,865
Goodwill impairment	80,105	—	—	—	—
Exit activities, restructuring and impairments	7,236	2,278	4,520	1,414	1,422
Total operating costs and expenses	391,367	344,188	349,298	290,829	269,828
(Loss) income from operations	(93,070)	(25,895)	(14,339)	(7,487)	3,764
Non-operating expenses	31,312	26,408	26,775	12,841	7,849
Loss before income taxes and equity in (earnings) of equity-method investment	(124,382)	(52,303)	(41,114)	(20,328)	(4,085)
Provision (benefit) for income taxes	530	(3,660)	(1,361)	(285)	453
Equity in (earnings) of equity-method investment, net of taxes	(170)	(200)	(259)	(213)	(220)
Net loss	$(124,742)	$(48,443)	$(39,494)	$(19,830)	$(4,318)

Net loss per share:
Basic and diluted	$(2.38)	$(0.93)	$(0.77)	$(0.39)	$(0.09)

	December 31,
	2016	2015	2014	2013 (1)	2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$10,389	$17,772	$20,084	$35,018	$28,553
Total assets	430,615	554,611	590,735	612,979	400,712
Credit facilities, due after one year, and capital lease obligations, less current portion	367,376	370,693	356,686	346,800	136,555
Total stockholders’ equity	(3,724)	114,436	150,336	182,210	195,605

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Financial Data:
Capital expenditures, net of equipment sale-leaseback transactions	$46,192	$57,157	$77,408	$62,798	$74,947
Net cash flows provided by operating activities	46,449	40,208	53,248	33,683	43,742
Net cash flows used in investing activities	(45,650)	(57,157)	(75,727)	(208,086)	(79,697)
Net cash flows (used in) provided by financing activities	(8,118)	15,290	7,924	180,810	34,571

(1)	On November 26, 2013, we completed our acquisition of iWeb. We allocated the purchase price to iWeb’s net tangible and intangible assets based on their estimated fair values as of November 26, 2013. We recorded the excess purchase price over the value of the net tangible and identifiable intangible assets as goodwill.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report on Form 10-K.

2016 Highlights and Outlook

Internap is a leading technology provider of Internet infrastructure services. INAP’s global high-capacity network connects 15 company-controlled Tier 3-type data centers in major markets in North America, 34 wholesale partnered facilities, and points of presence in 26 central business districts around the world.

In 2016, we continued to focus our sales team efforts to the more profitable parts of our business, specifically core data center services, which includes company-controlled colocation, hosting and cloud services. Shifting our product mix to higher margin core data center services allows us to more efficiently utilize our company-controlled data center space and increase the revenue per square foot of occupied space. Additionally, we believe our ability to increase average revenue per customer is indicative of not only the trend toward companies outsourcing their IT services, but also reflective of our ability to capture a larger proportion of the enterprise customers spend for high-performance IT infrastructure services.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, a non-GAAP performance measure, increased 250 basis points to 27.5% for the year ended December 31, 2016, compared to 25.0% for the same period in 2015. We calculate adjusted EBITDA margin as adjusted EBITDA, defined below in “—Non-GAAP Financial Measures,” as a percentage of revenues. We will continue to focus on enhancing margin in 2017 through product mix shift, product offerings and other efficiency initiatives.

In 2016, we also made substantial changes to our management team, including hiring Peter D. Aquino as Chief Executive Officer, Robert Dennerlein as Chief Financial Officer, Richard Diegnan as General Counsel . The executive team has accomplished a significant amount of change since joining our Company including engaging in the credit agreement amendment and equity capital raises discussed in note 15 that should have us positioned for growth in 2017.

Factors Affecting Our Performance

We believe all successful companies need to compete well in three dimensions: market, product/technology and execution.

Market

We compete in a large addressable market that has experienced recent growth between 10% (Data Center and Network Services) and 20% (Cloud Bare Metal Market) and we believe that there is additional growth for the types of products and services we provide. In addition, the market remains fragmented and, given our competitively differentiated products and services, we believe we have an opportunity for growth among a number of different customers. Our ability to take advantage of this market depends, in large part, on effective positioning with our target customers who understand and value the performance capabilities of our offerings. We will continue to market our products and services to customers seeking solutions in our two segments.

Product

At a high level, there are two primary strategies to successfully compete in the IT infrastructure services market. The first strategy is to compete on scale and low pricing. The second strategy is to compete as a value-added solutions provider with a differentiated and integrated product utilizing proprietary technology. We are pursuing this second strategy. Our high-performance, reliable infrastructure services using proprietary solutions position us to compete with a performance-based value proposition. We continue to prudently invest in innovation through our commitment to research and development, talent acquisition, open source technology, key technological partnerships and patentable technology to enhance our differentiated high-performance value proposition, in the areas of cloud, hosting and patented IP.

Execution

We put in place key growth initiatives towards the end of 2016 designed to significantly improve INAP’s operating performance and successfully execute against 2017 goals. We completed phase I of cost reductions and attracted an experience, senior management team to help lead the Company to profitable growth. Areas of focus will include recapitalization of our balance sheet, salesforce productivity initiatives, proactive churn migration, right sizing the business and headcount, account management and new and enhanced product and service offerings. We will continue to focus on these and other initiatives with a goal to drive growth and efficiencies. We expect these initiatives to drive stockholder value over the next 12 to 18 months.

Non-GAAP Financial Measures

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measures of adjusted EBITDA and adjusted EBITDA margin, discussed above in “—2016 Highlights and Outlook,” to assist us in the evaluation of underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business, and the evaluation of our performance relative to other companies. We define adjusted EBITDA as GAAP net loss plus depreciation and amortization, interest expense; provision (benefit) for income taxes, other expense (income), loss (gain) on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, income from operations or other GAAP measures as an indicator of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to net loss as presented in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(124,742)	$(48,443)	$(39,494)
Depreciation and amortization	76,948	92,655	81,169
Interest expense	30,909	27,596	26,742
Provision (benefit) for income taxes	530	(3,660)	(1,361)
Other expense (income)	233	(1,388)	(226)
Loss on disposal of property and equipment, net	8	674	112
Exit activities, restructuring and impairments, including goodwill impairment	87,341	2,278	4,520
Stock-based compensation	4,997	8,781	7,182
Strategic alternatives and related costs (1)	1,408	1,133	—
Organizational realignment costs(2)	4,412	—	—
Acquisition costs	—	—	85
Adjusted EBITDA	$82,044	$79,626	$78,729

(1)	Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2016.

(2)	Primarily professional fees, employee retention bonus, severance and executive search costs incurred related to our organizational realignment. We include these costs in “Sales, general and administrative” in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2016.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life, which was approximately five years for 2016 and six years for 2015 and 2014.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts on our historical write-offs as a percentage of revenue. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk. In addition, we record a reserve amount for potential credits to be issued under our service level agreements and other sales adjustments.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated useful life. We amortize the cost of the acquired technologies over their useful lives of five to eight years and 10 to 15 years for customer relationships and trade names. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives used for network equipment are generally five years; furniture, equipment and software are three to seven years; and leasehold improvements are the shorter of the lease term or their estimated useful lives. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

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

Based on an analysis of past 12 quarters and projected future pre-tax income, we concluded that there is no longer sufficient positive evidence to support U.K.’s deferred tax assets position. Therefore, we established a full valuation allowance against U.K. deferred tax assets in 2015. U.K. continues to have a full valuation allowance against deferred tax assets in 2016.

We reached the same conclusion regarding our foreign jurisdictions, other than Canada, Germany and the Netherlands. Accordingly, we continue to maintain the full valuation allowance in all foreign jurisdictions, other than Canada, Germany and the Netherlands.

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

We capitalize certain costs associated with software to be sold. Capitalized costs include all costs incurred to produce the software or the purchase price paid for a master copy of the software that will be sold. Internally incurred costs to develop software are expensed when incurred as research and development costs until technological feasibility is established.

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2015 to 2016		Increase (decrease) from 2014 to 2015
	2016	2015	2014	Amount	Percent	Amount	Percent
Revenues:
Data center and network services	$200,660	$213,040	$226,528	$(12,380)	(6)%	$(13,488)	(6)%
Cloud and hosting services	97,637	105,253	108,431	(7,616)	(7)	(3,178)	(3)
Total revenues	298,297	318,293	334,959	(19,996)	(6)	(16,666)	(5)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services	98,351	104,105	115,820	(5,754)	(6)	(11,715)	(10)
Cloud and hosting services	25,904	27,335	29,126	(1,431)	(5)	(1,791)	(6)
Direct costs of customer support	32,184	36,475	36,804	(4,291)	(12)	(329)	(1)
Sales, general and administrative	70,639	81,340	81,859	(10,701)	(13)	(519)	(1)
Depreciation and amortization	76,948	92,655	81,169	(15,707)	(17)	11,486	14
Goodwill impairment	80,105	—	—	80,105	100	—	—
Exit activities, restructuring and impairments	7,236	2,278	4,520	4,958	218	(2,242)	(50)
Total operating costs and expenses	391,367	344,188	349,298	47,179	14	(5,110)	(1)
Loss from operations	$(93,070)	$(25,895)	$(14,339)	$(67,175)	(259)	$(11,556)	(81)
Interest expense	$30,909	$27,596	$26,742	$3,313	12	$854	3
Provision (benefit) for income taxes	$530	$(3,660)	$(1,361)	$4,190	114%	$(2,299)	(169)%

Revenues

We generate revenues primarily from the sale of data center services, IP services and cloud and hosting services.

Direct Costs of Sales and Services

Direct costs of sales and services are comprised primarily of:

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

Sales, General and Administrative

Sales, general and administrative costs consist primarily of costs related to sales and marketing, compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs.

Segment Information

Effective January 1, 2016, as further described in note 11 to the consolidated financial statements, we operate in two business segments: data center and network services and cloud and hosting services. Segment results for each of the three years ended December 31, 2016 are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Data center and network services	$200,660	$213,040	$226,528
Cloud and hosting services	97,637	105,253	108,431
Total revenues	298,297	318,293	334,959

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	98,351	104,105	115,820
Cloud and hosting services	25,904	27,335	29,126
Total direct costs of sales and services, exclusive of depreciation and amortization	124,255	131,440	144,946

Segment profit:
Data center and network services	102,309	108,935	110,708
Cloud and hosting services	71,733	77,918	79,305
Total segment profit	174,042	186,853	190,013

Goodwill impairment	80,105	—	—
Exit activities, restructuring and impairments, including goodwill impairment	7,236	2,278	4,520
Other operating expenses, including direct costs of customer support, depreciation and amortization	179,771	210,470	199,832
Loss from operations	(93,070)	(25,895)	(14,339)
Non-operating expense	31,312	26,408	26,775
Loss before income taxes and equity in earnings of equity-method investment	$(124,382)	$(52,303)	$(41,114)

Segment profit is calculated as segment revenues less direct costs of sales and services, exclusive of depreciation and amortization for the segment, and does not include direct costs of customer support. We view direct costs of sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. We also view the costs of customer support to be an important component of costs of revenues, but believe that the costs of customer support are more within our control and, to some degree, discretionary in that we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because it is based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures.

Years Ended December 31, 2016 and 2015

Data Center and Network Services

Revenues for data center and network services decreased 6%, to $200.7 million for the year ended December 31, 2016, compared to $213.0 million for the same period in 2015. The decrease was primarily due to $11.0 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $2.5 million decrease in partner colocation revenue, offset by a net $1.7 million increase in company-controlled colocation revenue.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 6%, to $98.4 million for the year ended December 31, 2016, compared to $104.1 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 7% to $97.6 million for the year ended December 31, 2016, compared to $105.3 million for the same period in 2015. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, decreased 5%, to $25.9 million for the year ended December 31, 2016, compared to $27.3 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, were $66.3 million and $81.1 million for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to a $10.0 million decrease in cash-based compensation and bonus, a $3.8 decrease in stock-based compensation and a $1.0 million decrease in severance.

Stock-based compensation, net of amount capitalized, decreased to $5.0 million during the year ended December 31, 2016 from $8.8 million during the same period in 2015. The decrease is primarily due to executive transition awards in the prior year for our former chief executive officer, reversal of stock-based compensation expense due to terminations and a decrease in the fair value of stock options awards. The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2016	2015
Direct costs of customer support	$1,159	$1,901
Sales, general and administrative	3,838	6,880
	$4,997	$8,781

Direct Costs of Customer Support. Direct costs of customer support decreased to $32.2 million during the year ended December 31, 2016 from $36.5 million during the same period in 2015. The decrease was primarily due to a $2.6 million decrease in cash-based compensation and bonus from reduced headcount, a $0.7 million decrease in professional fees and a $0.7 million decrease in stock-based compensation.

Sales, General and Administrative. Sales, general and administrative costs decreased to $70.6 million during the year ended December 31, 2016 from $81.3 million during the same period in 2015. The decrease was primarily due to a $7.2 million decrease in cash-based compensation and bonus from reduced headcount, a $3.0 million decrease in stock-based compensation, a $2.8 million decrease in marketing costs, a $1.0 million decrease in severance and a $0.6 million decrease in facility costs, partially offset by a $4.5 million increase in organizational realignment costs and strategic alternatives and related costs and a $1.2 million increase in professional fees.

Goodwill Impairment. As discussed in note 6, we determined that the fair value of each of our IP services, IP products and DCS reporting units, all included in our Data Center and Network Services segment, was below its book value. Accordingly, we performed step two of our assessment and recorded an initial impairment estimate of $78.2 million. In the fourth quarter of 2016 we finalized step two of our assessment and recorded an additional $1.9 million in impairment to goodwill. As of December 31, 2016, no goodwill remains in our Data Center and Network Services segment. The fair value of our Cloud and Hosting Services and Hosting Products reporting units within our Cloud and Hosting Services segment exceeds the carrying value of those reporting units.

Depreciation and Amortization. Depreciation and amortization decreased to $76.9 million during the year ended December 31, 2016 from $92.7 million during the same period in 2015. The decrease was primarily due to the additional amortization expense in the prior year of $14.0 million for the accelerated useful life of the iWeb trade name.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $7.2 million during the year ended December 31, 2016 from $2.3 million during the same period in 2015. The increase was primarily due to severance costs and facility exit costs of $4.0 million, impairments of internal-use computer software development costs of $1.6 million and impairments related to available for sale software of $1.6 million.

Interest Expense. Interest expense increased to $30.9 million during the year ended December 31, 2016 from $27.6 million during the same period in 2015. The increase is primarily due to the higher interest rate from the April 2016 debt amendment and increased borrowings on the revolving credit facility.

Provision (benefit) for Income Taxes. Provision for income taxes increased to $0.5 million during the year ended December 31, 2016 from $(3.7) million during the same period in 2015. The increase was primarily due to the positive change in the operational results of iWeb with respect to the U.K., we maintain a full reserve against the net deferred tax assets, set up in 2015, with no additional reserve recorded in 2016.

Years Ended December 31, 2015 and 2014

Data Center and Network Services

Revenues for data center and network services decreased 6%, to $213.0 million for the year ended December 31, 2015, compared to $226.5 million for the same period in 2014. The decrease was primarily due to a $10.2 million of lower IP connectivity revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $5.2 million decrease in partner colocation revenue, offset by a net $1.9 million increase in company-controlled colocation revenue. The IP connectivity and company-controlled revenue variances above are shown net of the impact of $1.3 million and $5.0 million reduction in revenue, respectively, resulting from customer churn as we migrated out of the New York metro data center into our Secaucus data center.

Direct costs of data center and network services, exclusive of depreciation and amortization, decreased 10%, to $104.1 million for the year ended December 31, 2015, compared to $115.8 million for the same period in 2014. The decrease was primarily due to the New York metro data center migration, lower variable costs related to a decline in revenue and cost reduction efforts.

Cloud and Hosting Services

Revenues for cloud and hosting services decreased 3% to $105.3 million for the year ended December 31, 2015, compared to $108.4 million for the same period in 2014. The decrease is primarily due to churn driven by the acquisition of a large customer by a third party.

Direct costs of cloud and hosting services, exclusive of depreciation and amortization, decreased 6%, to $27.3 million for the year ended December 31, 2015, compared to $29.1 million for the same period in 2014. The decrease was primarily due to lower variable costs related to a decline in revenue.

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

	2015	2014
Direct costs of customer support	$1,901	$1,448
Sales, general and administrative	6,880	5,734
	$8,781	$7,182

Direct Costs of Customer Support. Direct costs of customer support decreased to $36.5 million during the year ended December 31, 2015 from $36.8 million during the same period in 2014.

Sales, General and Administrative. Sales, general and administrative costs decreased to $81.3 million during the year ended December 31, 2015 from $81.9 million during the same period in 2014. The decrease was primarily due to a $2.5 million decrease in cash-based compensation from reduced headcount and bonus accrual, a $0.7 million decrease in taxes, a $0.7 million decrease in commissions and a $1.6 million decrease in marketing programs, partially offset by executive transition costs of $1.7 million for bonus and severance, a net $1.8 million in executive transition stock-based compensation awards and $1.1 million in strategic alternatives and related costs for legal and other professional fees.

Depreciation and Amortization. Depreciation and amortization increased to $92.7 million during the year ended December 31, 2015 from $81.2 million during the same period in 2014. The increase was primarily due to the effects of expanding our company-controlled data centers, including increased power capacity and servers, network infrastructure and capitalized software, and $14.0 million of additional amortization expense for the accelerated useful life of the iWeb trade name. We summarize the acceleration of the iWeb trade name in note 6 to the accompanying consolidated financial statements. The total increase of depreciation and amortization was partially offset by a decrease in the amortization of an intangible asset that we fully amortized in early 2015 resulting in less amortization expense in 2015 than in 2014.

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

Liquidity and Capital Resources

Credit Agreement

During 2013, we entered into a $350.0 million credit agreement, which provides for an initial $300.0 million term loan, due November 26, 2019, and a $50.0 million revolving credit facility, due November 26, 2018. We summarize the credit agreement in note 10 to the accompanying consolidated financial statements.

During the three months ended June 30, 2016, we entered into an amendment to our credit agreement (the “Second Amendment”), which among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the Second Amendment. Absent the Second Amendment we would not have been able to comply with our covenants in the credit agreement.

We subsequently entered into a third amendment to the credit agreement (the “Third Amendment”) on January 26, 2017, which was effective on February 28, 2017, upon repayment of indebtedness with the proceeds from our equity offering, as described in note 15 to the accompanying consolidated financial statements. The Third Amendment, among other things, amends the credit agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. Absent the Third Amendment, we may not have been able to comply with our covenants in the credit agreement.

As of December 31, 2016, the revolving credit facility had an outstanding balance of $35.5 million and we issued $4.2 million in letters of credit, resulting in $10.3 million in borrowing capacity. As of December 31, 2016, the term loan had an outstanding principal amount of $291.0 million, which we repay in $750,000 quarterly installments on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019. As of December 31, 2016, the interest rate on the revolving credit facility was 6.1% and term loan was 7%.

The terms of our credit agreement specify certain events which would be considered an event of default. These events include the failure to comply with financial or other covenants, a failure to make a payment under the credit agreement, a change of control of the Company or certain proceedings related to insolvency. Upon the occurrence and continuation of an event of default, and subject to any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the credit facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower.

The credit agreement, as amended, includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of December 31, 2016, we were in compliance with these covenants.

The table below sets forth information with respect to the financial covenants included in third amended credit agreement as well as the calculation of our performance in relation to the covenant requirements at December 31, 2016.

	Covenants Requirements		Ratios at December 31, 2016
Maximum total leverage ratio (the ratio of Consolidated Indebtedness to Consolidated EBITDA as defined in the credit agreement) should be equal to or less than:	5.0	(1)	4.69
Minimum consolidated interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement) should be equal to or greater than:	2.5	(2)	2.98

	2016 Annual Limit	Twelve months ended December 31, 2016
Limitation on capital expenditures	$61 million(3)	$44 million

(1) The maximum total leverage ratio decreases to 5.0 to 1 as of March 31, 2017, 5.0 as of June 30, 2017, 5.0 to 1 as of September 30, 2017, 5.0 to 1 as of December 31, 2017, 4.75 to 1 as of March 31, 2018, 4.75 to 1 as of June 30, 2018, 4.5 to 1 as of September 30, 2018, 4.5 to 1 as of December 31, 2018, 4.25 to 1 as of March 31, 2019, 4.25 to 1 as of June 30, 2019 and 4.0 to 1 as of September 30, 2019 and thereafter.

(2) The minimum consolidated interest coverage ratio increases to 2.5 to 1 as of March 31, 2017, 2.5 as of June 30, 2017, 2.5 to 1 as of September 30, 2017, 2.5 to 1 as of December 31, 2017, 2.65 to 1 as of March 31, 2018, 2.75 to 1 as of June 30, 2018, 2.85 as of September 30, 2018, 2.95 to 1 as of December 31, 2018, 3.0 to 1 as March 31, 2019, 3.1 to 1 as of June 30, 2019 and 3.2 to 1 as of September 30, 2019 and

thereafter.

(3) The limitation on capital expenditures decreases to $50 million for the years ended December 31, 2017, 2018 and 2019.

Refer to Note 10 in our accompanying consolidated financial statements for additional information about our credit agreement.

General –Sources and Uses of Capital

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of December 31, 2016, we had $10.3 million of borrowing capacity under our credit facility. Together with our cash and cash equivalents the Company’s liquidity as of December 31, 2016, was $20.7 million.

As of December 31, 2016, we had a deficit of $15.9 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our credit agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures of approximately $42 million in 2017, working capital needs and required payments on our credit agreement and other commitments. We intend to reduce expenses through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2016, we had a net loss of $124.7 million. As of December 31, 2016, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Our sources of capital include, but are not limited to, funds derived from selling our services and results of our operations, sales of assets, borrowings under our credit facility, the issuance of debt or equity securities or other possible recapitalization transactions. Our short term and long term liquidity depend primarily upon the funds derived from selling our services, working capital management (cash, accounts receivable, accounts payable and other liabilities), bank borrowings, reducing costs and bookings net of churn. In an effort to increase liquidity and generate cash, we may pursue sales of non-strategic assets, reduce our expenses, amend our credit facility, pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.

On February 22, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain Purchasers (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of 23,802,850 shares of the Company’s common stock at a price of US$1.81 per share, for the aggregate purchase price of US$43,083,158.50, which closed on February 27, 2017. The Securities Purchase Agreement contains customary representations, warranties, and covenants. Conditions for the agreement include: (i) the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day “lock-up” period whereby the Company is restricted from certain sales of equity securities and (iii) the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $38.5 million of the proceeds to pay down our credit facility.

Capital Leases. Our future minimum lease payments on all remaining capital lease obligations at December 31, 2016 were $53.9 million. We summarize our existing capital lease obligations in note 10 to the accompanying consolidated financial statements.

Commitments and Other Obligations. We have commitments and other obligations that are contractual in nature and will represent a use of cash in the future unless the agreements are modified. Service and purchase commitments primarily relate to IP, telecommunications and data center services. Our ability to improve cash provided by operations in the future would be negatively impacted if we do not grow our business at a rate that would allow us to offset the purchase and service commitments with corresponding revenue growth. As discussed in note 15, under our registration rights agreement, dated February 22, 2017. If the registration statement is not declared effective by the SEC on or prior to that date, the Company will make pro rata payments to the Purchasers in an amount equal to 1.5% of the aggregate purchase price initially paid for such registrable securities, for each 30-day period or pro rata for any portion thereof following May 23, 2017 for which the registration statement has not been declared effective.

The following table summarizes our commitments and other obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Term loan, including interest	$350,097	$23,573	$326,524	$—	$—
Revolving credit facility, including interest	39,657	2,169	37,488	—	—
Foreign currency contracts	195	195	—	—	—
Capital lease obligations, including interest	75,381	14,519	25,526	13,309	22,027
Exit activities and restructuring	6,254	3,571	2,359	324	—
Asset retirement obligation	4,750	—	1,366	—	3,384
Operating lease commitments	63,786	23,793	27,170	6,884	5,939
Service and purchase commitments	6,659	4,196	2,384	79	—
	$546,779	$72,016	$422,817	$20,596	$31,350

Cash Flows

Operating Activities

Year Ended December 31, 2016. Net cash provided by operating activities during the year ended December 31, 2016 was $46.4 million. We generated cash from operations of $45.3 million, while changes in operating assets and liabilities provided cash from operations of $1.1 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

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

Investing Activities

Year Ended December 31, 2016. Net cash used in investing activities during the year ended December 31, 2016 was $45.7 million, primarily due to capital expenditures. These capital expenditures were related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

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

Financing Activities

Year Ended December 31, 2016. Net cash used by financing activities during the year ended December 31, 2016 was $8.1 million, primarily due to $4.5 million of proceeds received from the revolving credit facility, partially offset by principal payments of $12.5 million on our credit agreement and capital lease obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

Prior to 2013, we invested $4.1 million in Internap Japan. We account for this investment using the equity method and we have recognized $1.1 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. During 2016, we had an interest rate swap with a notional amount starting at $150.0 million through December 30, 2016 with an interest rate of 1.5%. We summarize our interest rate swap activity in note 9 to the accompanying consolidated financial statements.

As of December 31, 2016, our long-term debt consisted of $291.0 million borrowed under our term loan and $35.5 million borrowed under our revolving credit facility. At December 31, 2016, the interest rate on the term loan and revolving credit facility was 7% and 6.1%, respectively. We summarize the credit agreement in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources—Credit Agreement” and in note 10 to the accompanying consolidated financial statements.

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

Foreign Currency Risk

As of December 31, 2016, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 31, 2016, we realized foreign currency losses of $0.5 million and we recorded unrealized foreign currency translation losses of less than $0.1 million, which we included in “Other comprehensive (loss) income,” both in the accompanying consolidated statement of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more material.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 2017. During the year ended December 31, 2016, we recorded unrealized gains of $0.6 million, which we included in “Other comprehensive income (loss),” in the accompanying consolidated statement of operations and comprehensive loss.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, due to the existence of the material weakness in our internal control over financial reporting, as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) . Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, issued in 2013.

Based on this assessment, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over the review of cash flow forecasts used in support of certain fair value estimates. Specifically, the review of cash flow forecasts used in our capitalized software impairment test, goodwill impairment test, long-lived asset impairment test and going concern assessment was not designed and maintained at an appropriate level of precision and rigor commensurate with our financial reporting requirements. This control deficiency resulted in immaterial audit adjustments to capitalized software assets in the Company’s consolidated financial statements for the year ended December 31, 2016. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Plan for Remediation

We have taken and are currently taking actions to remediate the material weakness in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weakness. We are in the process of reassessing the design of our review control over the forecasted cash flows utilized in the related impairment models and going concern assessment to add greater precision to detect and prevent material misstatements, including the establishment of processes and controls to evaluate adequate review and inquiry over data and assumptions for financial forecasts.

As the Company continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address the material weakness or determine to modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2017, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2017, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include information regarding security ownership of certain beneficial owners and management and related stockholder matters in our definitive proxy statement for our annual meeting of stockholders to be held in 2017, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

The information under the heading “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include information regarding certain relationships, related transactions and director independence in our definitive proxy statement for our annual meeting of stockholders to be held in 2017, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will include information regarding principal accountant fees and services in our definitive proxy statement for our annual meeting of stockholders to be held in 2017, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

ITEM 16. FORM 10-K SUMMARY

None.

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1	Share Purchase Agreement made as of October 30, 2013 between iWeb Group Inc., its stockholders and stockholders’ representative and 8672377 Canada Inc. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).†

3.1	Certificate of Elimination of the Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 21, 2010).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

10.1	Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.2	First Amendment to the Internap Network Services Corporation 1999 Non-Employee Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed March 13, 2009).+

10.3	Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400, filed May 19, 2000).+

10.4	Internap Network Services Corporation 2005 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 20, 2014).+

10.5	Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-196775, filed June 16, 2014).+

10.6	Form of Stock Grant Certificate under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.7	Form of Stock Option Certificate under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.8	Form of Stock Grant Certificate (Canada) under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.9	Form of Stock Option Certificate (Canada) under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.10	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.11	Commitment Letter dated October 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).

10.12	Credit Agreement dated as of November 26, 2013 among Internap Network Services Corporation, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; Jefferies Finance, LLC, as Administrative Agent and Collateral Agent; Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Managers; PNC Bank National Association, as Syndication Agent; and Jefferies Finance LLC, as Issuing Bank and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.13	Security Agreement dated as of November 26, 2013 among Internap Network Services Corporation; the Guarantors party thereto; and Jefferies Finance LLC, as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).†

10.14	First Amendment to Credit Agreement entered into as of October 30, 2015, among Internap Corporation, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed November 5, 2015).†

10.15	Second Amendment to Credit Agreement entered into as of April 12, 2016 among Internap Corporation, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 12, 2016 ).†

10.16	Third Amendment and Waiver to Credit Agreement entered into as of January 26, 2017, among Internap Corporation, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2017).†

10.17	Securities Purchase Agreement, by and among the Company and the Purchasers identified on Schedule 1 therein, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2017).

10.18	Registration Rights Agreement, by and among the Company and stockholders listed on the signature pages thereto, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 28, 2017)

10.19	Offer Letter between the Company and Michael Ruffolo, dated May 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2015).+

10.20	Employment Security Agreement between the Company and Michael Ruffolo, dated May 11, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2015).+†

10.21	Employment Security Agreement between the Company and Kevin M. Dotts, dated February 15, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed February 18, 2016).+†

10.22	Employment Security Agreement between the Company and Steven A. Orchard, dated February 15, 2016 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed February 18, 2016).+†

10.23	Employment Security Agreement between the Company and Peter Bell, dated February 15, 2016 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 18, 2016).+†

10.24	Employment Security Agreement between the Company and Satish Hemachandran, dated February 15, 2016 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed February 18, 2016).+†

10.25	Internap Corporation 2016 Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2016).+

10.26	Internap Corporation 2016 Senior Executive Sales Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2016).+

10.27	Internap Corporation 2016 Senior Vice President Retention Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2016).+

10.28	General Release and Separation Agreement between the Company and J. Eric Cooney, dated June 11, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2015).+

10.29	Employment Agreement between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.30	Restricted Stock Inducement Award Agreement between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.31	Notice of Award pursuant to Restricted Stock Inducement Award Agreement between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.32*	General Release and Separation Agreement between the Company and Kevin Dotts, dated December 19, 2016.+

10.33*	General Release and Separation Agreement between the Company and Satish Hemachandran, dated December 16, 2016.+

10.34*	General Release and Separation Agreement between the Company and Steven Orchard, dated December 22, 2016.+

10.35*	Offer Letter between the Company and Robert Dennerlein dated October 28, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 11, 2016).+

10.36	Offer Letter between the Company and Mark Weaver dated December 12, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2016).+†

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert Dennerlein, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer of the Company.

32.2*	Section 1350 Certification, executed by Robert Dennerlein, Chief Financial Officer of the Company.

101*	Interactive Data File.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP CORPORATION
Date: March 13, 2017
	By:	/s/ Robert Dennerlein
Robert Dennerlein
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter D. Aquino
Peter D. Aquino	President, Chief Executive Officer and Director	March 13, 2017
(Principal Executive Officer)

/s/ Robert Dennerlein
Robert Dennerlein	Chief Financial Officer	March 13, 2017
(Principal Financial Officer)

/s/ Mark Weaver
Mark Weaver	Vice President and Corporate Controller	March 13, 2017
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	March 13, 2017

/s/ Charles B. Coe
Charles B. Coe	Director	March 13, 2017

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	March 13, 2017

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	March 13, 2017

/s/ Peter J. Rogers, Jr.
Peter J. Rogers, Jr.	Director	March 13, 2017

/s/ Debora J. Wilson
Debora J. Wilson	Director	March 13, 2017

Internap Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Internap Corporation and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of cash flow forecasts used in support of certain fair value estimates existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

March 13, 2017

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Data center and network services	200,660	$213,040	$226,528
Cloud and hosting services	97,637	105,253	108,431
Total revenues	298,297	318,293	334,959

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
Data center and network services	98,351	104,105	115,820
Cloud and hosting services	25,904	27,335	29,126
Direct costs of customer support	32,184	36,475	36,804
Sales, general and administrative	70,639	81,340	81,859
Depreciation and amortization	76,948	92,655	81,169
Goodwill impairment	80,105	—	—
Exit activities, restructuring and impairments	7,236	2,278	4,520
Total operating costs and expenses	391,367	344,188	349,298
Loss from operations	(93,070)	(25,895)	(14,339)

Non-operating expenses (income):
Interest expense	30,909	27,596	26,742
Loss (gain) on foreign currency, net	485	(771)	4
Other (income) loss, net	(82)	(417)	29
Total non-operating expenses (income)	31,312	26,408	26,775

Loss before income taxes and equity in earnings of equity-method investment	(124,382)	(52,303)	(41,114)
Provision (benefit) for income taxes	530	(3,660)	(1,361)
Equity in earnings of equity-method investment, net of taxes	(170)	(200)	(259)

Net loss	(124,742)	(48,443)	(39,494)

Other comprehensive income (loss):
Foreign currency translation adjustment	(39)	(197)	(431)
Unrealized gain (loss) on foreign currency contracts	600	(745)	—
Unrealized gain (loss) on interest rate swap	728	84	(36)
Total other comprehensive income (loss)	1,289	(858)	(467)

Comprehensive loss	$(123,453)	$(49,301)	$(39,961)

Basic and diluted net loss per share	$(2.38)	$(0.93)	$(0.77)

Weighted average shares outstanding used in computing basic and diluted net loss per share	52,330	51,898	51,237

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,389	$17,772
Accounts receivable, net of allowance for doubtful accounts of $1,246 and $1,751, respectively	18,044	20,292
Prepaid expenses and other assets	10,055	12,405
Total current assets	38,488	50,469

Property and equipment, net	302,680	328,700
Investment in joint venture	3,002	2,768
Intangible assets, net	27,978	32,887
Goodwill	50,209	130,313
Deposits and other assets	8,258	9,474
Total assets	$430,615	$554,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,875	$22,607
Accrued liabilities	10,603	10,737
Deferred revenues	5,746	6,603
Capital lease obligations	10,030	8,421
Term loan, less discount and prepaid costs of $2,243 and $1,784, respectively	757	1,215
Exit activities and restructuring liability	3,177	2,034
Other current liabilities	3,171	2,566
Total current liabilities	54,359	54,183

Deferred revenues	5,144	4,759
Capital lease obligations	43,876	48,692
Revolving credit facility	35,500	31,000
Term loan, less discount and prepaid costs of $4,579 and $5,703, respectively	283,421	285,298
Exit activities and restructuring liability	1,526	1,844
Deferred rent	4,642	8,879
Deferred tax liability	1,513	880
Other long-term liabilities	4,358	4,640

Total liabilities	434,339	440,175
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 57,799 and 55,971 shares outstanding, respectively	58	56
Additional paid-in capital	1,283,332	1,277,511
Treasury stock, at cost, 1,073 and 826 shares, respectively	(6,923)	(6,393)
Accumulated deficit	(1,278,699)	(1,153,957)
Accumulated items of other comprehensive loss	(1,492)	(2,781)
Total stockholders’ equity	(3,724)	114,436

Total liabilities and stockholders’ equity	$430,615	$554,611

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2016
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2013	54,023	54	1,253,106	(3,474)	(1,066,020)	(1,456)	182,210
Net loss	—	—	—	—	(39,494)	—	(39,494)
Foreign currency translation	—	—	—	—	—	(431)	(431)
Interest rate swap	—	—	—	—	—	(36)	(36)
Stock-based compensation	—	—	7,522	—	—	—	7,522
Proceeds from exercise of stock options, net	387	—	1,774	(1,209)	—	—	565

Balance, December 31, 2014	54,410	54	1,262,402	(4,683)	(1,105,514)	(1,923)	150,336
Net loss	—	—	—	—	(48,443)	—	(48,443)
Foreign currency translation	—	—	—	—	—	(197)	(197)
Foreign currency contracts	—	—	—	—	—	(745)	(745)
Interest rate swap	—	—	—	—	—	84	84
Stock-based compensation	—	—	9,063	—	—	—	9,063
Proceeds from exercise of stock options, net	1,561	2	6,046	(1,710)	—	—	4,338

Balance, December 31, 2015	55,971	56	1,277,511	(6,393)	(1,153,957)	(2,781)	114,436
Net loss	—	—	—	—	(124,742)	—	(124,742)
Foreign currency translation	—	—	—	—	—	(39)	(39)
Foreign currency contracts						600	600
Interest rate swap	—	—	—	—	—	728	728
Stock-based compensation	—	—	5,148	—	—	—	5,148
Proceeds from exercise of stock options, net	1,828	2	673	(530)	—	—	145

Balance, December 31, 2016	57,799	$58	$1,283,332	$(6,923)	$(1,278,699)	$(1,492)	$(3,724)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(124,742)	$(48,443)	$(39,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,948	92,655	81,169
Loss on disposal of property and equipment, net	8	674	112
Impairments	83,377	232	537
Amortization of debt discount and issuance costs	2,534	2,017	1,934
Stock-based compensation expense, net of capitalized amount	4,997	8,781	7,182
Equity in earnings of equity-method investment	(170)	(200)	(259)
Provision for doubtful accounts	1,093	1,354	1,306
Non-cash change in capital lease obligations	223	(1,437)	(412)
Non-cash change in exit activities and restructuring liability	4,409	2,241	4,591
Non-cash change in deferred rent	(2,152)	(1,704)	(2,577)
Deferred taxes	325	(3,966)	(1,555)
Payment of debt lender fees	(1,716)	—	—
Other, net	179	261	81
Changes in operating assets and liabilities:
Accounts receivable	1,476	(2,211)	2,923
Prepaid expenses, deposits and other assets	2,297	1,099	1,839
Accounts payable	1,568	(4,814)	529
Accrued and other liabilities	81	(4,206)	413
Deferred revenues	(476)	758	498
Exit activities and restructuring liability	(3,584)	(2,873)	(4,245)
Asset retirement obligation	(174)	—	(1,319)
Other liabilities	(52)	(10)	(5)
Net cash flows provided by operating activities	46,449	40,208	53,248

Cash Flows from Investing Activities:
Proceeds from sale of building	542	—	—
Purchases of property and equipment	(44,364)	(55,695)	(77,363)
Additions to acquired and developed technology	(1,828)	(1,462)	(3,100)
Proceeds from sale-leaseback transactions	—	—	4,662
Acquisition, net of cash received	—	—	74
Net cash flows used in investing activities	(45,650)	(57,157)	(75,727)

Cash Flows from Financing Activities:
Proceeds from credit agreements	4,500	21,000	10,000
Principal payments on credit agreements	(3,000)	(3,000)	(3,000)
Return of deposit collateral on credit agreement	—	—	6,461
Payments on capital lease obligations	(9,472)	(7,879)	(5,921)
Proceeds from exercise of stock options	673	6,046	1,774
Acquisition of common stock for income tax withholdings	(530)	(1,710)	(1,209)
Other, net	(289)	833	(181)
Net cash flows (used in) provided by financing activities	(8,118)	15,290	7,924
Effect of exchange rates on cash and cash equivalents	(64)	(653)	(379)
Net (decrease) increase in cash and cash equivalents	(7,383)	(2,312)	(14,934)
Cash and cash equivalents at beginning of period	17,772	20,084	35,018
Cash and cash equivalents at end of period	$10,389	$17,772	$20,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,561	$26,427	$24,957
Non-cash acquisition of property and equipment under capital leases	6,042	6,377	9,626
Additions to property and equipment included in accounts payable	1,873	5,170	8,249

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Corporation (“we,” “us” or “our” or “the Company”) provides high-performance Internet infrastructure services at 49 data centers across North America, Europe and the Asia-Pacific region and through 81 Internet Protocol (“IP”) service points.

We have a history of quarterly and annual period net losses. As of December 31, 2016, our accumulated deficit was $1.3 billion and our working capital deficit was $15.9 million. .During the year ended December 31, 2016 we recorded an impairment of $80.1 million to adjust goodwill in our Data Center and Network Services segment to zero as further described in notes 2 and 6.

Subsequent to year end, we entered into a third amendment to the credit agreement (the “Third Amendment”) on January 26, 2017, which was effective on February 28, 2017, upon repayment of indebtedness with the proceeds from our equity offering, as described in note 15 to the accompanying consolidated financial statements. The Third Amendment, among other things, amends the credit agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. Absent the Third Amendment, we may not have been able to comply with our covenants in the credit agreement.

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

Investment in Joint Venture

We account for investments that provide us with the ability to exercise significant influence, but not control, over an investee using the equity method of accounting. Significant influence, but not control, is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although we consider other factors, such as minority interest protections, in determining whether the equity method of accounting is appropriate. As of December 31, 2016, Internap Japan Co., Ltd. (“Internap Japan”), a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation (“NTT Holdings”), qualified for equity method accounting. We record our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan’s income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2016, the carrying value of our debt was $326.5 million and the fair value was $301.3 million.

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

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives used for network equipment are generally five years; furniture, equipment and software are three to seven years; and leasehold improvements are the shorter of the lease term or their estimated useful lives. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

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

Costs of Internal-Use Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the estimated useful life, which was five years for 2016, 2015 and 2014. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $4.3 million, $4.6 million and $6.2 million in internal-use software costs during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the balance of unamortized internal-use software costs was $20.0 million and $18.0 million, respectively. During the years ended December 31, 2016, 2015 and 2014, amortization expense was $8.3 million, $6.6 million and $6.7 million, respectively.

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

Goodwill and Other Intangible Assets

During the three months ended March 31, 2016, we changed our operating segments, as discussed in note 11 “Operating Segment and Geographic Information,” and, subsequently, our reporting units. We now have five reporting units: IP services, IP products, data center services (“DCS”), cloud and hosting services and hosting products. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

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

We determined the assumptions supporting the discounted cash flow method, including the discount rate and using our estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, we considered our past performance and empirical trending of results and looked to market and industry expectations, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions. The market method estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

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

As a result of our annual goodwill impairment assessment performed in third quarter of 2016, we determined that the fair value of each of our IP services, IP products and DCS reporting units, all included in our Data Center and Network Services segment, was below its book value. Accordingly, we performed step two of our assessment and recorded an initial impairment estimate of $78.2 million. In the fourth quarter of 2016 we finalized step two of our assessment and recorded an additional $1.9 million in impairment to goodwill. As of December 31, 2016, no goodwill remains in our Data Center and Network Services segment. The fair value of our Cloud and Hosting Services and Hosting Products reporting units within our Cloud and Hosting Services segment exceeds the carrying value of those reporting units.

The goodwill impairment is primarily due to declines in our data center services, IP services and IP products revenues and operating results as compared to our projections. The declines in revenues and operating results compared to projections are attributable to lower than expected demand creation and customer retention.

Prior to conducting step one of the goodwill impairment test for the IP services, IP products and DCS reporting units, we evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, we test long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. We considered the lower than expected revenue and profitability levels as business indicators of impairment for the long-lived assets of each of these reporting units. Based on the results of the recoverability test, we determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the asset groups and were therefore recoverable. We did not recognize any impairment charges for long-lived assets as a result of this analysis.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired and developed technologies to be sold using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life, which is five to eight years. We amortize the cost of customer relationship and trade names over their useful lives of 10 to 15 years. During the years ended December 31, 2016, 2015 and 2014 amortization expense was $3.0 million, $3.4 million and $5.9 million, respectively. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. As a result of our assessment in 2016, we determined that certain available for sale software was impaired and recorded an impairment of $1.6 million. The software had a cost of $2.4 million with accumulated depreciation of $0.8 million.

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

We evaluate liabilities for uncertain tax positions, and we recognized $0.2 million and $0.0 million for associated liabilities during the years ended December 31, 2016 and 2015, respectively. We recorded nominal interest and penalties arising from the underpayment of income taxes in “Provision (benefit) for income taxes” in our accompanying consolidated statements of operations and comprehensive loss.

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

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately five years for 2016 and six years for 2015 and 2014. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

We routinely review the collectability of our accounts receivable and payment status of our customers. If we determine that collection of revenue is uncertain, we do not recognize revenue until collection is reasonably assured. Additionally, we maintain an allowance for doubtful accounts resulting from the inability of our customers to make required payments on accounts receivable. We base the allowance for doubtful accounts on our historical write-offs as a percentage of revenue. We assess the payment status of customers by reference to the terms under which we provide services or goods, with any payments not made on or before their due date considered past-due. Once we have exhausted all collection efforts, we write the uncollectible balance off against the allowance for doubtful accounts. We routinely perform credit checks for new and existing customers and require deposits or prepayments for customers that we perceive as being a credit risk. In addition, we record a reserve amount for potential credits to be issued under our service level agreements and other sales adjustments.

Research and Development Costs

We include research and development costs in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $1.1 million, $2.2 million and $2.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. These costs do not include $6.3 million, $6.5 million and $8.5 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2016, 2015 and 2014 were $2.1 million, $4.9 million and $6.5 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss and net loss available to common stockholders	$(124,742)	$(48,443)	$(39,494)
Weighted average shares outstanding, basic and diluted	52,330	51,898	51,237

Net loss per share, basic and diluted	$(2.38)	$(0.93)	$(0.77)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,401	6,655	6,696

Segment Information and Operating Costs and Expenses

We align our reportable segments with the internal reporting that management uses for making operating decisions and assessing performance. Effective January 1, 2016 and as further described in note 11, we operate in two business segments: data center and network services and cloud and hosting services. In addition, in conjunction with the change in our organizational structure, we reclassified certain costs included in the expense categories on our consolidated statement of operations, which resulted in the following: a reclassification of "Sales and marketing" and "General and administrative" to "Sales, general and administrative" and "Direct costs of amortization of acquired and developed technologies" to "Depreciation and amortization" included on our consolidated statements of operations.

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Year Ended December 31, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$236,155	$(236,155)	$—
IP services	82,138	(82,138)	—
Data center and network services	—	213,040	213,040
Cloud and hosting services	—	105,253	105,253
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	97,385	(97,385)	—
IP services	34,055	(34,055)	—
Data center and network services	—	104,105	104,105
Cloud and hosting services	—	27,335	27,335
Direct costs of amortization of acquired and developed technologies	3,450	(3,450)	—
Sales and marketing	37,497	(37,497)	—
General and administrative	43,169	(43,169)	—
Loss on disposal of property and equipment, net	674	(674)	—
Sales, general and administrative (“SGA”)	—	81,340	81,340
Depreciation and amortization	89,205	3,450	92,655

	Year Ended December 31, 2014
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center services	$242,623	$(242,623)	$—
IP services	92,336	(92,336)	—
Data center and network services	—	226,528	226,528
Cloud and hosting services	—	108,431	108,431
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center services	106,159	(106,159)	—
IP services	38,787	(38,787)	—
Data center and network services	—	115,820	115,820
Cloud and hosting services	—	29,126	29,126
Direct costs of amortization of acquired and developed technologies	5,918	(5,918)	—
Sales and marketing	37,845	(37,845)	—
General and administrative	43,902	(43,902)	—
Loss on disposal of property and equipment, net	112	(112)	—
Sales, general and administrative (“SGA”)	—	81,859	81,859
Depreciation and amortization	75,251	5,918	81,169

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that adoption will have on our consolidated financial statements.

In October 2016, FASB issued new guidance which allows the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted.  We are currently evaluating the impact that adoption will have on our consolidated financial statements.

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

In March 2016, FASB issued new guidance that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. We will adopt this standard in the first quarter of 2017. We do not anticipate a material impact on our consolidated financial statements and related disclosures.

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

In May 2014, FASB issued new guidance which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective for periods beginning January 1, 2018. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures. We will not adopt this guidance before January 1, 2018.

3.	FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016:
Foreign currency contracts (note 9)	$—	$195	$—	$195
Interest rate swap (note 9)	—	—	—	—
Asset retirement obligations (1) (note 10)	—	—	2,810	2,810

December 31, 2015:
Foreign currency contracts (note 9)	$—	$1,019	$—	$1,019
Interest rate swap (note 9)	—	728	—	728
Asset retirement obligations (1) (note 10)	—	—	2,803	2,803

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance.

The following table provides a summary of changes in our Level 3 asset retirement obligations (in thousands):

	December 31,
	2016	2015	2014
Balance, January 1	$2,803	$2,471	$2,357
Accrued estimated obligation, less fair value adjustment	—	—	1,338
Subsequent revision of estimated obligation	—	70	(68)
Accretion (1)	207	262	244
Payments	(200)	—	(1,319)
Gain on settlement (2)	—	—	(81)
Balance, December 31	$2,810	$2,803	$2,471

(1)	Included in data center services “Direct costs of network, sales and services” in the accompanying consolidated statements of operations and comprehensive loss.

(2)	Included in “Other, net” in the accompanying consolidated statements of operations and comprehensive loss.

The fair values of our other Level 3 debt liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$291,000	267,700	$294,000	303,000
Revolving credit facility	35,500	32,600	31,000	30,400

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Network equipment	$231,579	$215,333
Network equipment under capital lease	14,231	10,126
Furniture and equipment	18,300	18,957
Software	48,011	49,769
Leasehold improvements	396,891	378,747
Buildings under capital lease	63,117	63,117
Property and equipment, gross	772,129	736,049
Less: accumulated depreciation and amortization ($40,218 and $31,784 related to capital leases at December 31, 2016 and 2015, respectively)	(469,449)	(407,349)
	$302,680	$328,700

We disposed or retired $5.0 million of assets with accumulated depreciation of $4.4 million during the year ended December 31, 2016, $33.3 million of assets with accumulated depreciation of $32.6 million during the year ended December 31, 2015 and $17.9 million of assets with accumulated depreciation of $17.4 million during the year ended December 31, 2014. We capitalized an immaterial amount of interest for each of the three years ended December 31, 2016. In addition, during the year ended December 31, 2016, we determined that we would not use certain internally-developed software related to our quoting and billing system and recorded an impairment of $1.6 million. The software had a cost of $2.4 million with accumulated depreciation of $0.8 million.

Depreciation and amortization of property and equipment consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Direct costs of sales and services	$71,626	$70,080	$70,579
Other depreciation and amortization	2,274	19,125	4,672
Subtotal	73,900	89,205	75,251
Amortization of acquired and developed technologies	3,048	3,450	5,918
Total depreciation and amortization	$76,948	$92,655	$81,169

5.	INVESTMENT IN JOINT VENTURE

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

Our investment activity in the joint venture is summarized below (in thousands):

	Year Ended December 31,
	2016	2015
Investment balance, January 1	$2,768	$2,622
Proportional share of net income	170	200
Unrealized foreign currency translation gain (loss), net	64	(54)
Investment balance, December 31	$3,002	$2,768

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the three months ended March 31, 2016, we changed our operating segments, as discussed in note 11 “Operating Segment and Geographic Information,” and, subsequently, our reporting units. We now have five reporting units: IP services, IP products, data center services (“DCS”), cloud and hosting services and hosting products. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

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

We determined the assumptions supporting the discounted cash flow method, including the discount rate, using our estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, we considered our past performance and empirical trending of results, looked to market and industry expectations used in the discounted cash flow method, such as forecasted revenues and discount rate. We used reasonable judgment in developing our estimates and assumptions. The market method estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

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

During our annual impairment assessment, we determined based on the step one test that the fair value of each of our IP services, IP products and DCS reporting units, all included within our Data Center and Network Services segment, was below its carrying value. We then completed the step two test on each of these reporting units. Based on the results of our step two test, we recorded an impairment of $80.1 million to adjust goodwill in our Data Center and Network Services segment to zero.

The goodwill impairment is primarily due to declines in our data center services, IP services and IP products revenues and operating results as compared to our projections. The declines in revenues and operating results compared to projections are attributable to lower than expected demand creation and customer retention.

Prior to conducting step one of the goodwill impairment test for the IP services, IP products and DCS reporting units, we evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, we test long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. We considered the lower than expected revenue and profitability levels as business indicators of impairment for the long-lived assets of each of these reporting units. Based on the results of the recoverability test, we determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the asset groups and were therefore recoverable. We did not recognize any impairment charges for long-lived assets as a result of this analysis.

During the year ended December 31, 2016, the summary of our re-allocations and impairment of goodwill is as follows (in thousands):

	December 31, 2015	Re-allocations	Impairment	December 31, 2016
Reportable segments:
Data center services	$90,849	$(90,849)	$—	$—
IP services	39,464	(39,464)	—	—
Data center and network services	—	80,104	(80,104)	—
Cloud and hosting services	—	50,209	—	50,209
Total	$130,313	$—	$(80,104)	$50,209

Other Intangible Assets

During the year ended December 31, 2016 impairment indicators, primarily due to declines in revenue in our IP products reporting unit, existed which caused us to reassess the recoverability of the carrying amount of our intangible assets. The result of our assessment was that the projected undiscounted net cash flows were below the carrying value of the related asset and accordingly, we recorded an impairment of $1.6 million. During the year ended December 31, 2015, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets. The estimated useful lives range from five years to fifteen years.

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired and developed technology	$52,195	(45,995)	$52,783	$(43,807)
Customer relationships and trade names (1)	69,698	(47,920)	69,548	(45,637)
	$121,893	(93,915)	$122,331	$(89,444)

(1)	During 2015, we determined to phase-out the use of the iWeb trade name to support our long-term strategy. As a result, we changed the estimate of the trade name’s useful life to approximately nine months beginning in late March 2015. During the year ended December 31, 2015, the additional amortization expense was $14.0 million. At December 31, 2015, the unamortized balance was zero.

Amortization expense for intangible assets during the years ended December 31, 2016, 2015 and 2014 was $5.3 million, $20.3 million and $9.1 million, respectively. As of December 31, 2016, remaining amortization expense is as follows (in thousands):

2017	$4,365
2018	4,208
2019	3,590
2020	2,807
2021	2,584
Thereafter	10,255
$27,809

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Compensation and benefits payable	$5,396	$5,906
Property, sales, and other taxes	1,627	996
Customer credit balances	1,256	1,179
Other	2,324	2,656
	$10,603	$10,737

8.	EXIT ACTIVITIES AND RESTRUCTURING

During the year ended December 31, 2016, Internap’s new management team launched a series of turnaround initiatives designed to improve profitable growth. This included an initial round of cost cuts which resulted in restructuring charges for severance due to reduction in headcount. We also incurred initial restructuring charges for ceasing use of office facilities. Payments for severance are expected through November 2017 and payments for office space are expected 2017 through 2020. During the year ended December 31, 2015, we recorded initial exit activity charges primarily due to the termination of contracts, with payments expected primarily through 2020 and subsequent plan adjustments in sublease income assumptions for properties included in our previously-disclosed plans, with payments expected from 2017 through 2019. During the year ended December 31, 2014, we recorded initial exit activity charges primarily due to ceasing use of certain data center space, with payments expected through 2019. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2016 and 2015.

The following table displays the transactions and balances for exit activities and restructuring charges during each of the years ended December 31, 2016, 2015 and 2014 (in thousands). Our real estate obligations are substantially related to our data center and network services segment. Severance is spread across both reportable segments.

	Balance December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2016
Activity for 2016 restructuring charge:
Severance	$—	$2,444	$—	$(533)	$1,911
Real estate obligations	—	1,082	14	(163)	933
Service contracts	—	42	(21)	(21)	—
Activity for 2015 restructuring charge:
Real estate obligation	164	—	(13)	(40)	111
Service contracts	843	—	9	(287)	565
Activity for 2014 restructuring charge:
Real estate obligations	1,701	—	104	(622)	1,183
Activity for 2007 restructuring charge:
Real estate obligation	1,170	—	747	(1,917)	—
	$3,878	$3,568	$840	$(3,583)	$4,703

	Balance December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2015
Activity for 2015 restructuring charge:
Real estate obligation	$—	$270	$—	$(106)	$164
Service contracts	—	1,268	—	(425)	843
Activity for 2014 restructuring charge:
Real estate obligations	2,010	—	244	(553)	1,701
Activity for 2007 restructuring charge:
Real estate obligation	2,325	—	660	(1,815)	1,170
Other	175	—	(6)	(169)	—
	$4,510	$1,538	$898	$(3,068)	$3,878

	Balance December 31, 2013	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2014

Activity for 2014 restructuring charge:
Real estate obligations	—	3,499	17	(1,506)	2,010
Activity for 2007 restructuring charge:
Real estate obligation	3,296	—	1,055	(2,026)	2,325
Other	867	—	21	(713)	175
	$4,163	$3,499	$1,093	$(4,245)	$4,510

9.	DERIVATIVES

Foreign Currency Contracts

During 2015, we entered into foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts hedge foreign exchange variations between the United States and Canadian dollar and committed us to purchase a total of $6.0 million Canadian dollars at an exchange rate of 1.268 through June 2016 and $12.0 million Canadian dollars at 1.2855 through June 2017. As of December 31, 2016, the fair value of our foreign currency contracts was $0.2 million included in “Other current liabilities” in the accompanying consolidated balance sheets. The fair value was calculated as the present value of the estimated future cash flows using an appropriate interest rate curve with adjustment for counterparty credit risk.

During the year ended December 31, 2016, the activity of the foreign currency contracts was as follows (in thousands):

Unrealized gain, net of $0.2 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$600

Realized loss on effective portion, included as compensation expense primarily in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	$328

Interest Rate Swap

In a prior year, we entered into an interest rate swap to add stability to interest expense and to manage exposure to interest rate movements of our credit agreement. Our interest rate swap, which was designated and qualified as a cash flow hedge, involved the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate, over 1.5%, payments over the life of the agreement without exchange of the underlying notional amount. The cash flow hedge had a notional amount starting at $150.0 million and expired December 31, 2016.

During the years ended December 31, 2016 and 2015, we recorded the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during either of the years ended December 31, 2016 and 2015. We reclassified amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrued interest payments on our variable-rate debt.

The activity of our interest rate swap is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015
Gain recorded as the effective portion of the change in fair value	$728	$84
Interest payments reclassified as an increase to interest expense	$790	$798

10.	COMMITMENTS, CONTINGENCIES AND LITIGATION

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

During the three months ended June 30, 2016, we entered into an amendment to our credit agreement (the “Second Amendment”), which among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the Second Amendment. Absent the Second Amendment we would not have been able to comply with our covenants in the credit agreement. We subsequently entered into a third amendment to the credit agreement (the “Third Amendment”) on January 26, 2017, which was effective on February 28, 2017, upon repayment of the indebtedness with the proceeds from our equity offering, as described in note 15 to the accompanying consolidated financial statements. The Third Amendment, among other things, amends the credit agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. Absent the Third Amendment we may not have been able to comply with our covenants in the Credit Agreement.

Borrowings under the amended credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the revolving credit facility is 4.5% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 5.50% for loans bearing interest calculated using the adjusted LIBOR rate (“Adjusted LIBOR Loans”). The applicable margin for loans under the term loan is 5.00% for Base Rate Loans and 6.00% for Adjusted LIBOR Rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to Term Loans issued on the Closing Date, 2.00%1, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the Lenders extending the revolving credit facility are subject to various conditions, as set forth in the credit agreement.

Since the recording of the amendment was a modification of our previous credit agreement, we will continue to amortize the debt discount and prepaid issuance costs on our previous credit agreement. During the year ended December 31, 2016, we amortized, as interest expense, $2.5 million of the total debt discount and prepaid debt issuance costs.

Our obligations are secured pursuant to a security agreement, under which we granted a security interest in substantially all of our assets, including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries.

A summary of our credit agreement as of December 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	December 31,
	2016	2015
Outstanding principal balance on the term loan, less unamortized discount and prepaid costs of $6.8 million and $7.5 million, respectively	$284,178	$286,513
Outstanding balance on the revolving credit facility	35,500	31,000
Letters of credit issued with proceeds from revolving credit facility	4,209	4,144
Borrowing capacity	10,291	14,856
Interest rate – term loan	7.0%	6.0%
Interest rate – revolving credit facility	6.1%	4.7%

Maturities of the term loan are as follows:
2017		$3,000
2018		3,000
2019		285,000
		$291,000

The terms of our credit agreement specify certain events which would be considered an event of default. These events include if we do not comply with the financial covenants, a failure to make a payment under the credit agreement, a change of control of the Company or other proceedings related to insolvency. Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the credit facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower.

The credit agreement, as amended, includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures.

The table below sets forth information with respect to the financial covenants included in the third amended credit agreement as of December 31, 2016.

	Covenants Requirements
Maximum total leverage ratio (the ratio of Consolidated Indebtedness to Consolidated EBITDA as defined in the credit agreement) should be equal to or less than:	5.0	(1)
Minimum consolidated interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement) should be equal to or greater than:	2.8	(2)

	2016 Annual Limit	Twelve months ended December 31, 2016
Limitation on capital expenditures	$61 million(3)	$44 million

(1) The maximum total leverage ratio decreases to 5.0 to 1 as of March 31, 2017, 5.0 to 1 as of June 30, 2017, 5.0 to 1 as of September 30, 2017, 5.0 to 1 as of December 31, 2017, .75 to 1 as of March 31, 2018, 4.75 to 1 as of June 30, 2018, 4.5 to 1 as of September 30, 2018, 4.5 to 1 as of December 31, 2018, 4.25 to 1 as of March 31, 2019, 4.25 to 1 as of June 30, 2019 and 4.0 to 1 as of September 30, 2019 and thereafter.

(2) The minimum consolidated interest coverage ratio increases to 2.5 to 1 as of March 31, 2017, 2.5 as of June 30, 2017, 2.5 to 1 as of September 30, 2017, 2.5 to 1 as of December 31, 2017, 2.65 to 1 as of March 31, 2018, 2.75 to 1 as of June 30, 2018, 2.85 as of September 30, 2018, 2.95 to 1 as of December 31, 2018, 3.0 to 1 as March 31, 2019, 3.10 to 1 as of June 30, 2019 and 3.2 to 1 as of September 30, 2019 and thereafter.

(3) The limitation on capital expenditures decreases to $50 million for the years ended December 31, 2017, 2018 and 2019.

Asset Retirement Obligations

In prior years, we recorded asset retirement obligations (“ARO”) related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities on these properties in order to record the ARO and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2016 and 2015, the balance of the present value ARO was $2.8 million and $2.6 million, which we included in “Other long-term liabilities,” respectively, in the consolidated balance sheets. We included all asset retirement costs in “Property and equipment, net” in the consolidated balance sheets as of December 31, 2016 and 2015, and depreciated those costs using the straight-line method over the remaining term of the related lease.

We have other capital lease agreements that require us to decommission physical space for which we have not yet recorded an ARO. Due to the uncertainty of specific decommissioning obligations, timing and related costs, we cannot reasonably estimate an ARO for these properties and we have not recorded a liability at this time for such properties.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease or the fair value of the assets held under capital leases. As of December 31, 2016, our capital leases had expiration dates ranging from 2017 to 2039.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2016, are as follows (in thousands):

2017	$14,519
2018	13,828
2019	11,698
2020	7,249
2021	6,060
Thereafter	22,027
Remaining capital lease payments	75,381
Less: amounts representing imputed interest	(21,475)
Present value of minimum lease payments	53,906
Less: current portion	(10,030)
$43,876

Operating Leases

We have entered into leases for data center, private network access points (“P-NAPs”) and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2016 (in thousands):

2017	$23,793
2018	17,504
2019	9,666
2020	4,304
2021	2,580
Thereafter	5,939
$63,786

Rent expense was $21.8 million, $21.6 million and $21.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2016 (in thousands):

2017	$4,196
2018	1,723
2019	661
2020	79
Thereafter	—
$6,659

Litigation and Other Regulatory Inquiries

In August 2016, the Company received a request for information as part of a broad-based inquiry regarding the Company’s use of non-GAAP measures from the Securities and Exchange Commission (the “SEC”). The Company is cooperating with the SEC. At this time, the Company is unable to predict the likely outcome.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

11.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Operating Segment Information

Effective January 1, 2016, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance.  As a result, we now report our financial performance based on our two new reportable segments, Data Center and Network Services and Cloud and Hosting Services, as follows:

Data Center and Network Services

Our Data Center and Network Services segment consists of colocation and Internet Protocol (“IP”) connectivity services.

Colocation

Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. We sell our colocation services at 49 data centers across North America, Europe and the Asia-Pacific region. We refer to 15 of these facilities as “company-controlled,” meaning we control the data center operations, staffing and infrastructure and have negotiated long-term leases for the facilities. For company-controlled facilities, in most cases we design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility. We refer to the remaining 34 data centers as “partner” sites. In these locations, a third party designs and deploys the infrastructure and provides for the operation and maintenance of the facility.

IP Connectivity

IP connectivity includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform and Managed Internet Route Optimizer™ Controller. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 81 IP service points around the world.

Cloud and Hosting Services

Our cloud and hosting services segment consists of hosted Infrastructure-as-a-Service as a cloud platform or via managed hosting. For both Infrastructure-as-a-Service options, we provision and maintain the hardware, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

Cloud

Cloud services involve providing compute and storage services via an integrated platform that includes servers, storage and network. We built our next generation cloud platform with our high-density colocation, Performance IP service and OpenStack, a leading open source technology for cloud services. We deliver our cloud services in five locations across North America, Europe and the Asia-Pacific region.

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

Segment profit is calculated as segment revenues less direct costs of sales and services, exclusive of depreciation and amortization for the segment, and does not include direct costs of customer support.

	Year Ended December 31,
	2016	2015	2014
Revenues:
Data center and network services	$200,660	$213,040	$226,528
Cloud and hosting services	97,637	105,253	108,431
Total revenues	298,297	318,293	334,959

Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	98,351	104,105	115,820
Cloud and hosting services	25,904	27,335	29,126
Total direct costs of sales and services, exclusive of depreciation and amortization	124,255	131,440	144,946

Segment profit:
Data center and network services	102,309	108,935	110,708
Cloud and hosting services	71,733	77,918	79,305
Total segment profit	174,042	186,853	190,013

Goodwill impairment	80,105	—	—
Exit activities, restructuring and impairments	7,236	2,278	4,520
Other operating expenses, including direct costs of customer support, depreciation and amortization	179,771	210,470	199,832
Loss from operations	(93,070)	(25,895)	(14,339)
Non-operating expenses	31,312	26,408	26,775
Loss before income taxes and equity in earnings of equity-method investment	$(124,382)	$(52,303)	$(41,114)

Total assets by segment are as follows (in thousands):

	December 31,
	2016	2015
Data center and network services	$210,040	$309,240
Cloud and hosting services	207,184	224,831
Corporate	13,391	20,540
	$430,615	$554,611

We present goodwill by segment in note 6, and as discussed in that note, we did record an impairment charge during the year ended December 31, 2016. We did not record an impairment charge during the year ended December 31, 2015.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
United States	$231,943	$245,853	$258,770
Canada	44,206	47,021	47,479
Other countries	22,148	25,419	28,710
	$298,297	$318,293	$334,959

Net property and equipment, by country with assets over 10% of total property and equipment, is as follows (in thousands):

	December 31,
	2016	2015
United States	$260,788	$272,178
Canada	36,495	54,286
Other countries	5,397	2,236
	$302,680	$328,700

12.	STOCK-BASED COMPENSATION PLANS

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

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2016	2015	2014
Direct costs of customer support	$1,159	$1,901	$1,448
Sales, general and administrative	3,838	6,880	5,734
	$4,997	$8,781	$7,182

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the three years ended December 31, 2016, 2015 and 2014, we capitalized $0.2 million, $0.3 million and $0.3 million, respectively, of stock-based compensation.

The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2016, 2015 and 2014, were expected terms of 4.7, 4.5 and 4.6 years, respectively; historical volatilities of 45%, 40% and 47%, respectively; risk free interest rates of 1.2%, 1.4% and 1.4%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $0.78, $3.23 and $3.13 during the years ended December 31, 2016, 2015 and 2014, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our 2014 Stock Incentive Plan (the “2014 Plan”), we may issue stock options, stock appreciation rights, restricted stock and restricted stock units to eligible employees and directors. Our historical practice has been to grant only stock options and restricted stock.

The compensation committee of our board of directors administers the 2014 Plan. As of December 31, 2016, 2.2 million shares of stock were available for issuance.

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

During 2016, 2015 and 2014, the value of the equity grants received by non-employee directors was $63,000, $118,000 and $96,000, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2016 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2015	5,505	$7.35
Granted	1,001	2.00
Exercised	(301)	2.24
Forfeitures and post-vesting cancellations	(3,025)	6.51
Balance, December 31, 2016	3,180	6.95
Exercisable, December 31, 2016	2,490	7.48

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2016 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	2,490	3,180
Weighted-average exercise price	$7.48	6.95
Aggregate intrinsic value	$—	—
Weighted-average remaining contractual term (in years)	3.1	4.3

The total intrinsic value of stock options exercised was $0.1 million, $2.1 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. None of our stock options or the underlying shares are subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2016 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2015	1,138	$8.90
Granted	2,374	1.92
Vested	(691)	7.46
Forfeited	(599)	6.43
Unvested balance, December 31, 2016	2,222	2.56

The total fair value of restricted stock vested during the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $4.6 million and $3.5 million, respectively. At December 31, 2016, the total intrinsic value of all unvested restricted stock was $3.4 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2016 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$1,023	$2,255	$3,278
Weighted-average remaining recognition period (in years)	2.5	2.6	2.6

13.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

14.	INCOME TAXES

The loss from continuing operations before income taxes and equity in (earnings) of equity-method investment is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(120,553)	$(31,572)	$(32,684)
Foreign	(3,829)	(20,731)	(8,430)
Loss from continuing operations before income taxes and equity in (earnings) of equity-method investment	$(124,382)	$(52,303)	$(41,114)

The current and deferred income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(15)	$—	$—
State	155	152	127
Foreign	61	158	121
	201	310	248
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	329	(3,970)	(1,609)
	329	(3,970)	(1,609)
Provision (benefit) for income taxes	$530	$(3,660)	$(1,361)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax benefit is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
Foreign income tax	0.7	4.0	—
State income tax	(5.0)	(4 .0)	(4 .0)
Other permanent differences	0.2	—	2.0
Statutory tax rate change	(3.2)	—	—
Compensation	3.0	3.0	4.0
Goodwill impairment	25.2	—	—
Acquisition costs	—	—	—
Change in valuation allowance	13.5	24.0	29.0
Effective tax rate	0.4%	(7.0)%	(3.0)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2016	2015
Current deferred income tax assets:
Provision for doubtful accounts	$—	$—
Accrued compensation	—	—
Other accrued expenses	—	—
Deferred revenue	—	—
Restructuring liability	—	—
Other	—	—
Current deferred income tax assets	—	—
Less: valuation allowance	—	—
Net current deferred income tax assets	—	—

Long-term deferred income tax (liabilities) assets:
Property and equipment	57,161	52,551
Goodwill	2,525	3,338
Intangible assets	(22,958)	(19,049)
Deferred revenue, less current portion	2,809	2,540
Restructuring liability, less current portion	1,839	1,474
Refinance	(3,054)	0
Deferred rent	2,737	3,482
Stock-based compensation	3,079	5,578
Provision for doubtful accounts	1,449	2,299
U.S. net operating loss carryforwards	102,408	78,570
Foreign net operating loss carryforwards, less current portion	9,324	10,238
Tax credit carryforwards	3,616	3,683
Other	2,417	2,726
Long-term deferred income tax assets	163,352	147,430
Less: valuation allowance	(164,865)	(148,310)
Net long-term deferred income tax (liabilities) assets	(1,513)	(880)

Net deferred tax liabilities	$(1,513)	$(880)

As of December 31, 2016, we had U.S. net operating loss carryforwards for federal tax purposes of $289.6 million that will expire in tax years 2018 through 2036. Of the total U.S. net operating loss carryforwards, $27.7 million of net operating losses related to the deduction of stock-based compensation that will be tax-effected and the benefit credited to additional paid-in capital when realized. In addition, we have alternative minimum tax, research and development tax, foreign tax and state & local tax credits carryforwards of approximately $1.3 million. Alternative minimum tax credits have an indefinite carryforward period while our research and development credits will begin to expire in 2026. Finally, we have foreign net operating loss carryforwards of $40.2 million that are currently subject to annual expiration.

We determined that through December 31, 2016, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code (“Section 382”). Therefore, as of December 31, 2016, no additional material limitations existed on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2016, we established a valuation allowance of $159.0 million against the U.S. deferred tax asset and $5.8 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, January 1,	$148,310	$136,017	$126,568
Increase in deferred tax assets	16,555	12,293	9,449
Balance, December 31,	$164,865	$148,310	$136,017

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits balance, January 1,	$—	$408	$408
Addition for tax positions taken in a prior year	187
Deduction for tax positions taken in a prior year	—	(408)	—
Unrecognized tax benefits balance, December 31,	$187	$—	$408

During 2016, we recorded $0.2 million of additional unrecognized tax benefits related to foreign exchange losses. During 2013, we recorded $0.4 million of additional unrecognized tax benefits through purchase accounting from the iWeb acquisition related to participation interest deducted in a prior year. No uncertain tax positions were recorded during 2014. During 2015, the statute of limitation for the iWeb uncertain tax position expired. Accordingly, this amount was removed from the uncertain tax position balance.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of “Provision (benefit) for income taxes.” As of December 31, 2016 we had an accrual of less than $0.1 million for interest and penalties related to uncertain tax positions and $0 for the periods of December 31, 2015 and 2014.

Our federal income tax returns remain open to examination for the tax years 2013 through 2015; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2013. Returns filed in other jurisdictions are subject to examination for years prior to 2013.

15.	SUBSEQUENT EVENT

Third Amendment and Waiver to Credit Agreement

On January 26, 2017, the Company, certain lenders and Jefferies Finance LLC, as Administrative Agent (the “Administrative Agent”) entered into a Third Amendment and Waiver to the Credit Agreement (the “Third Amendment”) dated as of November 26, 2013 among the Company, the lenders parties thereto (the “Lenders”) and the Administrative Agent, as previously amended by a First Amendment thereto dated as of October 30, 2015 and a Second Amendment thereto dated April 12, 2016 (collectively, the “Credit Agreement”).

The Third Amendment, among other things, amends the Credit Agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. The Third Amendment was effective on February 28, 2017, upon the closing of the equity sale, which is further described below. The effectiveness of the covenant amendments was conditioned on the Company completing one or more equity offerings on or before June 30, 2017 for gross cash proceeds of not less than $40 million and net cash proceeds of not less than $37 million and the application of the net cash proceeds to the repayment of indebtedness under the Credit Agreement. The Company paid a fee of approximately $0.9 million to the Lenders on January 26, 2017 and paid an additional fee of $1.6 million on February 28, 2017. Absent the Third Amendment we may not have been able to comply with our covenants in the Credit Agreement.

Securities Purchase Agreement

On February 22, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain Purchasers (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of 23,802,850 shares of the Company’s common stock at a price of US$1.81 per share, for the aggregate purchase price of US$43,083,158.50, which closed on February 27, 2017. The Securities Purchase Agreement contains customary representations, warranties, and covenants. Conditions for the agreement include: (i) the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day “lock-up” period whereby the Company is restricted from certain sales of equity securities and (iii) the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $39.2 million of the proceeds to pay down the credit facitlity.

Registration Rights Agreement

On February 22, 2017, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers which provides for the Purchasers who hold a specified amount of shares purchased under the Securities Purchase Agreement the ability to request registration of such securities.

Under the Registration Rights Agreement, the Company will use its best efforts to promptly, but in no event later than 15 days following the filing of this Annual Report on 10-K, file a registration statement on Form S-3 or such other form under the Securities Act then available to the Company providing for the resale by the Purchasers of the registrable securities beneficially owned by such Purchasers. The Company must use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as promptly as practicable following such filing, but in no event later than May 23, 2017. If the registration statement is not declared effective by the SEC on or prior to that date, the Company will make pro rata payments to the Purchasers in an amount equal to 1.5% of the aggregate purchase price initially paid for such registrable securities, for each 30-day period or pro rata for any portion thereof following May 23, 2017 for which the registration statement has not been declared effective.

In addition, the Company will be required to make a similar 1.5% pro rata payment, for each 30 day period, to the Purchasers if the Company (i) delays or postpones the filing or effectiveness of a registration statement beyond specified timelines in order to avoid premature disclosure of a matter that would be required to be made so that such registration statement would not be materially misleading and the Board of Directors has determined would not be in the best interest of the Company to be disclosed at such time or (ii) notifies the Purchasers that the prospectus included in such registration statement contains an untrue statement of a material fact or omits any material fact necessary to make the statements therein not misleading and the Purchasers must delay the use of the prospectus until it is correct or otherwise supplemented to amended to correct such statements contained therein.

16.	UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2016 and 2015. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$75,924	$74,315	$73,940	$74,117
Direct costs of sales and services, exclusive of depreciation and amortization	31,077	31,370	31,562	30,246
Direct costs of customer support	8,804	7,919	7,985	7,475
Goodwill impairment	—	—	78,169	1,936
Exit activities, restructuring and impairments	201	152	1,670	5,213
Net loss	(9,644)	(10,693)	(91,297)	(13,110)
Basic and diluted net loss per share	(0.19)	(0.21)	(1.75)	(0.25)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$80,786	$80,432	$78,318	$78,756
Direct costs of sales and services, exclusive of depreciation and amortization	33,346	32,978	33,681	31,434
Direct costs of customer support	9,118	9,090	9,173	9,094
Exit activities, restructuring and impairments	265	59	920	1,033
Net loss	(10,442)	(12,534)	(14,197)	(11,269)
Basic and diluted net loss per share	(0.20)	(0.24)	(0.27)	(0.22)

INTERNAP CORPORATION

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2014:

Allowance for doubtful accounts	$1,995	$1,469	$(1,343	)(1)	$2,121

Year ended December 31, 2015:

Allowance for doubtful accounts	2,121	1,354	(1,724	)(1)	1,751

Year ended December 31, 2016:

Allowance for doubtful accounts	1,751	1,093	(1,598	)(1)	1,246

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1