Form 10-Q
period 2017-03-31
Internap Corp
filed 2017-05-10
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, 82,122,239 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
INAP COLO	$53,339	$55,881
INAP CLOUD	18,794	20,043
Total revenues	72,133	75,924

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	24,806	26,333
INAP CLOUD	4,239	4,744
Direct costs of customer support	7,264	8,804
Sales, general and administrative	16,564	18,930
Depreciation and amortization	17,745	19,113
Exit activities, restructuring and impairments	1,023	201
Total operating costs and expenses	71,641	78,125
Income (loss) from operations	492	(2,201)

Non-operating expenses:
Interest expense	8,137	6,985
Loss on foreign currency, net	97	433
Other, net	—	(77)
Total non-operating expenses	8,234	7,341

Loss before income taxes and equity in earnings of equity-method investment	(7,742)	(9,542)
Provision for income taxes	518	138
Equity in earnings of equity-method investment, net of taxes	(30)	(36)

Net loss	(8,230)	(9,644)

Other comprehensive income:
Foreign currency translation adjustment	73	108
Unrealized gain on foreign currency contracts	85	638
Unrealized gain on interest rate swap	—	147
Total other comprehensive income	158	893

Comprehensive loss	$(8,072)	$(8,751)

Basic and diluted net loss per share	$(0.13)	$(0.19)

Weighted average shares outstanding used in computing basic and diluted net loss per share	64,351	51,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,174	$10,389
Accounts receivable, net of allowance for doubtful accounts of $1,301 and $1,246, respectively	15,654	18,044
Prepaid expenses and other assets	10,311	10,055
Total current assets	35,139	38,488

Property and equipment, net	291,583	302,680
Investment in joint venture	3,099	3,002
Intangible assets, net	27,138	27,978
Goodwill	50,209	50,209
Deposits and other assets	7,940	8,258
Total assets	$415,108	$430,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,003	$20,875
Accrued liabilities	10,445	10,603
Deferred revenues	5,417	5,746
Capital lease obligations	10,164	10,030
Term loan, less discount and prepaid costs of $2,037 and $2,243, respectively	963	757
Exit activities and restructuring liability	2,922	3,177
Other current liabilities	3,089	3,171
Total current liabilities	51,003	54,359

Deferred revenues	4,964	5,144
Capital lease obligations	41,613	43,876
Revolving credit facility	35,500	35,500
Term loan, less discount and prepaid costs of $6,605 and $4,579, respectively	241,398	283,421
Exit activities and restructuring liability	1,374	1,526
Deferred rent	4,188	4,642
Deferred tax liability	1,473	1,513
Other long-term liabilities	4,293	4,358

Total liabilities	385,806	434,339
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 82,156 and 57,799 shares outstanding, respectively	83	58
Additional paid-in capital	1,324,204	1,283,332
Treasury stock, at cost, 1,143 and 1,073 shares, respectively	(7,072)	(6,923)
Accumulated deficit	(1,286,579)	(1,278,699)
Accumulated items of other comprehensive loss	(1,334)	(1,492)
Total stockholders’ equity	29,302	(3,724)

Total liabilities and stockholders’ equity	$415,108	$430,615

The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,230)	$(9,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,745	19,113
Amortization of debt discount and issuance costs	715	522
Stock-based compensation expense, net of capitalized amount	598	1,922
Equity in earnings of equity-method investment	(30)	(36)
Provision for doubtful accounts	301	341
Non-cash change in capital lease obligations	71	487
Non-cash change in exit activities and restructuring liability	980	347
Non-cash change in deferred rent	(423)	(484)
Deferred taxes	254	77
Payment of debt lender fees	(2,583)	—
Other, net	(96)	202
Changes in operating assets and liabilities:
Accounts receivable	2,096	537
Prepaid expenses, deposits and other assets	123	1,946
Accounts payable	(2,247)	(1,815)
Accrued and other liabilities	(180)	(1,903)
Deferred revenues	(510)	191
Exit activities and restructuring liability	(1,386)	(804)
Asset retirement obligation	52	(174)
Other liabilities	14	(43)
Net cash flows provided by operating activities	7,264	10,782

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,789)	(12,282)
Additions to acquired and developed technology	(200)	(399)
Net cash flows used in investing activities	(5,989)	(12,681)

Cash Flows from Financing Activities:
Proceeds from credit agreements	—	1,500
Proceeds from stock issuance	40,282
Principal payments on credit agreements	(39,997)	(750)
Payments on capital lease obligations	(2,491)	(2,359)
Proceeds from exercise of stock options	7	—
Acquisition of common stock for income tax withholdings	(149)	(216)
Other, net	(157)	(76)
Net cash flows used in financing activities	(2,505)	(1,901)
Effect of exchange rates on cash and cash equivalents	15	(74)
Net decrease in cash and cash equivalents	(1,215)	(3,874)
Cash and cash equivalents at beginning of period	10,389	17,772
Cash and cash equivalents at end of period	$9,174	$13,898

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,336	$6,540
Non-cash acquisition of property and equipment under capital leases	290	4,056
Additions to property and equipment included in accounts payable	1,247	6,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” “our” “INAP” or “the Company”) provides high-performance Internet infrastructure services across North America, Europe and the Asia-Pacific region.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of March 31, 2017 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future periods.

2.	CHANGE IN ORGANIZATIONAL STRUCTURE

During the three months ended March 31, 2017, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our new segments, described in note 10 “Operating Segments.” We have reclassified prior period amounts to conform to the current presentation.

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended March 31, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$50,872	$(50,872)	$—
Cloud and hosting services	25,052	(25,052)	—
INAP COLO	—	55,881	55,881
INAP CLOUD	—	20,043	20,043
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	24,373	(24,373)	—
Cloud and hosting services	6,704	(6,704)	—
INAP COLO	—	26,333	26,333
INAP CLOUD	—	4,744	4,744

3.       FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017:
Foreign currency contracts (note 8)	$—	$77	$—	$77
Asset retirement obligations(1)	—	—	2,861	2,861

December 31, 2016:
Foreign currency contracts (note 8)	—	195	—	195
Asset retirement obligations(1)	—	—	2,810	2,810

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. The balance is included in “Other long-term liabilities,” in the accompanying consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended March 31, 2017 (in thousands):

Balance, January 1, 2017	$2,810
Accretion	51
Balance, March 31, 2017	$2,861

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loan	$251,003	$251,317	$291,000	$267,700
Revolving credit facility	35,500	35,544	35,500	32,600

4.	GOODWILL

During the three months ended March 31, 2017, we changed our operating segments, as discussed in note 10 “Operating Segments,” and, subsequently, our reporting units. We now have six reporting units: IP services, IP products, data center services, managed hosting, cloud and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

During the three months ended March 31, 2017, we re-allocated goodwill as follows (in thousands):

	December 31, 2016	Re-allocations		March 31, 2017
Operating segments:
Data center and network services	$—	$		$—
Cloud and hosting services	50,209		(50,209)	—
INAP COLO	—		6,003	6,003
INAP CLOUD	—		44,206	44,206
Total	$50,209		$—	$50,209

5.	DEBT

Third Amendment

During the three months ended March 31, 2017, we entered into an amendment to our credit agreement (the “Third Amendment”), which, among other things, amended the credit agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. We paid a one-time aggregate fee of $2.6 million to the lenders for the Third Amendment, which we recorded as a debt discount of $2.2 million related to the term loan and prepaid debt issuance costs of $0.4 million related to the revolving credit facility. In addition, we paid $0.3 million in third-party fees, which we recorded as expense of $0.3 million related to the term loan and as prepaid debt issuance costs of less than $0.1 million related to the revolving credit facility.

The Third Amendment was effective on February 28, 2017, upon the closing of the equity sale, which is described in note 6 below. The effectiveness of the covenant amendments was conditioned on the Company completing one or more equity offerings on or before June 30, 2017 for gross cash proceeds of not less than $40 million, and net cash proceeds of not less than $37 million and the application of the net cash proceeds to the repayment of indebtedness under the Credit Agreement. The Company paid a fee of approximately $0.9 million to the lenders on January 26, 2017 and paid an additional fee of $1.6 million on February 28, 2017. Absent the Third Amendment we may not have been able to comply with our covenants in the Credit Agreement.

6.	EQUITY

Securities Purchase Agreement

On February 22, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of 23,802,850 shares of the Company’s common stock at a price of US$1.81 per share, for the aggregate purchase price of US$43.1 million, which closed on February 27, 2017. The Securities Purchase Agreement contains customary representations, warranties, and covenants. Conditions for the Securities Purchase Agreement include: (i) the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day “lock-up” period whereby the Company is restricted from certain sales of equity securities and (iii) the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $39.2 million of the proceeds to pay down our debt.

Registration Rights Agreement

On February 22, 2017, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, which provides the Purchasers under the Securities Purchase Agreement the ability to request registration of such securities.

Under the Registration Rights Agreement, the Company will use its best efforts to promptly, but in no event later than 15 days following the filing of the Company’s Annual Report on 10-K, file a registration statement on Form S-3 or such other form under the Securities Act of 1933 then available to the Company providing for the resale by the Purchasers of the registrable securities beneficially owned by such Purchasers. The Company must use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as promptly as practicable following such filing, but in no event later than May 23, 2017. The registration statement was filed in March 2017 and declared effective during April 2017.

7.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

The following table displays the transactions and balances for exit activities and restructuring charges during the three months ended March 31, 2017 and 2016 (in thousands). Our real estate obligations are substantially related to our INAP COLO segment. Severance is spread across both reportable segments.

	Balance December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	Balance March 31, 2017
Activity for 2016 restructuring charge:
Severance	$1,911	$—	$566	$(993)	$1,484
Real estate obligations	933	—	378	(187)	1,124
Activity for 2015 restructuring charge:
Real estate obligation	111	—	(4)	(7)	100
Service contracts	565	—	5	(49)	521
Activity for 2014 restructuring charge:
Real estate obligation	1,183	—	34	(150)	1,067
	$4,703	$—	$979	$(1,386)	$4,296

	Balance December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	Balance March 31, 2016
Activity for 2016 restructuring charge:
Real estate obligations	—	105	—	(9)	96
Service contracts	—	42	—	—	42
Activity for 2015 restructuring charge:
Real estate obligation	164	—	—	(33)	131
Service contracts	843	—	—	(139)	704
Activity for 2014 restructuring charge:
Real estate obligations	1,701	—	18	(144)	1,575
Activity for 2007 restructuring charge:
Real estate obligation	1,170	—	181	(478)	873
	$3,878	$147	$199	$(803)	$3,421

8.	DERIVATIVES

Foreign Currency Contracts

We have foreign currency contracts to mitigate the risk of a portion of our Canadian compensation expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar and commit us to purchase a total of $12.0 million Canadian dollars at an exchange rate of 1.2855 through June 2017. As of March 31, 2017, and December 31, 2016, the fair value of our foreign currency contracts was less than $0.1 million and $0.2 million, respectively, included in “Other current liabilities” in the accompanying consolidated balance sheets.

During the three months ended March 31, 2017 and 2016, the activity of the foreign currency contracts was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Unrealized gain, net of less than $0.1 million and $0.1 million income tax, respectively, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$85	$638
Realized loss on effective portion, included as compensation expense in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	(80)	(179)

9.	COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

10.	OPERATING SEGMENTS

The Company has two reportable segments: INAP COLO and INAP CLOUD. These segments are comprised of strategic businesses that are defined by the service offerings they provide. Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate General Manager who reports directly to the Company’s CODM.

The CODM evaluates segment performance using business unit contribution which is defined as business unit revenues less direct costs of sales and services, customer support, and sales and marketing, exclusive of depreciation and amortization.

We report our financial performance based on our two reportable segments, INAP COLO and INAP CLOUD, as follows:

INAP COLO

Our Colocation segment consists of colocation, network services and managed hosting.

Colocation

Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers.

Network Services

Network services includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform and Managed Internet Route Optimizer™ Controller. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our network services provides high-performance and highly-reliable delivery of content, applications and communications to end users globally.

Managed Hosting

Managed Hosting consists of leasing dedicated servers as well as, storage and network equipment along with other associated hardware to our customers.  We configure and administer the hardware and operating system, provide technical support, patch management, monitoring and updates.  We offer managed hosting around the globe, including North America, Europe and the Asia-Pacific region.

INAP CLOUD

Cloud services involve providing compute and storage services via an integrated platform that includes servers, storage and network. We built our next generation cloud platform with our high-density colocation, Performance IP service and OpenStack, a leading open source technology for cloud services.

In conjunction with our change in segments we changed the measure for determining the results of our segments to business unit contribution which includes the direct costs of sales and services, customer support and sales and marketing, exclusive of depreciation and amortization.

The following table provides segment results, with prior period amounts restated to conform to the current presentation (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
INAP COLO	$53,339	$55,881
INAP CLOUD	18,794	20,043
Total revenues	72,133	75,924

Direct costs of sales and services, customer support and sales and marketing, exclusive of depreciation and amortization:
INAP COLO	33,650	36,812
INAP CLOUD	9,464	10,957
Total direct costs of sales and services, customer support and sales and marketing	43,114	47,769

Business unit contribution:
INAP COLO	19,689	19,069
INAP CLOUD	9,330	9,086
Total business unit contribution	29,019	28,155

Exit activities, restructuring and impairments	1,023	201
Other operating expenses, including depreciation and amortization	27,504	30,155
Income (loss) from operations	492	(2,201)
Non-operating expenses	8,234	7,341
Loss before income taxes and equity in (earnings) of equity-method investment	$(7,742)	$(9,542)

11.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stock	$(8,230)	$(9,644)
Weighted average shares outstanding, basic and diluted	64,351	51,774

Net loss per share, basic and diluted	$(0.13)	$(0.19)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,539	7,598

12.	RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted ASU 2017-04 in the first quarter of 2017 and it did not impact our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which allows the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-16 as of January 1, 2017. In connection with the adoption of the standard, the Company recorded a $2.2 million deferred tax asset and corresponding $1.9 million valuation allowance with the net difference going to retained earnings.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting, and was effective for us at January 1, 2017. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. In connection with the adoption of the standard, the Company recorded a $10.8 million deferred tax asset and a corresponding $10.8 million valuation allowance.

Accounting Pronouncements Issued But Not Yet Effective

In August 2016, the FASB issued ASU No. 2016-15, which amends Accounting Standards Codification 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that adoption will have on the presentation of our consolidated statements of cash flow.

In May 2014, the FASB issued ASU 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The guidance is effective for periods beginning January 1, 2018. The guidance permits the application of its requirements retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures. As we have not completed our evaluation, we cannot make a determination of the impact and have not yet selected a transition method or determined the impact of the standard on our ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires all leases in excess of 12 months to be recognized on the balance sheet as lease assets and lease liabilities. For operating leases, a lessee is required to recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment; recognize a single lease cost over the lease term generally on a straight-line basis; and classify all cash payments within operating activities on the cash flow statement. The guidance is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We are currently evaluating the impact that adoption will have on our consolidated financial statements and related disclosures.

13.	SUBSEQUENT EVENT

On April 6, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Guarantors party thereto, the Lenders party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers, PNC Bank, National Association, as Syndication Agent and as Issuing Bank, and Jefferies Finance LLC, as Documentation Agent, Sole Book Manager and as Swingline Lender.

The Credit Agreement provides for a $300 million term loan facility and a $25 million revolving credit facility (which includes a $15 million letter of credit facility). In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed $50 million.

The proceeds of the term loan facility were used on April 6, 2017 to refinance the Company’s existing credit facility and to pay costs and expenses associated with the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 31, 2016 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us” “our” “INAP” or “the Company” refer to Internap Corporation and our subsidiaries.

Overview

INAP’s diverse Internet infrastructure services deliver “performance without compromise” – blending virtual and bare-metal cloud, hosting and colocation services across a global network of data centers, optimized from the application to the end user and backed by our team of dedicated professionals.

Change in Organizational Structure

During the three months ended March 31, 2017, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our two new segments, INAP COLO and INAP CLOUD. The new operating segments are further described in note 10 “Operating Segments” in the accompanying consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 12 to the accompanying consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2017 and 2016

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) from 2016 to 2017
	2017	2016	Amount	Percent
Revenues:
INAP COLO	$53,339	$55,881	$(2,542)	(5)%
INAP CLOUD	18,794	20,043	(1,249)	(6)
Total revenues	72,133	75,924	(3,791)	(5)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	24,806	26,333	(1,527)	(6)
INAP CLOUD	4,239	4,744	(505)	(11)
Direct costs of customer support	7,264	8,804	(1,540)	(17)
Sales, general and administrative	16,564	18,930	(2,366)	(12)
Depreciation and amortization	17,745	19,113	(1,368)	(7)
Exit activities, restructuring and impairments	1,023	201	822	409
Total operating costs and expenses	71,641	78,125	(6,484)	(8)
Income (loss) from operations	$492	$(2,201)	$2,693	122

Interest expense	$8,137	$6,985	$1,152	16%

INAP COLO

Revenues for our colocation segment decreased 5% to $53.3 million for the three months ended March 31, 2017, compared to $55.9 million for the same period in 2016. The decrease was primarily due to $1.6 million of lower network services revenue related to the continued decline in pricing for new and renewing customers and loss of legacy contracts and a $1.0 million decrease in colocation revenue.

Direct costs of colocation, exclusive of depreciation and amortization, decreased 6%, to $24.8 million for the three months ended March 31, 2017, compared to $26.3 million for the same period in 2016. The decrease was primarily due to the continued negative impact of churn from a small number of large customers and lower variable costs related to a decline in revenue.

INAP CLOUD

Revenues for our cloud segment decreased 6% to $18.8 million for the three months ended March 31, 2017, compared to $20.0 million for the same period in 2016. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Direct costs of cloud, exclusive of depreciation and amortization, decreased 11%, to $4.2 million for the three months ended March 31, 2017, compared to $4.7 million for the same period in 2016. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$56,545	$58,875
Canada	10,368	11,164
Other countries	5,220	5,885
	$72,133	$75,924

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $14.8 million for the three months ended March 31, 2017, compared to $18.6 million for the same period in 2016. The decrease was primarily due to a $2.6 million decrease in cash-based compensation and payroll taxes and a $1.3 million decrease in stock-based compensation.

Stock-based compensation, net of amount capitalized, decreased to $0.6 million during the three months ended March 31, 2017, from $1.9 million during the same period in 2016. The decrease is primarily due to prior year terminations. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Direct costs of customer support	$62	$413
Sales, general and administrative	536	1,509
	$598	$1,922

Direct Costs of Customer Support. Direct costs of customer support decreased to $7.3 million during the three months ended March 31, 2017 compared to $8.8 million during the same period in 2016. The decrease was primarily due to decreased cash-based compensation from reduced headcount.

Sales, General and Administrative. Sales, general and administrative costs decreased to $16.6 million during the three months ended March 31, 2017 compared to $18.9 million during the same period in 2016. The decrease was primarily due to a $1.4 million decrease in cash-based compensation from reduced headcount, a $1.0 million decrease in stock-based compensation, a $0.9 million decrease in organizational costs, partially offset by a $1.5 million non-income tax contingency.

Depreciation and Amortization. Depreciation and amortization decreased to $17.7 million during the three months ended March 31, 2017 compared to $19.1 million during the same period in 2016. The decrease was primarily due to lower capital purchases and older assets becoming fully depreciated.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $1.0 million during the three months ended March 31, 2017 compared to $0.2 million during the same period in 2016. The increase is primarily due to severance costs and plan adjustments in sublease income assumptions.

Interest Expense. Interest expense increased to $8.1 million during the three months ended March 31, 2017 from $7.0 million during the same period in 2016. The increase is primarily due to higher average interest rates from the second debt amendment dated April 12, 2016 as well as approximately $0.3 million of unamortized debt issuance costs which were we expensed as a result of a partial paydown of our term loan on February 28, 2017.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of adjusted EBITDA to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define adjusted EBITDA as net loss plus depreciation and amortization, interest expense, provision (benefit) for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs and organizational realignment costs.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, loss from operations or other GAAP measures as an indicator of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to net loss as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2017	2016
Net loss	$(8,230)	$(9,644)
Depreciation and amortization	17,745	19,113
Interest expense	8,137	6,985
Provision for income taxes	518	138
Other expense (income)	67	320
Loss on disposal of property and equipment, net	(97)	28
Exit activities, restructuring and impairments, including goodwill impairment	1,023	201
Stock-based compensation	598	1,922
Non-income tax contingency	1,500	—
Strategic alternatives and related costs(1)	6	141
Organizational realignment costs(2)	287	1,272
Adjusted EBITDA	$21,554	$20,476

(1)	Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in SGA in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016.

(2)	Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SGA in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Liquidity

As of March 31, 2017, we had a deficit of $15.9 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures of approximately $37 million to $42 million in 2017, working capital needs and required payments on our credit agreement and other commitments. We intend to reduce expenses through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2017 and 2016, we had a net loss of $8.2 million and $9.6 million, respectively. As of March 31, 2017, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. We had a $350.0 million credit agreement, which provided for a $300.0 million term loan and a $50.0 million revolving credit facility. As of March 31, 2017, the term loan had an outstanding principal amount of $251.0 million, which we repaid in $0.75 million quarterly installments on the last day of each fiscal quarter with the remaining unpaid balance due November 26, 2019. As of March 31, 2017, the revolving credit facility, expiring in November 2018, had an outstanding balance of $35.5 million and we issued $4.1 million in letters of credit, resulting in $10.4 million in borrowing capacity. As of March 31, 2017, the interest rate on the term loan was 7% and the interest rate on the revolving credit facility was 6.5%.

The credit agreement includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures. As of March 31, 2017, we were in compliance with these covenants.

We subsequently entered into a new credit agreement (the “Credit Agreement”) on April 6, 2017, by and among the Company, the Guarantors party thereto, the Lenders party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers, PNC Bank, National Association, as Syndication Agent and as Issuing Bank, and Jefferies Finance LLC, as Documentation Agent, Sole Book Manager and as Swingline Lender.

The Credit Agreement provides for a $300 million term loan facility and a $25 million revolving credit facility, which includes a $15 million letter of credit facility. In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed $50 million.

The proceeds of the term loan facility were used on April 6, 2017 to refinance the Company’s existing credit facility and to pay costs and expenses associated with the Credit Agreement.

The maturity date of the term loan facility is April 6, 2022 and the maturity date of the revolving credit facility is October 6, 2021. The maturity date for the term loan facility may be extended in accordance with the terms of the Credit Agreement. The Company may prepay loans under the Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. If within one year after entering into the Credit Agreement the term loans are prepaid with the proceeds of certain new term loans that have an “effective yield” that is lower than the “effective yield” of the prepaid term loans, or the Credit Agreement is amended to reduce the “effective yield” on the term loans, in certain cases, such prepaid or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced.

At the Company’s election, loans under the Credit Agreement may be made as either Adjusted Base Rate loans or Eurodollar loans. The applicable margin for term loans is 6.0% for Adjusted Base Rate loans and 7.0% for Eurodollar loans. The applicable margin for revolving loans is 6.0% for Adjusted Base Rate loans and 7.0% for Eurodollar loans. All Eurodollar loans are subject to a pre-margin floor of 1.00%.

The obligations of the Company under the Credit Agreement are guaranteed by its subsidiaries Internap Connectivity LLC and Ubersmith, Inc. (the “Guarantors”) pursuant to a security agreement, dated as of April 6, 2017, by and among the Company, the Guarantors and Jefferies Finance LLC, as Collateral Agent (the “Security Agreement”). The obligations of the Company and the Guarantors under the Credit Agreement are secured by substantially all of the tangible and intangible assets of the Company and the Guarantors, including by a pledge of 100% of the equity interests of the domestic subsidiaries of the Company and the Guarantors and 65% of the equity interests of the first-tier foreign subsidiaries of the Company and the Guarantors.

The Credit Agreement contains customary financial maintenance and operating covenants, including without limitation covenants restricting the incurrence or existence of debt or liens, the making of investments, the payment of dividends and affiliate transactions. The financial maintenance covenants in the Credit Agreement consist of a maximum total net leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. The Credit Agreement also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, failure to comply with covenants and specified insolvency events. If an event of default occurs and is continuing under the Credit Agreement, the entire outstanding balance may become immediately due and payable.

Cash Flows

Operating Activities

During the three months ended March 31, 2017, net cash provided by operating activities was $7.3 million. We generated cash from operations of $9.3 million, while changes in operating assets and liabilities used cash from operations of $2.0 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

During the three months ended March 31, 2016, net cash provided by operating activities was $10.8 million. We generated cash from operations of $12.8 million, while changes in operating assets and liabilities used cash from operations of $2.0 million.

Investing Activities

During the three months ended March 31, 2017 and 2016, net cash used in investing activities was $6.0 million and $12.7 million, respectively, primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

During the three months ended March 31, 2017, net cash used by financing activities was $2.5 million, primarily due to principal payments of $42.5 million on the term loan and capital lease obligations, partially offset by $40.3 million of proceeds from the sale of common stock pursuant to the Securities Purchase Agreement.

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

As of March 31, 2017, the balance of our long-term debt was $251.0 million on the term loan and $35.5 million on the revolving credit facility. At March 31, 2017, the interest rates on the term loan and revolving credit facility were 7% and 6.5%, respectively. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $2.9 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of March 31, 2017, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2017, we realized foreign currency losses of $0.1 million, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of less than $0.1 million, which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. If we grow our international operations, our exposure to foreign currency risk will become more significant.

We have foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts will hedge foreign exchange variations between the United States and Canadian dollar through June 30, 2017. During the three months ended March 31, 2017 we recorded an unrealized loss of less than $0.1 million, which we included in “Other comprehensive loss,” in the accompanying consolidated statement of operations and comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Remediation Plan

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

Our enhanced review procedures and documentation standards were in place and operating during the first quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We believe that there have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2017	13,503	$1.83	—	—
February 1 to 28, 2017	31,077	2.08	—	—
March 1 to 31, 2017	25,403	2.36	—	—
Total	69,983	$2.13	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Credit Agreement dated as of April 6, 2017 among Internap Corporation, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; the Guarantors party thereto, the Lenders party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers, PNC Bank, National Association, as Syndication Agent and as Issuing Bank, and Jefferies Finance LLC, as Documentation Agent, Sole Book Manager and as Swingline Lender. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2017).

10.2

Security Agreement, dated as of April 6, 2017, by and among the Company, the Guarantors party thereto and Jefferies Finance LLC, as Collateral Agent.  (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 6, 2017)

10.3	Internap Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 25, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert Dennerlein, Chief Financial Officer.

32.1	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2	Section 1350 Certification, executed by Robert Dennerlein, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ Robert Dennerlein
Robert Dennerlein
(Chief Financial Officer)

Date: May 10, 2017

