Form 10-Q
period 2017-06-30
Internap Corp
filed 2017-08-03
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

As of July 20, 2017, 83,303,972 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
INAP COLO	$52,044	$55,827	$105,383	$111,708
INAP CLOUD	17,598	18,488	36,392	38,531
Total revenues	69,642	74,315	141,775	150,239

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	22,070	26,736	46,876	53,069
INAP CLOUD	4,359	4,634	8,598	9,378
Direct costs of customer support	6,133	7,919	13,397	16,723
Sales, general and administrative	15,571	18,131	32,135	37,061
Depreciation and amortization	18,934	19,217	36,679	38,330
Exit activities, restructuring and impairments	4,628	152	5,651	353
Total operating costs and expenses	71,695	76,789	143,336	154,914
Loss from operations	(2,053)	(2,474)	(1,561)	(4,675)

Non-operating expenses:
Interest expense	17,145	8,082	25,282	15,067
Loss on foreign currency, net	191	118	288	551
Other, net	—	(2)	—	(80)
Total non-operating expenses	17,336	8,198	25,570	15,538

Loss before income taxes and equity in earnings of equity-method investment	(19,389)	(10,672)	(27,131)	(20,213)
(Benefit) provision for income taxes	(50)	62	468	200
Equity in earnings of equity-method investment, net of taxes	(56)	(41)	(86)	(77)

Net loss	(19,283)	(10,693)	(27,513)	(20,336)

Other comprehensive income:
Foreign currency translation adjustment	32	9	105	117
Unrealized gain on foreign currency contracts	60	75	145	713
Unrealized gain on interest rate swap	—	189	—	336
Total other comprehensive income	92	273	250	1,166

Comprehensive loss	$(19,191)	$(10,420)	$(27,263)	$(19,170)

Basic and diluted net loss per share	$(0.24)	$(0.21)	$(0.38)	$(0.39)

Weighted average shares outstanding used in computing basic and diluted net loss per share	79,507	52,062	71,971	52,241
 The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,456	$10,389
Accounts receivable, net of allowance for doubtful accounts of $1,292 and $1,246, respectively	16,066	18,044
Prepaid expenses and other assets	11,150	10,055
Total current assets	44,672	38,488

Property and equipment, net	427,873	302,680
Investment in joint venture	3,161	3,002
Intangible assets, net	26,333	27,978
Goodwill	50,209	50,209
Deposits and other assets	8,820	8,258
Total assets	$561,068	$430,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,757	$20,875
Accrued liabilities	13,845	10,603
Deferred revenues	5,272	5,746
Capital lease obligations	11,392	10,030
Term loan, less discount and prepaid costs of $2,103 and $2,243, respectively	897	757
Exit activities and restructuring liability	5,212	3,177
Other current liabilities	2,571	3,171
Total current liabilities	59,946	54,359

Deferred revenues	4,918	5,144
Capital lease obligations	186,221	43,876
Revolving credit facility	—	35,500
Term loan, less discount and prepaid costs of $8,746 and $4,579, respectively	288,254	283,421
Exit activities and restructuring liability	2,416	1,526
Deferred rent	3,206	4,642
Deferred tax liability	1,404	1,513
Other long-term liabilities	4,196	4,358

Total liabilities	550,561	434,339
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 83,272 and 57,799 shares outstanding, respectively	84	58
Additional paid-in capital	1,324,692	1,283,332
Treasury stock, at cost, 1,161 and 1,073 shares, respectively	(7,133)	(6,923)
Accumulated deficit	(1,305,894)	(1,278,699)
Accumulated items of other comprehensive loss	(1,242)	(1,492)
Total stockholders’ equity	10,507	(3,724)

Total liabilities and stockholders’ equity	$561,068	$430,615

 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(27,513)	$(20,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,679	38,330
Amortization of debt discount and issuance costs	1,292	1,233
Stock-based compensation expense, net of capitalized amount	1,132	3,464
Equity in earnings of equity-method investment	(86)	(77)
Provision for doubtful accounts	520	580
Non-cash change in capital lease obligations	258	527
Non-cash change in exit activities and restructuring liability	5,391	619
Non-cash change in deferred rent	(1,199)	(1,000)
Deferred taxes	150	39
Payment of debt lender fees	(2,583)	(1,716)
Loss on extinguishment and modification of debt	6,785	—
Other, net	200	186
Changes in operating assets and liabilities:
Accounts receivable	1,485	1,702
Prepaid expenses, deposits and other assets	(1,039)	4,606
Accounts payable	477	2,269
Accrued and other liabilities	3,150	(3,931)
Deferred revenues	(697)	94
Exit activities and restructuring liability	(2,466)	(1,579)
Asset retirement obligation	103	(174)
Other liabilities	12	(35)
Net cash flows provided by operating activities	22,051	24,801

Cash Flows from Investing Activities:
Purchases of property and equipment	(12,293)	(26,314)
Additions to acquired and developed technology	(444)	(769)
Net cash flows used in investing activities	(12,737)	(27,083)

Cash Flows from Financing Activities:
Proceeds from credit agreements	295,500	4,500
Proceeds from stock issuance	40,162	—
Principal payments on credit agreements	(326,500)	(1,500)
Debt issuance costs	(5,694)	—
Payments on capital lease obligations	(5,371)	(4,827)
Proceeds from exercise of stock options	36	675
Acquisition of common stock for income tax withholdings	(210)	(343)
Other, net	(240)	(192)
Net cash flows used in financing activities	(2,317)	(1,687)
Effect of exchange rates on cash and cash equivalents	70	65
Net increase (decrease) in cash and cash equivalents	7,067	(3,904)
Cash and cash equivalents at beginning of period	10,389	17,772
Cash and cash equivalents at end of period	$17,456	$13,868

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,899	$14,356
Non-cash acquisition of property and equipment under capital leases	147,788	4,921
Additions to property and equipment included in accounts payable	1,269	6,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us” “our” “INAP” or “the Company”) provides Internet infrastructure through both Colocation Business and Enterprise Services (including colocation, network connectivity, IP, bandwidth, and managed hosting), and Cloud Services (including enterprise-grade AgileCLOUD, bare-metal servers, and SMB iWeb platforms). INAP operates in Tier 3-type data centers in 20 metropolitan markets, primarily in North America, with 46 datacenters and 85 POPs around the world, . Currently, there is approximately 950,000 square feet under lease and 500,000 of data center footprint square feet. Of the company’s total data center footprint, there is approximately 325,000 raised floor, and 200,000 occupied, connected through a high-capacity network. INAP operates a premium business model that provides high-power density colocation, low-latency bandwidth, and public and private cloud platforms in an expanding Internet infrastructure industry.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2017 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the 2017 fiscal year or any future periods.

2.	CHANGE IN ORGANIZATIONAL STRUCTURE

During the three months ended March 31, 2017, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our revised segment structure, described in more detail in note 10 “Operating Segments.” We have reclassified prior period amounts to conform to the current presentation.

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended June 30, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$50,459	$(50,459)	$—
Cloud and hosting services	23,856	(23,856)	—
INAP COLO	—	55,827	55,827
INAP CLOUD	—	18,488	18,488
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	24,650	(24,650)	—
Cloud and hosting services	6,720	(6,720)	—
INAP COLO	—	26,736	26,736
INAP CLOUD	—	4,634	4,634

	Six Months Ended June 30, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$101,331	$(101,331)	$—
Cloud and hosting services	48,908	(48,908)	—
INAP COLO	—	111,708	111,708
INAP CLOUD	—	38,531	38,531
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	49,023	(49,023)	—
Cloud and hosting services	13,424	(13,424)	—
INAP COLO		53,069	53,069
INAP CLOUD		9,378	9,378

3.	FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Foreign currency contracts (note 8)	$—	$—	$—	$—
Asset retirement obligations(1)	—	—	2,913	2,913

December 31, 2016
Foreign currency contracts (note 8)	—	195	—	195
Asset retirement obligations(1)	—	—	2,810	2,810

(1)
We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. The balance is included in “Other long-term liabilities,” in the accompanying unaudited consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the six months ended June 30, 2017 (in thousands):

Balance, January 1, 2017	$2,810
Accretion	103
Balance, June 30, 2017	$2,913

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$300,000	$304,500	$291,000	$267,700
Revolving credit facility	—	—	35,500	32,600

4.	GOODWILL

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

During the six months ended June 30, 2017, we re-allocated goodwill as follows (in thousands):

	December 31, 2016	Re-allocations	June 30, 2017
Operating segments:
Data center and network services	$—	0	$—
Cloud and hosting services	50,209	(50,209)	—
INAP COLO	—	6,003	6,003
INAP CLOUD	—	44,206	44,206
Total	$50,209	$—	$50,209

5.	DEBT

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

The Third Amendment was effective on February 28, 2017, upon the closing of the equity sale, which is described in note 6 "Equity" below. The effectiveness of the covenant amendments was conditioned on the Company completing one or more equity offerings on or before June 30, 2017 for gross cash proceeds of not less than $40 million, and net cash proceeds of not less than $37 million and the application of the net cash proceeds to the repayment of indebtedness under the Credit Agreement. The Company paid a fee of approximately $0.9 million to the lenders on January 26, 2017 and paid an additional fee of $1.6 million on February 28, 2017. Absent the Third Amendment we may not have been able to comply with our covenants in the Credit Agreement.

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility ("term loan") and a $25 million revolving credit facility ("revolving credit facility"). The proceeds of the term loan facility were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million are prepaid debt issuance costs related to the revolving credit facility and will be amortized over the term of the revolver. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility.

The maturity date of the term loan facility is April 6, 2022 and the maturity date of the revolving credit facility is October 6, 2021. As of June 30, 2017, the interest rate on the term loan was 8.09%.

On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement (“First Amendment”), by and among the Company, each of the Lenders party thereto, and Jefferies Finance LLC, as Administrative Agent. The First Amendment clarified that for all purposes the Company’s liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness, on the closing date of the 2017 Credit Agreement would continue to be treated as a rental and lease expense, and not as a capital lease obligations or indebtedness, for all purposes of the 2017 Credit Agreement, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

6.	EQUITY

Securities Purchase Agreement

On February 22, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of 23,802,850 shares of the Company’s common stock at a price of US $1.81 per share, for the aggregate purchase price of US $43.1 million, which closed on February 27, 2017. The Securities Purchase Agreement contains customary representations, warranties, and covenants. Conditions for the Securities Purchase Agreement including: (i) a requirement for the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day “lock-up” period whereby the Company is restricted from certain sales of equity securities and (iii) a requirement for the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $39.2 million of the proceeds to pay down our debt, as described in not 5, "Debt" above.

Registration Rights Agreement

On February 22, 2017, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, which provides the Purchasers under the Securities Purchase Agreement the ability to request registration of such securities. Pursuant to the Registration Rights Agreement, the Company filed a registration statement in March 2017 that was declared effective during April 2017.

7.	EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During the three months ended June 30, 2017, we recorded initial exit activity charges due to ceasing use of data center space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016.

The following table displays the transactions and balances for exit activities and restructuring charges during the six months ended June 30, 2017 and 2016 (in thousands). Our real estate obligations are substantially related to our INAP COLO segment. Severance is spread across both reportable segments.

	Balance December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	Balance June 30, 2017
Activity for 2017 restructuring charge:
Real estate obligations	$—	$4,024	$322	$—	$4,346
Activity for 2016 restructuring charge:
Severance	1,911	$—	605	(1,679)	837
Real estate obligations	933	—	379	(370)	942
Activity for 2015 restructuring charge:
Real estate obligation	111	—	(8)	(14)	89
Service contracts	565	—	10	(99)	476
Activity for 2014 restructuring charge:
Real estate obligation	1,183	—	59	(304)	938
	$4,703	$4,024	$1,367	$(2,466)	$7,628

	Balance December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	Balance June 30, 2016
Activity for 2016 restructuring charge:
Real estate obligations	$—	$197	$10	$(92)	$115
Service contracts		42	(21)	(21)	—
Activity for 2015 restructuring charge:
Real estate obligation	164	—	(7)	(122)	35
Service contracts	843	—	3	(99)	747
Activity for 2014 restructuring charge:
Real estate obligations	1,701		28	(286)	1,443
Activity for 2007 restructuring charge:
Real estate obligation	1,170		366	(958)	578
	$3,878	$239	$379	$(1,578)	$2,918

8.	DERIVATIVES

Foreign Currency Contracts

In a prior year we entered into foreign currency contracts to mitigate the risk of a portion of our Canadian compensation expense. These contracts hedged foreign exchange variations between the United States and Canadian dollar and committed us to purchase a total of $12.0 million Canadian dollars at an exchange rate of 1.2855 through June 2017. The contract expired on June 30, 2017. As of June 30, 2017, and December 31, 2016, the fair value of our foreign currency contracts was $0.0 million and $0.2 million, respectively, included in “Other current liabilities” in the accompanying consolidated balance sheets.

The activity of the foreign currency contracts was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gain, net of less than $0.1 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$60	$75	$145	$713
Realized loss on effective portion, included as compensation expense in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	(91)	(20)	(171)	(199)

9.	COMMITMENTS, CONTINGENCIES AND LITIGATION

Capital Leases

During the three months ended June 30, 2017, we entered into several amended agreements for data center space. The lease extensions triggered new lease agreements, with new terms resulting in capital lease treatment for accounting purposes. We recorded property of $147.5 million, net of the deferred rent balance on the previous operating leases, and capital lease obligations of $148.2 million.

As of June 30, 2017, future minimum capital lease payments and the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2017	$13,462
2018	27,573
2019	24,671
2020	20,730
2021	20,361
Thereafter	331,292
Remaining capital lease payments	438,089
Less: amounts representing imputed interest	(240,476)
Present value of minimum lease payments	197,613
Less: current portion	(11,392)
$186,221

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

In conjunction with our change in segments we changed the measure for determining the results of our segments to business unit contribution which includes the direct costs of sales and services, customer support and sales and marketing, exclusive of depreciation and amortization. In addition, during the three months ended June 30, 2017, management changed its measure of profitability to exclude corporate facilities allocation cost which are now reflected in "Sales, general and administrative," in the accompanying consolidated income statements.

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
INAP COLO	$52,044	$55,827	$105,383	$111,708
INAP CLOUD	17,598	18,488	36,392	38,531
Total revenues	69,642	74,315	141,775	150,239

Direct costs of sales and services, customer support and sales and marketing, exclusive of depreciation and amortization:
INAP COLO	30,060	35,837	63,476	72,326
INAP CLOUD	9,497	10,529	18,875	21,344
Total direct costs of sales and services, customer support and sales and marketing	39,557	46,366	82,351	93,670

Business unit contribution:
INAP COLO	21,984	19,990	41,907	39,382
INAP CLOUD	8,101	7,959	17,517	17,187
Total business unit contribution	30,085	27,949	59,424	56,569

Exit activities, restructuring and impairments	4,628	152	5,651	353
Other operating expenses, including depreciation and amortization	27,510	30,271	55,334	60,891
Loss from operations	(2,053)	(2,474)	(1,561)	(4,675)
Non-operating expenses	17,336	8,198	25,570	15,538
Loss before income taxes and equity in (earnings) of equity-method investment	$(19,389)	$(10,672)	$(27,131)	$(20,213)

11.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stock	$(19,283)	$(10,693)	$(27,513)	$(20,336)
Weighted average shares outstanding, basic and diluted	79,507	52,062	71,971	52,241

Net loss per share, basic and diluted	$(0.24)	$(0.21)	$(0.38)	$(0.39)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	6,255	6,084	6,255	6,084

12.	RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted ASU 2017-04 in the first quarter of 2017 and it did not impact our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which allows the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-16 as of January 1, 2017. In connection with the adoption of the standard, the Company recorded a $2.2 million deferred tax asset and corresponding $1.9 million valuation allowance with the net difference going to retained earnings.

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

Accounting Pronouncements Issued But Not Yet Effective

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments" which amends Accounting Standards Codification 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows ("ASU 2016-15"). The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that adoption will have on the presentation of our consolidated statements of cash flow.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09. Three other amendments were issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted. We currently plan to adopt the standard effective January 1, 2018.

The  Company has identified a project team and commenced an initial impact assessment process for ASU 2014-09.  We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to data and processes to be able to comply with the new requirements. Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to additional disclosures related to qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers, the capitalization of costs of commissions, upfront contract costs, and other contract acquisition-based and contract fulfillment costs on the consolidated balance sheets.

The Company currently plans to adopt this standard using the modified retrospective transition approach. The Company is continuing to assess all potential impacts of the standard, including the impact to the pattern with which revenue is recognized, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any, that would result from applying the new requirements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements related to our cash requirements, cost reduction strategies, the availability of financing, our working capital needs and our expectations for full-year 2017 capital expenditures. Our ability to achieve these forward-looking statements is based on certain assumptions, including our ability to execute on our business strategy, leveraging of multiple routes to market, expanded brand awareness for high-performance Internet infrastructure services and customer churn levels. These assumptions may prove inaccurate in the future. Because such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, there are important factors that could cause Internap’s actual results to differ materially from those expressed or implied in the forward-looking statements, due to a variety of important factors.

Such important factors include, without limitation: our ability to execute on our business strategy into a pure-play business and drive growth while reducing costs; our ability to maintain current customers and obtain new ones, whether in a cost-effective manner or at all; increased competition in the IT infrastructure services market; our ability to achieve or sustain profitability; our ability to expand margins and drive higher returns on investment; our ability to sell into new and existing data center space;
the actual performance of our IT infrastructure services and improving operations; our ability to correctly forecast capital needs, demand planning and space utilization; our ability to respond successfully to technological change and the resulting competition; the geographic concentration of the Company’s data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; our ability to identify any suitable strategic transactions; the availability of services from Internet network service providers or network service providers providing network access loops and local loops on favorable terms, or at all; the failure of third party suppliers to deliver their products and services on favorable terms, or at all; failures in our network operations centers, data centers, network access points or computer systems; our ability to provide or improve Internet infrastructure services to our customers; our ability to protect our intellectual property; our substantial amount of indebtedness, our possibility to raise additional capital when needed, on attractive terms, or at all; our ability to service existing debt or maintain compliance with financial and other covenants contained in our credit agreement; our compliance with and changes in complex laws and regulations in the U.S. and internationally; our ability to attract and retain qualified management and other personnel; and volatility in the trading price of INAP common stock.

These risks and other important factors discussed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC, and our other reports filed with the SEC could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. All forward-looking statements attributable to INAP or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and INAP undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to “we,” “us” “our” “INAP” or “the Company” refer to Internap Corporation and our subsidiaries.

Overview

Internap Corporation (“we,” “us” “our” “INAP” or “the Company”) provides Internet infrastructure through both Colocation Business and Enterprise Services (including colocation, network connectivity, IP, bandwidth, and managed hosting), and Cloud Services (including enterprise-grade AgileCLOUD, bare-metal servers, and SMB iWeb platforms). INAP operates in Tier 3-type data centers in 20 metropolitan markets, primarily in North America, with 46 datacenters and 85 POPs around the world. Currently, there is approximately 950,000 square feet under lease and 500,000 of data center footprint square feet. Of the company’s total data center footprint, there is approximately 325,000 raised floor, and 200,000 occupied, connected through a high-capacity network. INAP operates a premium business model that provides high-power density colocation, low-latency bandwidth, and public and private cloud platforms in an expanding Internet infrastructure industry.

Change in Organizational Structure

During the three months ended March 31, 2017, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our two revised segments, INAP COLO and INAP CLOUD. The new operating segments are further described in note 10 “Operating Segments” in the accompanying consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 12 "Recent Accounting Pronouncements") to the accompanying consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) from 2016 to 2017
	2017	2016	Amount	Percent
Revenues:
INAP COLO	$52,044	$55,827	$(3,783)	(7)%
INAP CLOUD	17,598	18,488	(890)	(5)
Total revenues	69,642	74,315	(4,673)	(6)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	22,070	26,736	(4,666)	(17)
INAP CLOUD	4,359	4,634	(275)	(6)
Direct costs of customer support	6,133	7,919	(1,786)	(23)
Sales, general and administrative	15,571	18,131	(2,560)	(14)
Depreciation and amortization	18,934	19,217	(283)	(1)
Exit activities, restructuring and impairments	4,628	152	4,476	2,945
Total operating costs and expenses	71,695	76,789	(5,094)	(7)
Income (loss) from operations	$(2,053)	$(2,474)	$421	(17)

Interest expense	$17,145	$8,082	$9,063	112%

INAP COLO

Revenues for our Colocation segment decreased 7% to $52.0 million for the three months ended June 30, 2017, compared to $55.8 million for the same period in 2016. The decrease was primarily due to $1.1 million of lower network services revenue related to the continued downward pricing pressure and a $2.7 million decrease in colocation and managed hosting revenue due to negative impact of churn from a small number of large customers and exiting a data center.

Direct costs of colocation, exclusive of depreciation and amortization, decreased 17%, to $22.1 million for the three months ended June 30, 2017, compared to $26.7 million for the same period in 2016. The decrease was primarily due to $2.2 million of operating to capital lease conversion and $2.4 million of lower variable costs related to a decline in revenue and cost reductions.

INAP CLOUD

Revenues for our Cloud segment decreased 5% to $17.6 million for the three months ended June 30, 2017, compared to $18.5 million for the same period in 2016. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Direct costs of our Cloud segment, exclusive of depreciation and amortization, decreased 6%, to $4.4 million for the three months ended June 30, 2017, compared to $4.6 million for the same period in 2016. The decrease was primarily due to lower variable costs related to a decline in revenue.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
United States	$55,206	$58,008
Canada	9,531	10,979
Other countries	4,905	5,328
	$69,642	$74,315

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $14.0 million for the three months ended June 30, 2017, compared to $16.9 million for the same period in 2016. The decrease was primarily due to a $2.5 million decrease in cash-based compensation and payroll taxes, a $1.0 million decrease in stock-based compensation, partially offset by a $0.4 million increase in bonus accrual.

Stock-based compensation, net of amount capitalized, decreased to $0.5 million during the three months ended June 30, 2017, from $1.5 million during the same period in 2016. The decrease is primarily due to lower stock-based compensation due to prior year terminations. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,
	2017	2016
Direct costs of customer support	$36	$267
Sales, general and administrative	498	1,275
	$534	$1,542

Direct Costs of Customer Support. Direct costs of customer support decreased to $6.1 million during the three months ended June 30, 2017 compared to $7.9 million during the same period in 2016. The decrease was primarily due to a decrease in cash-based compensation from reduced headcount.

Sales, General and Administrative. Sales, general and administrative costs decreased to $15.6 million during the three months ended June 30, 2017 compared to $18.1 million during the same period in 2016. The decrease was primarily due to a $1.5 million decrease in organizational realignment costs, a $1.1 million decrease in cash-based compensation from reduced headcount, and a $0.8 million decrease in stock-based compensation, partially offset by a $0.7 million increase in settlement costs.

Depreciation and Amortization. Depreciation and amortization decreased to $18.9 million during the three months ended June 30, 2017 compared to $19.2 million during the same period in 2016. The decrease was primarily due to lower capital purchases and older assets becoming fully depreciated.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $4.6 million during the three months ended June 30, 2017 compared to $0.2 million during the same period in 2016. The increase is due to ceasing use of data center space.

Interest Expense. Interest expense increased to $17.1 million during the three months ended June 30, 2017 from $8.1 million during the same period in 2016. The increase is primarily due to additional expense related to extinguishment of discount and debt issuance costs of the old term loan plus costs related to the new term loan.

Six Months Ended June 30, 2017 and 2016

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease) from 2016 to 2017
	2017	2016	Amount	Percent
Revenues:
INAP COLO	$105,383	$111,708	$(6,325)	(6)%
INAP CLOUD	36,392	38,531	(2,139)	(6)
Total revenues	141,775	150,239	(8,464)	(6)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	46,876	53,069	(6,193)	(12)
INAP CLOUD	8,598	9,378	(780)	(8)
Direct costs of customer support	13,397	16,723	(3,326)	(20)
Sales, general and administrative	32,135	37,061	(4,926)	(13)
Depreciation and amortization	36,679	38,330	(1,651)	(4)
Exit activities, restructuring and impairments	5,651	353	5,298	1,501
Total operating costs and expenses	143,336	154,914	(11,578)	(7)
Income (loss) from operations	$(1,561)	$(4,675)	$3,114	(67)

Interest expense	$25,282	$15,067	$10,215	68%

INAP COLO

Revenues for our Colocation segment decreased 6% to $105.4 million for the six months ended June 30, 2017, compared to $111.7 million for the same period in 2016. The decrease was primarily due to $2.6 million of lower network services revenue related to continued downward pricing pressure and a $3.7 million decrease in colocation and managed hosting revenue due to the continued negative impact of churn from a small number of large customers.

Direct costs of our Colocation segment, exclusive of depreciation and amortization, decreased 12%, to $46.9 million for the six months ended June 30, 2017, compared to $53.1 million for the same period in 2016. The decrease was primarily due to $2.2 million of operating lease to capital lease conversion and $4.0 million of lower variable costs related to a decline in revenue and cost reductions.

INAP CLOUD

Revenues for our Cloud segment decreased 6% to $36.4 million for the six months ended June 30, 2017, compared to $38.5 million for the same period in 2016. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Direct costs of our Cloud segment, exclusive of depreciation and amortization, decreased 8%, to $8.6 million for the six months ended June 30, 2017, compared to $9.4 million for the same period in 2016. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reductions.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
United States	$111,751	$116,883
Canada	19,899	22,143
Other countries	10,125	11,213
	$141,775	$150,239

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $28.8 million for the six months ended June 30, 2017, compared to $35.5 million for the same period in 2016. The decrease was primarily due to a $5.1 million decrease in cash-based compensation and payroll taxes, a $2.3 million decrease in stock-based compensation, partially offset by a $0.6 million increase in bonus accrual.

Stock-based compensation, net of amount capitalized, decreased to $1.1 million during the six months ended June 30, 2017, from $3.5 million during the same period in 2016. The decrease is primarily due to lower stock-based compensation due to prior year terminations. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Six Months Ended June 30,
	2017	2016
Direct costs of customer support	$98	$681
Sales, general and administrative	1,034	2,783
	$1,132	$3,464

Direct Costs of Customer Support. Direct costs of customer support decreased to $13.4 million during the six months ended June 30, 2017 compared to $16.7 million during the same period in 2016. The decrease was primarily due to decreased cash-based compensation from reduced headcount.

Sales, General and Administrative. Sales, general and administrative costs decreased to $32.1 million during the six months ended June 30, 2017 compared to $37.1 million during the same period in 2016. The decrease was primarily due to a $2.6 million decrease in cash-based compensation from reduced headcount, a $2.4 million decrease in organizational realignment costs, a $1.7 million decrease in stock-based compensation, partially offset by a $1.5 million non-income tax contingency.

Depreciation and Amortization. Depreciation and amortization decreased to $36.7 million during the six months ended June 30, 2017 compared to $38.3 million during the same period in 2016. The decrease was primarily due to lower capital purchases and older assets becoming fully depreciated.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $5.7 million during the six months ended June 30, 2017 compared to $0.4 million during the same period in 2016. The increase is primarily due to ceasing use of data center space and severance costs.

Interest Expense. Interest expense increased to $25.3 million during the six months ended June 30, 2017 from $15.1 million during the same period in 2016. The increase is primarily due to additional expense related to extinguishment of discount and debt issuance costs of the old term loan plus costs related to the new term loan.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of Adjusted EBITDA to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies and across periods. We define Adjusted EBITDA as net loss plus depreciation and amortization, interest expense, provision (benefit) for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs, pre-acquisition costs and claim settlement.

Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, and should be viewed as a supplement to — not a substitute for — our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by operating activities as defined by GAAP. Our statements of cash flows present our cash flow activity in accordance with GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

The following table reconciles Adjusted EBITDA to net loss as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,
	2017	2016
Net loss	$(19,283)	$(10,693)
Depreciation and amortization	18,934	19,217
Interest expense	17,145	8,082
(Benefit) provision for income taxes	(50)	62
Other expense	135	75
Loss on disposal of property and equipment, net	(103)	31
Exit activities, restructuring and impairments, including goodwill impairment	4,628	152
Stock-based compensation	534	1,542
Strategic alternatives and related costs(1)	8	282
Organizational realignment costs(2)	295	1,417
Pre-acquisition costs	95	—
Claim settlement	713	—
Adjusted EBITDA	$23,051	$20,167

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying consolidated statements of operations and comprehensive loss for the three months ended June 30, 2017 and 2016.

(2)
Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying consolidated statements of operations and comprehensive loss for the three months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Liquidity

As of June 30, 2017, we had a deficit of $15.3 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures of approximately $32 million to $37 million in 2017, working capital needs and required payments on our credit agreement and other commitments. We intend to reduce expenses through continued cost reductions, including an ongoing review of our organizational structure and headcount needs and the streamlining of other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three and six months ended June 30, 2017, we had a net loss of $19.3 million and $27.5 million, respectively. As of June 30, 2017, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Capital Resources

Credit Agreement. During the three months ended June 30, 2017, we entered into a new credit agreement (the “2017 Credit Agreement”) which provides for a $300 million term loan facility and a $25 million revolving credit facility, which includes a $15 million letter of credit facility. In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed $50 million.

The proceeds of the term loan facility were used to refinance the Company’s then existing credit facility and to pay costs and expenses associated with the Credit Agreement. The maturity date of the term loan facility is April 6, 2022 and the maturity date of the revolving credit facility is October 6, 2021.

As of June 30, 2017, the term loan had an outstanding principal balance of $300 million, which we repay in $750,000 quarterly installments on the last business day of each fiscal quarter with the remaining unpaid balance due April 6, 2022. The revolving credit facility does not have an outstanding balance. We have issued $4.4 million in letters of credit resulting in $20.6 million in borrowing capacity. As of June 30, 2017, the interest rate on the term loan was 8.09%.

The 2017 Credit Agreement contains customary financial maintenance and operating covenants, including without limitation covenants restricting the incurrence or existence of debt or liens, the making of investments, the payment of dividends and affiliate transactions. As of June 30, 2017, we were in compliance with these covenants.

Amended Credit Agreement. On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement (“First Amendment”), that clarified that the Company’s liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness, on the closing date of the 2017 Credit Agreement would continue to be treated as a rental and lease expense, and not as a capital lease obligations or indebtedness, for all purposes of the 2017 Credit Agreement, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

Cash Flows

Operating Activities

During the six months ended June 30, 2017, net cash provided by operating activities was $22.1 million. We generated cash from operations of $21.0 million, while changes in operating assets and liabilities provided cash of $1.0 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

During the six months ended June 30, 2016, net cash provided by operating activities was $24.8 million. We generated cash from operations of $21.9 million, while changes in operating assets and liabilities provided cash of $2.9 million.

Investing Activities

During the six months ended June 30, 2017 and 2016, net cash used in investing activities was $12.7 million and $27.1 million, respectively, primarily due to capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

Financing Activities

During the six months ended June 30, 2017, net cash used by financing activities was $2.3 million, primarily due to principal payments of $331.9 million on the credit facilities and capital lease obligations, partially offset by $295.5 million of proceeds from the 2017 Credit Agreement and $40.2 million of proceeds from the sale of common stock pursuant to the Securities Purchase Agreement.

During the six months ended June 30, 2016, net cash used by financing activities was $1.7 million, primarily due to principal payments of $6.3 million on the term loan and capital lease obligations, partially offset by $4.5 million of proceeds from the revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

In previous years, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We account for this investment using the equity method and we have recognized $1.0 million in equity-method losses over the life of the investment, representing our proportionate share of the aggregate joint venture losses and income. The joint venture investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters.

As of June 30, 2017, the balance of our long-term debt was $300 million on the term loan. At June 30, 2017, the interest rate on the term loan was 8.09%. We summarize the credit agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of June 30, 2017, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2017, we realized foreign currency losses of $0.2 and $0.3 million, respectively, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of less than $0.1 million and $0.1 million respectively which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. If we grow our international operations, our exposure to foreign currency risk will become more significant.

We had foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts hedged foreign exchange variations between the United States and Canadian dollar through June 30, 2017. The contract expired on June 30, 2017. During the three and six months ended June 30, 2017 we recorded an unrealized gain of less than $0.1 million and $0.1 million, respectively, which we included in “Other comprehensive income,” in the accompanying consolidated statement of operations and comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Remediation Plan

We have taken actions to remediate the material weakness in our internal control over financial reporting and have implemented additional processes and controls designed to address the underlying causes associated with the above mentioned material weakness. We have reassessed the design of our review control over the forecasted cash flows utilized in the related impairment models and going concern assessment to add greater precision to detect and prevent material misstatements, including the establishment of processes and controls to evaluate adequate review and inquiry over data and assumptions for financial forecasts.

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

Our enhanced review procedures and documentation standards were in place and operating during the second quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2017	899	$3.61	—	—
May 1 to 31, 2017	1,313	3.27	—	—
June 1 to 30, 2017	15,459	3.44	—	—
Total	17,671	$3.44	—	—

(1)
These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment to the Restated Certificate of Incorporation, dated June 22, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2017).

3.2	Amended and Restated Bylaws, dated November 24, 2014.

10.1+	Lease Agreement, dated as of June 15, 2007, by and between Internap Network Services Corporation and MainRock II Chandler, LLC.

10.2+	First Amendment to Lease, dated as of January 15, 2008, by and between Internap Network Services Corporation and MainRock II Chandler, LLC.

10.3+	Second Amendment to Lease, dated as of February 27, 2008, by and between Internap Network Services Corporation and MainRock II Chandler, LLC.

10.4+	Third Amendment to Lease, dated as of September 22, 2014, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC.

10.5+	Fourth Amendment to Lease, dated as of January 6, 2016, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC.

10.6+	Fifth Amendment to Lease, dated as of June 30, 2016, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC.

10.7+	Sixth Amendment to Lease, dated as of March 24, 2017, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC.

10.8+	Seventh Amendment to Lease, dated as of June 29, 2017, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC.

10.9	First Amendment to Credit Agreement, dated as of June 28, 2017, by and among the Company, each of the Lenders parties thereto, and Jefferies Finance LLC, as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert Dennerlein, Chief Financial Officer.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2*	Section 1350 Certification, executed by Robert Dennerlein, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+
Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ Robert Dennerlein
Robert Dennerlein
(Chief Financial Officer)

Date: August 3, 2017