Form 10-Q
period 2017-09-30
Internap Corp
filed 2017-11-02
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of October 19, 2017, 83,383,287 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
INAP COLO	$51,344	$54,998	$156,727	$166,707
INAP CLOUD	17,563	18,942	53,955	57,473
Total revenues	68,907	73,940	210,682	224,180
Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	20,785	26,676	67,661	79,745
INAP CLOUD	4,160	4,886	12,758	14,264
Direct costs of customer support	6,237	7,985	19,634	24,709
Sales, general and administrative	15,331	18,355	47,466	55,416
Depreciation and amortization	20,917	19,597	57,596	57,927
Goodwill impairment	—	78,169	—	78,169
Exit activities, restructuring and impairments	745	1,670	6,396	2,023
Total operating costs and expenses	68,175	157,338	211,511	312,253
Income (loss) from operations	732	(83,398)	(829)	(88,073)

Non-operating expenses:
Interest expense	12,299	7,878	37,581	22,945
Loss on foreign currency, net	197	—	485
Other, net	—	(30)	—	442
Total non-operating expenses	12,496	7,848	38,066	23,387

Loss before income taxes and equity in earnings of equity-method investment	(11,764)	(91,246)	(38,895)	(111,460)
Provision for income taxes	221	95	689	294
Equity in earnings of equity-method investment, net of taxes	(1,122)	(44)	(1,207)	(121)

Net loss	(10,863)	(91,297)	(38,377)	(111,633)
Less net income attributable to non-controlling interests	32	—	32	—
Net loss attributable to INAP stockholders	(10,895)	(91,297)	(38,409)	(111,633)
Other comprehensive income:
Foreign currency translation adjustment	(91)	122	14	239
Unrealized gain on foreign currency contracts	—	(93)	145	620
Unrealized gain on interest rate swap	—	198	—	534
Total other comprehensive income	(91)	227	159	1,393

Comprehensive loss	$(10,986)	$(91,070)	$(38,250)	$(110,240)

Basic and diluted net loss per share	$(0.14)	$(1.75)	$(0.51)	$(2.14)

Weighted average shares outstanding used in computing basic and diluted net loss per share	79,715	52,096	74,581	52,245
 The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,968	$10,389
Accounts receivable, net of allowance for doubtful accounts of $1,285 and $1,246, respectively	17,586	18,044
Prepaid expenses and other assets	9,036	10,055
Total current assets	38,590	38,488

Property and equipment, net	441,239	302,680
Investment in joint venture	—	3,002
Intangible assets, net	26,661	27,978
Goodwill	50,209	50,209
Deposits and other assets	10,733	8,258
Total assets	$567,432	$430,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,732	$20,875
Accrued liabilities	13,513	10,603
Deferred revenues	5,054	5,746
Capital lease obligations	11,729	10,030
Term loan, less discount and prepaid costs of $2,119 and $2,243, respectively	881	757
Exit activities and restructuring liability	4,263	3,177
Other current liabilities	3,400	3,171
Total current liabilities	55,572	54,359

Deferred revenues	4,661	5,144
Capital lease obligations	206,927	43,876
Revolving credit facility	—	35,500
Term loan, less discount and prepaid costs of $8,216 and $4,579, respectively	288,034	283,421
Exit activities and restructuring liability	1,537	1,526
Deferred rent	1,581	4,642
Deferred tax liability	1,484	1,513
Other long-term liabilities	3,026	4,358

Total liabilities	562,822	434,339
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 83,305 and 57,799 shares outstanding, respectively	84	58
Additional paid-in capital	1,325,755	1,283,332
Treasury stock, at cost, 1,164 and 1,073 shares, respectively	(7,145)	(6,923)
Accumulated deficit	(1,316,788)	(1,278,699)
Accumulated items of other comprehensive loss	(1,334)	(1,492)
Total INAP stockholders’ equity	572	(3,724)
Non-controlling interests	4,038	—
Total stockholders’ equity	4,610	(3,724)
Total liabilities and stockholders’ equity	$567,432	$430,615
 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(38,377)	$(111,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,596	57,927
Impairments	503	79,798
Amortization of debt discount and issuance costs	1,890	1,881
Stock-based compensation expense, net of capitalized amount	2,061	4,717
Equity in earnings of equity-method investment	(1,207)	(121)
Provision for doubtful accounts	808	902
Non-cash change in capital lease obligations	564	405
Non-cash change in exit activities and restructuring liability	5,824	865
Non-cash change in deferred rent	(3,335)	(1,490)
Deferred taxes	209	158
Payment of debt lender fees	(2,583)	(1,716)
Loss on extinguishment and modification of debt	6,785	—
Other, net	(49)	212
Changes in operating assets and liabilities:
Accounts receivable	243	1,894
Prepaid expenses, deposits and other assets	1,979	1,108
Accounts payable	(3,498)	4,853
Accrued and other liabilities	1,691	(629)
Deferred revenues	(1,233)	(304)
Exit activities and restructuring liability	(4,727)	(2,355)
Asset retirement obligation	191	(174)
Other liabilities	22	(33)
Net cash flows provided by operating activities	25,357	36,265

Cash Flows from Investing Activities:
Proceeds from sale of building	—	542
Purchases of property and equipment	(23,198)	(38,732)
Proceeds from disposal of property and equipment	206	—
Net cash from acquisition	3,838	—
Additions to acquired and developed technology	(635)	(1,211)
Net cash flows used in investing activities	(19,789)	(39,401)

Cash Flows from Financing Activities:
Proceeds from credit agreements	295,500	4,500
Proceeds from stock issuance	40,165	—
Principal payments on credit agreements	(327,250)	(2,250)
Debt issuance costs	(5,694)	—
Payments on capital lease obligations	(6,562)	(7,211)
Proceeds from exercise of stock options	159	675
Acquisition of common stock for income tax withholdings	(222)	(473)
Other, net	(302)	(250)
Net cash flows used in financing activities	(4,206)	(5,009)
Effect of exchange rates on cash and cash equivalents	217	13
Net increase (decrease) in cash and cash equivalents	1,579	(8,132)
Cash and cash equivalents at beginning of period	10,389	17,772
Cash and cash equivalents at end of period	$11,968	$9,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,898	$21,957
Non-cash acquisition of property and equipment under capital leases	169,679	4,921
Additions to property and equipment included in accounts payable	701	3,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) provides Internet infrastructure through both Colocation Business and Enterprise Services (including colocation, network connectivity, IP, bandwidth, and managed services and hosting), and Cloud Services (including enterprise-grade AgileCLOUD, bare-metal servers, and SMB iWeb platforms). INAP operates in Tier 3-type data centers in 21 metropolitan markets, primarily in North America, with 50 datacenters and 89 POPs around the world. Currently, INAP has approximately one million gross square feet under lease, with 500,000 square feet of data center space. INAP operates a premium business model that provides high-power density colocation, low-latency bandwidth, and public and private cloud platforms in an expanding Internet infrastructure industry.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2017 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the 2017 fiscal year or any future periods.

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

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended September 30, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$49,767	$(49,767)	$—
Cloud and hosting services	24,173	(24,173)	—
INAP COLO	—	54,998	54,998
INAP CLOUD	—	18,942	18,942
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	25,042	(25,042)	—
Cloud and hosting services	6,520	(6,520)	—
INAP COLO	—	26,676	26,676
INAP CLOUD	—	4,886	4,886

	Nine Months Ended September 30, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$151,099	$(151,099)	$—
Cloud and hosting services	73,081	(73,081)	—
INAP COLO	—	166,707	166,707
INAP CLOUD	—	57,473	57,473
Direct costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	74,065	(74,065)	—
Cloud and hosting services	19,944	(19,944)	—
INAP COLO	$—	79,745	79,745
INAP CLOUD	$—	14,264	14,264

3.	FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Foreign currency contracts (note 8)	$—	$—	$—	$—
Asset retirement obligations(1)	—	—	3,157	3,157

December 31, 2016
Foreign currency contracts (note 8)	—	195	—	195
Asset retirement obligations(1)	—	—	2,810	2,810

(1)
We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. The balance is included in “Other long-term liabilities,” in the accompanying unaudited consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the nine months ended September 30, 2017 (in thousands):

Balance, January 1, 2017	$2,810
Accretion	155
Subsequent revision of estimated obligation	449
Payments	(415)
Aquisition of Internap Japan	158
Balance, September 30, 2017	$3,157

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$299,250	$302,242	$291,000	$267,700
Revolving credit facility	—	—	35,500	32,600

4.	GOODWILL

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

During the nine months ended September 30, 2017, we re-allocated goodwill as follows (in thousands):

	December 31, 2016	Re-allocations	September 30, 2017
Operating segments:
Data center and network services	$—	$—	$—
Cloud and hosting services	50,209	(50,209)	—
INAP COLO	—	6,003	6,003
INAP CLOUD	—	44,206	44,206
Total	$50,209	$—	$50,209

5.	DEBT

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

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility ("term loan") and a $25 million revolving credit facility ("revolving credit facility"). The proceeds of the term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million are prepaid debt issuance costs related to the revolving credit facility and will be amortized over the term of the revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility.

The maturity date of the term loan is April 6, 2022 and the maturity date of the revolving credit facility is October 6, 2021. As of September 30, 2017, the interest rate on the term loan was 8.24%.

On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement (“First Amendment”), by and among the Company, each of the lenders party thereto, and Jefferies Finance LLC, as Administrative Agent. The First Amendment clarified that for all purposes the Company’s liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness on the closing date of the 2017 Credit Agreement, would continue to be treated as a rental and lease expense, and not as a capital lease obligations or indebtedness, for all purposes of the 2017 Credit Agreement, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

6.	EQUITY

Securities Purchase Agreement

On February 22, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of 23,802,850 shares of the Company’s common stock at a price of $1.81 per share, for the aggregate purchase price of $43.1 million, which closed on February 27, 2017. Conditions for the Securities Purchase Agreement included the following: (i) a requirement for the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day “lock-up” period whereby the Company is restricted from certain sales of equity securities and (iii) a requirement for the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $39.2 million of the proceeds to pay down our debt, as described in note 5, "Debt" above.

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

During the nine months ended September 30, 2017, we recorded initial exit activity charges due to ceasing use of data center space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

The following table displays the transactions and balances for exit activities and restructuring charges during the nine months ended September 30, 2017 and 2016 (in thousands). Our real estate obligations are substantially related to our INAP COLO segment. Severance is spread across both reportable segments.

	Balance December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	Balance September 30, 2017
Activity for 2017 restructuring charge:
Real estate obligations	$—	$4,024	$654	$(881)	$3,797
Activity for 2016 restructuring charge:
Severance	1,911	—	958	(2,467)	402
Real estate obligations	933	—	76	(730)	279
Activity for 2015 restructuring charge:
Real estate obligation	111	—	2	(38)	75
Service contracts	565	—	15	(148)	432
Activity for 2014 restructuring charge:
Real estate obligation	1,183	—	95	(463)	815
	$4,703	$4,024	$1,800	$(4,727)	$5,800

	Balance December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	Balance September 30, 2016
Activity for 2016 restructuring charge:
Real estate obligations	$—	$197	$12	$(149)	$60
Service contracts	—	42	(21)	(21)	—
Activity for 2015 restructuring charge:
Real estate obligation	164	—	(10)	(37)	117
Service contracts	843	—	5	(238)	610
Activity for 2014 restructuring charge:
Real estate obligations	1,701	—	85	(474)	1,312
Activity for 2007 restructuring charge:
Real estate obligation	1,170	—	555	(1,436)	289
	$3,878	$239	$626	$(2,355)	$2,388

8.	DERIVATIVES

Foreign Currency Contracts

In a prior year we entered into foreign currency contracts to mitigate the risk of a portion of our Canadian compensation expense. These contracts hedged foreign exchange variations between the United States and Canadian dollar and committed us to purchase a total of $12.0 million Canadian dollars at an exchange rate of 1.2855 through June 2017. The contract expired on June 30, 2017. As of September 30, 2017, and December 31, 2016, the fair value of our foreign currency contracts was $0.0 million and $0.2 million, respectively, included in “Other current liabilities” in the accompanying consolidated balance sheets.

The activity of the foreign currency contracts was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized gain, net of less than $0.1 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$—	$75	$145	$713
Realized loss on effective portion, included as compensation expense in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	—	(20)	(171)	(199)

9.	COMMITMENTS, CONTINGENCIES AND LITIGATION

Capital Leases

During the nine months ended September 30, 2017, we entered into amended agreements for data center space. The lease extensions triggered new lease agreements, with new terms resulting in capital lease treatment for accounting purposes. We recorded property of $169.4 million, net of the deferred rent balance on the previous operating leases, included in "Property and equipment, net" in the accompanying consolidated balance sheets and capital lease obligations of $172.0 million.

As of September 30, 2017, future minimum capital lease payments and the present value of the minimum lease payments for all capital leases are as follows (in thousands):

2017	$7,530
2018	31,062
2019	28,546
2020	24,432
2021	23,970
Thereafter	365,284
Remaining capital lease payments	480,824
Less: amounts representing imputed interest	(262,168)
Present value of minimum lease payments	218,656
Less: current portion	(11,729)
$206,927

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

We report our financial performance based on our two reportable segments, INAP COLO and INAP CLOUD, as follows:

INAP COLO

Our Colocation segment consists of colocation, managed services and hosting, and network services.

Colocation

Colocation involves providing physical space within data centers and associated services such as power, interconnection, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers.

Managed Services and Hosting

Managed Services and Hosting consists of leasing dedicated servers as well as storage and network equipment along with other associated hardware to our customers.  We configure and administer the hardware and operating system, provide technical support, patch management, monitoring and updates.  We offer managed hosting around the globe, including North America, Europe and the Asia-Pacific region.

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

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
INAP COLO	$51,344	$54,998	$156,727	$166,707
INAP CLOUD	17,563	18,942	53,955	57,473
Total revenues	68,907	73,940	210,682	224,180

Direct costs of sales and services, customer support and sales and marketing, exclusive of depreciation and amortization:
INAP COLO	29,048	35,893	92,524	108,219
INAP CLOUD	9,094	10,329	27,969	31,673
Total direct costs of sales and services, customer support and sales and marketing	38,142	46,222	120,493	139,892

Business unit contribution:
INAP COLO	22,296	19,105	64,203	58,488
INAP CLOUD	8,469	8,613	25,986	25,800
Total business unit contribution	30,765	27,718	90,189	84,288

Exit activities, restructuring and impairments	745	1,670	6,396	2,023
Other operating expenses, including depreciation and amortization	29,288	109,446	84,622	170,338
Loss from operations	732	(83,398)	(829)	(88,073)
Non-operating expenses	12,496	7,848	38,066	23,387
Loss before income taxes and equity in (earnings) of equity-method investment	$(11,764)	$(91,246)	$(38,895)	$(111,460)

11.	NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,863)	$(91,297)	$(38,377)	$(111,633)
Less net income attributable to non-controlling stockholders	$32	$—	$32	$—
Net loss attributable to common stock	$(10,895)	$(91,297)	$(38,409)	$(111,633)
Weighted average shares outstanding, basic and diluted	79,715	52,096	74,581	52,245

Net loss per share, basic and diluted	$(0.14)	$(1.75)	$(0.51)	$(2.14)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	5,840	7,238	5,840	7,238

12.	ACQUISITION

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd. ("Interap Japan"), our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We accounted for this investment using the equity method. On August 15, 2017, INAP exercised certain rights to obtain a controlling interest in Internap Japan. Upon obtaining control of the venture, we recognized Internap Japan's assets and liabilities at fair value resulting in a gain of $1.1 million which is reflected in "Equity in earnings of equity-method investment, net of taxes" in the accompanying consolidated statements of operations and comprehensive loss.

Pro-Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of INAP and Internap Japan as if the acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the INAP and Internap Japan acquisition been completed as of January 1, 2016, and should not be taken as indicative of our future consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$70,029	$76,124	$215,741	$230,132
Net loss	(10,849)	(91,269)	(38,317)	(111,572)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to data and processes to be able to comply with the new requirements. Based on the results of our assessment to date, we do not expect that the new standard will result in significant changes in our units of accounting  or the amounts of revenue allocated between units of accounting.  Further, our initial evaluation is that monthly recurring charges from colocation and cloud services, which is a majority of our revenues, would not be materially impacted by the adoption of this standard.  We are currently evaluating the impact to certain non-recurring charges including installation as well as the impact of contract acquisition and fulfillment costs.  Our initial conclusion may change when we complete our evaluation which is proceeding as planned.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “INAP.” or “the Company” refers to Internap Corporation and our subsidiaries.

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

Overview

INAP provides Internet infrastructure through both Colocation Business and Enterprise Services (including colocation, network connectivity, IP, bandwidth, and managed services and hosting), and Cloud Services (including enterprise-grade AgileCLOUD, bare-metal servers, and SMB iWeb platforms). INAP operates in Tier 3-type data centers in 21 metropolitan markets, primarily in North America, with 50 datacenters and 89 POPs around the world. Currently, INAP has 1 million gross square feet under lease, with 500,000 square feet of data center space. INAP operates a premium business model that provides high-power density colocation, low-latency bandwidth, and public and private cloud platforms in an expanding Internet infrastructure industry.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 12 "Recent Accounting Pronouncements" in the accompanying consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2017 and 2016

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) from 2016 to 2017
	2017	2016	Amount	Percent
Revenues:
INAP COLO	$51,344	$54,998	$(3,654)	(7)%
INAP CLOUD	17,563	18,942	(1,379)	(7)
Total revenues	68,907	73,940	(5,033)	(7)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	20,785	26,676	(5,891)	(22)
INAP CLOUD	4,160	4,886	(726)	(15)
Direct costs of customer support	6,237	7,985	(1,748)	(22)
Sales, general and administrative	15,331	18,355	(3,024)	(16)
Depreciation and amortization	20,917	19,597	1,320	7
Goodwill impairment	—	78,169	(78,169)	(100)
Exit activities, restructuring and impairments	745	1,670	(925)	(55)
Total operating costs and expenses	68,175	157,338	(89,163)	(57)
Income (loss) from operations	$732	$(83,398)	$84,130	(101)

Interest expense	$12,299	$7,878	$4,421	56%

INAP COLO

Revenues for our Colocation segment decreased 7% to $51.3 million for the three months ended September 30, 2017, compared to $55.0 million for the same period in 2016. The decrease was primarily due to $1.1 million of lower network services revenue related to the continued downward pricing pressures and a $3.5 million decrease in colocation and managed hosting revenue due to negative impact of churn from a small number of large customers and exiting a data center. The declines were partially offset from the consolidation of INAP Japan.

Direct costs of our Colocation segment, exclusive of depreciation and amortization, decreased 22%, to $20.8 million for the three months ended September 30, 2017, compared to $26.7 million for the same period in 2016. The decrease was primarily due to $4 million of operating lease expenses capitalized in our capital lease conversion and $2.5 million of lower variable costs related to a decline in revenue and cost reductions offset by $0.6 million of INAP Japan costs.

INAP CLOUD

Revenues for our Cloud segment decreased 7% to $17.6 million for the three months ended September 30, 2017, compared to $18.9 million for the same period in 2016. Approximately $0.3 million of the decrease was attributable to the planned closure of our 75 Broad Street, New York facility.

Direct costs of our Cloud segment, exclusive of depreciation and amortization, decreased 15%, to $4.2 million for the three months ended September 30, 2017, compared to $4.9 million for the same period in 2016. The decrease was primarily due to the planned closure of our 75 Broad Street, New York facility.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
United States	$54,006	$57,916
Canada	9,421	11,016
Other countries	5,480	5,008
	$68,907	$73,940

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $14.4 million for the three months ended September 30, 2017, compared to $16.2 million for the same period in 2016. The decrease was primarily due to a $1.9 million decrease in cash-based compensation and payroll taxes, partially offset by a $0.6 million increase in bonus accrual.

Stock-based compensation, net of amount capitalized, decreased to $0.9 million during the three months ended September 30, 2017, from $1.3 million during the same period in 2016. The decrease is primarily due to lower stock-based compensation due to prior year terminations. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2017	2016
Direct costs of customer support	$38	$277
Sales, general and administrative	891	976
	$929	$1,253

Direct Costs of Customer Support. Direct costs of customer support decreased to $6.2 million during the three months ended September 30, 2017 compared to $8.0 million during the same period in 2016. The decrease was primarily due to a decrease in cash-based compensation from reduced headcount.

Sales, General and Administrative. Sales, general and administrative costs decreased to $15.3 million during the three months ended September 30, 2017 compared to $18.4 million during the same period in 2016. The decrease was primarily due to a $2.5 million decrease in organizational realignment costs and a $0.6 million decrease in cash-based compensation from reduced headcount.

Depreciation and Amortization. Depreciation and amortization increased to $20.9 million during the three months ended September 30, 2017 compared to $19.6 million during the same period in 2016. The increase is primarily related to additional depreciation expense related to new capital leases.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $0.7 million during the three months ended September 30, 2017 compared to $1.7 million during the same period in 2016. The decrease is primarily due to the prior year impairment of internally-developed software.

Interest Expense. Interest expense increased to $12.3 million during the three months ended September 30, 2017 from $7.9 million during the same period in 2016. The increase is primarily due to additional expense related to extinguishment of discount and debt issuance costs of the previous term loan plus costs related to the new term loan and additional interest expense related to new capital leases.

Nine Months Ended September 30, 2017 and 2016

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease) from 2016 to 2017
	2017	2016	Amount	Percent
Revenues:
INAP COLO	$156,727	$166,707	$(9,980)	(6)%
INAP CLOUD	53,955	57,473	(3,518)	(6)
Total revenues	210,682	224,180	(13,498)	(6)

Operating costs and expenses:
Direct costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	67,661	79,745	(12,084)	(15)
INAP CLOUD	12,758	14,264	(1,506)	(11)
Direct costs of customer support	19,634	24,709	(5,075)	(21)
Sales, general and administrative	47,466	55,416	(7,950)	(14)
Depreciation and amortization	57,596	57,927	(331)	(1)
Goodwill impairment	—	78,169	(78,169)	(100)
Exit activities, restructuring and impairments	6,396	2,023	4,373	216
Total operating costs and expenses	211,511	312,253	(100,742)	(32)
Income (loss) from operations	$(829)	$(88,073)	$87,244	(99)

Interest expense	$37,581	$22,945	$14,636	64%

INAP COLO

Revenues for our Colocation segment decreased 6% to $156.7 million for the nine months ended September 30, 2017, compared to $166.7 million for the same period in 2016. The decrease was partially due to $3.4 million of lower network services revenue related to continued downward pricing pressure and a $7.6 million decrease in colocation and managed hosting revenue due to the negative impact of churn from a small number of large customers. These declines were partially offset by the consolidation of INAP Japan.

Direct costs of our Colocation segment, exclusive of depreciation and amortization, decreased 15%, to $67.7 million for the nine months ended September 30, 2017, compared to $79.7 million for the same period in 2016. The decrease was primarily due to $6 million of operating lease expenses capitalized in our capital lease conversion and $6 million of lower variable costs related to a decline in revenue and cost reductions.

INAP CLOUD

Revenues for our Cloud segment decreased 6% to $54.0 million for the nine months ended September 30, 2017, compared to $57.5 million for the same period in 2016. The decline is primarily due to the negative impact of churn from a small number of large customers.

Direct costs of our Cloud segment, exclusive of depreciation and amortization, decreased 11%, to $12.8 million for the nine months ended September 30, 2017, compared to $14.3 million for the same period in 2016. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reductions.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
United States	$165,757	$174,800
Canada	29,320	33,159
Other countries	15,605	16,221
	$210,682	$224,180

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $43.2 million for the nine months ended September 30, 2017, compared to $51.7 million for the same period in 2016. The decrease was primarily due to a $7.0 million decrease in cash-based compensation and payroll taxes, a $2.7 million decrease in stock-based compensation, partially offset by a $1.2 million increase in bonus accrual.

Stock-based compensation, net of amount capitalized, decreased to $2.1 million during the nine months ended September 30, 2017, from $4.7 million during the same period in 2016. The decrease is primarily due to lower stock-based compensation due to prior year terminations. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2017	2016
Direct costs of customer support	$136	$958
Sales, general and administrative	1,925	3,759
	$2,061	$4,717

Direct Costs of Customer Support. Direct costs of customer support decreased to $19.6 million during the nine months ended September 30, 2017 compared to $24.7 million during the same period in 2016. The decrease was primarily due to a $3.9 million decrease in cash-based compensation from reduced headcount and a $0.8 million decrease in stock-based compensation.

Sales, General and Administrative. Sales, general and administrative costs decreased to $47.5 million during the nine months ended September 30, 2017 compared to $55.4 million during the same period in 2016. The decrease was primarily due to a $4.9 decrease in organizational realignment costs, a $3.1 million decrease in cash-based compensation from reduced headcount, a $1.8 million decrease in stock-based compensation, partially offset by a $0.9 million increase in professional services.

Depreciation and Amortization. Depreciation and amortization decreased to $57.6 million during the nine months ended September 30, 2017 compared to $57.9 million during the same period in 2016. The decrease was primarily due to lower capital purchases and older assets becoming fully depreciated.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $6.4 million during the nine months ended September 30, 2017 compared to $2.0 million during the same period in 2016. The increase is primarily due to ceasing use of data center space and severance costs.

Interest Expense. Interest expense increased to $37.6 million during the nine months ended September 30, 2017 from $22.9 million during the same period in 2016. The increase is primarily due to additional expense related to extinguishment of discount and debt issuance costs of the previous term loan plus costs related to the new term loan and additional interest expense related to capital leases.

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

The following table reconciles Adjusted EBITDA to net loss as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,
	2017	2016
Net Loss	$(10,863)	$(91,297)
Depreciation and amortization	20,917	19,597
Interest expense	12,299	7,878
Provision for income taxes	221	95
Other income	(925)	(74)
(Gain) loss on disposal of property and equipment, net	(162)	25
Exit activities, restructuring and impairments, including goodwill impairment	745	79,839
Stock-based compensation	929	1,253
Strategic alternatives and related costs(1)	—	1,121
Organizational realignment costs(2)	14	1,403
Pre-acquisition costs	102	—
Adjusted EBITDA	$23,277	$19,840

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2017 and 2016.

(2)
Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Liquidity

As of September 30, 2017, we had a deficit of $17.0 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures of approximately $32.0 million to $37.0 million in 2017, working capital needs and required payments on our credit agreement and other commitments. We intend to reduce expenses through continued cost reductions, including an ongoing review of our organizational structure and headcount needs and the streamlining of other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three and nine months ended September 30, 2017, we had a net loss of $10.9 million and $38.4 million, respectively. As of September 30, 2017, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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

The proceeds of the term loan facility were used to refinance the Company’s then existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement. The maturity date of the term loan is April 6, 2022 and the maturity date of the revolving credit facility is October 6, 2021.

As of September 30, 2017, the term loan had an outstanding principal balance of $299.3 million, which we repay in $750,000 quarterly installments on the last business day of each fiscal quarter with the remaining unpaid balance due April 6, 2022. The revolving credit facility does not have an outstanding balance. We have issued $4.9 million in letters of credit resulting in $20.1 million in borrowing capacity. As of September 30, 2017, the interest rate on the term loan was 8.24%.

The 2017 Credit Agreement contains customary financial maintenance and operating covenants, including without limitation covenants restricting the incurrence or existence of debt or liens, the making of investments, the payment of dividends and affiliate transactions. As of September 30, 2017, we were in compliance with these covenants.

Amended Credit Agreement. On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement that clarified that the Company’s liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness, on the closing date of the 2017 Credit Agreement would continue to be treated as a rental and lease expense, and not as a capital lease obligations or indebtedness, for all purposes of the 2017 Credit Agreement, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

Cash Flows

Operating Activities

During the nine months ended September 30, 2017, net cash provided by operating activities was $25.4 million. We generated cash from operations of $30.7 million, while changes in operating assets and liabilities used cash of $5.3 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

During the nine months ended September 30, 2016, net cash provided by operating activities was $36.3 million. We generated cash from operations of $31.9 million, while changes in operating assets and liabilities provided cash of $4.4 million.

Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $19.8 million, primarily due to capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

During the nine months ended September 30, 2016, net cash used in investing activities was $39.4 million primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

During the nine months ended September 30, 2017, net cash used by financing activities was $4.2 million, primarily due to principal payments of $333.8 million on the credit facilities and capital lease obligations, partially offset by $295.5 million of proceeds from the 2017 Credit Agreement and $40.2 million of proceeds from the sale of common stock pursuant to the Securities Purchase Agreement.

During the nine months ended September 30, 2016, net cash used by financing activities was $5.0 million, primarily due to principal payments of $9.5 million on the term loan and capital lease obligations, partially offset by $4.5 million of proceeds from the revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

In previous years, we invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We previously accounted for this investment using the equity method prior to obtaining control of the venture on August 15, 2017. The equity method investment is subject to foreign currency exchange rate risk.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters.

As of September 30, 2017, the balance of our long-term debt was $299.3 million on the term loan. At September 30, 2017, the interest rate on the term loan was 8.24%. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.”

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

Foreign Currency Risk

As of September 30, 2017, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2017, we realized foreign currency losses of $0.2 and $0.5 million, respectively, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of $0 million and $0.1 million respectively which we included in “Other comprehensive loss,” both in the accompanying consolidated statement of operations and comprehensive loss. If we grow our international operations, our exposure to foreign currency risk will become more significant.

We had foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts hedged foreign exchange variations between the United States and Canadian dollar through June 30, 2017. The contract expired on June 30, 2017. During the nine months ended September 30, 2017, we recorded an unrealized gain of $0.1 million, respectively, which we included in “Other comprehensive income,” in the accompanying consolidated statement of operations and comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

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

Our enhanced review procedures and documentation standards were in place and operating during the third quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2017	205	$4.14	—	—
August 1 to 31, 2017	1,075	3.98	—	—
September 1 to 30, 2017	1,484	4.35	—	—
Total	2,764	$4.19	—	—

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

Date: November 2, 2017