Form 10-K
period 2017-12-31
Internap Corp
filed 2018-03-15
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
Commission file number: 001-31989

INTERNAP CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation of Organization)	91-2145721 (I.R.S. Employer Identification No.)

12120 Sunset Hills Road, Suite 330 Reston, VA (Address of Principal Executive Offices)	20190 (Zip Code)
(404) 302-9700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $209,984,478 based on a closing price of $14.68 on June 30, 2017, as quoted on the Nasdaq Global Market and adjusted for the registrant's reverse stock split effective on November 20, 2017.
As of March 1, 2018, 20,061,006 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on June 7, 2018 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “INAP,” or the “Company” refer to Internap Corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

INAP is a provider of high-performance data center services including colocation, managed hosting, cloud, and network services. INAP partners with its clients, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable information technology (“IT”) infrastructure solutions that meet the client’s unique business requirements.

INAP is diversified in 21 major metropolitan areas where data centers and customers are concentrated, including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, New York/New Jersey, Northern Virginia, Oakland, Phoenix, Seattle and Silicon Valley metropolitan markets in the United States, and Montreal in Canada. Outside of North America, INAP also has a global presence in: Amsterdam, Frankfurt, London metropolitan markets in Europe, Hong Kong, Singapore, Sydney, Tokyo and Osaka metropolitan markets in the Asia Pacific region. INAP’s facilities are in 12 of the top 15 metropolitan markets in the U.S. and in the number 2 market in Canada. INAP has over 1 million gross square feet under lease, with over 500,000 square feet of data center space dedicated to our customer's needs.

In addition, INAP global network services manages connectivity through 97 Points of Presence (“POP”) around the world. Our network is capable of High performance IP, low latency, and high-touch telecom services enabling our data center customers to connect with the Internet.

We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Our common stock trades on the Nasdaq Global Market under the symbol “INAP.”

Our Business

The IT infrastructure services market comprises a range of offerings that have emerged in response to shifting business and technology drivers. INAP competes specifically in the markets for colocation, hosting and Infrastructure-as-a-Service ("IaaS") solutions.

Our Competitive Strengths

Strong Global Presence in Key Metropolitan Areas. Our portfolio contains data centers in 21 major metropolitan areas across nine countries. Our data center portfolio is geographically diversified so that no one metropolitan area represents more than 15% of revenue. Our properties contain a total of over 1 million gross square feet under lease, with over 500,000 square feet of data center space.

Partners with Customers to Create Solutions. INAP provides tailored solutions for customers, with an emphasis on optimal execution, low latency and scalable colocation, managed services and hosting, cloud and high- performance network services. Customers have seamless access to secure and instantaneous connectivity from colocation or hosting environments to public or private cloud providers. INAP backs its services with customer service level commitments to help ensure the solutions work as designed.

Targeted, Scalable Solutions. Unlike REITs or in-house data centers or unwieldy wholesale solutions, INAP’s scalable colocation allows customers to purchase the space and power they need without getting tied into over-sized contracts or massive capex deployments. In addition, modular colocation design provides customers the ability to get up and running quickly. Most REITs provide only a big box approach where customers are offered minimum service levels and must use their own labor in the event of service interruptions.

Diverse Customer Base. As of December 31, 2017, INAP had approximately 7,000 customers across various industries, including healthcare, advertising technology, financial, technology infrastructure, gaming and software. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Our Industry

INAP competes in the large and fast-growing market for IT infrastructure services (outsourced data center, compute resources, storage and network services). Three complementary trends are driving demand for Internet infrastructure services: the growth of the digital economy, the outsourcing of IT and the growth of cloud computing.

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

The Outsourcing of IT

While more capacity is being outsourced to public cloud data centers, a growing number of enterprises are also turning to colocation and hosting providers to manage their IT infrastructure. As distributed applications, security concerns and compliance issues are placing new burdens on the traditional IT model and driving new costs and complexity, IT organizations are increasingly turning to infrastructure outsourcing to free up valuable internal resources to focus on their core businesses, improve service levels and lower the overall cost of their IT operations. The macro-economic trends over the past several years have led to a reduction of operating and capital budgets. Companies are forced to balance this growing complexity with a cost-cutting culture and staff resource limitations that require they do more with less.

The Growth of Cloud Computing

Cloud computing has yet to make its full impact, and the extent and the form of that impact on enterprise and commercial data centers is still developing. It will take several years to be determined, but we expect demand for on-premises capacity to be offset by the ability to more easily migrate workloads to cloud providers such as INAP.

The emergence of public cloud IaaS offerings has accelerated digital innovation by lowering the barrier to entry for new business creation. IaaS offerings allow new enterprises to procure and pay for infrastructure on an as-needed basis while minimizing upfront operating expenses, reducing complexity and increasing agility.

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

Our Segments

Effective January 1, 2017, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2017, we now report our financial performance based on our new reportable segments INAP COLO and INAP CLOUD. These segments are comprised of strategic businesses that are defined by the service offerings they provide. Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate General Manager who reports directly to the Company’s CODM.

The CODM evaluates segment performance using business unit contribution which is defined as business unit revenues less direct costs of sales and services, customer support, and sales and marketing, exclusive of depreciation and amortization.

We have reclassified prior period amounts to conform to the current presentation.

INAP COLO

Our INAP Colo segment consists of colocation, managed services and hosting, and network services.

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

Data Center Locations

INAP offers services in 21 metropolitan markets worldwide, with 56 data centers. The number of locations is provided for each market.

North America			Europe	Asia Pacific

Atlanta (3)	Los Angeles (4)	Oakland	Amsterdam (4)	Hong Kong (2)
Boston (2)	Miami	Phoenix (2)	Frankfurt	Japan (4)
Chicago (4)	Montreal (3)	Seattle (2)	London (2)	Singapore (3)
Dallas (4)	New York/New Jersey (5)	Silicon Valley (6)		Sydney
Houston	Northern Virginia/ DC (1)

POP Locations

INAP has 97 POPs in the following metropolitan markets worldwide, and for each location the number of POPs is provided.

North America			Europe	Asia Pacific
Atlanta (4)	Los Angeles (9)	Philadelphia (2)	Amsterdam (4)	Hong Kong (2)
Boston (3)	Miami (2)	Phoenix (5)	Frankfurt (2)	Japan (4)
Chicago (6)	Montreal (3)	Sacramento	London (3)	Singapore (6)
Dallas (4)	New York/New Jersey (10)	Seattle (3)	Paris	Sydney
Denver (2)	Northern Virginia/DC (7)	Silicon Valley (10)
Houston	Oakland	Toronto

IP Connectivity

IP connectivity includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 97 POPs around the world.

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

INAP CLOUD

Cloud services involve providing compute resources and storage services on demand via an integrated platform that includes our automated bare metal solutions. We offer our next generation cloud platforms in our high density colocation facilities and utilize the INAP performance IP for low latency connectivity.

Cloud and Hosting Services

Our cloud and hosting services segment consists of hosted Infrastructure-as-a-Service as a cloud platform or via managed hosting. For both Infrastructure-as-a-Service options, we provision and maintain the hardware, data center infrastructure and interconnection, while allowing our customers to own and manage their software applications and content.

Cloud

Cloud services involve providing compute and storage services via an integrated platform that includes servers, storage and network. Our Cloud offering provides customers with the ability to manage equally virtual and physical servers through an industry standard toolset and application program inerface ("API") interfaces. We deliver our cloud services in five locations across North America, Europe and the Asia-Pacific region.

Managed Services and Hosting

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

Financial Information about Geographic Areas

For each of the three years ended December 31, 2017, we derived more than 15% of our total revenues from operations outside the United States. Additional information regarding our geographic areas, including our financial results for the previous three fiscal years, can be found in note 11 to the accompanying consolidated financial statements.

Research and Development

Research and development costs are included in general and administrative costs and are expensed as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $1.5 million, $1.1 million, and $2.2 million during the years ended December 31, 2017, 2016, and 2015, respectively. These costs do not include $5.2 million, $6.3 million, and $6.5 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2017, 2016, and 2015, respectively.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, price sensitivity and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price and brand recognition. We believe that we can compete on the basis of these factors to varying degrees. Our current and potential competition primarily consists of:

•	Colocation providers, including CyrusOne, Equinix, CoreSite, QTS Realty Trust, ZColo and Cyxtera.

•	Managed services and hosting providers, including: Rackspace, IBM Cloud, QTS, and CenturyLink, Inc.

•	Cloud providers, including IBM Cloud, OVH.com, Amazon Web Services, Microsoft Azure, and Google Cloud.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect our proprietary technology. As of December 31, 2017, we had 23 patents (18 issued in the United States and 5 issued internationally) that extend to various dates between 2018 and 2034, and 14 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2017, we had approximately 503 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We generally believe our labor relations to be good.

Available Information

The Securities and Exchange Commission (“SEC”) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company also makes available free of charge through its website (www.INAP.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. References to our website addressed in this Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Form 10-K.
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

The IT infrastructure market in which we compete is characterized by rapidly changing technology and new industry standards and customer needs, as well as by frequent new product and service introductions. Innovative new IT technologies and evolving industry standards have the potential to become the “new normal,” either replacing or providing efficient, potentially lower-cost alternatives to more traditional IT communications services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable or require us to spend significant amounts of capital to adapt or adopt new technologies or industry standards.

Our failure to anticipate new technology trends that may eventually become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards applicable to the industries we compete in) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but may not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. Technological advances in computer processing, hardware, storage, capacity, component size, cloud computing solutions or power management could result in a decreased demand for our data center and hosting services. Likewise, if the Internet backbone becomes subject to a form of central management or gatekeeping control, or if internet service providers (“ISPs”) establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our services could be materially and adversely affected.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

The markets in which we compete are constantly evolving. The process of expending research and development funds to create new services and products, and the technologies that support them, is expensive, time and labor intensive and uncertain. We may not understand or accurately assess the market demand for new services and products or not be able to fix technical problems with new services and products. The demand for top research and development and technical talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development funds in an efficient manner to acquire talent and to develop and introduce new services, products and upgrades on a timely basis. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

•	developing or expanding efficient sales channels;

•	sourcing, identifying, obtaining and managing qualified research and development and technical staff with the appropriate skill and expertise;

•	managing the length and roll out of the development cycle for new products and product enhancements;

•	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors’ and customers’ services and products;

•	entering into new or unproven markets where we have limited experience or there is significant competition;

•	developing and managing new service and product service strategies and integrating them with our existing services and products;

•	incorporating acquired products, technologies and personnel;

•	trade compliance issues affecting our ability to ship new products to international markets; and

•	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

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

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality or do not provide the proper technological solutions or industry standard services, we may not be able to retain our current customers or attract new ones. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these agreements may not be renewed at the same price or level of service, if at all. Due to the upfront costs of implementing IT infrastructure services, if our customers do not renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional IT infrastructure on-line.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

•	their level of satisfaction with our services;

•	our ability to provide features and functionality demanded by our customers;

•	the prices of our services compared to our competitors;

•	technological advances that allow customers to meet their needs with fewer infrastructure resources;

•	mergers and acquisitions affecting our customer base; which include a significant number of technology customers that are potentially attractive acquisition targets; and

•	reduction in our customers’ spending levels or economic decline in our customer’s markets.

If our customers do not renew their agreements with us or if they renew on less favorable terms, than existing agreements our revenue would decline and our business may suffer. Similarly, our customer agreements may provide for minimum commitments that may be significantly below our customers’ historical usage levels. Consequently, these customers could significantly curtail their usage without incurring any incremental fees under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

Our capital investment strategy for data center and IT infrastructure services expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected and could materially impact our results of operations.

Our strategic decision to invest capital in expanding our data center and IT infrastructure services is based on, among other things, significant assumptions related to expected growth of these markets, our IT solutions program, our competitors’ perceived or actual plans and current and expected server utilization and data center occupancy rates. Adding data center space involves capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate, particularly as technology and industry standards evolve. Errors or imprecision in these estimates, especially those related to our cost of capital, customer demand or our competitors’ plans, could cause actual results to differ materially from our expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

We may experience difficulties in executing our capital investment strategy to expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities.

As part of our strategy, we may continue to expand our IT infrastructure services and may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower rate than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

•	identify and obtain the use of locations meeting our selection criteria on competitive terms, if at all;

•	estimate costs and control delays for our services;

•	obtain necessary permits on a timely basis, if at all;

•	generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans;

•	establish key relationships with IT infrastructure providers and other third party vendors required to deliver our services;

•	obtain the necessary power density and supply from local utility companies at competitive rates;

•	hire, train, retain and manage sufficient operational and technical employees and supporting personnel;

•	avoid labor issues impacting our suppliers, such as a strike; and

•	identify and obtain contractors that perform on the agreed upon contract performance.

If we encounter greater than anticipated difficulties in implementing our expansion plans, are unable to deploy new IT infrastructure services or do not adequately control expenses associated with the deployment of new IT infrastructure services, it may be necessary to take additional remedial actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business, consolidated financial condition, results of operations and cash flows.

Pricing pressure may continue to decrease our revenue for certain services.

Pricing for Internet connectivity, data transit and data storage services has declined in recent years and may continue to decline, which would continue to impact our business. By bundling their services and reducing the overall cost of their service offerings, certain of our competitors may be able to provide customers with reduced costs for their Internet connectivity, data transit and data storage services or private network services, thereby significantly increasing the pressure on us to decrease our prices, whether unbundled or bundled. Increased price competition, price deflation and other related competitive pressures have eroded, and could continue to erode, our revenue and margins and could materially and adversely affect our results of operations if we are unable to control or reduce our costs. Because we rely on ISPs to deliver our services and have agreed with some of these providers to purchase minimum amounts of service at predetermined prices, our profitability could be adversely affected by competitive price reductions offered to our customers even if accompanied with an increased number of customers.

Many of our competitors for cloud services have substantially greater financial resources and may also adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services. Such competitive actions could cause us to lower prices for certain products or services to remain competitive in the market. In addition, we have seen and may continue to see increased competition for colocation services from wholesale data center providers, such as services from large real estate companies. Rather than leasing available space to large single tenants, wholesale data center providers may decide to convert the space instead to smaller units designed for retail colocation use. As a result of such competition, we could suffer from downward pricing pressure and the loss of customers, which would negatively impact our business, financial condition and results of operations.

The market in which we operate is highly competitive and has experienced recent consolidation which may continue, and we may lack the financial and other resources, expertise, scale or capability necessary to capture increased market share or maintain our market share.

We compete in a rapidly evolving, highly competitive market which has been, and is likely to continue to be, characterized by overcapacity, industry consolidation and continued pricing pressure. In addition, our competitors may acquire software-application vendors, technology providers or other service providers, or develop products similar, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively, particularly as fixed costs increase for industry participants. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry and may be able to:

•	develop and expand their IT infrastructure and service offerings more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	borrow at more competitive rates or otherwise take advantage of capital resources not available to us;

•	attract or retain more qualified personnel to develop and market their service offerings; or

•	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

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

We may fail to obtain or lose customers if they elect to develop or maintain some or all of their IT infrastructure services internally.

Our current and potential customers may decide to develop or maintain their own IT infrastructure rather than outsource to service providers like us. These in-house IT infrastructure services could be perceived to be superior or more cost effective compared to our services. If we fail to offer IT infrastructure services that compete favorably with in-sourced services or if we fail to differentiate or effectively market our IT infrastructure services, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business, consolidated financial condition and results of operations would suffer as a result.

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

Finally, potential customers may be consolidated into larger companies that do not require our services because the larger company has IT solutions currently in place. If potential customers continue to consolidate, it may require us to seek an increasingly small number of potential customers, which could impact our margins and harm our revenue, gross margin and operating results.

If governments modify or increase regulation of the Internet, or goods or services necessary to operate the Internet or our IT infrastructure, our services could become more costly.

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, enhanced data privacy and retention legislation and various energy regulations, as well as law enforcement surveillance and anti-terrorism initiatives targeting instant messaging applications. For example, if the Federal Communications Commission (the “FCC” or “Commission”) were to impose federal Universal Service Fund requirements on a number of our managed hosting services such as virtual private network, dedicated IP and other enterprise customer services, that could raise our costs, and potentially require us to charge more for our services than we currently do and negatively impact our business. Additionally, we must comply with federal and state consumer protection laws. Finally, other potential laws and regulations targeted at goods or services that are cost inputs necessary to operate our managed service and colocation offerings could have a negative impact on us. These factors may impact the delivery of our services by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

At the end of 2017, the FCC adopted a new Open Internet order that largely repealed the Open Internet rules the Commission had approved in 2015. The 2015 rules reclassified broadband Internet access as a “telecommunications service,” which subjected it to broad, “common carrier” regulation originally devised for telephone service. The 2015 order also established (among other things) “bright line rules” that prohibited an ISP from blocking, throttling (impairing or degrading lawful Internet traffic on the basis of content, applications or service), and paid prioritization or “fast lanes,” including for ISP affiliates. It also included transparency requirements.

The 2017 order reclassified broadband Internet access back to being an “information service,” eliminating the common carrier regulation (including blocking, throttling, and paid prioritization) and the FCC’s jurisdiction for imposing that type of regulation. Instead, broadband providers are subject only to a transparency requirement. The 2017 order is subject to appeal. If an appeal is successful, depending on the content of any judicial order, some or all of the 2015 restrictions may become applicable once again. Proposals to impose Open Internet-style regulations are also pending in other governmental bodies, including the U.S. Congress and some states (which would have to overcome the 2017 order’s preemption provisions). In light of these changes, challenges, and proposals, it is unclear what Open Internet regulations may exist in the future.

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

In another pending rulemaking, the FCC is proposing to regulate Internet-based video programming providers as multi-channel video programming distributors (“MVPDs”) as it currently regulates established cable television providers and satellite providers. The FCC has tentatively concluded that the traditional definition of MVPD requiring ownership of the video transmission path should be expanded to include Internet-based video programmers. Though it is unclear if the FCC will ever issue the proposed rules, if it does so, this proceeding could directly impact the ability of a number of our customers to compete for video programming, and thereby impact the future use of our services.

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

The EU prohibits companies from transferring EU residents’ personal data from the EU to another country, unless the EU has deemed the laws of that country to provide “adequate” protection for personal data. The EU does not consider U.S. data privacy laws to be adequate. Therefore, companies that want to transfer EU residents’ personal data from the EU to the U.S. can do so only by using one of several available lawful data transfer mechanisms. For 15 years, one such lawful means was under the U.S.-EU Safe Harbor Agreement (“Safe Harbor Agreement”) between the European Commission and the U.S. Department of Commerce. The Safe Harbor Agreement provided a safe harbor for companies that transferred personal data from the EU to the U.S., as long as the receiving company in the U.S. abided by certain privacy principles. In October 2015, the European Court of Justice invalidated the Safe Harbor Agreement, requiring companies to rely on other lawful data transfer mechanisms when they transferred personal data from the EU to the U.S. After several months of negotiation, on July 12, 2016, the European Commission and the U.S. Department of Commerce adopted the E.U.-U.S. Privacy Shield (“the Privacy Shield”), which provides a new legal framework for the transfer of personal data of EU data subjects under EU law. Like the Safe Harbor Agreement, the Privacy Shield, among other things, requires companies in the U.S. that receive personal data from the EU to adhere to certain privacy principles. Companies that certify to the Privacy Shield, but fail to abide by its requirements, could be subject to enforcement actions by EU data protection authorities or the U.S. Federal Trade Commission.

Companies that are not certified under the Privacy Shield may rely on other lawful data transfer mechanisms, such as standard contract clauses or binding corporate rules (for intra-company cross-border data transfers). Companies that transfer personal data from the EU to the U.S. without an appropriate data transfer mechanism in place could be subject to enforcement actions by EU member state data protection authorities.

In addition to laws regulating the cross-border transfer of personal data, the EU General Data Protection Regulation (“GDPR”), which will go into effect on May 25, 2018 and become immediately applicable in EU member states, will impose a host of new requirements on all companies that offer goods and services to, or monitor the behavior of, EU residents. The GDPR will apply to companies that meet this description, regardless of whether such companies have physical operations in the EU.

In light of these developments, we are reviewing our business practices and may find it necessary or desirable to make changes to our policies and procedures governing our processing of EU residents’ personal data, including the cross-border transfer of such data from the EU to the U.S. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time.

Our actual or alleged failure to comply with applicable EU laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

We may be liable for the material that content providers distribute over our network, and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our operating results.

The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including claims under the Digital Millennium Copyright Act, other similar legislation and common law. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

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

For data center and hosting facilities, we rely on a number of vendors to provide physical space, convert or build space to our specifications, provide power, internal cabling and wiring, climate control, physical security and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering into new leases, acquiring the entities which have leases, or are not able to contain costs for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

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

Some of our products and services contain or use open source software, which may pose risks to our proprietary software and solutions.

We currently use open source software in our products and for certain services and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business and operating results.

Any failure of our physical IT infrastructure or applications could lead to unexpected costs and disruptions that could harm our business reputation, consolidated financial condition, results of operations and cash flows.

Our business depends on providing customers with highly-reliable services. We must protect our IT infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

•	human error or accidents;

•	physical or electronic security breaches;

•	network connectivity downtime;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	improper maintenance by the landlords of the buildings in which our data centers are located;

•	water damage, extreme temperatures and fiber cuts;

•	power loss, utility interruptions or equipment failure;

•	sabotage, vandalism and terrorism; and

•	failure by us or our vendors to provide adequate service or maintenance to our equipment.

Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues or issues with moving and bringing equipment online.

Problems at one of our sites, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have service level agreements (“SLA”) that require us to meet minimum performance obligations and to provide service credits to customers if we do not meet those obligations. If a service interruption impacts a significant portion of our customer base, the amount of service credits we are required to provide could adversely impact our business and financial condition. Also, if we experience a service interruption and we fail to provide a service credit under an SLA, we could face claims related to such failures, which could adversely impact our business and financial condition. Because our data centers are mission critical to our customers’ businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a failure to meet performance obligations in our SLAs.

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

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. Generally, our leases provide us with the opportunity to renew the leases at our option for periods typically ranging from five to 10 years. Many of these options provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. In addition, we have long-term agreements for certain of the leased properties which extend beyond 10 years and such agreements specify the rental rates for such long-term periods. If rental rates drop in the near term, we would not be able to take advantage of the drop in rates until the expiration of the lease as we would be bound by the terms of the existing lease.

For the leases that do not contain renewal options, or for which the option to renew has been exhausted or passed, we cannot guarantee the landlord will renew the lease, or will do so at a rate that will allow us to maintain profitability on that particular space. While we proactively monitor these leases and conduct ongoing negotiations with landlord, our ability to renegotiate renewals is inherently limited by the original contract language, including option renewal clauses. If we are unable to renew, we may incur substantial costs to move our infrastructure and/or customers and to restore the property to its required condition. There is no guarantee that our customers would move with us and we may not be able to find appropriate and sufficient space. The occurrence of any of these events could adversely impact our business, financial condition, results of operations and cash flows.

In addition, we have capital lease agreements that require us to decommission the physical space for which we have not yet recorded an asset retirement obligation (“ARO”). Due to the uncertainty of specific decommissioning obligations, timing and related costs, an ARO is not reasonably estimable for these properties and we have not recorded a liability at this time for such properties.

A failure in the redundancies in one or more of our NOCs, POPs or computer systems could cause a significant disruption in Internet connectivity which could impact our ability to serve our customers.

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at one or more of our network operations centers (“NOCs”), including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or POPs, any of which would seriously harm our reputation, business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue service credits as a result of such interruptions in service. If material, these credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

A significant number of our POPs are located in facilities owned and operated by third parties. In many of those arrangements, we do not have property rights similar to those customarily possessed by a lessee or subtenant but instead have lesser rights of occupancy. In certain situations, the financial condition of those parties providing occupancy to us could have an adverse impact on the continued occupancy arrangement or the level of service delivered to us under such arrangements.

Our network and software are subject to potential security breaches and similar threats that could result in liability and harm our reputation.

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software to attack our products and services and gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service, ransomware or other coordinated attacks. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our customers.

A number of widespread and disabling attacks on public and private networks have occurred in the past in our industry. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, hardware limitations, software vulnerabilities, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers and fines and penalties to governmental or regulatory agencies, and our reputation could suffer, thereby resulting in a loss of current customers and deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or “spam,” regulations.

In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented.  Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business. Affected customers might file claims against us under such circumstances, and our insurance may not be available or adequate to cover these claims.

Disclosure of personal data could result in liability and harm our reputation.

As we continue to grow our cloud services, we store and process increasingly large amounts of personally identifiable information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible that the security controls we have implemented to safeguard personal data and our networks, our training of employees and vendors on data security, our vendor security requirements, and other practices we follow may not prevent the compromise of our networks or the improper disclosure of customer data that we or our vendors store and manage. Improper disclosure could harm our reputation, create risks for customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

The growth of our business depends on our ability to continue to develop and successfully implement effective and efficient business support policies, processes and internal systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

•	sourcing, evaluating and targeting potential customers and managing existing customers;

•	implementing customer orders for services;

•	delivering these services;

•	timely billing and collection for these services;

•	budgeting, forecasting, tracking and reporting our results of operations;

•	maintaining the Company’s internal control for financial information; and

•	providing technical and operational support to customers and tracking the resolution of customer issues.

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

We are required to maintain, repair, upgrade, and replace our network and our facilities, the cost of which could materially impact our results and our failure to do so could irreparably harm our business.

Our business requires that we maintain, repair, upgrade, and periodically replace our facilities and networks. This requires management time, planning by our staff and capital expenditures. In the event that we fail to maintain, repair, upgrade, or replace essential portions of our network or facilities, it could lead to a material degradation or interruption in the level of service that we provide to our customers. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network. We could be subject to significant network repair and replacement expenses in the event a terrorist attack or a natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software. Our failure to maintain or properly operate this can lead to degradations or interruptions in customer service. Our failure to provide proper customer service could result in claims from our customers due to failing to meet SLAs, early termination of contracts, and damage to our reputation.

Our global operations may not be successful.

We operate globally in various locations. We may develop or acquire POPs or complementary businesses in additional global markets. The risks associated with our global business operations include:

•	challenges in establishing and maintaining relationships with global customers, ISPs and local vendors, including data center and local network operators;

•	challenges in staffing and managing NOCs and POPs across disparate geographic areas;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than the laws in the U.S.;

•	challenges in reducing operating expense or other costs required by local laws and longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	exposure to fluctuations in international currency exchange rates; and

•	costs of customizing POPs for foreign countries and customers.

We may be unsuccessful in our efforts to address the risks associated with our global operations, which may limit our sales growth and materially and adversely affect our business and results of operations.

We are dependent on certain key personnel, the loss of which may adversely affect our financial condition or results of operations.

We depend, and will continue to depend in the foreseeable future, on the services our Chief Executive Officer, Peter Aquino, and other key personnel, which may consist of a relatively small number of individuals that possess sales, research and development, engineering, marketing, financial, technical and other skills that are critical to the operation of our business. The ability to retain officers and key senior employees is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing management and key personnel, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder our ability to effectively compete in the various industries in which we operate.

We face certain risks associated with the acquisition or disposition of businesses or entry into joint ventures.

In pursuing our corporate strategy, we may acquire, dispose of or exit businesses or reorganize our existing business. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Acquisitions (including SingleHop), dispositions, joint ventures and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the operations, control environments and personnel of acquired companies;

•	potential disruption of our ongoing business;

•	potential distraction of management and other key personnel;

•	diversion of business resources from core operations;

•	expenses and potential liabilities related to the transactions, dispositions or acquired business;

•	failure to realize synergies or other expected benefits;

•	difficulty in maintaining controls, procedures, and policies, and

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired.

Any inability to identify and integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. As we complete acquisitions, we may encounter difficulty in incorporating acquired technologies and services into our offerings while maintaining the quality standards that are consistent with our business operations, brand and reputation. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve and adversely impact our business and results of operations.

We intend to increase our size in the future, and may experience difficulties in managing growth.

We have adopted a business strategy that contemplates that we will expand our operations, including future acquisitions or other business opportunities, and as a result we are required to increase our level of corporate functions, which may include hiring additional personnel to perform such functions and enhancing our IT systems. Any future growth may increase our corporate operating costs and expenses and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets may experience exceptional turmoil and upheaval over the past several years. Many major economies worldwide could enter significant economic recessions and continue to experience economic weakness, with the potential for another economic downturn to occur. To the extent economic conditions could impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic could lead to a reduction in our revenue. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely on for various services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses.

The availability, cost and terms of credit also may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, may lead many lenders and institutional investors to reduce credit to businesses and consumers. These factors could lead to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending.

We are subject to risks associated with our international operations.

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargo;

•	restrictive actions by U.S. and foreign governments;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings and cash;

•	currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	outbreaks of pandemic diseases or fear of such outbreaks;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the “Bribery Act”);

•	labor strikes and shortages;

•	changes in general economic and political conditions;

•	adverse changes in foreign laws or regulatory requirements; and

•	different liability standards and legal systems that may be less developed and less predictable than those in the United States.

If we are unable to adequately address these risks, we could lose our ability to operate in certain international markets, face fines or sanctions, incur significant expenses or liabilities and our business, financial condition or results of operations could be materially adversely affected.

The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, including the European Union and the United Kingdom, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance.

In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could materially adversely affect our business, financial condition or results of operations.

The Company has compliance policies in place for its employees with respect to FCPA, OFAC and similar laws. However, there can be no assurance that our employees, consultants or agents, or those of our subsidiaries or investees, will not engage in conduct for which we may be held responsible. Violations of the FCPA, the Bribery Act, the rules and regulations established by OFAC and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could materially adversely affect our business, financial condition or results of operations.

Furthermore, significant developments stemming from the 2016 U.S. presidential election could have a material adverse effect on us. The U.S. presidential administration has expressed antipathy towards existing trade agreements, like NAFTA, and proposed trade agreements greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

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

Our existing credit agreement requires us to, among other things, meet certain financial covenants related to (i) our maximum total net leverage ratio, (ii) our minimum consolidated interest coverage ratio, (iii) limitations on our capital expenditures and (iv) other negative and reporting covenants. These covenants protect the lenders and limit our ability to make certain operating and business decisions in the face of changing market dynamics. These covenants can be waived by the lenders. However, the cost of obtaining waivers, which could be material, must be weighed against the opportunity created by adjusting the covenants. In addition, our credit facility creates liens on a majority of our assets.

If we do not satisfy these covenants, we would be in default under the credit agreement. Any defaults, if not waived or cured, could result in our lenders ceasing to make loans or extending credit to us, accelerating or declaring all or any obligations immediately due or taking possession of or liquidating collateral. Defaults on our credit agreement could cause cross-defaults under other agreements or have negative impacts on other commercial arrangements with vendors that provide services to us or our lease agreements. If any of these events occur, we may not be able to borrow sufficient funds to refinance the credit agreement on terms that are acceptable to us, or at all, or obtain a waiver or forbearance of the covenants, which could materially and adversely impact our business, consolidated financial condition, results of operations and cash flows. Also, our ability to access sources of liquidity or the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our flexibility to pursue expansion opportunities and maintain our desired level of revenue growth in the future.

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

As of December 31, 2017, our total debt, including capital leases, was $539.0 million. Our revolving credit facility (“revolving credit facility”) matures on October 6, 2021 and our term loan facility (“term loan”) matures on April 6, 2022. On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility and a $25 million revolving credit facility. The proceeds of the term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof or incur additional debt. Our significant level of debt could make it more difficult for us to obtain additional debt financing in the future. In addition, if we raise additional funds by incurring additional debt, we will incur increased debt service costs or be subject to increased interest rates and may become subject to more restrictive financial and other covenants which could limit our ability to operate our business as we desire or in response to competitive pressure. We can make no assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our significant amount of indebtedness could materially adversely affect us. For example, it could: require us to (i) dedicate a significant portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, make capital expenditures or other general corporate purposes, (ii) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), (iii) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (iv) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our strategy. Any of these factors could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

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

Disruptions in the commercial credit markets could result in a tightening of credit markets or an increase in interest rates or borrowing rates. The effects of credit market disruptions in the recent past were widespread, and it is impossible to predict future credit markets or interest rates. As a result, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms, or at all, which could affect our strategic operations and our financial performance and force modifications to our operations. In addition, if interest rates increase between the time an existing financing arrangement is consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our liquidity and results of operations could be materially adversely affected.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not achieve or sustain profitability.

For the years ended December 31, 2017, 2016, and 2015, we incurred net losses attributable to INAP stockholders of $45.3 million, $124.7 million, and $48.4 million, respectively. At December 31, 2017, our accumulated deficit was $1.3 billion and our working capital deficit was $23.5 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds or refinance our current levels of indebtedness.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. Fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	competition and the introduction of new services by our competitors;

•	continued pricing pressures;

•	fluctuations in the demand and sales cycle for our services;

•	fluctuations in the market for qualified sales, technical, customer support and retention and other personnel;

•	the cost and availability of adequate public utility services, including access to power;

•	our ability to obtain local loop connections to our POPs at favorable prices; and

•	any impairment or restructuring charges that we may incur in the future.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of capital expenditures such as those associated with the expansion of our data center facilities, the deployment of additional POPs, the terms of our network connectivity purchase agreements and the cost of servers, storage and other equipment necessary to deploy hosting and cloud services. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. We can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan.

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

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of companies in the industries in which we may compete;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	actions of our equity investors, including sales of our common stock by significant stockholders.

Changes in U.S. tax laws could have an effect on our business, cash flow, results of operations or financial conditions.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986. The TCJA, among other things, includes lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, imposes significant additional limitations on interest, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect the tax reform to have a material impact on our projected cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate tax rate and the impact will be offset by a change in our valuation allowance. We will continue to examine the impact this tax reform legislation may have on our business.

We may not be able to fully utilize our U.S. net operating loss and other tax carryforwards.

As of December 31, 2017, we had net operating loss (“NOLs”) carryforwards of $334.6 million for U.S. federal tax purposes. These loss carryforwards expire between 2018 and 2036. Our ability to utilize our NOL and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by “ownership changes” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period.

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

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We currently have 23 patents issued in the U.S. and internationally. Our issued patents may be contested, circumvented, found unenforceable or invalidated and we may expend significant amounts to protect our intellectual property.

We endeavor to enter into agreements with our employees, contractors, and third parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use, disclosure or the reverse engineering of our technology. Moreover, others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe our intellectual property. We may be unable to prevent competitors from acquiring trademarks or service marks and other proprietary rights that are similar to, infringe upon, or diminish the value of our trademarks and service marks and our other proprietary rights. Enforcement of our intellectual property rights also depends on successful legal actions against infringers and parties who misappropriate our proprietary information and trade secrets, but these actions may not be successful, even when our rights have been infringed.

In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our technology and information without authorization. Policing unauthorized use of our proprietary technologies and other intellectual property and our services is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and harm our business, financial condition, and results of operations.

The insurance coverage that we purchase may prove to be inadequate or unavailable when we need the coverage.

We carry liability, property, directors and officers, business interruption, Cyber and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war. Although we generally attempt to select reputable insurance carriers, any economic disruptions may prevent us from using our insurance if the counterparty does not have the capital necessary to meet the coverage. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

We may require additional capital and may not be able to secure additional financing on favorable terms to meet our future capital needs, which could adversely affect our financial position and result in stockholder dilution.

In order to fund future growth, we will be dependent on significant capital expenditures. We may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, we may not be able to pursue our growth strategy, and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our Certificate of Incorporation and Bylaws, and provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions are intended to protect stockholders’ interests by providing our board of directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year. In addition, the board of directors can create and issue blank check preferred stock, without prior stockholder approval, with voting, liquidation, dividend, and other rights senior to those of our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

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

The trading price of our common stock may decline if our stockholders sell a large number of shares of our common stock or if we issue a large number of new shares of our common stock or shares convertible into our common stock.

A majority of our outstanding shares of common stock are held by a relatively small number of our stockholders. A sale of a substantial number of our shares in the public market by our significant stockholders or pursuant to new issuances by us could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In February 2017, we completed a private placement of common stock, which may be sold pursuant to the registration statement that was filed with the SEC or under Rule 144 of the Securities Act of 1933, as amended. Any sale by these stockholders or issuance of common stock could have material adverse effect on the market price of our common stock. In addition, new issuances of common stock or shares convertible into common stock by us would dilute the equity interests and voting power of our existing stockholders.

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

If we are not able to maintain compliance with the continued listing standards as set forth in the Nasdaq Listing Rules for Nasdaq Global Market companies, our common stock may be delisted from The Nasdaq Global Market and an associated decrease in liquidity in the market for our common stock may occur.. The delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The Nasdaq Global Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and December 31, 2016. The material weakness for the year ended December 31, 2017 related to the review of property and equipment depreciation and amortization schedules. The material weakness for the year ended December 31, 2016 related to the review of cash flow forecasts used in support of certain fair value estimates. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We are actively engaged in remediating the material weakness related to the review of property and equipment depreciation and amortization schedules, but our remediation efforts are not complete and are ongoing. We have remediated the material weakness related to the review of cash flow forecasts used in support of certain fair value estimates as of December 31, 2017.

If our remedial measures are insufficient to address any material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company.

Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate any existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Reston, Virginia and our operations and staff headquarters are located in Atlanta, Georgia.

Leased data center facilities in our top markets include Atlanta, Boston, Dallas, Houston, Los Angeles, Montreal, New York/New Jersey, Oakland, Phoenix, Seattle and Silicon Valley. These facilities are used in both our segments INAP COLO and INAP CLOUD.

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

Year Ended December 31, 2017:	High(1)	Low(1)
Fourth Quarter	$22.36	$13.76
Third Quarter	19.16	14.04
Second Quarter	15.12	11.92
First Quarter	15.44	6.08

Year Ended December 31, 2016:	High(1)	Low(1)
Fourth Quarter	$7.72	$3.20
Third Quarter	10.76	6.56
Second Quarter	11.76	7.20
First Quarter	25.08	7.16

(1)
Prices have been adjusted to reflect the reverse stock split that occurred on November 16, 2017. See Note 15 in the accompanying consolidated notes to financial statements for more information on the reverse stock split.

As of March 1, 2018, we had approximately 491 stockholders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

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

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2017 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	316(2)	$25.40	844(3)

(1)
Our equity compensation plans consist of the 2017 Stock Incentive Plan, 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors’ Stock Option Plan. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in our capitalization.

(2)
This number includes the following: 117,842 shares subject to outstanding awards granted under the 2014 Stock Incentive Plan, 174,694 shares subject to outstanding awards granted under the 2005 Incentive Stock Plan as amended, 1,473 shares subject to outstanding awards granted under the 2000 Non-Officer Equity Incentive Plan and 22,268 shares subject to outstanding awards granted under the 1999 Non-Employee Directors’ Stock Option Plan.

(3)
This number includes shares remaining available for issuance under the 2017 Stock Incentive Plan. We may not issue additional equity awards under any other plan, including the 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors’ Stock Option Plan.

In 2017, we issued 77,075 shares of common stock to our non-employee directors, 1,190 under the 2014 Stock Incentive Plan and 75,885 under the 2017 Stock Incentive Plan. We relied on the exemption set forth under Section 4(a)(2) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We have no publicly announced plans or programs for the repurchase of securities. The following table sets forth information regarding our repurchases of securities for each calendar month in the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2017	632	$17.40	—	—
November 1 to 30, 2017	181	15.90	—	—
December 1 to 31, 2017	1,168	15.70	—	—
Total	1,981	$16.27	—	—

(1)	Employees surrendered these shares to us as payment of statutory minimum payroll taxes due in connection with the vesting of restricted stock.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013(1)
(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues	$280,718	$298,297	$318,293	$334,959	$283,342
Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below	106,217	124,255	131,440	144,946	132,012
Costs of customer support	25,757	32,184	36,475	36,804	29,687
Sales, general and administrative	62,728	70,639	81,340	81,859	74,568
Depreciation and amortization	74,993	76,948	92,655	81,169	53,148
Goodwill impairment	—	80,105	—	—	—
Exit activities, restructuring and impairments	6,249	7,236	2,278	4,520	1,414
Total operating costs and expenses	275,944	391,367	344,188	349,298	290,829
Income (loss) from operations	4,774	(93,070)	(25,895)	(14,339)	(7,487)
Non-operating expenses	51,001	31,312	26,408	26,775	12,841
Loss before income taxes, non-controlling interest and equity in (earnings) of equity-method investment	(46,227)	(124,382)	(52,303)	(41,114)	(20,328)
Provision (benefit) for income taxes	253	530	(3,660)	(1,361)	(285)
Equity in (earnings) of equity-method investment, net of taxes	(1,207)	(170)	(200)	(259)	(213)
Net loss	(45,273)	(124,742)	(48,443)	(39,494)	(19,830)
Less net income attributable to non-controlling interests	(70)	—	—	—	—
Net loss attributable to INAP stockholders	$(45,343)	$(124,742)	$(48,443)	$(39,494)	$(19,830)
Net loss per share:
Basic and diluted	$(2.39)	$(9.54)	$(3.73)	$(3.08)	$(1.55)

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:
Cash and cash equivalents	$14,603	$10,389	$17,772	$20,084	$35,018
Total assets	586,525	430,615	554,611	590,735	612,979
Credit facilities, due after one year, and capital lease obligations, less current portion	519,249	367,376	370,693	356,686	346,800
Total stockholders’ (deficit) equity	(1,032)	(3,724)	114,436	150,336	182,210

	Year Ended December 31,
	2017	2016	2015	2014	2013(1)
Other Financial Data:
Capital expenditures, net of equipment sale-leaseback transactions	$36,449	$46,192	$57,157	$77,408	$62,798
Net cash flows provided by operating activities	39,165	46,449	40,208	53,248	33,683
Net cash flows used in investing activities	(32,209)	(45,650)	(57,157)	(75,727)	(208,086)
Net cash flows (used in) provided by financing activities	(2,872)	(8,118)	15,290	7,924	180,810

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

2017 Highlights and 2018 Acquisition

2017 was a transformative year for our Company. As part of our turnaround plan implemented by our CEO, Peter Aquino, we accomplished several critical financial and operating performance objectives:
Reorganized and Hired a New Leadership Team for the Future

•	Created business unit P&Ls with industry recognized General Managers

•	Completed the rebuild of the salesforce by year-end

•	Established a new pay for performance culture aligned with stockholders

Raised Equity, Refinanced Debt, and Amended Financial Covenants for Flexibility

•	By early 2017, leading stockholders invested $43M in common stock

•	The equity raise was used to reduce debt and refinance $300M in a 5-year bank deal

•	INAP’s new credit facility included future covenant relief for management flexibility

Achieved Operational Objectives and Positioned for Growth in a Turnaround Year

•	Improved margins - approaching peer group metrics

•	Returned the Company to sequential revenue growth by the 4th quarter at $70M

On February 28, 2018, we acquired SingleHop LLC, a recognized leader in the managed hosting and infrastructure as a service (IaaS) business segment, which offers highly automated and on-demand IT infrastructure for $132.0 million in cash. This strategic combination allows INAP to immediately offer its customers advanced products and expertise.

Our GAAP net loss attributable to INAP stockholders was $45.3 million for the year ended December 31, 2017, compared to $124.7 million for the same period in 2016. Our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, a non-GAAP performance measure, increased 540 basis points to 32.9% for the year ended December 31, 2017, compared to 27.5% for the same period in 2016. We calculate Adjusted EBITDA Margin as Adjusted EBITDA, defined below in “Non-GAAP Financial Measures,” as a percentage of revenues. We will continue to focus on enhancing margin in 2018 through product mix shift, product offerings and other efficiency initiatives.

Factors Affecting Our Performance

We believe all successful companies need to compete well in three dimensions: market, product/technology and execution.

Market

We compete in a large addressable market that is expected to grow at a CAGR of 15% over the next five years (Data Center and Network Services) and 23% (Cloud Bare Metal Market) and we believe that there is additional growth for the types of products and services we provide. In addition, the market remains fragmented and, given our competitively differentiated products and services, we believe we have an opportunity for growth among a number of different customers. Our ability to take advantage of this market depends, in large part, on effective positioning with our target customers who understand and value the performance capabilities of our offerings. We will continue to market our products and services to customers seeking solutions in our two segments.

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

Non-GAAP Financial Measures

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measures of adjusted EBITDA and adjusted EBITDA margin, discussed above in “2017 Highlights and 2018 Acquisition,” to assist us in the evaluation of underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business, and the evaluation of our performance relative to other companies. We define adjusted EBITDA as GAAP net loss plus depreciation and amortization, interest expense; provision (benefit) for income taxes, other expense (income), loss (gain) on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

As a non-GAAP financial measure, adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, income from operations or other GAAP measures as an indicator of operating performance. Our calculation of adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles adjusted EBITDA to net loss as presented in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to INAP stockholders	$(45,343)	$(124,742)	$(48,443)
Depreciation and amortization	74,993	76,948	92,655
Interest expense	50,476	30,909	27,596
Provision (benefit) for income taxes	253	530	(3,660)
Other (income) expense	(682)	233	(1,388)
(Gain) loss on disposal of property and equipment, net	(353)	8	674
Exit activities, restructuring and impairments, including goodwill impairment	6,249	87,341	2,278
Stock-based compensation	3,040	4,997	8,781
Non-income tax contingency	1,500	—	—
Strategic alternatives and related costs(1)	70	1,408	1,133
Organizational realignment costs(2)	957	4,412	—
Claim settlement	713	—	—
Pre-acquisition costs	373	—	—
Adjusted EBITDA	$92,246	$82,044	$79,626

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016.

(2)
Primarily professional fees, employee retention bonus, severance and executive search costs incurred related to our organizational realignment. We include these costs in “Sales, general and administrative” in the accompanying statement of operations and comprehensive loss for the years ended December 31, 2017 and 2016.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life, which was approximately five years for 2017 and 2016 and six years for 2015.

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

Goodwill and Other Intangible and Long-lived Assets

Our annual assessment of goodwill for impairment, performed each year on August 1 absent any impairment indicators or other changes that may cause more frequent analysis, includes comparing the fair value of each reporting unit to the carrying value, referred to as “step one.” We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we the amount of impairment to goodwill, if any.

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

Based on an analysis of past 12 quarters and projected future pre-tax income, we concluded that there is no longer sufficient positive evidence to support U.K.’s deferred tax assets position. Therefore, we established a full valuation allowance against U.K. deferred tax assets in 2015. U.K. continues to have a full valuation allowance against deferred tax assets in 2017.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2016 to 2017		Increase (decrease) from 2015 to 2016
	2017	2016	2015	Amount	Percent	Amount	Percent
Revenues:
INAP COLO	$209,580	$221,678	$234,859	$(12,098)	(5)%	$(13,181)	(6)%
INAP CLOUD	71,138	76,619	83,434	(5,481)	(7)	(6,815)	(8)
Total revenues	280,718	298,297	318,293	(17,579)	(6)	(19,996)	(6)
Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	89,240	105,620	111,765	(16,380)	(15)	(6,145)	(5)
INAP CLOUD	16,977	18,635	19,675	(1,658)	(8)	(1,040)	(5)
Costs of customer support	25,757	32,184	36,475	(6,427)	(18)	(4,291)	(12)
Sales, general and administrative	62,728	70,639	81,340	(7,911)	(10)	(10,701)	(13)
Depreciation and amortization	74,993	76,948	92,655	(1,955)	(2)	(15,707)	(17)
Goodwill impairment	—	80,105	—	(80,105)	(100)	80,105	100
Exit activities, restructuring and impairments	6,249	7,236	2,278	(987)	(43)	4,958	218
Total operating costs and expenses	275,944	391,367	344,188	(115,423)	(34)	47,179	14
Income (loss) from operations	$4,774	$(93,070)	$(25,895)	$97,844	—	$(67,175)	(259)
Interest expense	$50,476	$30,909	$27,596	$19,567	63	$3,313	12
Provision (benefit) for income taxes	$253	$530	$(3,660)	$(277)	(52)%	$4,190	114%

Revenues

We generate revenues primarily from the sale of data center services, IP services and cloud and hosting services.

Costs of Sales and Services

Costs of sales and services are comprised primarily of:

•	costs for connecting to and accessing ISPs and competitive local exchange providers;

•	facility and occupancy costs, including power and utilities, for hosting and operating our equipment and hosting our customers’ equipment;

•	costs incurred for providing additional third party services to our customers; and

•	royalties and costs of license fees for operating systems software.

If a network access point is not colocated with the respective ISP, we may incur additional local loop charges on a recurring basis. Connectivity costs vary depending on customer demands and pricing variables while "POPS" facility costs are generally fixed. Costs of network, sales and services do not include compensation, depreciation or amortization.

Costs of Customer Support

Costs of customer support consist primarily of compensation and other personnel costs for employees engaged in connecting customers to our network, installing customer equipment into POPS facilities and servicing customers through our NOCs. In addition, direct costs of customer support include facilities costs associated with the NOCs, including costs related to servicing our data center customers.

Sales, General and Administrative

Sales, general and administrative costs consist primarily of costs related to sales and marketing, compensation and other expense for executive, finance, product development, human resources and administrative personnel, professional fees and other general corporate costs.

Segment Information

Effective January 1, 2017, as further described in note 11 to the consolidated financial statements, we operate in two business segments: data center and network services and cloud and hosting services. Segment results for each of the three years ended December 31, 2017 are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
INAP COLO	$209,580	$221,678	$234,859
INAP CLOUD	71,138	76,619	83,434
Total revenues	280,718	298,297	318,293

Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	89,240	105,620	111,765
INAP CLOUD	16,977	18,635	19,675
Total costs of sales and services, exclusive of depreciation and amortization	106,217	124,255	131,440

Segment profit:
INAP COLO	120,340	116,058	123,094
INAP CLOUD	54,161	57,984	63,759
Total segment profit	174,501	174,042	186,853

Goodwill impairment	—	80,105	—
Exit activities, restructuring and impairments	6,249	7,236	2,278
Other operating expenses, including direct costs of customer support, depreciation and amortization	163,478	179,771	210,470
Income (loss) from operations	4,774	(93,070)	(25,895)
Non-operating expense	51,001	31,312	26,408
Loss before income taxes, non-controlling interest and equity in earnings of equity-method investment	$(46,227)	$(124,382)	$(52,303)

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

Years Ended December 31, 2017 and 2016

INAP COLO

Revenues for our Colocation segment decreased 5%, to $209.6 million for the year ended December 31, 2017, compared to $221.7 million for the same period in 2016. The decrease was primarily due to $3.3 million of lower network services revenue related to the downward pricing pressures and a $8.8 million decrease in colocation and managed hosting revenue due to the negative impact of churn from a small number of large customers. This decrease includes a loss of revenue from a data center exit offset by revenues from the consolidation of INAP Japan and the acquisition of a new data center.

Costs of our Colocation segment, exclusive of depreciation and amortization, decreased 15%, to $89.2 million for the year ended December 31, 2017, compared to $105.6 million for the same period in 2016. The decrease was primarily due to $9.5 million lower expenses related to the conversion of our operating to capital leases, a data center exit, lower variable costs related to a decline in revenue and additional cost reduction efforts.

INAP CLOUD

Revenues for our Cloud segment decreased 7% to $71.1 million for the year ended December 31, 2017, compared to $76.6 million for the same period in 2016. The decrease is primarily due to $0.3 million revenue loss from the planned closure of our 75 Broad Street, New York facility and $5.2 million revenue loss from the continued negative impact of churn from a small number of large customers.

Costs of our Cloud segment, exclusive of depreciation and amortization, decreased 8%, to $17.0 million for the year ended December 31, 2017, compared to $18.6 million for the same period in 2016. The decrease was primarily due to $0.3 million reduced costs from the planned closure of our 75 Broad Street, New York facility and $1.3 million lower variable costs related to a decline in revenue.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	2017	2016
United States	$220,018	$231,943
Canada	38,750	44,206
Other	21,950	22,148
	$280,718	$298,297

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $58.0 million for the year ended December 31, 2017, compared to $66.3 million for the same period in 2016. The change was primarily due to a $8.2 million decrease in cash-based compensation and payroll taxes, a $2.0 million decrease in stock-based compensation, a $0.8 million decrease in sales commissions, a $0.5 million decrease in insurance benefit costs, partially offset by a $1.8 million increase in bonus accrual and a $1.6 million decrease in software costs that were capitalized (resulting in increased compensation costs).

Stock-based compensation, net of amount capitalized, decreased to $3.0 million during the year ended December 31, 2017, from $5.0 million during the same period in 2016. The decrease is primarily due to lower stock-based compensation from prior year terminations. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2017	2016
Customer support	$167	$1,159
Sales, general and administrative	2,873	3,838
	$3,040	$4,997

Costs of Customer Support. Costs of customer support decreased to $25.8 million during the year ended December 31, 2017 compared to $32.2 million during the same period in 2016. The decrease was primarily due to $4.9 million of lower cash-based compensation from reduced headcount, a $1.1 million decrease in facilities costs and a $1.0 million decrease in stock-based compensation, offset by a $1.0 million increase in bonus accrual.

Sales, General and Administrative. Sales, general and administrative costs decreased to $62.7 million during the year ended December 31, 2017 compared to $70.6 million during the same period in 2016. The decrease is primarily due to the following: a $4.7 million decrease in organizational realignment costs, a $3.3 million decrease in cash-based compensation from reduced headcount, a $1.1 million decrease in office administration costs, a $1.0 million decrease in stock-based compensation, a $0.9 million decrease in sales commissions, a $0.8 million decrease in tax costs, and a $0.6 million decrease in insurance benefit costs, partially offset by a $1.9 million increase in facilities costs, a $1.6 million decrease in software costs that were capitalized (resulting in increased compensation costs in SG&A), a $0.8 million increase in bonus accrual, $0.6 million in settlement costs and $0.4 million in pre-acquisition costs.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $75.0 million during the year ended December 31, 2017 compared to $76.9 million during the same period in 2016. The decrease is primarily due to lower capital purchases and older assets becoming fully depreciated during 2017.

Goodwill Impairment. There was no goodwill impairment during the year ended December 31, 2017 compared to an impairment charge of $80.1 million during the same period in 2016.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $6.2 million during the year ended December 31, 2017 compared to $7.2 million during the same period in 2016. The decrease is primarily due a non-recurring software impairment charge during 2016.

Interest Expense. Interest expense increased to $50.5 million during the year ended December 31, 2017 from $30.9 million during the same period in 2016. The increase is primarily due to additional expense related to the modification and extinguishment of debt issuance costs of the previous term loan plus costs related to the new term loan and additional interest expense related to new capital leases.

Provision (Benefit) for Income Taxes. Provision for income taxes decreased to $0.3 million during the year ended December 31, 2017 from $0.5 million during the same period in 2016. The decrease was primarily due to the tax benefit related to our alternative minimum tax credit becoming refundable due to the newly enacted tax reform and offset by the positive operational improvement in some of our foreign operations.

Years Ended December 31, 2016 and 2015

INAP COLO

Revenues for our Colocation segment decreased 6%, to $221.7 million for the year ended December 31, 2016, compared to $234.9 million for the same period in 2015. The decrease was primarily due to $11.3 million of lower network services revenue related to the continued downward pricing pressures and a $1.9 million decrease in colocation and managed hosting revenue.

Costs of our Colocation segment, exclusive of depreciation and amortization, decreased 5%, to $105.6 million for the year ended December 31, 2016, compared to $111.8 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue and cost reduction efforts.

INAP CLOUD

Revenues for our Cloud segment decreased 8% to $76.6 million for the year ended December 31, 2016, compared to $83.4 million for the same period in 2015. The decrease is primarily due to the continued negative impact of churn from a small number of large customers.

Costs of our Cloud segment, exclusive of depreciation and amortization, decreased 5%, to $18.6 million for the year ended December 31, 2016, compared to $19.7 million for the same period in 2015. The decrease was primarily due to lower variable costs related to a decline in revenue.

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

Goodwill Impairment. We determined that the fair value of each of our IP services, IP products and DCS reporting units, all included in our Data Center and Network Services segment, was below its book value. Accordingly, we performed step two of our assessment and recorded an initial impairment estimate of $78.2 million. In the fourth quarter of 2016, we finalized step two of our assessment and recorded an additional $1.9 million in impairment to goodwill. As of December 31, 2016, no goodwill remains in our Data Center and Network Services segment. The fair value of our Cloud and Hosting Services and Hosting Products reporting units within our Cloud and Hosting Services segment exceeds the carrying value of those reporting units.

Depreciation and Amortization. Depreciation and amortization decreased to $76.9 million during the year ended December 31, 2016 from $92.7 million during the same period in 2015. The decrease was primarily due to the additional amortization expense in the prior year of $14.0 million for the accelerated useful life of the iWeb trade name.

Exit Activities, Restructu6ring and Impairments. Exit activities, restructuring and impairments increased to $7.2 million during the year ended December 31, 2016 from $2.3 million during the same period in 2015. The increase was primarily due to severance costs and facility exit costs of $4.0 million, impairments of internal-use computer software development costs of $1.6 million and impairments related to available for sale software of $1.6 million.

Interest Expense. Interest expense increased to $30.9 million during the year ended December 31, 2016 from $27.6 million during the same period in 2015. The increase is primarily due to the higher interest rate from the April 2016 debt amendment and increased borrowings on the revolving credit facility.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes increased to a provision of $0.5 million during the year ended December 31, 2016 from a benefit of $(3.7) million during the same period in 2015. The increase in provision was primarily due to the positive change in the operational results of iWeb. With respect to the U.K., we maintain a full reserve against the net deferred tax assets, set up in 2015, with no additional reserve recorded in 2016.

Liquidity and Capital Resources

New Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility ("2017 term loan") and a $25 million revolving credit facility (" 2017 revolving credit facility"). The proceeds of the term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 term loan third party costs and will be amortized over the term of the loan and $0.4 million are prepaid debt issuance costs related to the 2017 revolving credit facility and will be amortized over the term of the revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility.

The maturity date of the term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of December 31, 2017, the balance of the term loan and the revolver was $298.5 million and $5.0 million, respectively. As of December 31, 2017, the interest rate on the 2017 term loan and the revolver was 8.4% and 10.3%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 4.5% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 5.50% for loans bearing interest calculated using the adjusted LIBOR rate (“Adjusted LIBOR Loans”). The applicable margin for loans under the term loan is 5.00% for Base Rate Loans and 6.00% for Adjusted LIBOR Rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 revolving credit facility are subject to various conditions, as set forth in the 2017 Credit Agreement.

First Amendment

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

The table below sets forth information with respect to the current financial covenants as well as the calculation of our performance in relation to the covenant requirements at December 31, 2017.

	Covenants Requirements	Ratios at December 31, 2017
Maximum total leverage ratio (the ratio of Consolidated Indebtedness to Consolidated EBITDA as defined in the 2017 Credit Agreement) should be equal to or less than:	5.9 (1)	4.69
Minimum consolidated interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the 2017 Credit Agreement) should be equal to or greater than:	2.0(2)	2.71

	2017 Annual Limit	Twelve months ended December 31, 2017
Limitation on capital expenditures	No limit	$36 million

(1)
The maximum total leverage ratio decreases to 5.9 to 1 as of March 1, 2018, 5.9 to 1 as of June 30, 2018, 5.9 to 1 as of September 30, 2018, 5.9 to 1 as of December 31, 2018, 5.9 to 1 as of March 31, 2019, 5.9 to 1 as of June 30, 2019, 5.5 to 1 as of September 30, 2019, 5.5 to 1 as of December 31, 2019, 5.5 to 1 March 31, 2020, 5.25 to 1 as of June 30, 2020, 5.25 to 1 September 30, 2020, 4.75 to 1 as of December 31, 2020, 4.75 to 1 as of March 31, 2021, 4.75 to 1 as of June 30, 2021 and 4.5 to 1 as of September 30, 2021 and thereafter.

(2)
The minimum consolidated interest coverage ratio increases to 2.00 to 1 as of March 31, 2018, 2.00 to 1 as of June 30, 2018, 2.00 to 1 as of September 30, 2018, 2.00 to 1 as of December 31, 2018, 2.00 to 1 as of March 31, 2019, 2.00 to 1 as of June 30, 2019, 2.00 to 1 September 30, 2019, 2.00 to 1 as of December 31, 2019, 2.00 to 1 as of March 31, 2020, 2.00 to 1 as of June 30, 2020, 2.00 to 1 as of September 30, 2020, 2.25 to 1 December 31, 2020, 2.25 to 1 as of March 31, 2021, 2.25 to 1 as of June 30, 2021, 2.25 to 1 as of September 30, 2021 and thereafter.

Previous Credit Agreement

During 2013, we entered into a $350.0 million credit agreement (the “previous credit agreement”), which provides for a senior secured first lien term loan facility of an initial $300.0 million (“previous term loan”) and a second secured first lien revolving credit facility of $50.0 million (“previous revolving credit facility”). The previous revolving credit facility is due November 26, 2018. The term loan is due in installments of $750,000 on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019.

Second Amendment

During the three months ended June 30, 2016, we entered into an amendment to our previous credit agreement (the “Second Amendment”), which among other things, amended the interest coverage ratio and leverage ratio covenants to make them less restrictive and increased the applicable margin for revolving credit facility and term loan by 1.0%. We paid a one-time aggregate fee of $1.7 million to the lenders for the Second Amendment. Absent the Second Amendment we would not have been able to comply with our covenants in the previous credit agreement.

Third Amendment

During the three months ended March 31, 2017, we entered into an amendment to our previous credit agreement (the “Third Amendment”), which, among other things, amended the previous credit agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. We paid a one-time aggregate fee of $2.6 million to the lenders for the Third Amendment, which we recorded as a debt discount of $2.2 million related to the term loan and prepaid debt issuance costs of $0.4 million related to the revolving credit facility. In addition, we paid $0.3 million in third-party fees, which we recorded as expense of $0.3 million related to the term loan and as prepaid debt issuance costs of less than $0.1 million related to the previous revolving credit facility.

The Third Amendment was effective on February 28, 2017, upon the closing of the equity sale, which is described in "Equity" below. The effectiveness of the covenant amendments was conditioned on the Company completing one or more equity offerings on or before June 30, 2017 for gross cash proceeds of not less than $40 million, and net cash proceeds of not less than $37 million and the application of the net cash proceeds to the repayment of indebtedness under the previous credit agreement. The Company paid a fee of approximately $0.9 million to the lenders on January 26, 2017 and paid an additional fee of $1.6 million on February 28, 2017. Absent the Third Amendment, we may not have been able to comply with our covenants in the previous credit agreement.

Refer to Note 10 in our accompanying consolidated financial statements for additional information about our credit agreement.

Equity

On February 22, 2017, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which we issued to the Purchasers an aggregate of 5,950,712 shares of our common stock at a price of $7.24 per share, for the aggregate purchase price of $43.1 million, which closed on February 27, 2017.

On November 16, 2017, the Company amended its certificate of incorporation to effect a 1-for-4 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share. This reverse stock split became effective as of the close of business on November 20, 2017. As a result of the reverse stock split, every four shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Any fractional shares that would otherwise have resulted from the reverse stock split were paid in cash in a proportionate amount based on the closing price of on the effective date of the reverse stock split. The reverse stock split reduced the number of shares of common stock outstanding from 83.4 million shares to approximately 20.9 million shares, subject to adjustment for the payment of cash in lieu of fractional shares. The number of authorized shares were also be reduced: (i) Common Stock from 200 million shares to 50 million shares, and (ii) Preferred Stock from 20 million shares to 5 million shares. Accordingly, the authorized, issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

General – Sources and Uses of Capital

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of December 31, 2017, we had $14.6 million of borrowing capacity under our 2017 revolving credit facility. Together with our cash and cash equivalents the Company’s liquidity as of December 31, 2017, was $29.2 million.

As of December 31, 2017, we had a deficit of $23.5 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $40.0 to $45.0 million in 2018, working capital needs and required payments on our credit agreement and other commitments. We intend to reduce expenses through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2017, we had a net loss attributable to INAP stockholders of $45.3 million As of December 31, 2017, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Our sources of capital include, but are not limited to, funds derived from selling our services and results of our operations, sales of assets, borrowings under our credit arrangement, the issuance of debt or equity securities or other possible recapitalization transactions. Our short term and long term liquidity depend primarily upon the funds derived from selling our services, working capital management (cash, accounts receivable, accounts payable and other liabilities), bank borrowings, reducing costs and bookings net of churn. In an effort to increase liquidity and generate cash, we may pursue sales of non-strategic assets, reduce our expenses, amend our credit facility, pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.

Capital Leases. Our future minimum lease payments on all remaining capital lease obligations at December 31, 2017 were $235.5 million. We summarize our existing capital lease obligations in note 10 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Current Credit Agreement:
Term loan, including interest	$404,814	$28,356	$83,601	$292,857	$—
Revolving credit facility, including interest	5,513	5,513	—	—	—
Capital lease obligations, including interest	575,929	32,511	57,775	50,696	434,947
Exit activities and restructuring	6,039	4,691	1,348	—	—
Asset retirement obligation	3,634	250	—	—	3,384
Operating lease commitments	29,268	12,138	8,531	5,107	3,492
Service and purchase commitments	3,709	2,357	1,352	—	—
	$1,028,906	$85,816	$152,607	$348,660	$441,823

Cash Flows

Operating Activities

Year Ended December 31, 2017. Net cash provided by operating activities during the year ended December 31, 2017 was $39.2 million. We generated cash from operations of $43.4 million, while changes in operating assets and liabilities used cash from operations of $4.2 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Year Ended December 31, 2016. Net cash provided by operating activities during the year ended December 31, 2016 was $46.4 million. We generated cash from operations of $45.3 million, while changes in operating assets and liabilities used cash from operations of $1.1 million.

Year Ended December 31, 2015. Net cash provided by operating activities during the year ended December 31, 2015 was $40.2 million. We generated cash from operations of $52.5 million, while changes in operating assets and liabilities generated cash from operations of $12.3 million.

Investing Activities

Year Ended December 31, 2017. Net cash used in investing activities during the year ended December 31, 2017 was $32.2 million, primarily due to capital expenditures. These capital expenditures were related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

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

Financing Activities

Year Ended December 31, 2017. Net cash used by financing activities during the year ended December 31, 2017 was $2.9 million, primarily due to $349.6 million of principal payments on the credit facilities and capital lease obligations, partially offset by $316.9 million of proceeds from the 2017 Credit Agreement and $40.2 million proceeds from the sale of common stock pursuant to the Securities Purchase Agreement.

Year Ended December 31, 2016. Net cash provided by financing activities during the year ended December 31, 2016 was $8.1 million, primarily due to $4.5 million of proceeds received from the revolving credit facility, partially offset by principal payments of $12.5 million on our credit agreement and capital lease obligations.

Year Ended December 31, 2015. Net cash provided by financing activities during the year ended December 31, 2015 was $15.3 million, primarily due to $21.0 million of proceeds received from the revolving credit facility and a net $4.3 million proceeds from stock option activity, partially offset by principal payments of $10.9 million on our credit agreement and capital lease obligations.

 Off-Balance Sheet Arrangements

As of December 31, 2017, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd. ("INAP Japan"), our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. We previously accounted for this investment using the equity method, which is subject to foreign currency exchange risk, prior to obtaining control of the venture on August 15, 2017.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of December 31, 2017, the balance of our long-term debt was $298.5 million on the 2017 term loan and $5.0 million on the 2017 revolving credit facility. At December 31, 2017, the interest rate on the term loan and the revolver was 8.4% and 10.3%, respectively. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—New Credit Agreement” and in note 10 to the accompanying consolidated financial statements.

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

Foreign Currency Risk

As of December 31, 2017, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 31, 2017, we realized foreign currency losses of $0.5 million, which we included in "Non-operating expenses (income)," and we recorded unrealized foreign currency translation gain of less than $0.1 million, which we included in “Other comprehensive income (loss),” both in the accompanying consolidated statements of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more material.

We had foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts hedged foreign exchange variations between the United States and Canadian dollar as of June 30, 2017. During the year ended December 31, 2017, we recorded an unrealized gain of $0.1 million, which we included in “Other comprehensive income (loss),” in the accompanying consolidated statement of operations and comprehensive loss.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our internal control over financial reporting, as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

In 2017, management invested extra efforts to ensure the Company's internal control environment was appropriate. Despite these efforts management identified a material weakness in our internal controls over financial reporting related to the review of property and equipment depreciation and amortization schedules. The internal reviews were not designed and maintained at an appropriate level of precision and rigor commensurate with our financial reporting requirements. This control deficiency resulted in an immaterial audit adjustment to depreciation and amortization expense in the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In 2016, management identified material weaknesses in our internal controls over financial reporting related to the review of cash flow forecasts used in support of certain fair value estimates. Specifically, the review of cash flow forecasts used in our capitalized software impairment test, goodwill impairment test, long-lived asset impairment test and going concern assessment was not designed and maintained at an appropriate level of precision and rigor commensurate with our financial reporting requirements. Remediation of this weakness have been completed as of December 31, 2017. We will continue to take further steps in an attempt to strengthen our control processes and procedures.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Plan For Remediation of Material Weakness and Remediation of Previously Disclosed Material Weakness
Although the Company’s remediation plan with respect to property and equipment depreciation and amortization schedules remains under development, the Company has been actively engaged in remediation efforts and will continue initiatives to implement, document, and communicate appropriate policies, procedures, and internal controls regarding this material weakness. The Company’s remediation of the identified material weakness and strengthening of its internal control environment will require continued efforts in 2018.

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
We have taken actions to remediate the material weakness in our internal control over financial reporting related to the review of cash flow forecasts used in support of certain fair value estimates and have implemented additional processes and controls designed to address the underlying causes associated with the forecast of cash flows. We reassessed the design of our review control over the forecasted cash flows utilized in the related impairment models and going concern assessment to add greater precision to detect and prevent material misstatements, including the establishment of processes and controls to evaluate adequate review and inquiry over data and assumptions for financial forecasts. We conducted testing of these controls and management has concluded that the controls are operating effectively. As a result of our remediation efforts, remediation of this weakness has been completed as of December 31, 2017.

Changes in Internal Control over Financial Reporting

We have made substantial improvements in both the process for reviewing our forecasts and the procedures for ensuring consistency and precision of reviewed data. There was no other change in our internal control over financial reporting other than that occurred during the year ended December 31, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Internap Corporation
Atlanta, GA
Opinion on Internal Control over Financial Reporting
We have audited Internap Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the review of property and equipment depreciation and amortization schedules has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 15, 2018 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Atlanta, GA
March 15, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2018, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. A copy of the code of conduct is available on our website at www.inap.com by clicking on the “Investor Relations—Corporate Governance—Governance Overview—Code of Conduct” links. We will furnish copies without charge upon request at the following address: Internap Corporation, Attn: SVP and General Counsel, 12120 Sunset Hills Road, Suite 330, Reston, Virginia 20190.

If we make any amendments to the code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from the code of conduct, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a Current Report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2018, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include information regarding security ownership of certain beneficial owners and management and related stockholder matters in our definitive proxy statement for our annual meeting of stockholders to be held in 2018, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

The information under the heading “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include information regarding certain relationships, related transactions and director independence in our definitive proxy statement for our annual meeting of stockholders to be held in 2018, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will include information regarding principal accountant fees and services in our definitive proxy statement for our annual meeting of stockholders to be held in 2018, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm 2	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015	F-3
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6
Notes to Consolidated Financial Statements	F-7

Item 15(a)(2). Financial Statement Schedules. The following financial statement schedule is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015	S-1

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1
Share Purchase Agreement made as of October 30, 2013 between iWeb Group Inc., its stockholders and stockholders’ representative and 8672377 Canada Inc. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).†

2.2
Purchase and Sale Agreement, dated as of January 27, 2018, by and among Internap Corporation, SingleHop LLC, the members of SingleHop LLC set forth therein and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on January 29, 2018).†

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

3.6
Certificate of Amendment of the Restated Certificate of Incorporation, as filed on November 16, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 20, 2017).

3.7
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017).

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

10.10	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.11	Commitment Letter, dated as of October 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).

10.12
Credit Agreement, dated as of November 26, 2013, by and among the Company, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; Jefferies Finance, LLC, as Administrative Agent and Collateral Agent; Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Managers; PNC Bank National Association, as Syndication Agent; and Jefferies Finance LLC, as Issuing Bank and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 26, 2013).

10.13
Security Agreement, dated as of November 26, 2013, by and among the Company; the Guarantors party thereto; and Jefferies Finance LLC, as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 26, 2013).

10.14
First Amendment to the Credit Agreement, dated as of October 30, 2015, by and among the Company, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2015).

10.15
Second Amendment to the Credit Agreement, dated as of April 12, 2016 among the Company, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 12, 2016 ).

10.16
Third Amendment and Waiver to the Credit Agreement, dated as of January 26, 2017, by and among the Company, each of the Lenders party thereto and Jeffries Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2017).

10.17
Securities Purchase Agreement, by and among the Company and the Purchasers identified on Schedule 1 therein, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2017).

10.18
Registration Rights Agreement, by and among the Company and stockholders listed on the signature pages thereto, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2017)

10.19
Employment Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.20
Restricted Stock Inducement Award Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.21
Notice of Award pursuant to Restricted Stock Inducement Award Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 13, 2016).+

10.22*	Offer Letter, by and between the Company and Robert Dennerlein, dated October 28, 2016 +

10.23
Credit Agreement, dated as of April 6, 2017, by and among Internap Corporation, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; the Guarantors party thereto, the Lenders party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers, PNC Bank, National Association, as Syndication Agent and as Issuing Bank, and Jefferies Finance LLC, as Documentation Agent, Sole Book Manager and as Swingline Lender. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2017).

10.24
Security Agreement, dated as of April 6, 2017, by and among the Company, the Guarantors party thereto and Jefferies Finance LLC, as Collateral Agent.  (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 6, 2017)

10.25	Internap Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 25, 2017).+

10.26
Lease Agreement, dated as of June 15, 2007, by and between Internap Network Services Corporation and MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017). #

10.27
First Amendment to Lease, dated as of January 15, 2008, by and between Internap Network Services Corporation and MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.28
Second Amendment to Lease, dated as of February 27, 2008, by and between Internap Network Services Corporation and MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.29
Third Amendment to Lease, dated as of September 22, 2014, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.30
Fourth Amendment to Lease, dated as of January 6, 2016, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.31
Fifth Amendment to Lease, dated as of June 30, 2016, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.32
Sixth Amendment to Lease, dated as of March 24, 2017, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.33
Seventh Amendment to Lease, dated as of June 29, 2017, by and between Internap Network Services Corporation and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.34
First Amendment to Credit Agreement, dated as of June 28, 2017, by and among the Company, each of the Lenders parties thereto, and Jefferies Finance LLC, as Administrative Agent. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).

10.35
Offer Letter, by and between the Company and Joanna Lanni, dated November 14, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017).

10.36
Second Amendment to Credit Agreement entered into as of February 6, 2018 among Internap Corporation, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent. ( Incorporated herein by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K, filed February 7, 2018).

10.37
Incremental and Third Amendment to Credit Agreement, dated as of February 28, 2018, 2018, among Internap Corporation, each of the Lenders thereto and Jefferies Finance LLC as Administrative Agent ( Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 1, 2018).

10.38*	Amendment No. 1 to Employment Agreement, dated as of November 14, 2017, by and between Peter D. Aquino and the Company.+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert Dennerlein, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer of the Company.

32.2*	Section 1350 Certification, executed by Robert Dennerlein, Chief Financial Officer of the Company.

101*	Interactive Data File.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

#	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAP CORPORATION
Date: March 15, 2018
	By:	/s/ Robert Dennerlein
Robert Dennerlein
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter D. Aquino
Peter D. Aquino	President, CEO and Director	March 15, 2018
(Principal Executive Officer)

/s/ Robert Dennerlein
Robert Dennerlein	Chief Financial Officer	March 15, 2018
(Principal Financial Officer)

/s/ Joanna Lanni
Joanna Lanni	VP and Corporate Controller	March 15, 2018
(Principal Accounting Officer)

/s/ Daniel C. Stanzione
Daniel C. Stanzione	Non-Executive Chairman and Director	March 15, 2018

/s/ Charles B. Coe
Charles B. Coe	Director	March 15, 2018

/s/ Patricia L. Higgins
Patricia L. Higgins	Director	March 15, 2018

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	March 15, 2018

/s/ Peter J. Rogers, Jr.
Peter J. Rogers, Jr.	Director	March 15, 2018

/s/ Debora J. Wilson
Debora J. Wilson	Director	March 15, 2018

/s/ Lance Weaver
Lance Weaver	Director	March 15, 2018

/s/ David B. Potts
David B. Potts	Director	March 15, 2018

Internap Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Internap Corporation
Atlanta, GA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Internap Corporation (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2017.
Atlanta, GA
March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Internap Corporation

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Internap Corporation and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 13, 2017, except for the change in composition of reportable segments discussed in Note 2 and the effects of the reverse stock split discussed in Note 15, as to which the date is March 15, 2018

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
INAP COLO	$209,580	$221,678	$234,859
INAP CLOUD	71,138	76,619	83,434
Total revenues	280,718	298,297	318,293

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP COLO	89,240	105,620	111,765
INAP CLOUD	16,977	18,635	19,675
Costs of customer support	25,757	32,184	36,475
Sales, general and administrative	62,728	70,639	81,340
Depreciation and amortization	74,993	76,948	92,655
Goodwill impairment	—	80,105	—
Exit activities, restructuring and impairments	6,249	7,236	2,278
Total operating costs and expenses	275,944	391,367	344,188
Income (loss) from operations	4,774	(93,070)	(25,895)

Non-operating expenses (income):
Interest expense	50,476	30,909	27,596
Loss (gain) on foreign currency, net	525	485	(771)
Other income, net	—	(82)	(417)
Total non-operating expenses (income)	51,001	31,312	26,408

Loss before income taxes, non-controlling interest and equity in earnings of equity-method investment	(46,227)	(124,382)	(52,303)
Provision (benefit) for income taxes	253	530	(3,660)
Equity in earnings of equity-method investment, net of taxes	(1,207)	(170)	(200)

Net loss	(45,273)	(124,742)	(48,443)
Less net income attributable to non-controlling interest	(70)	—	—
Net loss attributable to INAP stockholders	(45,343)	(124,742)	(48,443)

Other comprehensive income (loss):
Foreign currency translation adjustment	23	(39)	(197)
Unrealized gain (loss) on foreign currency contracts	145	600	(745)
Unrealized gain on interest rate swap	—	728	84
Total other comprehensive income (loss)	168	1,289	(858)

Comprehensive loss	$(45,175)	$(123,453)	$(49,301)

Basic and diluted net loss per share	$(2.39)	$(9.54)	$(3.73)

Weighted average shares outstanding used in computing basic and diluted net loss per share	18,993	13,083	12,975
 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,603	$10,389
Accounts receivable, net of allowance for doubtful accounts of $1,487 and $1,246, respectively	17,794	18,044
Prepaid expenses and other assets	8,673	10,055
Total current assets	41,070	38,488

Property and equipment, net	458,565	302,680
Investment in joint venture	—	3,002
Intangible assets, net	25,666	27,978
Goodwill	50,209	50,209
Deposits and other assets	11,015	8,258
Total assets	$586,525	$430,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,388	$20,875
Accrued liabilities	15,908	10,603
Deferred revenues	4,861	5,746
Capital lease obligations	11,711	10,030
Revolving credit facility	5,000	—
Term loan, less discount and prepaid costs of $2,133 and $2,243, respectively	867	757
Exit activities and restructuring liability	4,152	3,177
Other current liabilities	1,707	3,171
Total current liabilities	64,594	54,359

Deferred revenues	4,761	5,144
Capital lease obligations	223,749	43,876
Revolving credit facility	—	35,500
Term loan, less discount and prepaid costs of $7,655 and $4,579, respectively	287,845	283,421
Exit activities and restructuring liability	664	1,526
Deferred rent	1,310	4,642
Deferred tax liability	1,651	1,513
Other long-term liabilities	2,983	4,358

Total liabilities	587,557	434,339
Commitments and contingencies (note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value; 30,000 shares authorized; 20,804 and 14,450 shares outstanding, respectively	21	14
Additional paid-in capital	1,327,084	1,283,376
Treasury stock, at cost, 293 and 268 shares, respectively	(7,159)	(6,923)
Accumulated deficit	(1,323,723)	(1,278,699)
Accumulated items of other comprehensive loss	(1,324)	(1,492)
Total INAP stockholders’ deficit	(5,101)	(3,724)
Non-controlling interest	4,069	—
Total stockholder's deficit	(1,032)	(3,724)
Total liabilities and stockholders’ deficit	$586,525	$430,615
 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Years Ended December 31, 2017
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2014	13,603	$14	$1,262,442	$(4,683)	$(1,105,514)	$(1,923)	$—	$150,336
Net loss	—	—	—	—	(48,443)	—	—	(48,443)
Foreign currency translation	—	—	—	—	—	(197)	—	(197)
Interest rate swap						84	—	84
Foreign currency contracts	—	—	—	—	—	(745)	—	(745)
Stock-based compensation	—	—	9,063	—	—	—	—	9,063
Proceeds from exercise of stock options, net	390	—	6,048	(1,710)	—	—	—	4,338

Balance, December 31, 2015	13,993	14	1,277,553	(6,393)	(1,153,957)	(2,781)	—	114,436
Net loss	—	—	—	—	(124,742)	—	—	(124,742)
Foreign currency translation	—	—	—	—	—	(39)	—	(39)
Foreign currency contracts	—	—	—	—	—	600	—	600
Interest rate swap	—	—	—	—	—	728	—	728
Stock-based compensation	—	—	5,148	—	—	—	—	5,148
Proceeds from exercise of stock options, net	457	—	675	(530)	—	—	—	145

Balance, December 31, 2016	14,450	14	1,283,376	(6,923)	(1,278,699)	(1,492)	—	(3,724)
Adoption of ASU 2016-16	—	—	—	—	319	—	—	319
Net loss	—	—	—	—	(45,273)	—	—	(45,273)
Net income attributable to non-controlling interest	—	—	—	—	(70)	—	70	—
Foreign currency translation	—	—	—	—	—	23	—	23
Foreign currency contracts						145	—	145
INAP Japan	—	—	—	—	—	—	3,999	3,999
Common stock issuance	5,951	7	40,156	—	—	—	—	40,163
Stock-based compensation	—	—	3,121	—	—	—	—	3,121
Proceeds from exercise of stock options, net	403	—	431	(236)	—	—	—	195

Balance, December 31, 2017	20,804	$21	$1,327,084	$(7,159)	$(1,323,723)	$(1,324)	$4,069	$(1,032)
 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(45,273)	$(124,742)	$(48,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,993	76,948	92,655
Loss on disposal of property and equipment, net	(353)	8	674
Impairments	503	83,377	232
Amortization of debt discount and issuance costs	2,519	2,534	2,017
Stock-based compensation expense, net of capitalized amount	3,040	4,997	8,781
Equity in earnings of equity-method investment	(1,207)	(170)	(200)
Provision for doubtful accounts	1,049	1,093	1,354
Non-cash change in capital lease obligations	520	223	(1,437)
Non-cash change in exit activities and restructuring liability	6,291	4,409	2,241
Non-cash change in deferred rent	(3,554)	(2,152)	(1,704)
Deferred taxes	355	325	(3,966)
Payment of debt lender fees	(2,583)	(1,716)	—
Loss on extinguishment and modification of debt	6,785	—	—
Other, net	304	179	261
Changes in operating assets and liabilities:
Accounts receivable	(207)	1,476	(2,211)
Prepaid expenses, deposits and other assets	2,051	2,297	1,099
Accounts payable	(1,167)	1,568	(4,814)
Accrued and other liabilities	3,359	81	(4,206)
Deferred revenues	(1,297)	(476)	758
Exit activities and restructuring liability	(6,178)	(3,584)	(2,873)
Asset retirement obligation	(825)	(174)	—
Other liabilities	40	(52)	(10)
Net cash flows provided by operating activities	39,165	46,449	40,208

Cash Flows from Investing Activities:
Proceeds from sale of building	—	542	—
Purchases of property and equipment	(35,714)	(44,364)	(55,695)
Additions to acquired and developed technology	(735)	(1,828)	(1,462)
Proceeds from disposal of property and equipment	402	—	—
Acquisition, net of cash received	3,838	—	—
Net cash flows used in investing activities	(32,209)	(45,650)	(57,157)

Cash Flows from Financing Activities:
Proceeds from credit agreements	316,900	4,500	21,000
Proceeds from stock issuance	40,195	—	—
Principal payments on credit agreements	(339,900)	(3,000)	(3,000)
Payment of debt issuance costs	(10,194)	—	—
Payments on capital lease obligations	(9,714)	(9,472)	(7,879)
Proceeds from exercise of stock options	421	673	6,046
Acquisition of common stock for income tax withholdings	(235)	(530)	(1,710)
Other, net	(345)	(289)	833
Net cash flows (used in) provided by financing activities	(2,872)	(8,118)	15,290
Effect of exchange rates on cash and cash equivalents	130	(64)	(653)
Net increase (decrease) in cash and cash equivalents	4,214	(7,383)	(2,312)
Cash and cash equivalents at beginning of period	10,389	17,772	20,084
Cash and cash equivalents at end of period	$14,603	$10,389	$17,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,692	$29,561	$26,427
Non-cash acquisition of property and equipment under capital leases	189,679	6,042	6,377
Additions to property and equipment included in accounts payable	1,932	1,873	5,170
 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) provides Internet infrastructure through both Colocation Business and Enterprise Services (including colocation, network connectivity, IP, bandwidth, and managed services and hosting), and Cloud Services (including enterprise-grade AgileCLOUD, bare-metal servers, and SMB iWeb platforms). INAP operates in Tier 3-type data centers in 21 metropolitan markets, primarily in North America, with 56 data centers and 97 POPs around the world. Currently, INAP has approximately one million gross square feet under lease, with 500,000 square feet of data center space. INAP operates a premium business model that provides high-power density colocation, low-latency bandwidth, and public and private cloud platforms in an expanding Internet infrastructure industry.

We have a history of quarterly and annual period net losses. As of December 31, 2017, our accumulated deficit was $1.3 billion and our working capital deficit was $22.4 million. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds. Our sources of capital include, but are not limited to, funds derived from selling our services and results of our operations, sales of assets, borrowings under our credit arrangement, the issuance of debt or equity securities or other possible recapitalization transactions. Our short term and long term liquidity depend primarily upon the funds derived from selling our services, working capital management (cash, accounts receivable, accounts payable and other liabilities), bank borrowings, reducing costs and bookings net of churn. In an effort to increase liquidity and generate cash, we may pursue sales of non-strategic assets, reduce our expenses, amend our credit facility, pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated inter-company transactions and balances in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends.

Investment in Joint Venture

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. Through August 15, 2017, we qualified and accounted for this investment using the equity method. We recorded our proportional share of the income and losses of INAP Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of INAP Japan's income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

On August 15, 2017, INAP exercised certain rights to obtain a controlling interest in Internap Japan Co., Ltd. Upon obtaining control of the venture, we recognized INAP Japan’s assets and liabilities at fair value resulting in a gain of $1.1 million which is reflected in "Equity in earnings of equity-method investment, net of taxes" in the accompanying consolidated statements of operations and comprehensive loss. See Note 5 for further information.

Noncontrolling Interest

Noncontrolling interests ("NCI") are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified outside of stockholders' equity in the consolidated balance sheets as temporary equity under the caption, redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability in the consolidated balance sheets under either other current liabilities or other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense.

If the NCI is not currently redeemable yet probable of becoming redeemable, we are required to either (1) accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. We have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the NCI to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount.

Net income attributable to NCIs reflects the portion of the net loss of consolidated entities applicable to the NCI stockholders in the accompanying consolidated statements of operations. The net income attributable to NCI is classified in the consolidated statements of operations as part of consolidated net loss and deducted from total consolidated net loss to arrive at the net loss attributable to the Company.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2017, the carrying value of our debt was $303.5 million and the fair value was $306.5 million.

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

Costs of Internal-Use Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the estimated useful life, which was five years for 2017, 2016 and 2015. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized $4.4 million, $4.3 million and $4.6 million in internal-use software costs during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the balance of unamortized internal-use software costs was $17.9 million and $20.0 million, respectively. During the years ended December 31, 2017, 2016 and 2015, amortization expense was $7.2 million, $8.3 million and $6.6 million, respectively.

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

Goodwill and Other Intangible Assets

As of January 1, 2017, we changed our operating segments, as discussed in Note 11 “Operating Segment and Geographic Information,” and, subsequently, our reporting units. We now have six reporting units: IP services, IP products, data center services (“DCS”), managed hosting, cloud, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

We performed our annual impairment review as of August 1, 2017, and concluded that goodwill attributed to each of our reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value, including goodwill. To determine the estimated fair value of our reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired and developed technologies to be sold using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated economic life, which is five to eight years. We amortize the cost of customer relationship and trade names over their useful lives of 10 to 15 years. During the years ended December 31, 2017, 2016 and 2015 amortization expense for acquired and developed technologies was $2.1 million, $3.0 million and $3.4 million, respectively. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

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

We evaluate liabilities for uncertain tax positions, and we recognized $0.2 million for associated liabilities during the years ended December 31, 2017 and 2016. We recorded nominal interest and penalties arising from the underpayment of income taxes in “Provision (benefit) for income taxes” in our accompanying consolidated statements of operations and comprehensive loss.

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

Deferred revenue consists of revenue for services to be delivered in the future and consists primarily of advance billings, which we amortize over the respective service period. We defer and amortize revenues associated with billings for installation of customer network equipment over the estimated life of the customer relationship, which was, on average, approximately five years for 2017, five years for 2016, and six years for 2015. We defer and amortize revenues for installation services because the installation service is integral to our primary service offering and does not have value to customers on a stand-alone basis. We also defer and amortize the associated incremental direct costs.

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

Research and Development Costs

We include research and development costs in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $1.5 million, $1.1 million and $2.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. These costs do not include $5.2 million, $6.3 million and $6.5 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2017, 2016 and 2015 were $1.9 million, $2.1 million and $4.9 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss and net loss available to common stockholders	$(45,343)	$(124,742)	$(48,443)
Weighted average shares outstanding, basic and diluted	18,993	13,083	12,975

Net loss per share, basic and diluted	$(2.39)	$(9.54)	$(3.73)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	1,076	1,350	1,664

Segment Information and Operating Costs and Expenses

We align our reportable segments with the internal reporting that management uses for making operating decisions and assessing performance. Effective January 1, 2017 and as further described in note 11, we operate in two business segments: INAP COLO and INAP CLOUD.

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Year Ended December 31, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$200,660	$(200,660)	$—
Cloud and hosting services	97,637	(97,637)	—
INAP COLO	—	221,678	221,678
INAP CLOUD	—	76,619	76,619
Costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	$98,351	$(98,351)	$—
Cloud and hosting services	25,904	(25,904)	—
INAP COLO	—	105,620	105,620
INAP CLOUD	—	18,635	18,635

	Year Ended December 31, 2015
	As Previously Reported	Reclassification	As Reported
Revenues:
Data center and network services	$213,040	$(213,040)	$—
Cloud and hosting services	105,253	(105,253)	—
INAP COLO	—	234,859	234,859
INAP CLOUD	—	83,434	83,434
Costs of sales and services, exclusive of depreciation and amortization:
Data center and network services	$104,105	$(104,105)	—
Cloud and hosting services	27,335	(27,335)	—
INAP COLO	—	111,765	111,765
INAP CLOUD	—	19,675	19,675

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which allows the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-16 as of January 1, 2017. Relating to the adoption of the standard, the Company recorded a $2.2 million deferred tax asset and corresponding $1.9 million valuation allowance with the net difference going to retained earnings.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)-Revenue from Contracts with Customers (“ASU 2014-09”) which provides a new five-step model for revenue recognition. This ASU affects all contracts that we enter into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes the cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts and provides new cost guidance under Sub Topic 340-40.

An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented (the “full retrospective method”) or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application (the “modified retrospective method”).

We will adopt the new revenue guidance effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We currently expect to record an adoption adjustment on the effective date to be $23.6 million, which will be reflected in retained earnings.

The most significant impact of the adoption of the new standard is the requirement for incremental costs to obtain a customer, such as commissions, which previously were expensed as incurred, to be deferred and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission.
In addition, upon adoption of the new standard, installation revenues are expected to be recognized over the initial contract life rather than over the estimated customer life.

We believe that most performance obligations, with the exception of certain sales of equipment or hardware, will continue to be satisfied over time as the customer consumes the benefits as we perform. For equipment and hardware sales, the performance obligation is satisfied when control transfers to the customer.

We are required to exercise more judgment in deferring installation revenue as well as expense fulfillment and commission costs over the appropriate life. With the exception of the revenues noted above, we expect revenue recognition to remain materially consistent with historical practice. Additionally the standard will require us to implement new revenue accounting processes that will change internal controls over financial reporting for revenue recognition.

Based on currently available information, we estimate the following impacts on 2018 (all amounts are approximate):

2018 Opening Balance Sheet Impact (in millions):
Pretax Retained Earnings Increase (Decrease):
Commissions	$23.6
Deferred revenue	$5.4
Deferred costs	$(6.3)

2018 Pretax Income Statement Impacts (in millions):
Total Revenue Change	$0.7
Total Expense Reduction	$(2.1)

We do not anticipate the new standard to modify our current business practices nor do we expect to have an impact on our debt covenants.  As we implement the new standard, we will develop internal controls to ensure that we adequately evaluate our portfolio of contracts under the five-step model and accurately compute the cumulative adjustment to operating results under ASU 2014-09.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017:
Cash and cash equivalents	$14,603	$—	$—	$—
Asset retirement obligations (1) (note 10)	—	—	1,936	1,936

December 31, 2016:
Cash and cash equivalents	$10,389	$—	$—	$—
Foreign currency contracts (note 9)	—	195	—	195
Asset retirement obligations (1) (note 10)	—	—	2,810	2,810

(1)	We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance.

The following table provides a summary of changes in our Level 3 asset retirement obligations (in thousands):

	December 31,
	2017	2016	2015
Balance, January 1	$2,810	$2,803	$2,471
Accretion (1)	197	207	262
Subsequent revision of estimated obligation	449	—	70
Payments	(1,520)	(200)	—
Balance, December 31	$1,936	$2,810	$2,803

(1)	Included in INAP COLO "Costs of sales and services" in the accompanying consolidated statements of operations and comprehensive loss.

The fair values of our other Level 3 debt liabilities, estimated using discount cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$298,500	$301,485	$291,000	$267,700
Revolving credit facility	5,000	5,050	35,500	32,600

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Network equipment	$247,190	$231,579
Network equipment under capital lease	14,206	14,231
Furniture and equipment	26,246	18,300
Software	43,930	48,011
Leasehold improvements	412,631	396,891
Buildings under capital lease	227,482	63,117
Property and equipment, gross	971,685	772,129
Less: accumulated depreciation and amortization ($50,253 and $40,218 related to capital leases at December 31, 2016 and 2015, respectively)	(513,120)	(469,449)
	$458,565	$302,680

We disposed or retired $9.2 million of property and equipment with accumulated depreciation of $7.3 million during the year ended December 31, 2017, $5.0 million of assets with accumulated depreciation of $4.4 million during the year ended December 31, 2016 and $33.3 million of assets with accumulated depreciation of $32.6 million during the year ended December 31, 2015.

We capitalized an immaterial amount of interest for each of the three years ended December 31, 2017. Also, during the year ended December 31, 2017, we determined that we would not use certain leasehold improvements from our recently exited data center property and recorded an impairment of $0.5 million. At the time of disposal, the leasehold improvements had a cost of $22.4 million with accumulated depreciation of $22.4 million. During the year ended December 31, 2016, we determined that we would not use certain internally-developed software related to our quoting and billing system and recorded an impairment of $1.6 million. At the time of disposal, the software had a cost of $2.4 million with accumulated depreciation of $0.8 million.

Depreciation and amortization of property and equipment consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Costs of sales and services	$70,368	$71,626	$70,080
Other depreciation and amortization	2,478	2,274	19,125
Subtotal	72,846	73,900	89,205
Amortization of acquired and developed technologies	2,147	3,048	3,450
Total depreciation and amortization	$74,993	$76,948	$92,655

5.	INAP JAPAN JOINT VENTURE

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd, ("INAP Japan") a joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. INAP Japan is a provider of high performance infrastructure services. We accounted for this investment using the equity method. On August 15, 2017, INAP exercised certain rights to obtain a controlling interest in INAP Japan, which will allow us to recognize the economic benefits. Upon obtaining control of the venture, we recognized INAP Japan's assets and liabilities at fair value resulting in a gain of $1.1 million which is reflected in "Equity in earnings of equity-method investment, net of taxes" in the accompanying consolidated statements of operations and comprehensive loss.

We determined the preliminary fair value of the net assets as follows (in thousands):

	Preliminary Purchase Price Allocation	Weighted Average
Cash	$3,838
Property and equipment	725
Customer relationships	1,231	21 years
License	634
Other assets	2,322
Total assets acquired	8,750
Other liabilities	446
Noncontrolling interest	3,999
Net assets acquired	$4,305

The fair value of customer relationships was estimated by applying the multi-period excess earnings method. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a discount rate of 8.5%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount for which the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.

Unaudited Pro-Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of INAP and INAP Japan as if the acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the INAP and INAP Japan acquisition been completed as of January 1, 2016, and should not be taken as indicative of our future consolidated results of operations.

(in thousands, except per share amounts)	Year Ended December 31,
	2017	2016
Revenue	$286,570	$305,733
Net loss attributable to INAP stockholders	(45,240)	(124,722)
Basic and diluted net loss per share	(2.38)	(9.53)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of January 1, 2017, we changed our operating segments, as discussed in Note 11, and, subsequently, our reporting units. We now have six reporting units: IP services, IP products, data center services (“DCS”), cloud, hosting services and hosting products. We allocated goodwill to our new reporting unit using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

We performed our annual impairment review as of August 1, 2017. To determine the estimated fair value of our reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

The Company determined, after performing the fair value analysis above, that all reporting units’ fair values were in excess of its carrying value. No impairment of goodwill has been identified during the year ended December 31, 2017.

During the years ended December 31, 2017 and 2016, our goodwill activity is as follows (in thousands):

	January 1, 2016	Re-allocations	Impairment	December 31, 2016	Re-allocations	December 31, 2017
Reportable segments:
Data center services	$90,849	$(90,849)	$—	$—	$—	$—
IP services	39,464	(39,464)	—	—	—	—
Data center and network services	—	80,105	(80,105)		—	—
Cloud and hosting services	—	50,209	—	50,209	(50,209)	—
INAP COLO				—	6,003	6,003
INAP CLOUD				—	44,206	44,206
Total	$130,313	$—	$(80,105)	$50,209	$—	$50,209

Other Intangible Assets

During the year ended December 31, 2017, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets. The estimated useful lives range from 5 years to 15 years.

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired and developed technology	$52,825	(48,063)	$52,195	$(45,995)
Customer relationships and trade names	71,116	(50,212)	69,698	(47,920)
	$123,941	(98,275)	$121,893	$(93,915)

Amortization expense for intangible assets during the years ended December 31, 2017, 2016 and 2015 was $5.1 million, $5.3 million and $20.3 million, respectively. As of December 31, 2017, remaining amortization expense is as follows (in thousands):

2018	$4,649
2019	4,146
2020	3,236
2021	2,753
2022	1,794
Thereafter	9,088
$25,666

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Compensation and benefits payable	$6,673	$5,396
Property, sales, and other taxes	2,636	1,627
Customer credit balances	1,616	1,256
Accrued interest	1,690	—
Other	3,293	2,324
	$15,908	$10,603

8.	EXIT ACTIVITIES AND RESTRUCTURING

During the year ended December 31, 2017, we recorded initial exit activity charges due to ceasing use of data center space. Payments for the data center space are expected through 2019.

During the year ended December 31, 2016, our new management team launched a series of turnaround initiatives designed to improve profitable growth. This included an initial round of cost cuts which resulted in restructuring charges for severance due to reduction in headcount. We also incurred initial restructuring charges for ceasing use of office facilities. Payments for severance are substantially complete and payments for the office facilities are expected through 2020.

During the year ended December 31, 2015, we recorded initial exit activity charges primarily due to the termination of contracts, with payments expected primarily through 2020, and subsequent plan adjustments in sublease income assumptions for properties included in our previously-disclosed plans, with payments expected through 2019.

The following table displays the transactions and balances for exit activities and restructuring charges (in thousands). We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015. Our real estate obligations are substantially related to our INAP COLO segment. Severance is spread across both reportable segments.

	Balance December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2017
Activity for 2017 restructuring charge:
Real estate obligations	$—	$3,359	$1,741	$(1,720)	$3,380
Activity for 2016 restructuring charge:
Severance	1,911	—	957	(2,822)	46
Real estate obligations	933	—	82	(768)	247
Activity for 2015 restructuring charge:
Real estate obligation	111	—	—	(47)	64
Service contracts	565	—	21	(198)	388
Activity for 2014 restructuring charge:
Real estate obligations	1,183	—	131	(623)	691
	$4,703	$3,359	$2,932	$(6,178)	$4,816

	Balance December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2016
Activity for 2016 restructuring charge:
Severance	$—	$2,444	$—	$(533)	$1,911
Real estate obligations	—	1,082	14	(163)	933
Service contracts	—	42	(21)	(21)	—
Activity for 2015 restructuring charge:
Real estate obligation	164	—	(13)	(40)	111
Service contracts	843	—	9	(287)	565
Activity for 2014 restructuring charge:
Real estate obligations	1,701	—	104	(622)	1,183
Activity for 2007 restructuring charge:
Real estate obligation	1,170	—	747	(1,917)	—
	$3,878	$3,568	$840	$(3,583)	$4,703

	Balance December 31, 2014	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2015
Activity for 2015 restructuring charge:
Real estate obligations	$—	$270	$—	$(106)	$164
Service contracts	—	1,268	—	(425)	843
Activity for 2014 restructuring charge:
Real estate obligation	2,010	—	244	(553)	1,701
Activity for 2007 restructuring charge:
Real estate obligation	2,325	—	660	(1,815)	1,170
Other	175	—	(6)	(169)	—
	$4,510	$1,538	$898	$(3,068)	$3,878

9.	DERIVATIVES

Foreign Currency Contracts

During 2015, we entered into foreign currency contracts to mitigate the risk of a portion of our Canadian employee benefit expense. These contracts hedge foreign exchange variations between the United States and Canadian dollar and committed us to purchase a total of $6.0 million Canadian dollars at an exchange rate of 1.268 through June 2016 and $12.0 million Canadian dollars at 1.2855 through June 2017. As of December 31, 2017, there were no open foreign currency contracts. As of December 31, 2016, the fair value of our foreign currency contracts was $0.2 million and was included in “Other current liabilities” in the accompanying consolidated balance sheets. The fair value was calculated as the present value of the estimated future cash flows using an appropriate interest rate curve with adjustment for counterparty credit risk.

The activity of the foreign currency contracts was as follows (in thousands):

	December 31,
	2017	2016
Unrealized gain, net of less than $0.1 million and $0.2 million income tax, included in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets	$145	$600

Realized loss on effective portion, included as compensation expense primarily in “Direct costs of customer support” and “Sales, general and administrative” in the accompanying consolidated statements of operations and comprehensive loss	(171)	328

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

During the year ended December 31, 2016, we recorded the effective portion of the change in fair value of our interest rate swap in “Accumulated items of other comprehensive loss” in the accompanying consolidated balance sheets. We did not recognize any hedge ineffectiveness during the year ended December 31, 2016. We reclassified amounts reported in “Accumulated items of other comprehensive loss” related to our interest rate swaps to “Interest expense” in our accompanying consolidated statements of operations and comprehensive loss as we accrued interest payments on our variable-rate debt.

During the year ended December 31, 2016, the activity of our interest rate swap is summarized as follows (in thousands):

Gain recorded as the effective portion of the change in fair value	$728
Interest payments reclassified as an increase to interest expense	790

During the year ended December 31, 2017, there were no interest rate swap agreements or activity.

10.	COMMITMENTS, CONTINGENCIES AND LITIGATION

New Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility ("2017 term loan") and a $25 million revolving credit facility (" 2017 revolving credit facility"). The proceeds of the term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain potions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million are prepaid debt issuance costs related to the revolving credit facility and will be amortized over the term of the revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility.

The maturity date of the term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of December 31, 2017, the balance of the term loan and the revolver was $298.5 million and $5.0 million, respectively. As of December 31, 2017, the interest rate on the 2017 term loan and the revolver was 8.4% and 10.3%, respectively.

Borrowings under the amended credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the revolving credit facility is 4.5%for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 5.50% for loans bearing interest calculated using the adjusted LIBOR rate (“Adjusted LIBOR Loans”). The applicable margin for loans under the term loan is 5.00% for Base Rate Loans and 6.00% for Adjusted LIBOR Rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the Lenders extending the revolving credit facility are subject to various conditions, as set forth in the credit agreement.

First Amendment

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

Previous Credit Agreement

During 2013, we entered into a $350 million credit agreement (the “previous credit agreement”), which provides for a senior secured first lien term loan facility of an initial $300 million (“term loan”) and a second secured first lien revolving credit facility of $50 million (“revolving credit facility”). The revolving credit facility is due November 26, 2018. The term loan is due in installments of $750,000 on the last day of each fiscal quarter, with the remaining unpaid balance due November 26, 2019.

Second Amendment

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

Third Amendment

During the three months ended March 31, 2017, we entered into an amendment to our previous credit agreement, which, among other things, amended the credit agreement (i) to make each of the interest coverage ratio and leverage ratio covenants less restrictive and (ii) to decrease the maximum level of permitted capital expenditures. We paid a one-time aggregate fee of $2.6 million to the lenders for the Third Amendment, which we recorded as a debt discount of $2.2 million related to the term loan and prepaid debt issuance costs of $0.4 million related to the revolving credit facility. In addition, we paid $0.3 million in third-party fees, which we recorded as expense of $0.3 million related to the term loan and as prepaid debt issuance costs of less than $0.1 million related to the previous revolving credit facility.

The Third Amendment was effective on February 28, 2017, upon the closing of the equity sale, which is described in note 15 "Equity" below. The effectiveness of the covenant amendments was conditioned on the Company completing one or more equity offerings on or before June 30, 2017 for gross cash proceeds of not less than $40 million, and net cash proceeds of not less than $37 million and the application of the net cash proceeds to the repayment of indebtedness under the previous agreement. The Company paid a fee of approximately $0.9 million to the lenders on January 26, 2017 and paid an additional fee of $1.6 million on February 28, 2017. Absent the Third Amendment, we may not have been able to comply with our covenants in the previous agreement.

A summary of our credit agreement as of December 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	December 31,
	2017	2016
Outstanding principal balance on the term loan, less unamortized discount and prepaid costs of $9.8 million and $6.8 million, respectively	$288,712	$284,178
Outstanding balance on the revolving credit facility	5,000	35,500
Letters of credit issued with proceeds from revolving credit facility	5,361	4,209
Borrowing capacity	14,639	10,291
Interest rate – term loan	8.4%	7.0%
Interest rate – revolving credit facility	10.3%	6.1%

Maturities of the term loan are as follows:
		$3,000
2019		3,000
2020		3,000
2021		3,000
2022		286,500
		$298,500

The terms of our 2017 Credit Agreement specify certain events which would be considered an event of default. These events include if we do not comply with the financial covenants, a failure to make a payment under the credit agreement, a change of control of the Company or other proceedings related to insolvency. Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the credit facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower.

The credit agreement, as amended, includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures.

The table below sets forth information with respect to the current financial covenants as of December 31, 2017.

	Covenants Requirements
Maximum total leverage ratio (the ratio of Consolidated Indebtedness to Consolidated EBITDA as defined in the 2017 Credit Agreement) should be equal to or less than:	5.9	(1)
Minimum consolidated interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the 2017 Credit Agreement) should be equal to or greater than:	2.0	(2)

	2017 Annual Limit	Twelve Months Ended December 31, 2017
Limitation on capital expenditures	No limit	$36 million

(1)
The maximum total leverage ratio decreases to 5.9 to 1 as of March 1, 2018, 5.9 to 1 as of June 30, 2018, 5.9 to 1 as of September 30, 2018, 5.9 to 1 as of December 31, 2018, 5.9 to 1 as of March 31, 2019, 5.9 to 1 as of June 30, 2019, 5.5 to 1 as of September 30, 2019, 5.5 to 1 as of December 31, 2019, 5.5 to 1 March 31, 2020, 5.25 to 1 as of June 30, 2020, 5.25 to 1 September 30, 2020, 4.75 to 1 as of December 31, 2020, 4.75 to 1 as of March 31, 2021, 4.75 to 1 as of June 30, 2021 and 4.5 to 1 as of September 30, 2021 and thereafter.

(2)
The minimum consolidated interest coverage ratio increases to 2.00 to 1 as of March 31, 2018, 2.00 to 1 as of June 30, 2018, 2.00 to 1 as of September 30, 2018, 2.00 to 1 as of December 31, 2018, 2.00 to 1 as of March 31, 2019, 2.00 to 1 as of June 30, 2019, 2.00 to 1 September 30, 2019, 2.00 to 1 as of December 31, 2019, 2.00 to 1 as of March 31, 2020, 2.00 to 1 as of June 30, 2020, 2.00 to 1 as of September 30, 2020, 2.25 to 1 December 31, 2020, 2.25 to 1 as of March 31, 2021, 2.25 to 1 as of June 30, 2021, 2.25 to 1 as of September 30, 2021 and thereafter.

Asset Retirement Obligations

In prior years, we recorded asset retirement obligations (“ARO”) related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities on these properties in order to record the ARO and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2017 and 2016, the balance of the present value ARO was $1.9 million and $2.8 million. For the balance at December 31, 2017, $0.2 million and $1.7 million were included in "Other current liabilities" and “Other long-term liabilities,” respectively, in the consolidated balance sheets. At December 31, 2016, the entire balance was included in "Other long-term liabilities." We included all asset retirement costs in “Property and equipment, net” in the consolidated balance sheets as of December 31, 2017 and 2016, and depreciated those costs using the straight-line method over the remaining term of the related lease.

We have other capital lease agreements that require us to decommission physical space for which we have not yet recorded an ARO. Due to the uncertainty of specific decommissioning obligations, timing and related costs, we cannot reasonably estimate an ARO for these properties and we have not recorded a liability at this time for such properties.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease or the fair value of the assets held under capital leases. As of December 31, 2017, our capital leases had expiration dates ranging from 2017 to 2039.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2017, are as follows (in thousands):

2018	$32,511
2019	31,021
2020	26,754
2021	26,350
2022	24,346
Thereafter	434,947
Remaining capital lease payments	575,929
Less: amounts representing imputed interest	(340,469)
Present value of minimum lease payments	235,460
Less: current portion	(11,711)
$223,749

Operating Leases

We have entered into leases for data center, private network access points (“POPS”) and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2017 (in thousands):

2018	$11,700
2019	5,077
2020	2,538
2021	2,467
2022	2,523
Thereafter	3,492
$27,797

Rent expense was $15.6 million, $21.8 million and $21.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2017 (in thousands):

2018	$2,357
2019	1,221
2020	131
2021	—
2022	—
Thereafter	—
$3,709

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

Operating Segment Information

Effective January 1, 2017, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance.  As a result, we now report our financial performance based on our two new reportable segments, INAP COLO and INAP CLOUD, as follows:

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

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
INAP COLO	$209,580	$221,678	$234,859
INAP CLOUD	71,138	76,619	83,434
Total revenues	280,718	298,297	318,293

Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	89,240	105,620	111,765
INAP CLOUD	16,977	18,635	19,675
Total costs of sales and services, exclusive of depreciation and amortization	106,217	124,255	131,440

Segment profit:
INAP COLO	120,340	116,058	123,094
INAP CLOUD	54,161	57,984	63,759
Total segment profit	174,501	174,042	186,853

Goodwill impairment	—	80,105	—
Exit activities, restructuring and impairments	6,249	7,236	2,278
Other operating expenses, including direct costs of customer support, depreciation and amortization	163,478	179,770	210,470
Income (loss) from operations	4,774	(93,070)	(25,895)
Non-operating expenses	51,001	31,312	26,408
Loss before income taxes, non-controlling interest and equity in earnings of equity-method investment	$(46,227)	$(124,382)	$(52,303)

Total assets by segment are as follows (in thousands):

	December 31,
	2017	2016
INAP COLO	$398,231	$224,540
INAP CLOUD	173,691	192,684
Corporate	14,603	13,391
	$586,525	$430,615

We present goodwill by segment in Note 6, and as discussed in that note, we did not record an impairment charge during the year ended December 31, 2017. However, we did record an impairment charge during the year ended December 31, 2016.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
United States	$220,018	$231,943	$245,853
Canada	38,750	44,206	47,021
Other countries	21,950	22,148	25,419
	$280,718	$298,297	$318,293

Net property and equipment, by country with assets over 10% of total property and equipment, is as follows (in thousands):

	December 31,
	2017	2016
United States	$417,936	$260,788
Canada	34,296	36,495
Other countries	6,333	5,397
	$458,565	$302,680

12.	STOCK-BASED COMPENSATION PLANS

We have granted employees options to purchase shares of our common stock and issued shares of restricted common stock subject to vesting. We measure stock-based compensation cost at the grant date based on the calculated fair value of the option or award. We recognize the expense over the employees’ requisite service period, generally the vesting period of the option or award. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model. Stock option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2017	2016	2015
Costs of customer support	$167	$1,159	$1,901
Sales, general and administrative	2,873	3,838	6,880
	$3,040	$4,997	$8,781

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the year ended December 31, 2017, an immaterial amount of stock-based compensation was capitalized. During the years ended December 31, 2016 and 2015, we capitalized $0.2 million and $0.3 million, respectively, of stock-based compensation.

During the year ended December 31, 2017, there was no option grants under our stock-based compensation plans. The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the years ended December 31, 2016 and 2015, were expected terms of 4.7 and 4.5 years, respectively; historical volatilities of 45% and 40%, respectively; risk free interest rates of 1.2% and 1.4%, respectively and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $3.13 and $12.93 during the years ended December 31, 2016 and 2015, respectively. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our 2017 Stock Incentive Plan (the “2017 Plan”), we may issue restricted stock and restricted stock units to eligible employees and directors to promote interest of the Company.

The compensation committee of our board of directors administers the 2017 Plan. As of December 31, 2017, 0.8 million shares of stock were available for issuance. Conditions, if any, under which stock will be issued under stock grants or cash or stock will be paid under restricted stock units and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2017 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee. The minimum vesting period over which stock award shall vest is one year from the date the award is granted. If awards are performance-based, unless otherwise determined by the compensation committee, stock awards to covered employees will be designed to comply with the performance goals. In such case, the level of vesting of the award will depend on the attainment of one or more performance goals. No participant in any calendar year shall be granted stock awards with respect to more than 350,000 shares of stock. Under the 2017 Plan only full value shares in the form of restricted stock and restricted stock units will be available for grant.  Shares of common stock that are delivered by the grantee or withheld by us as payment of the tax withholding obligation in connection with any award will not be returned to the share reserve and will not be available for future awards. Shares subject to awards that have been canceled, forfeited or otherwise not issued under an award and shares subject to awards settled in cash would not count as shares issued under the 2017 Plan.

During 2017, 2016 and 2015, the total value of the equity grants received by all non-employee directors was $1.1 million, $0.4 million and $0.6 million, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2017 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2016	795	$27.80
Granted	—	—
Exercised	(49)	8.80
Forfeitures and post-vesting cancellations	(430)	31.72
Balance, December 31, 2017	316	25.40
Exercisable, December 31, 2017	277	26.25

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2017 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	277	316
Weighted-average exercise price	$26.25	$25.40
Aggregate intrinsic value	$—	$—
Weighted-average remaining contractual term (in years)	3.9	4.4

The total intrinsic value of stock options exercised was $0.4 million, $0.1 million and $2.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. None of our stock options or the underlying shares are subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2017 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2016	555	$4.52
Granted	483	$6.20
Vested	(172)	$8.63
Forfeited	(106)	$9.00
Unvested balance, December 31, 2017	760	$4.03

The total fair value of restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $1.5 million and $4.6 million, respectively. At December 31, 2017, the total intrinsic value of all unvested restricted stock was $11.9 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2017 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$241	$2,972	$3,213
Weighted-average remaining recognition period (in years)	2.51	1.87	1.92

13.	EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.4 million for the year ended December 31, 2017 and $0.8 million for the years ended December 31, 2016 and 2015.

14.	INCOME TAXES

The loss from continuing operations before income taxes, non-controlling interest and equity in (earnings) of equity-method investment is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(46,648)	$(120,553)	$(31,572)
Foreign	421	(3,829)	(20,731)
Loss from continuing operations before income taxes, non-controlling interest and equity in (earnings) of equity-method investment	$(46,227)	$(124,382)	$(52,303)

The current and deferred income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(730)	$(15)	$—
State	123	155	152
Foreign	507	61	158
	(100)	201	310
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	353	329	(3,970)
	353	329	(3,970)
Provision (benefit) for income taxes	$253	$530	$(3,660)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax benefit is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
Foreign income tax	0.5	0.7	4.0
State income tax	(5.0)	(5.0)	(4.0)
Other permanent differences	0.4	0.2	—
Statutory tax rate change - Deferred - Tax Reform Act	(128.4)	(3.2)	—
Statutory tax rate change - Valuation Allowance - Tax Reform Act	128.4	—	—
Compensation	—	3.0	3.0
Goodwill impairment	—	25.2	—
Refundable AMT credit	(1.5)	—
Change in valuation allowance	40.1	13.5	24.0
Effective tax rate	0.5%	0.4%	(7.0)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2017	2016
Long-term deferred income tax (liabilities) assets:
Property and equipment	$43,554	$57,161
Goodwill	1,392	2,525
Intangible assets	(22,021)	(22,958)
Deferred revenue, less current portion	1,834	2,809
Restructuring liability, less current portion	1,282	1,839
Refinance	(374)	(3,054)
Deferred rent	639	2,737
Stock-based compensation	911	3,079
Provision for doubtful accounts	1,772	1,449
U.S. net operating loss carryforwards	89,117	102,408
Foreign net operating loss carryforwards, less current portion	8,053	9,324
Tax credit carryforwards	2,812	3,616
Other	2,090	2,417
Long-term deferred income tax assets	131,061	163,352
Less: valuation allowance	(132,712)	(164,865)
Net long-term deferred income tax (liabilities) assets	(1,651)	(1,513)

Net deferred tax liabilities	$1,651	$1,513

As of December 31, 2017, we have U.S. net operating loss carryforwards for federal tax purposes of $334.6 million that will expire in tax years 2018 through 2037. Of the total U.S. net operating loss carryforwards, $27.7 million of net operating losses related to the deduction of stock-based compensation. This amount was included in the financial statement balance of U.S net operating loss carryforwards upon the adoption of ASU 2016-09 related to employee share-based payments. In addition, research and development tax, foreign tax and state and local tax credits carryforwards of approximately $0.5 million. Research and development credits will begin to expire in 2027. Finally, we have foreign net operating loss carryforwards of approximately $37.8 million that are currently subject to annual expiration.

We determined that through December 31, 2017, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code (“Section 382”). Therefore, as of December 31, 2017, no additional material limitations existed on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the H.R.1 (the "Act”) resulting in significant modifications to existing law. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

The Company has substantially completed the accounting for the effects of the Act during the period ended December 31, 2017 except for the potential impact of the taxation of global intangible low-taxed income. The Company believes that an adjustment is not required related to the one-timed deemed repatriation transition tax on unrepatriated foreign earnings. The Company’s position is based on information currently available, including tax earnings and profits from foreign investments.

The FASB Staff also provided additional guidance to address the accounting for the taxation of global intangible low-taxed income (“GILTI”). FASB determined that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the GILTI tax expense in the year it is incurred. We have not completed our analysis of the effects of the GILTI provisions and will finalize our accounting policy election within the measurement period provided under SAB 118.

Accounting for the remaining income tax effects of the Act which impact our tax provision has been completed as of the current year and included in the Company’s financial statements as of December 31, 2017. As a result of the Act, the Company has recorded the impact of the remeasurement of deferred tax assets and liabilities from 35% to 21%, along with the offsetting adjustment to our valuation allowance including a decrease to the valuation allowance of $.7 million related to the Alternative Minimum Tax credit carryforwards that are expected to be refundable.

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2017, we continued to maintain a valuation allowance of $127.2 million against the U.S. deferred tax asset and $5.5 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, January 1,	$164,865	$148,310	$136,017
Increase in deferred tax assets	27,183	16,555	12,293
Remeasurement in deferred tax assets	(59,336)	—	—
Balance, December 31,	$132,712	$164,865	$148,310

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

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits balance, January 1,	$187	$—	$408
Addition for tax positions taken in a prior year	162	187	—
Deduction for tax positions taken in a prior year	(187)	—	(408)
Unrecognized tax benefits balance, December 31,	$162	$187	$—

During 2017, we recorded $0.2 million of additional unrecognized tax benefits related to foreign exchange losses. During 2013, we recorded $0.4 million of additional unrecognized tax benefits through purchase accounting from the iWeb acquisition related to participation interest deducted in a prior year. No uncertain tax positions were recorded during 2014. During 2015, the statute of limitation for the iWeb uncertain tax position expired. Accordingly, this amount was removed from the uncertain tax position balance. During 2017, the statute of limitation for the 2016 tax benefit for Internap Network Services B.V. expired. Also during 2017, an uncertain tax position was recorded for Internap Network Services Canada for withholding tax required for annual intercompany royalty charges from Internap Corporation.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of “Provision (benefit) for income taxes.” As of December 31, 2017 and 2016, we had an accrual of less than $0.1 million for interest and penalties related to uncertain tax positions and zero at December 31, 2015.

Our U.S. federal and state income tax returns remain open to examination for the tax years 2015 through 2016; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2016. Returns filed in other jurisdictions are generally subject to examination for years prior to 2016.

15.	EQUITY

Securities Purchase Agreement

On February 22, 2017, we into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of 5,950,712 shares of the Company’s common stock at a price of $7.24 per share, for the aggregate purchase price of $43.1 million, which closed on February 27, 2017. Conditions for the Securities Purchase Agreement included the following: (i) a requirement for the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day “lock-up” period whereby the Company is restricted from certain sales of equity securities and (iii) a requirement for the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $39.2 million of the proceeds to pay down our debt, as described in Note 10.

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

Reverse Stock Split

On November 16, 2017, the Company filed a Certificate of Amendment of the Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-4 reverse stock split of the shares of our common stock, either issued and outstanding or held by the Company as treasury stock, effective as of 5:00 p.m. (Delaware time) on November 20, 2017 (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, every four shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share.

All prior year share amounts and per share calculations included herein have been restated to reflect the impact of the Reverse Stock Split and to provide data on a comparable basis. Such restatements include calculations regarding the Company's weighted-average shares and loss per share, as well as disclosures regarding the Company's stock-based compensation plan and share repurchase.

In addition, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options and restricted stock granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2017 Stock Incentive Plan.

16.     RELATED PARTY TRANSACTION

Effective November 1, 2016, INAP leases office space in VA from Broad Valley Capital, LLC, a company 50% owned by Mr. Aquino and 50% by Mr. Diegnan.   The lease is at-cost from Broad Valley Capital to INAP and total payment for rent, plus furniture, copier, office supplies, broadband and other in 2017 was $138,371.

17.     SUBSEQUENT EVENTS

On February 28, 2018, we acquired SingleHop, LLC, a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million in cash. The transaction was funded with an incremental term loan and cash from the balance sheet. As part of the financing, INAP obtained an amendment to its credit agreement to allow for the incremental term loan and to provide further operational flexibility under the covenants.

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent , entered into a Second Amendment to 2017 Credit Agreement. The 2018 Second Amendment, among other things, amends the 2017 Credit Agreement (i) to permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135 million to finance the Company’s pending acquisition of SingleHop LLC and to pay related fees, costs and expenses and (ii) to revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants .  The Financial Covenant Amendments became effective upon the consummation of the SingleHop Acquisition, while the other provisions of the 2018 Second Amendment became effective upon the execution and delivery of the Second Amendment.

The Company paid a fee of approximately $0.8 million to the lenders who are parties to the 2018 Second Amendment.

In 2018, INAP reorganized into a geographic-based structure and the necessary changes have taken place effective January 1, 2018.  Beginning with our first quarter, we report in two major segments (US and International) instead of the current segments (Colo and Cloud).  We made this change to better serve our customers with our product offerings and to enable a more efficient sales approach across our global footprint.

18.     UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2017 and 2016. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$72,133	$69,642	$68,907	$70,035
Costs of sales and services, exclusive of depreciation and amortization	29,045	26,429	24,945	25,798
Costs of customer support	7,264	6,133	6,237	6,122
Exit activities, restructuring and impairments	1,023	4,628	745	(148)
Net loss attributable to INAP stockholders	(8,230)	(19,283)	(10,895)	(6,934)
Basic and diluted net loss per share	$(0.51)	$(0.97)	$(0.55)	$(0.35)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$75,924	$74,315	$73,940	$74,117
Costs of sales and services, exclusive of depreciation and amortization	31,077	31,370	31,562	30,246
Costs of customer support	8,804	7,919	7,985	7,475
Goodwill impairment	—	—	78,169	1,936
Exit activities, restructuring and impairments	201	152	1,670	5,213
Net loss attributable to INAP stockholders	(9,644)	(10,693)	(91,297)	(13,110)
Basic and diluted net loss per share	$(0.75)	$(0.82)	$(7.01)	$(1.01)

INTERNAP CORPORATION
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2015

Allowance for doubtful accounts	$2,121	$1,354	$(1,724)	(1)	$1,751

Year ended December 31, 2016

Allowance for doubtful accounts	1,751	1,093	(1,598)	(1)	1,246

Year ended December 31, 2017

Allowance for doubtful accounts	1,246	1,049	(808)	(1)	1,487

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1