Form 10-Q
period 2018-03-31
Internap Corp
filed 2018-05-03
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission File Number: 001-31989

INTERNAP CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2145721
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
 12120 Sunset Hills Road, Suite 330
Reston, VA 20190
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

of May 3, 2018, 21,131,147 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

i

ITEM 1. FINANCIAL STATMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
INAP US	$57,076	$55,461
INAP INTL	17,125	16,672
Total revenues	74,201	72,133

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP US	18,435	23,547
INAP INTL	6,602	5,498
Costs of customer support	7,387	7,264
Sales, general and administrative	19,854	16,564
Depreciation and amortization	21,077	17,745
Exit activities, restructuring and impairments	(33)	1,023
Total operating costs and expenses	73,322	71,641
Income from operations	879	492

Non-operating expenses:
Interest expense	15,027	8,137
(Gain) loss on foreign currency, net	(215)	97
Total non-operating expenses	14,812	8,234

Loss before income taxes, non-controlling interest and equity in earnings of equity-method investment	(13,933)	(7,742)
Provision for income taxes	100	518
Equity in earnings of equity-method investment, net of taxes	—	(30)

Net loss	(14,033)	(8,230)
Less net income attributable to non-controlling interest	27	—
Net loss attributable to INAP stockholders	(14,060)	(8,230)

Other comprehensive income:
Foreign currency translation adjustment	61	73
Unrealized gain on foreign currency contracts	—	85
Total other comprehensive income	61	158

Comprehensive loss	$(13,999)	$(8,072)

Basic and diluted net loss per share	$(0.70)	$(0.50)

Weighted average shares outstanding used in computing basic and diluted net loss per share	20,052	16,087
 The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16,159	$14,603
Accounts receivable, net of allowance for doubtful accounts of $1,700 and $1,487, respectively	17,524	17,794
Contract assets	7,131	—
Prepaid expenses and other assets	8,690	8,673
Total current assets	49,504	41,070

Property and equipment, net	461,314	458,565
Intangible assets, net	79,185	25,666
Goodwill	118,077	50,209
Non-current contract assets	12,056	—
Deposits and other assets	11,784	11,015
Total assets	$731,920	$586,525

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,699	$20,388
Accrued liabilities	14,279	15,908
Deferred revenues	5,871	4,861
Capital lease obligations	10,095	11,711
Revolving credit facility	16,000	5,000
Term loan, less discount and prepaid costs of $3,539 and $2,133, respectively	818	867
Exit activities and restructuring liability	3,391	4,152
Other current liabilities	4,197	1,707
Total current liabilities	76,350	64,594

Capital lease obligations	223,549	223,749
Term loan, less discount and prepaid costs of $11,286 and $7,655, respectively	416,766	287,845
Exit activities and restructuring liability	408	664
Deferred rent	1,138	1,310
Deferred tax liability	1,841	1,651
Other long-term liabilities	3,046	7,744
Total liabilities	723,098	587,557
Commitments and contingencies (note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000 shares authorized; 21,131 and 20,804 shares outstanding, respectively	21	21
Additional paid-in capital	1,327,985	1,327,084
Treasury stock, at cost, 313 and 293 shares, respectively	(7,429)	(7,159)
Accumulated deficit	(1,313,598)	(1,323,723)
Accumulated items of other comprehensive loss	(1,263)	(1,324)
Total INAP stockholders’ deficit	5,716	(5,101)
Non-controlling interests	3,106	4,069
Total stockholders’ deficit	8,822	(1,032)
Total liabilities and stockholders’ deficit	$731,920	$586,525
 The accompanying notes are an integral part of these consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(14,033)	$(8,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,077	17,745
Loss on disposal of fixed asset	46	—
Amortization of debt discount and issuance costs	638	715
Stock-based compensation expense, net of capitalized amount	858	598
Equity in earnings of equity-method investment	2	(30)
Provision for doubtful accounts	332	301
Non-cash change in capital lease obligations	(213)	71
Non-cash change in exit activities and restructuring liability	372	980
Non-cash change in deferred rent	(252)	(423)
Deferred taxes	(30)	254
Payment of debt lender fees	(300)	(2,583)
Other, net	—	(96)
Changes in operating assets and liabilities:
Accounts receivable	864	2,096
Prepaid expenses, deposits and other assets	(467)	123
Accounts payable	(636)	(2,247)
Accrued and other liabilities	(2,904)	(180)
Deferred revenues	(138)	(510)
Exit activities and restructuring liability	(1,389)	(1,386)
Asset retirement obligation	(248)	52
Other liabilities	(52)	14
Net cash flows provided by operating activities	3,527	7,264

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,082)	(5,789)
Proceeds from disposal of property and equipment	437	—
Business acquisition, net of cash acquired	(132,143)	—
Acquisition of minority shares	(1,130)	—
Additions to acquired and developed technology	(277)	(200)
Net cash flows used in investing activities	(139,195)	(5,989)

Cash Flows from Financing Activities:
Proceeds from credit agreements	146,000	—
Proceeds from stock issuance	—	40,282
Principal payments on credit agreements	(1,089)	(39,997)
Debt issuance costs	(5,676)	—
Payments on capital lease obligations	(2,027)	(2,491)
Proceeds from exercise of stock options	31	7
Acquisition of common stock for income tax withholdings	(270)	(149)
Other, net	235	(157)
Net cash flows provided by (used in) in financing activities	137,204	(2,505)
Effect of exchange rates on cash and cash equivalents	20	15
Net increase (decrease) in cash and cash equivalents	1,556	(1,215)
Cash and cash equivalents at beginning of period	14,603	10,389
Cash and cash equivalents at end of period	$16,159	$9,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,000	$7,336
Non-cash acquisition of property and equipment under capital leases	—	290
Additions to property and equipment included in accounts payable	2,287	1,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNAP CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) provides high-performance data center services including colocation, managed hosting, cloud and network services. INAP partners with its customers, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable IT infrastructure solutions that meet the customer’s unique business requirements. INAP operates in 57 primarily Tier 3 data centers in 21 metropolitan markets and has 98 POPs around the world. INAP has over 1 million gross square feet under lease, with over 500,000 square feet of data center space.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances in the accompanying financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature, with the exception of those related to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).  Prior year amounts have been reclassified in some cases to conform to the current year presentation.

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. The accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of March 31, 2018 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2017 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the 2018 fiscal year or any future periods.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

On August 26, 2016, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018 and it did not impact our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We adopted ASU 2016-18 in the first quarter of 2018 and it did not impact our consolidated financial statements.

On January 5, 2017, the FASB issued final guidance that revises the definition of a business, ASU No. 2017-01: Clarifying the Definition of a Business (Topic 805) ("ASU 2017-01"). The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, consolidation). The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. We adopted ASU 2017-01 in the first quarter of 2018 and it did not impact our consolidated financial statements.

On May 10, 2017, the FASB issued guidance ASU No. 2017-09: Scope of Modification Accounting (Topic 718) ("ASU 2017-09"), to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted ASU 2017-9 in the first quarter of 2018 and it did not impact our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") to clarify the principles of recognizing revenue. Under this ASU, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective method. Following the adoption of ASU 2014-09, the revenue recognition for our sales arrangements remained materially consistent with our historical practice.

Together with the ASU No. 2014-09, we also adopted ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606) ("ASU 2016-10"), that amended the above new revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations. In addition, we adopted Accounting Standard Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The amendment clarified that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. It also clarified how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.

Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which requires all leases in excess of 12 months to be recognized on the balance sheet as lease assets and lease liabilities. For operating leases, a lessee is required to recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment; recognize a single lease cost over the lease term generally on a straight-line basis; and classify all cash payments within operating activities on the cash flow statement. The guidance is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted.

The Company has identified a project team and commenced an initial impact assessment process for ASU 2016-02.  We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to data and processes to be able to comply with the new requirements. Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to recognition of a right-of-use asset and lease liability. The lease liability will be initially measured at the present value of the lease payment; the asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight line expense while finance leases will result in a front-loaded expense pattern.

The Company currently plans to adopt this standard using the modified retrospective transition approach with optional practical expedients. The Company is continuing to assess all potential impacts of the standard, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any, that would result from applying the new requirements.

3.    REVENUES

Upon adoption of ASC 606, the Company applied certain transition practical expedients available for modified retrospective adoption.

The Company adopted the practical expedient for the portfolio approach of contracts with similar characteristics in which the company reasonably expects that the effects on the financial statements of applying this practical expedient to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

The Company also adopted the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which INAP recognizes revenue at the amount to which the

Company has the right to invoice for services performed, and (iii) the value for variable consideration that is applied to individual performance obligations in a series.

The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, and value added taxes).

Changes in Accounting Policies

The most significant impact of the adoption of the new standard is the requirement for incremental costs to obtain a customer, such as commissions, which previously were expensed as incurred, to be deferred and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission.

In addition, installation revenues are recognized over the initial contract life rather than over the estimated customer life, as they are not significant to the total contract and therefore do not represent a material right.

Most performance obligations, with the exception of certain sales of equipment or hardware, are satisfied over time as the customer consumes the benefits as we perform. For equipment and hardware sales, the performance obligation is satisfied when control transfers to the customer.

The Company exercised more judgment in deferring installation revenue as well as expense fulfillment and commission costs over the appropriate life. With the exception of the revenues noted above, revenue recognition remains materially consistent with historical practice. However, neither caused a material difference in the financial statement.

Adjustments to Reported Financial Statements from the Adoption

The following table presents the effect of the adoption of ASC 606 on the Company’s balance sheet as of January 1, 2018 (in thousands):

	December 31, 2017, as reported	Adjustments	January 1, 2018, as adjusted
ASSETS
Current assets:
Cash and cash equivalents	$14,603	$—	$14,603
Accounts receivable, net of allowance for doubtful accounts of $1,487	17,794	—	17,794
Prepaid expenses and other assets	8,673	6,814	15,487
Total current assets	41,070	6,814	47,884

Property and equipment, net	458,565	—	458,565
Intangible assets, net	25,666	—	25,666
Goodwill	50,209	—	50,209
Deposits and other assets	11,015	12,214	23,229
Total assets	$586,525	$19,028	$605,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,388	$—	$20,388
Accrued liabilities	15,908	—	15,908
Deferred revenues	4,861	(749)	4,112
Capital lease obligations	11,711	—	11,711
Revolving credit facility	5,000	—	5,000
Term loan, less discount and prepaid costs of $2,133	867	—	867
Exit activities and restructuring liability	4,152	—	4,152
Other current liabilities	1,707	—	1,707
Total current liabilities	64,594	(749)	63,845

Capital lease obligations	223,749	—	223,749
Term loan, less discount and prepaid costs of $7,655	287,845	—	287,845
Exit activities and restructuring liability	664	—	664
Deferred rent	1,310	—	1,310
Deferred tax liability	1,651	209	1,860
Other long-term liabilities	7,744	(4,616)	3,128
Total liabilities	587,557	(5,156)	582,401
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 30,000 shares authorized; 20,804 shares outstanding	21	—	21
Additional paid-in capital	1,327,084	—	1,327,084
Treasury stock, at cost, 293 shares	(7,159)	—	(7,159)
Accumulated deficit	(1,323,723)	24,184	(1,299,539)
Accumulated items of other comprehensive loss	(1,324)	—	(1,324)
Total INAP stockholders’ deficit	(5,101)	24,184	19,083
Non-controlling interests	4,069	—	4,069
Total stockholders’ deficit	(1,032)	24,184	23,152
Total liabilities and stockholders’ deficit	$586,525	$19,028	$605,553

Current Impact from the Adoption

In accordance with the new revenue standard requirements, the disclosure of the current period impact of adoption on our unaudited condensed consolidated statement of operations and comprehensive loss and balance sheet is as follows (in thousands, except for per share amounts):

	For the Three Months Ended March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues:
INAP US	$57,076	$56,835	$241
INAP INTL	17,125	17,125	—
Total revenues	74,201	73,960	241

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP US	18,435	18,435	—
INAP INTL	6,602	6,602	—
Costs of customer support	7,387	7,387	—
Sales, general and administrative	19,854	19,948	(94)
Depreciation and amortization	21,077	21,077	—
Exit activities, restructuring and impairments	(33)	(33)	—
Total operating costs and expenses	73,322	73,416	(94)
Income from operations	879	544	335

Non-operating expenses:
Interest expense	15,027	15,027	—
Gain on foreign currency, net	(215)	(215)	—
Total non-operating expenses	14,812	14,812	—

Loss before income taxes and non-controlling interest	(13,933)	(14,268)	335
Provision for income taxes	100	100	—

Net loss	(14,033)	(14,368)	335
Less net income attributable to non-controlling interest	27	27	—
Net loss attributable to INAP stockholders	(14,060)	(14,395)	335

Other comprehensive income:
Foreign currency translation adjustment	61	61	—

Comprehensive loss	$(13,999)	$(14,334)	$335

Basic and diluted net loss per share	$(0.70)	$(0.72)	$0.02

Weighted average shares outstanding used in computing basic and diluted net loss per share	20,052	20,052

	March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
ASSETS
Current assets:
Cash and cash equivalents	$16,159	$16,159	$—
Accounts receivable, net of allowance for doubtful accounts of $1,700	17,524	17,524	—
Contract assets	7,131	6,872	259
Prepaid expenses and other assets	8,690	8,690	—
Total current assets	49,504	49,245	259

Property and equipment, net	461,314	461,314	—
Intangible assets, net	79,185	79,185	—
Goodwill	118,077	118,077	—
Non-current contract assets	12,056	12,027	29
Deposits and other assets	11,784	11,784	—
Total assets	$731,920	$731,632	$288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,699	$21,699	$—
Accrued liabilities	14,279	14,279	—
Deferred revenues	5,871	6,062	(191)
Capital lease obligations	10,095	10,095	—
Revolving credit facility	16,000	16,000	—
Term loan, less discount and prepaid costs of $3,539	818	818	—
Exit activities and restructuring liability	3,391	3,391	—
Other current liabilities	4,197	4,197	—
Total current liabilities	76,350	76,541	(191)

Capital lease obligations	223,549	223,549	—
Term loan, less discount and prepaid costs of $11,286	416,766	416,766	—
Exit activities and restructuring liability	408	408	—
Deferred rent	1,138	1,138	—
Deferred tax liability	1,841	1,841	—
Other long-term liabilities	3,046	2,902	144
Total liabilities	723,098	723,145	(47)
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 30,000 shares authorized; 21,131 shares outstanding	21	21	—
Additional paid-in capital	1,327,985	1,327,985	—
Treasury stock, at cost, 313 shares	(7,429)	(7,429)	—
Accumulated deficit	(1,313,598)	(1,313,933)	335
Accumulated items of other comprehensive loss	(1,263)	(1,263)	—
Total INAP stockholders’ deficit	5,716	5,381	335
Non-controlling interests	3,106	3,106	—
Total stockholders’ deficit	8,822	8,487	335
Total liabilities and stockholders’ deficit	$731,920	$731,632	$288

ASC 606 did not have a significant impact on the Company's unaudited condensed consolidated statement of cash flows.

The Company accounts for revenue in accordance with ASC 606. Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

The Company’s contracts with customers often include performance obligations to transfer multiple products and services to a customer. Common performance obligations of the Company include delivery of services, which are discussed in more detail below. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment by the Company.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP’s service level arrangements ("SLA"), additional usage and late fees, discounts and promotions, and customer care credits. The majority of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, we allocate the contracts transaction price to each performance obligation based on its relative standalone selling price.

The stand-alone selling price (“SSP”) is determined based on observable price. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, INAP determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

Revenue by source, with sales and usage-based taxes excluded, is as follows (in thousands, unaudited):

	Three Months Ended March 31, 2018
	INAP US	INAP INTL
Colocation	$30,936	$1,517
Network services	13,820	2,971
Cloud	12,320	12,637
	$57,076	$17,125

Revenue by geography is as follows (in thousands, unaudited):

	Three Months Ended March 31, 2018
	INAP US	INAP INTL
United States	$57,076	$—
Canada	—	9,291
Other countries	—	7,834
	$57,076	$17,125

For the three months ended March 31, 2018, revenue recognized that was included in the contract liability balance at the beginning of each year was $0.5 million.

Management expects that fulfillment costs and commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $26.3 million at March 31, 2018. Capitalized fulfillment and commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the three months ended March 31, 2018, amortization recognized was $2.9 million. There was no impairment loss in relation to the costs capitalized.

Applying the practical expedient pertaining to contract costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

4.    CHANGE IN ORGANIZATIONAL STRUCTURE

During the three months ended March 31, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our revised segment structure, described in more detail note 11 “Operating Segments.” We have reclassified prior period amounts to conform to the current presentation.

The prior year reclassifications, which did not affect total revenues, total costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$53,339	$(53,339)	$—
INAP CLOUD	18,794	(18,794)	—
INAP US	—	55,461	55,461
INAP INTL	—	16,672	16,672
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	24,806	(24,806)	—
INAP CLOUD	4,239	(4,239)	—
INAP US	—	23,547	23,547
INAP INTL	—	5,498	5,498

Our services, which are included within both our reportable segments, are described as follows:

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

Network

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

5. ACQUISITION

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments, liabilities assumed, and net of cash acquired. The transaction was funded with an incremental term loan and cash from the balance sheet. As part of the financing, INAP obtained an amendment to its credit agreement to allow for the incremental term loan and to provide further operational flexibility under the credit agreement covenants. The amendments to the credit agreement are described in more detail in note 8, "Debt".

SingleHop is a recognized leader in the Managed Hosting and Infrastructure as a Service (IaaS) business segment, offering highly automated and on-demand IT infrastructure. This strategic combination allows INAP to immediately offer its customers advanced products and expertise. SingleHop’s enterprise and business customers will also benefit from INAP’s North America and global presence, providing a more expansive integrated footprint.

The Company determined the preliminary fair value of the net assets acquired as follows (in thousands):

	Purchase price allocation
Cash	$2,857
Prepaid expenses and other assets	1,683
Property, plant and equipment	14,885
Other long term assets	39
Intangible assets:		Weighted Average
Noncompete Agreements	4,000	4 years
Trade name	1,700	8 years
Technology	15,100	7 years
Customer relationship	34,100	10 years
Goodwill	67,868
Total assets acquired	142,232
Accounts payable and accrued liabilities	5,098
Deferred revenue	1,600
Long term liabilities	534
Net assets acquired	$135,000

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is deductible for tax purposes.

Acquisition-related costs recognized during the three months ended March 31, 2018 including transaction costs such as legal, accounting, valuation and other professional services, were $2.5 million and are included in "Sales, general and administrative" expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Pro-Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of INAP and SingleHop as if the acquisition had occurred on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the INAP and SingleHop acquisition been completed as of January 1, 2017, and should not be taken as indicative of our future consolidated results of operations.

	Three months ended March 31, 2018 (in thousands except per share amounts)	Three months ended March 31, 2017 (in thousands except per share amounts)

Revenues	$82,172	$81,728
Net loss	$(15,667)	$(17,739)
Basic and diluted net loss per share	$(0.78)	$(0.89)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,052	19,877

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Cash and cash equivalents	$16,159	$—	$—	$16,159
Asset retirement obligations(1)	—	—	1,729	1,729

December 31, 2017
Cash and cash equivalents	14,603	—	—	14,603
Asset retirement obligations(1)	—	—	1,936	1,936

(1)
We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. At March 31, 2018, the balance is included in “Other long-term liabilities,” in the accompanying unaudited consolidated balance sheets. At December 31, 2017, $0.2 million and $1.7 million were included in "Other current liabilities" and "Other long-term liabilities," respectively, in the accompanying unaudited consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended March 31, 2018 (in thousands):

Balance, January 1, 2018	$1,936
Accretion	41
Payments	(248)
Balance, March 31, 2018	$1,729

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$432,409	$435,934	$298,500	$301,485
Revolving credit facility	16,000	16,130	5,000	5,050

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the three months ended March 31, 2018, we changed our operating segments, as discussed in note 4 “Change in Organizational Structure,” and, subsequently, our reporting units. We now have seven reporting units: US Colocation, US Cloud, US Network, INT Colocation, INT Cloud, INT Network, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

During the three months ended March 31, 2018, our goodwill activity is as follows (in thousands):

	December 31, 2017	Re-allocations	SingleHop Acquisition (note 5)	March 31, 2018
Operating segments:
INAP COLO	$6,003	$(6,003)	$—	$—
INAP CLOUD	44,206	(44,206)	—	—
INAP US	—	28,304	67,868	96,172
INAP INTL	—	21,905	—	21,905
Total	$50,209	$—	$67,868	$118,077

Other Intangible Assets

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	AccumulatedAmortization	Gross Carrying Amount	AccumulatedAmortization
Acquired and developed technology	$68,269	$(48,766)	$52,825	$(48,063)
Customer relationships, trade names and noncompete	110,850	(51,168)	71,116	(50,212)
	$179,119	$(99,934)	$123,941	$(98,275)

During the three months ended March 31, 2018 and 2017, amortization expense for intangible assets was $1.7 million and $1.1 million, respectively. As of March 31, 2018, remaining amortization expenses is as follows (in thousands):

Nine months remaining in 2018	$8,636
2019	10,941
2020	10,031
2021	9,548
2022	7,839
Thereafter	32,190
$79,185

8.    DEBT

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility ("2017 term loan") and a $25 million revolving credit facility (the "2017 revolving credit facility"). The proceeds of the term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million are prepaid debt issuance costs related to the revolving credit facility and will be amortized over the term of the revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of March 31, 2018, the balance of the term loan and the revolver was $432.4 million and $16.0 million, respectively. As of March 31, 2018, the interest rate on the 2017 term loan and the revolver was 8.72% and 8.88%, respectively.

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

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement (i) to permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses and (ii) to revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the 2018 Second Amendment became effective upon the execution and delivery of the Second Amendment.  At March 31, 2018, the Company has been in compliance with the covenants.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the loan.

Third Amendment

On February 28, 2018, INAP entered into the Incremental and Third Amendment to the Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Third Amendment”).  The Third Amendment provides for a new incremental term loan facility under the 2017 Credit Agreement of $135 million (the “Incremental Term Loan”). The Incremental Term Loan has terms and conditions identical to the existing loans under the 2017 Credit Agreement, as amended.  Proceeds of the Incremental Term Loan were used to complete the acquisition of SingleHop and to pay fees, costs and expenses related to the acquisition, the Third Amendment and the Incremental Term Loan. This transaction was considered a modification.

A total of $5.0 million was paid for debt issuance costs related to the First Amendment. Of the $5.0 million in costs paid, $0.1 million related to the payment of legal and professional which were expensed, $4.9 million related to term loan lender fees and will be amortized over the term of the loan.

9.    EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During the three months ended March 31, 2018, we recorded initial exit activity charges due to ceasing use of office space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017.

The following table displays the transactions and balances for exit activities and restructuring charges during the three months ended March 31, 2018 and 2017 (in thousands). Our real estate and severance obligations are substantially related to our INAP US segment.

	Balance December 31, 2017	Initial Charges	Plan Adjustments	Cash Payments	Balance March 31, 2018
Activity for 2018 restructuring charge:
Real estate obligations	$—	$171	$9	$(23)	$157
Activity for 2017 restructuring charge:
Real estate obligations	3,380	—	72	(1,020)	2,432
Activity for 2016 restructuring charge:
Severance	46	—	34	(34)	46
Real estate obligations	247	—	7	(38)	216
Activity for 2015 restructuring charge:
Real estate obligation	64	—	12	(22)	54
Service contracts	388	—	8	(50)	346
Activity for 2014 restructuring charge:
Real estate obligation	691	—	59	(202)	548
	$4,816	$171	$201	$(1,389)	$3,799

	Balance December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	Balance March 31, 2017
Activity for 2016 restructuring charge:
Real estate obligations	$1,911	$—	$566	$(993)	$1,484
Service contracts	933	—	378	(187)	1,124
Activity for 2015 restructuring charge:
Real estate obligation	111	—	(4)	(7)	100
Service contracts	565	—	5	(49)	521
Activity for 2014 restructuring charge:
Real estate obligations	1,183	—	34	(150)	1,067
	$4,703	$—	$979	$(1,386)	$4,296

10.    COMMITMENTS, CONTINGENCIES AND LITIGATION

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

11.    OPERATING SEGMENTS

The Company has two reportable segments: INAP US and INAP INTL. These segments are comprised of strategic businesses that are defined by the location of the service offerings. Our INAP US segment consists of US Colocation, US Cloud, and US Network services based in the United States. Our INAP INTL segment consists of these same services based in countries other than the United States, and Ubersmith.

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

Our services, which are included within both our reportable segments, are described as follows:

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

Network

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

The following table provides segment results with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
INAP US	$57,076	$55,461
INAP INTL	17,125	16,672
Total revenues	74,201	72,133

Cost of sales and services, customer support and sales and marketing:
INAP US	30,537	35,457
INAP INTL	11,133	9,002
Total costs of sales and services, customer support and sales and marketing	41,670	44,459

Segment profit:
INAP US	26,539	20,004
INAP INTL	5,992	7,670
Total segment profit	32,531	27,674

Exit activities, restructuring and impairments	(33)	1,023
Other operating expenses, including general and administrative and depreciation and amortization expenses	31,685	26,159
Income from operations	879	492
Non-operating expenses	14,812	8,234
Loss before income taxes and non-controlling interest	$(13,933)	$(7,742)

The CODM does not manage the operating segments based on asset allocations. Therefore, assets by operating segment have not been provided.

12. NET LOSS PER SHARE

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss	$(14,033)	$(8,230)
Less net income attributable to non-controlling stockholders	27	—
Net loss attributable to common stock	$(14,060)	$(8,230)
Weighted average shares outstanding, basic and diluted	20,052	16,087

Net loss per share, basic and diluted	$(0.70)	$(0.50)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	1,336	1,385

13. SUBSEQUENT EVENTS

On April 9, 2018, the Company entered into the Fourth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Fourth Amendment”).  The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%.

In addition, the Fourth Amendment amends the 2017 Credit Agreement such that if the Company incurs a “Repricing Event” (as defined in the 2017 Credit Agreement), before October 9, 2018, then the Company will incur a 1.0% prepayment premium on any term loans that are subject to such Repricing Event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “INAP.” or “the Company” refers to Internap Corporation and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements related to sales, improved profitability, margin expansion, operations improvement, cost reductions, participation in strategic transactions, our expectations for 2018 revenue, Adjusted EBITDA, capital expenditures and Adjusted EBITDA less Capex. Our ability to achieve these forward-looking statements is based on certain assumptions, including our ability to execute on our business strategy, leveraging of multiple routes to market, expanded brand awareness for high-performance Internet infrastructure services and customer churn levels. These assumptions may prove inaccurate in the future. Because such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, there are important factors that could cause INAP’s actual results to differ materially from those expressed or implied in the forward-looking statements, due to a variety of important factors.

Such important factors include, without limitation: our ability to execute on our business strategy to drive growth while reducing costs; our ability to maintain current customers and obtain new ones, whether in a cost-effective manner or at all; the robustness of the IT infrastructure services market; our ability to achieve or sustain profitability; our ability to expand margins and drive higher returns on investment; our ability to sell into new and existing data center space; the actual performance of our IT infrastructure services and improving operations; our ability to correctly forecast capital needs, demand planning and space utilization; our ability to respond successfully to technological change and the resulting competition; the geographic concentration of the Company’s data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; ability to identify any suitable strategic transactions; ability to realize anticipated revenue, growth, synergies and cost savings from the acquisition of SingleHop; INAP's ability to successfully integrate SingleHop’s sales, operations, technology, and products generally; the availability of services from Internet network service providers or network service providers providing network access loops and local loops on favorable terms, or at all; failure of third party suppliers to deliver their products and services on favorable terms, or at all; failures in our network operations centers, data centers, network access points or computer systems; our ability to provide or improve Internet infrastructure services to our customers; our ability to protect our intellectual property; our substantial amount of indebtedness, our possibility to raise additional capital when needed, on attractive terms, or at all, our ability to service existing debt or maintain compliance with financial and other covenants contained in our credit agreement; our compliance with and changes in complex laws and regulations in the U.S. and internationally; our ability to attract and retain qualified management and other personnel; and volatility in the trading price of INAP common stock.

These risks and other important factors discussed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), and our other reports filed with the SEC could cause actual results to differ materially from those indicated by the forward-looking statements made in this press release.

Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements attributable to INAP or persons acting on its behalf are expressly qualified in their entirety by the foregoing forward-looking statements. All such statements speak only as of the date made, and INAP undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

INAP provides high-performance data center services including colocation, managed hosting, cloud and network services. INAP partners with its customers, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable IT infrastructure solutions that meet the customer’s unique business requirements. INAP operates in 57 primarily Tier 3 data centers in 21 metropolitan markets and has 98 POPs around the world. INAP has over 1 million gross square feet under lease, with over 500,000 square feet of data center space.

Change in Organizational Structure

During the three months ended March 31, 2018, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our two revised segments, INAP US and INAP INTL. The new operating segments are described in note 11 “Operating Segments” in the accompanying consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 2 "Recent Accounting Pronouncements" in the accompanying consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2018 and 2017

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Revenues:
INAP US	$57,076	$55,461	$1,615	3%
INAP INTL	17,125	16,672	453	3%
Total revenues	74,201	72,133	2,068	3%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP US	18,435	23,547	(5,112)	(22)%
INAP INTL	6,602	5,498	1,104	20%
Costs of customer support	7,387	7,264	123	2%
Sales, general and administrative	19,854	16,564	3,290	20%
Depreciation and amortization	21,077	17,745	3,332	19%
Exit activities, restructuring and impairments	(33)	1,023	(1,056)	(103)%
Total operating costs and expenses	73,322	71,641	1,681	2%
Income from operations	$879	$492	$387	79%

Interest expense	$15,027	$8,137	$6,890	85%

INAP US

Revenues for our INAP US segment increased 3% to $57.1 million for the three months ended March 31, 2018, compared to $55.5 million for the same period in 2017. The increase was primarily due to $3.9 million of revenue from SingleHop, acquired in February 2018, and $2.0 million of revenue from our Atlanta data center, partially offset by the repricing of certain customers of $4.3 million.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, decreased 22%, to $18.4 million for the three months ended March 31, 2018, compared to $23.5 million for the same period in 2017. The decrease was primarily due to $5.0 million of costs related to conversion of operating leases to capital leases, $0.7 million from lower sales volume and $0.4 million of costs savings initiatives, partially offset by $1.2 million of costs from SingleHop.

INAP INTL

Revenues for our INAP INTL segment increased 3% to $17.1 million for the three months ended March 31, 2018, compared to
$16.7 million for the same period in 2017. The increase was primarily due to $2.0 million of revenue from the INAP Japan consolidation and $0.3 million from SingleHop, partially offset by the repricing of certain customers of $1.9 million.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, increased 20%, to $6.6 million for the three months ended March 31, 2018, compared to $5.5 million for the same period in 2017. The increase was primarily due to $1.1 million of costs from INAP Japan.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $16.5 million for the three months ended March 31, 2018, compared to $14.8 million for the same period in 2017. The change was primarily due to a $0.9 million increase in cash-based compensation, a $0.5 million increase in bonus accrual and a $0.3 million increase in stock-based compensation.

Stock-based compensation, net of amount capitalized, increased to $0.9 million during the three months ended March 31, 2018, from $0.6 million during the same period in 2017. The increase is primarily due to increases in awards granted. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs of customer support	$46	$62
Sales, general and administrative	812	536
	$858	$598

Costs of Customer Support. Costs of customer support increased to $7.4 million during the three months ended March 31, 2018 compared to $7.3 million during the same period in 2017. The increase was primarily due to higher cash-based compensation.

Sales, General and Administrative. Sales, general and administrative costs increased to $19.9 million during the three months ended March 31, 2018 compared to $16.6 million during the same period in 2017. The increase was primarily due to $2.5 million in acquisition costs, $0.6 million in increased facility costs, $0.5 million in higher cash-based compensation, a $0.3 million increase in stock-based compensation, a $0.3 million decrease in software costs that were capitalized (resulting in increased compensation costs in SG&A), offset by a $0.4 million decrease in tax and license fees.

Depreciation and Amortization. Depreciation and amortization increased to $21.1 million during the three months ended March 31, 2018, compared to $17.7 million during the same period in 2017. The increase is primarily due to the depreciation on the capital leased assets obtained during the last half of 2017.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to less than $0.1 million income during the three months ended March 31, 2018 compared to $1.0 million expense during the same period in 2017. The decrease is primarily due to severance costs and plan adjustments to sublease income assumptions during the prior period.

Interest Expense. Interest expense increased to $15.0 million during the three months ended March 31, 2018 from $8.1 million during the same period in 2017. The increase is primarily due to increased borrowings, a higher interest rate and additional interest expenses related to capital leases.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of Adjusted EBITDA to assist us in explaining underlying performance trends in our business, which we believe will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies. We define Adjusted EBITDA as GAAP net loss plus depreciation and amortization, interest expense, provision (benefit) for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, strategic alternatives and related costs, organizational realignment costs, pre-acquisition costs, non-income tax contingency and claim settlement.

As a non-GAAP financial measure, Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, income from operations or other GAAP measures as an indicator of operating performance. Our calculation of Adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles Adjusted EBITDA to net loss as presented in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2018	2017
Revenues	$74,201	$72,133

Net loss attributable to INAP stockholders	$(14,060)	$(8,230)
Non-GAAP revenue	40	—
Depreciation and amortization	21,077	17,745
Interest expense	15,027	8,137
Provision for income taxes	100	518
Other (income) expense	(215)	67
Loss (gain) on disposal of property and equipment, net	46	(97)
Exit activities, restructuring and impairments	(33)	1,023
Stock-based compensation	858	598
Acquisition costs	2,558	—
Strategic alternatives and related costs(1)	27	6
Organizational realignment costs(2)	240	287
Non-income tax contingency	—	1,500
Adjusted EBITDA	$25,665	$21,554

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017.

(2)
Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Liquidity

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of March 31, 2018, we had $3.6 million of borrowing capacity under our 2017 revolving credit facility. Together with our cash and cash equivalents, the Company’s liquidity as of March 31, 2018, was $19.7 million.

As of March 31, 2018, we had a deficit of $26.8 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $40.0 to $45.0 million in 2018, working capital needs and required payments on our credit agreement and other commitments. We intend to reduce expenses through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2018, we had a net loss attributable to INAP stockholders of $14.1 million. As of March 31, 2018, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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

Capital Resources

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provides for a $300 million term loan facility ("2017 term loan") and a $25 million revolving credit facility (the " 2017 revolving credit facility"). The proceeds of the term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

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

As of March 31, 2018, the term loan had an outstanding principal balance of $432.4 million, which we repay in $750,000 quarterly installments on the last business day of each fiscal quarter with the remaining unpaid balance due April 6, 2022. As of March 31, 2018, the 2017 revolving credit facility had an outstanding balance of $16.0 million. We have issued $5.4 million in letters of credit resulting in $3.6 million in borrowing capacity. As of March 31, 2018, the interest rate on the 2017 term loan and 2017 revolving credit facility was 8.72% and 8.88%, respectively.

The 2017 Credit Agreement contains customary financial maintenance and operating covenants, including without limitation covenants restricting the incurrence or existence of debt or liens, the making of investments, the payment of dividends and affiliate transactions. As of March 31, 2018, we were in compliance with these covenants.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement (i) to permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses and (ii) to revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the loan.

Third Amendment

On February 28, 2018, INAP entered into the Incremental and Third Amendment to the Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Third Amendment").  The Third Amendment provides for a new incremental term loan facility under the 2017 Credit Agreement of $135 million (the "Incremental Term Loan"). The Incremental Term Loan has terms and conditions identical to the existing loans under the 2017 Credit Agreement, as amended.

Proceeds of the Incremental Term Loan were used to complete the acquisition of SingleHop and to pay fees, costs and expenses related to the acquisition, the Third Amendment and the Incremental Term Loan.

A total of $5.0 million was paid for debt issuance costs related to the First Amendment. Of the $5.0 million in costs paid, $0.1 million related to the payment of legal and professional which were expensed, $4.9 million related to term loan lender fees and will be amortized over the term of the loan.

Cash Flows

Operating Activities

During the three months ended March 31, 2018, net cash provided by operating activities was $3.5 million. We generated cash from operations of $8.5 million, while changes in operating assets and liabilities used cash of $5.0 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

During the three months ended March 31, 2017, net cash provided by operating activities was $7.3 million. We generated cash from operations of $9.3 million, while changes in operating assets and liabilities used cash of $2.0 million.

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $139.2 million, primarily due to the SingleHop acquisition, capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

During the three months ended March 31, 2017, net cash used in investing activities was $6.0 million primarily due to capital expenditures related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $137.2 million, primarily due to principal payments of $3.1 million on the credit facilities and capital lease obligations, partially offset by $146 million of proceeds from the 2017 Credit Agreement.

During the three months ended March 31, 2017, net cash used in financing activities was $2.5 million, primarily due to principal payments of $42.5 million on the term loan and capital lease obligations, partially offset by $40.3 million of proceeds from the sale of common stock pursuant to the Securities Purchase Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of March 31, 2018, the balance of our long-term debt was $432.4 million on the 2017 term loan and $16.0 million on the 2017 revolving credit facility.

At March 31, 2018, the interest rate on the term loan and the revolver was 8.72% and 8.88%, respectively. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—New Credit Agreement”. We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $4.5 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of March 31, 2018, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2018, we realized foreign currency gains of $0.2 million, respectively, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of less than $0.1 million, which we included in “Other comprehensive income,” both in the accompanying consolidated statements of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC 606, Revenue from Contracts with Customers, using the modified retrospective method of adoption. The adoption of this guidance required the implementation of new accounting policies and processes which changed the Company’s internal controls over financial reporting for revenue and cost recognition, processes for calculating the cumulative effect adjustment as well as related disclosure requirements under the new guidance.

Remediation Plan

During 2017, management identified a material weakness in our internal controls over financial reporting related to the review of property and equipment, depreciation and amortization schedules. The Company has been actively engaged in remediation efforts and will continue initiatives to implement, document, and communicate appropriate policies, procedures, and internal controls regarding this material weakness. The Company’s remediation of the identified material weakness and strengthening of its internal control environment will require continued efforts in 2018.

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

ITEM 1A. RISK FACTORS

We believe that there have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2018	—	$—	—	—
February 1 to 28, 2018	11,681	13.01	—	—
March 1 to 31, 2018	8,011	13.22	—	—
Total	19,692	$13.10	—	—

(1)
These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of January 27, 2018, by and among Internap Corporation, SingleHop LLC, the members of SingleHop LLC set forth therein and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed January 29, 2018)^

10.1
Second Amendment to Credit Agreement entered into as of February 6, 2018 among Internap Corporation, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 7, 2018)

10.2
Incremental and Third Amendment to Credit Agreement, dated as of February 28, 2018, among Internap Corporation, each of the Lenders thereto and Jefferies Finance LLC as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 1, 2018)

10.3
Amendment No. 2 to Employment Agreement, dated March 16, 2018, by and between Peter D. Aquino and Internap Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 21, 2018)#

10.4	Offer Letter, by and between Internap Corporation and Richard Diegnan, Jr., dated November 7, 2016#
10.5	Offer Letter, by and between Internap Corporation and Corey Needles, dated January 3, 2017#
10.6	Employment Agreement, by and between Technologies IWeb Inc. and Andy Day, dated March 30, 2017#
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert Dennerlein, Chief Financial Officer.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2*	Section 1350 Certification, executed by Robert Dennerlein, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

^    Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

#    Management contract and compensatory plan and arrangement.

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

Date: May 3, 2018