Form 10-Q
period 2018-06-30
Internap Corp
filed 2018-08-02
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 2, 2018, 21,218,434 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

i

ITEM 1. FINANCIAL STATEMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$81,962	$69,642	$156,163	$141,775

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	27,976	26,429	53,013	55,474
Costs of customer support	8,841	6,133	16,228	13,397
Sales, general and administrative	19,602	15,571	39,456	32,135
Depreciation and amortization	22,590	18,934	43,667	36,679
Exit activities, restructuring and impairments	826	4,628	793	5,651
Total operating costs and expenses	79,835	71,695	153,157	143,336
Income (loss) from operations	2,127	(2,053)	3,006	(1,561)

Interest expense	15,860	17,145	30,887	25,282
Loss (gain) on foreign currency, net	26	191	(189)	288
Total non-operating expenses	15,886	17,336	30,698	25,570

Loss before income taxes and equity in earnings of equity-method investment	(13,759)	(19,389)	(27,692)	(27,131)
Provision (benefit) for income taxes	141	(50)	241	468
Equity in earnings of equity-method investment, net of taxes	—	(56)	—	(86)

Net loss	(13,900)	(19,283)	(27,933)	(27,513)
Less net income attributable to non-controlling interests	23	—	50	—
Net loss attributable to INAP stockholders	(13,923)	(19,283)	(27,983)	(27,513)
Other comprehensive income:
Foreign currency translation adjustment	61	32	122	105
Unrealized gain on foreign currency contracts	—	60	—	145
Total other comprehensive income	61	92	122	250

Comprehensive loss	$(13,862)	$(19,191)	$(27,861)	$(27,263)

Basic and diluted net loss per share	$(0.69)	$(0.96)	$(1.40)	$(1.52)

Weighted average shares outstanding used in computing basic and diluted net loss per share	20,053	19,876	19,985	17,992
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,739	$14,603
Accounts receivable, net of allowance for doubtful accounts of $1,689 and $1,487, respectively	20,251	17,794
Contract assets	8,474	—
Prepaid expenses and other assets	9,689	8,673
Total current assets	53,153	41,070

Property and equipment, net	452,958	458,565
Intangible assets, net	77,112	25,666
Goodwill	116,705	50,209
Non-current contract assets	12,760	—
Deposits and other assets	12,019	11,015
Total assets	$724,707	$586,525

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,806	$20,388
Accrued liabilities	17,059	15,908
Deferred revenues	5,837	4,861
Capital lease obligations	10,246	11,711
Revolving credit facility	16,000	5,000
Term loan, less discount and prepaid costs of $3,995 and $2,133, respectively	362	867
Exit activities and restructuring liability	2,968	4,152
Other current liabilities	4,050	1,707
Total current liabilities	86,328	64,594

Capital lease obligations	220,721	223,749
Term loan, less discount and prepaid costs of $11,546 and $7,655, respectively	415,418	287,845
Exit activities and restructuring liability	284	664
Deferred rent	907	1,310
Deferred tax liability	1,928	1,651
Other long-term liabilities	4,142	7,744
Total liabilities	729,728	587,557
Commitments and contingencies (Refer to Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000 shares authorized; 21,219 and 20,804 shares outstanding, respectively	21	21
Additional paid-in capital	1,329,368	1,327,084
Treasury stock, at cost, 328 and 293 shares, respectively	(7,630)	(7,159)
Accumulated deficit	(1,328,502)	(1,323,723)
Accumulated items of other comprehensive loss	(1,202)	(1,324)
Total INAP stockholders’ deficit	(7,945)	(5,101)
Non-controlling interests	2,924	4,069
Total stockholders’ deficit	(5,021)	(1,032)
Total liabilities and stockholders’ deficit	$724,707	$586,525
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(27,933)	$(27,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,667	36,679
Gain on disposal of fixed asset	(29)	—
Amortization of debt discount and issuance costs	1,712	1,292
Stock-based compensation expense, net of capitalized amount	2,232	1,132
Equity in earnings of equity-method investment	—	(86)
Provision for doubtful accounts	604	520
Non-cash change in capital lease obligations	(371)	258
Non-cash change in exit activities and restructuring liability	1,112	5,391
Non-cash change in deferred rent	(604)	(1,199)
Deferred taxes	60	150
Loss on extinguishment and modification of debt	—	6,785
Other, net	3	200
Changes in operating assets and liabilities:
Accounts receivable	(2,165)	1,485
Prepaid expenses, deposits and other assets	(4,073)	(1,039)
Accounts payable	6,939	477
Accrued and other liabilities	(585)	3,150
Deferred revenues	1,249	(697)
Exit activities and restructuring liability	(2,676)	(2,466)
Asset retirement obligation	(188)	103
Other liabilities	(85)	12
Net cash provided by operating activities	18,869	24,634

Cash Flows from Investing Activities:
Purchases of property and equipment	(16,102)	(12,293)
Proceeds from disposal of property and equipment	541	—
Business acquisition, net of cash acquired	(131,748)	—
Acquisition of non-controlling interests	(1,130)	—
Additions to acquired and developed technology	(1,340)	(444)
Net cash used in investing activities	(149,779)	(12,737)

Cash Flows from Financing Activities:
Proceeds from credit agreements	146,000	295,500
Proceeds from stock issuance	—	40,162
Principal payments on credit agreements	(2,178)	(326,500)
Debt issuance costs	(7,696)	(8,277)
Payments on capital lease obligations	(4,760)	(5,371)
Proceeds from exercise of stock options	(108)	36
Acquisition of common stock for income tax withholdings	(471)	(210)
Other, net	264	(240)
Net cash provided by (used in) in financing activities	131,051	(4,900)
Effect of exchange rates on cash and cash equivalents	(5)	70
Net increase in cash and cash equivalents	136	7,067
Cash and cash equivalents at beginning of period	14,603	10,389
Cash and cash equivalents at end of period	$14,739	$17,456

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$28,509	$14,899
Non-cash acquisition of property and equipment under capital leases	214	147,788
Additions to property and equipment included in accounts payable	4,023	1,269

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) is a leading provider of high-performance data center services, including colocation, cloud and network. INAP partners with its customers, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable IT infrastructure solutions that meet the customer’s unique business requirements. INAP operates in 56, primarily Tier 3, data centers in 21 metropolitan markets and has 99 points of presence ("POPs") around the world. INAP has over 1 million gross square feet in its portfolio, and nearly 600,000 square feet of sellable data center space.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances in the accompanying financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature with the exception of those related to the adoption of new accounting standards as discussed in Note 2, "Recent Accounting Pronouncements."

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. The accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2018 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2017 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the 2018 fiscal year or any future periods.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. ASC 606 intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The Company adopted this guidance on January 1, 2018 using the modified retrospective method. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice. For more information, see Note 3, "Revenues."

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842) which states that a lessee should recognize the assets and liabilities that arise from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted.

Based on the results of our assessment to date, we anticipate this standard will have an impact, which could be significant, on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to recognition of a right-of-use asset and lease liability. The lease liability will be initially measured at the present value of the lease payment; the asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern.

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

On August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this guidance in the first quarter of 2018 and it did not have a significant impact on our condensed consolidated financial statements.

On January 2017, the FASB issued final guidance that revises the definition of a business, ASU No. 2017-01: Clarifying the Definition of a Business (Topic 805). The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, or consolidation). The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. We adopted this guidance in the first quarter of 2018 and it did not impact our condensed consolidated financial statements.

On May 2017, the FASB issued guidance ASU No. 2017-09: Scope of Modification Accounting (Topic 718), to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted this guidance in the first quarter of 2018 and it did not impact our condensed consolidated financial statements.

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

The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (e.g., sales, use, and value added taxes).

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

In evaluating the treatment of certain contracts, the Company exercised heightened judgment in deferring installation revenue as well as expense fulfillment and commission costs over the appropriate life. With the exception of the revenues noted above, revenue recognition remains materially consistent with historical practice. However, neither caused a material difference in the financial statement.

Adjustments to Reported Financial Statements from the Adoption

The following table presents the effect of the adoption of ASC 606 on the Company’s consolidated balance sheet as of January 1, 2018 (in thousands):

	December 31, 2017, as reported	Adjustments	January 1, 2018, as adjusted
ASSETS
Prepaid expenses and other assets	$8,673	$6,814	$15,487
Deposits and other assets	11,015	11,234	22,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Deferred revenues	4,861	(749)	4,112
Deferred tax liability	1,651	209	1,860
Other long-term liabilities	7,744	(4,616)	3,128
Accumulated deficit	(1,323,723)	23,204	(1,300,519)

Current Impact from the Adoption

In accordance with the new revenue standard requirements, the disclosure of the current period impact of adoption on our condensed consolidated statement of operations and comprehensive loss and balance sheet is as follows (in thousands, except for per share amounts):

	For the Three Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Net revenues	$81,962	$81,757	$205

Sales, general and administrative	19,602	19,624	(22)
Total operating costs and expenses	79,835	79,857	(22)
Income from operations	2,127	1,900	227

Loss before income taxes and equity in earnings of equity-method investment	(13,759)	(13,986)	227

Net loss	(13,900)	(14,127)	227
Less net income attributable to non-controlling interest	23	23	—
Net loss attributable to INAP stockholders	(13,923)	(14,150)	227

Comprehensive loss	$(13,862)	$(14,150)	$227

	For the Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Net revenues	$156,163	$155,717	$446

Sales, general and administrative	39,456	39,572	(116)
Total operating costs and expenses	153,157	153,273	(116)
Income from operations	3,006	2,444	562

Loss before income taxes and equity in earnings of equity-method investment	(27,692)	(28,254)	562

Net loss	(27,933)	(28,495)	562
Less net income attributable to non-controlling interest	50	50	—
Net loss attributable to INAP stockholders	(27,983)	(28,545)	562

Comprehensive loss	$(27,861)	$(28,423)	$562

	June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
ASSETS
Contract assets	$8,474	$7,490	$984
Non-current contract assets	12,760	12,153	607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Deferred revenues	5,837	5,271	566
Other long-term liabilities	4,142	3,341	801
Accumulated deficit	(1,328,502)	(1,328,726)	224

ASC 606 did not have a significant impact on the Company's condensed consolidated statement of cash flows.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP’s service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, we allocate the contracts transaction price to each performance obligation based on its relative standalone selling price.

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

Revenue by source, with sales and usage-based taxes excluded, is as follows (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$30,866	$1,459	$29,614	$1,229
Network services	13,563	2,792	15,119	1,530
Cloud	19,638	13,644	9,380	12,770
	$64,067	$17,895	$54,113	$15,529

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$61,802	$2,977	$59,626	$2,579
Network services	27,382	5,763	30,623	3,047
Cloud	31,958	26,281	19,326	26,574
	$121,142	$35,021	$109,575	$32,200

Revenue by geography is as follows (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$65,168	$—	$55,206	$—
Canada	—	9,549	—	9,531
Other countries	—	7,245	—	4,905
	$65,168	$16,794	$55,206	$14,436

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$123,319	$—	$111,751	$—
Canada	—	18,659	—	19,899
Other countries	—	14,185	—	10,125
	$123,319	$32,844	$111,751	$30,024

For the six months ended June 30, 2018, revenue recognized that was included in the contract liability balance at the beginning of each year was $1.1 million.

Management expects that fulfillment costs and commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $27.6 million at June 30, 2018. Capitalized fulfillment and commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the three and six months ended June 30, 2018, amortization recognized was $2.9 million and $5.8 million, respectively. There was no impairment loss recorded on capitalized contract costs in the six months ended June 30, 2018.

Applying the practical expedient pertaining to contract costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in "Sales, general and administrative" expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

4. ACQUISITION

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments, liabilities assumed, and net of cash acquired. The transaction was funded with an incremental term loan and cash from the balance sheet. As part of the financing, INAP obtained an amendment to its credit agreement to allow for the incremental term loan and to provide further operational flexibility under the credit agreement covenants. The amendments to the credit agreement are described in more detail in Note 7, "Debt."

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date (in thousands):

	Preliminary Valuation as of March 31, 2018	Measurement Period Adjustments	Preliminary Valuation as of June 30, 2018
Cash	$2,857	$(34)	$2,823
Prepaid expenses and other assets	1,683	544	2,227
Property, plant and equipment	14,885	—	14,885
Other long term assets	39	537	576
Intangible assets:
Noncompete agreements	4,000	—	4,000
Trade names	1,700	—	1,700
Technology	15,100	—	15,100
Customer relationships	34,100	—	34,100
Goodwill	67,868	(1,372)	66,496
Total assets acquired	142,232	(325)	141.907
Accounts payable and accrued liabilities	5,098	(224)	4,874
Deferred revenue	1,600	(101)	1,499
Long term liabilities	534	—	534
Net assets acquired	$135,000	$—	$135,000

The above estimated fair values of consideration transferred, assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments primarily related to working capital and ASC 606. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date.
The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of ten years and the noncompete agreements, trade names, and technology are being amortized on a straight-line basis over four, eight, and seven years, respectively.
Goodwill represents the excess of the consideration transferred over the aggregate fair values of assets acquired and liabilities assumed. The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is deductible for tax purposes.

Acquisition-related costs recognized during the six months ended June 30, 2018 including transaction costs such as legal, accounting, valuation and other professional services, were $2.9 million and are included in "Sales, general and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of INAP and SingleHop as if the acquisition had occurred on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the INAP and SingleHop acquisition been completed as of January 1, 2017, and should not be taken as indicative of our future consolidated results of operations. The pro forma results are as follows (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$81,962	$81,792	$164,288	$165,999
Net loss	(13,900)	(19,462)	(29,134)	(28,108)
Basic and diluted net loss per share	(0.69)	(0.98)	(1.46)	(1.56)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,053	19,876	19,985	17,992

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Asset retirement obligations(1)	$—	$—	$1,771	$1,771

December 31, 2017
Asset retirement obligations(1)	—	—	1,936	1,936

(1)
We calculate the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. At June 30, 2018, the balance is included in “Other long-term liabilities,” in the accompanying Condensed Consolidated Balance Sheets. At December 31, 2017, $0.2 million and $1.7 million were included in "Other current liabilities" and "Other long-term liabilities," respectively, in the accompanying Condensed Consolidated Balance Sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the six months ended June 30, 2018 (in thousands):

Balance, January 1, 2018	$1,936
Accretion	85
Payments	(250)
Balance, June 30, 2018	$1,771

The fair values of our other Level 3 debt liabilities, estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$431,321	$435,096	$298,500	$301,485
Revolving credit facility	16,000	16,140	5,000	5,050

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the six months ended June 30, 2018, we changed our operating segments, as discussed in Note 10, “Operating Segments,” and, subsequently, our reporting units. We now have seven reporting units: US Colocation, US Cloud, US Network, INTL Colocation, INTL Cloud, INTL Network, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

During the six months ended June 30, 2018, our goodwill activity is as follows (in thousands):

	December 31, 2017	Re-allocations	SingleHop Acquisition (Note 4)	June 30, 2018
Operating segments:
INAP COLO	$6,003	$(6,003)	$—	$—
INAP CLOUD	44,206	(44,206)	—	—
INAP US	—	28,304	66,496	94,800
INAP INTL	—	21,905	—	21,905
Total	$50,209	$—	$66,496	$116,705

Other Intangible Assets

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	AccumulatedAmortization	Gross Carrying Amount	AccumulatedAmortization
Acquired and developed technology	$69,419	$(49,936)	$52,825	$(48,063)
Customer relationships, trade names and noncompete	110,766	(53,137)	71,116	(50,212)
	$180,185	$(103,073)	$123,941	$(98,275)

During the three months ended June 30, 2018 and 2017, amortization expense for intangible assets was approximately $3.1 million and $1.1 million, respectively. Amortization expense for intangible assets was approximately $4.8 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, remaining amortization expense is as follows (in thousands):

Six months remaining in 2018	$6,291
2019	12,868
2020	11,989
2021	10,386
2022	8,406
Thereafter	27,172
Total	$77,112

7.    DEBT

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300 million term loan facility ("2017 term loan") and a $25 million revolving credit facility (the "2017 revolving credit facility"). The proceeds of the 2017 term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million prepaid debt issuance costs related to the 2017 revolving credit facility and will be amortized over the term of the 2017 revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of June 30, 2018, the balance of the 2017 term loan and the 2017 revolving credit facility was $431.3 million and $16.0 million, respectively. As of June 30, 2018, the interest rate on the 2017 term loan and the revolving credit facility was 7.80% and 8.99%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 4.5% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 5.50% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 5.00% for Base Rate Loans and 6.00% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 revolving credit facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of June 30, 2018, the Company has been in compliance with all covenants.

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

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses, and (ii) revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment.   This transaction was considered a modification.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional fees which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

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

A total of $5.0 million was paid for debt issuance costs related to the Third Amendment. Of the $5.0 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $4.9 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fourth Amendment

On April 9, 2018, the Company entered into the Fourth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Fourth Amendment”).  The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%.

In addition, the Fourth Amendment amends the 2017 Credit Agreement such that if the Company incurs a “Repricing Event” (as defined in the 2017 Credit Agreement), before October 9, 2018, then the Company will incur a 1.00% prepayment premium on any term loans that are subject to such Repricing Event. This transaction was considered a modification.

A total of $1.7 million was paid for debt issuance costs related to the Fourth Amendment. Of the $1.7 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $1.6 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

8.    EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During 2017 and 2018, we recorded exit activity charges due to ceasing use of office space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017.

The following table displays the transactions and balances for exit activities and restructuring charges during the six months ended June 30, 2018 and 2017 (in thousands). Our real estate and severance obligations are substantially related to our INAP US segment.

	Balance				Balance
	December 31, 2017	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2018
Activity for 2018 restructuring charge:
Real estate obligations	$—	$741	$45	$(163)	$623
Activity for 2017 restructuring charge:
Real estate obligations	3,380	—	143	(1,896)	1,627
Activity for 2016 restructuring charge:
Severance	46	—	34	(34)	46
Real estate obligations	247	—	14	(77)	184
Activity for 2015 restructuring charge:
Real estate obligation	64	—	9	(28)	45
Service contracts	388	—	14	(99)	303
Activity for 2014 restructuring charge:
Real estate obligation	691	—	112	(379)	424
	$4,816	$741	$371	$(2,676)	$3,252

	Balance				Balance
	December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2017
Activity for 2017 restructuring charge:
Real estate obligations	$—	$4,024	$322	$—	$4,346
Activity for 2016 restructuring charge:
Severance	1,911	—	605	(1,679)	837
Real estate obligations	933	—	379	(370)	942
Activity for 2015 restructuring charge:
Real estate obligation	111	—	(8)	(14)	89
Service contracts	565	—	10	(99)	476
Activity for 2014 restructuring charge:
Real estate obligation	1,183	—	59	(304)	938
	$4,703	$4,024	$1,367	$(2,466)	$7,628

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

During the three months ended March 31, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our revised segment structure. We have reclassified prior period amounts to conform to the current presentation.

The prior year reclassifications, which did not affect total revenues, total costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended June 30, 2017
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$52,044	$(52,044)	$—
INAP CLOUD	17,598	(17,598)	—
INAP US	—	54,113	54,113
INAP INTL	—	15,529	15,529
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	$22,070	$(22,070)	$—
INAP CLOUD	4,359	(4,359)	—
INAP US	—	21,137	21,137
INAP INTL	—	5,292	5,292

	Six Months Ended June 30, 2017
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$105,383	$(105,383)	$—
INAP CLOUD	36,392	(36,392)	—
INAP US	—	109,575	109,575
INAP INTL	—	32,200	32,200
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	$46,876	$(46,876)	$—
INAP CLOUD	8,598	(8,598)	—
INAP US	—	44,684	44,684
INAP INTL	—	10,790	10,790

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

Our services, which are included within both our reportable segments, are described as follows:

Colocation

Colocation involves providing conditioned power with back-up capacity and physical space within data centers along with associated services such as interconnection,  remote hands, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. We design the data center infrastructure, procure the capital equipment, deploy the infrastructure and are responsible for the operation and maintenance of the facility.

Cloud

Cloud services involve providing compute resources and storage services on demand via an integrated platform that includes our automated bare metal solutions. We offer our next generation cloud platforms in our high density colocation facilities and utilize the INAP performance IP for low latency connectivity.

Network

Network services includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 99 POPs around the world.

The following table provides segment results with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
INAP US	$64,067	$54,113	$121,142	$109,575
INAP INTL	17,895	15,529	35,021	32,200
Net revenues	81,962	69,642	156,163	141,775

Cost of sales and services, customer support and sales and marketing:
INAP US	34,873	32,776	65,396	68,232
INAP INTL	11,872	8,463	23,005	17,465
Total costs of sales and services, customer support and sales and marketing	46,745	41,239	88,401	85,697

Segment profit:
INAP US	29,194	21,337	55,746	41,343
INAP INTL	6,023	7,066	12,016	14,735
Total segment profit	35,217	28,403	67,762	56,078

Exit activities, restructuring and impairments	826	4,628	793	5,651
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	32,264	25,828	63,963	51,988
Income (loss) from operations	2,127	(2,053)	3,006	(1,561)
Non-operating expenses	15,886	17,336	30,698	25,570
Loss before income taxes and equity in earnings of equity-method investment	$(13,759)	$(19,389)	$(27,692)	$(27,131)

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

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(13,900)	$(19,283)	$(27,933)	$(27,513)
Less net income attributable to non-controlling interests	23	—	50	—
Net loss attributable to common stock	$(13,923)	$(19,283)	$(27,983)	$(27,513)
Weighted average shares outstanding, basic and diluted	20,053	19,876	19,985	17,992
Net loss per share, basic and diluted	$(0.69)	$(0.96)	$(1.40)	$(1.52)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	1,345	1,563	1,345	1,563

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “INAP.” or “the Company” refers to Internap Corporation and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include statements related to sales, profitability, margins, operations improvement, cost reductions, participation in strategic transactions, our expectations for 2018 revenue, Adjusted EBITDA, capital expenditures and Adjusted EBITDA less Capex. Our ability to achieve these forward-looking statements is based on certain assumptions, including our ability to execute on our business strategy, leveraging of multiple routes to market, expanded brand awareness for high-performance Internet infrastructure services and customer levels. These assumptions may prove inaccurate in the future. Because such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, there are important factors that could cause INAP’s actual results to differ materially from those expressed or implied in the forward-looking statements, due to a variety of important factors.

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

Overview

INAP is a leading provider of high-performance data center services, including colocation, cloud and network. INAP partners with its customers, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable IT infrastructure solutions that meet the customer’s unique business requirements. INAP operates in 56, primarily Tier 3, data centers in 21 metropolitan markets and has 99 POPs around the world. INAP has over 1 million gross square feet in its portfolio, and nearly 600,000 square feet of sellable data center space.

Change in Organizational Structure

During the three months ended March 31, 2018, we changed our organizational structure in an effort to create more effective and efficient business operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our chief operating decision maker, regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our two revised segments, INAP US and INAP INTL. The new operating segments are described in Note 10, “Operating Segments” in the accompanying condensed consolidated financial statements. We have reclassified prior period amounts to conform to the current presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2, "Recent Accounting Pronouncements," in the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Net revenues	$81,962	$69,642	$12,320	18%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	27,976	26,429	1,547	6%
Costs of customer support	8,841	6,133	2,708	44%
Sales, general and administrative	19,602	15,571	4,031	26%
Depreciation and amortization	22,590	18,934	3,656	19%
Exit activities, restructuring and impairments	826	4,628	(3,802)	(82)%
Total operating costs and expenses	79,835	71,695	8,140	11%
Income (loss) from operations	$2,127	$(2,053)	$4,180	204%

Interest expense	$15,860	$17,145	$(1,285)	(7)%

Supplemental Schedule

	Three Months Ended June 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Revenues:
INAP US	$64,067	$54,113	$9,954	18%
INAP INTL	17,895	15,529	2,366	15%
Net revenues	81,962	69,642	12,320	18%

Cost of sales and services:
INAP US	20,836	21,137	(301)	(1)%
INAP INTL	7,140	5,292	1,848	35%
Total costs of sales and services, exclusive of depreciation and amortization	$27,976	$26,429	$1,547	6%

INAP US

Revenues for our INAP US segment increased 18% to $64.1 million for the three months ended June 30, 2018, compared to $54.1 million for the same period in 2017. The increase was primarily due to revenue from the addition of SingleHop, acquired in February 2018, partially offset by typical customer churn.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, decreased 1%, to $20.8 million for the three months ended June 30, 2018, compared to $21.1 million for the same period in 2017. The decrease was primarily due to $2.4 million of costs related to conversion of operating leases to capital leases, $0.8 million from lower sales volume and $0.6 million of costs savings initiatives, partially offset by costs from SingleHop.

INAP INTL

Revenues for our INAP INTL segment increased 15% to $17.9 million for the three months ended June 30, 2018, compared to $15.5 million for the same period in 2017. The increase was primarily due to revenue from the INAP Japan consolidation and the addition of SingleHop.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, increased 35%, to $7.1 million for the three months ended June 30, 2018, compared to $5.3 million for the same period in 2017. The increase was primarily due to $1.0 million of costs from INAP Japan, $0.7 million from higher space and power costs, and costs from SingleHop.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $18.0 million for the three months ended June 30, 2018, compared to $14.0 million for the same period in 2017. The change was primarily due to a $3.1 million increase in cash-based compensation and a $1.0 million increase in stock-based compensation, partially offset by a $0.3 million decrease in bonus accrual.

Stock-based compensation, net of amount capitalized, increased to $1.4 million during the three months ended June 30, 2018, from $0.5 million during the same period in 2017. The increase is due to additional employees receiving equity grants, and directors receiving fees in stock in lieu of cash. The following table summarizes stock-based compensation included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,
	2018	2017
Costs of customer support	$49	$36
Sales, general and administrative	1,369	498
	$1,418	$534

Costs of Customer Support. Costs of customer support increased to $8.8 million during the three months ended June 30, 2018 compared to $6.1 million during the same period in 2017. The increase was primarily due to higher cash-based compensation due to headcount from SingleHop.

Sales, General and Administrative. Sales, general and administrative costs increased to $19.6 million during the three months ended June 30, 2018 compared to $15.6 million during the same period in 2017. The increase was primarily due to a $0.9 million increase in cash-based compensation, a $0.9 million increase in stock-based compensation, a $0.8 million increase in non-income tax contingency, and a $0.5 million increase in commissions.

Depreciation and Amortization. Depreciation and amortization increased to $22.6 million during the three months ended June 30, 2018, compared to $18.9 million during the same period in 2017. The increase is primarily due to the depreciation on the capital leased assets obtained during the last half of 2017.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $0.8 million during the three months ended June 30, 2018 compared to $4.6 million during the same period in 2017. The decrease is primarily due to ceasing use of data center space in the prior year period which resulted in the higher restructuring expenses. There were no significant additions to the restructuring reserve in the current period.

Interest Expense. Interest expense decreased to $15.9 million during the three months ended June 30, 2018 from $17.1 million during the same period in 2017. The decrease is primarily due to $4.8 million of extinguishment cost and $2.3 million of new debt issuance cost that was expensed in the prior year period.

Six Months Ended June 30, 2018 and 2017

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Net revenues	$156,163	$141,775	$14,388	10%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	53,013	55,474	(2,461)	(4)%
Costs of customer support	16,228	13,397	2,831	21%
Sales, general and administrative	39,456	32,135	7,321	23%
Depreciation and amortization	43,667	36,679	6,988	19%
Exit activities, restructuring and impairments	793	5,651	(4,858)	(86)%
Total operating costs and expenses	153,157	143,336	9,821	7%
Income (loss) from operations	$3,006	$(1,561)	$4,567	293%

Interest expense	$30,887	$25,282	$5,605	22%

Supplemental Schedule

	Six Months Ended June 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Revenues:
INAP US	$121,142	$109,575	$11,567	11%
INAP INTL	35,021	32,200	2,821	9%
Net revenues	156,163	141,775	14,388	10%

Cost of sales and services:
INAP US	39,271	44,684	(5,413)	(12)%
INAP INTL	13,742	10,790	2,952	27%
Total costs of sales and services, exclusive of depreciation and amortization	$53,013	$55,474	$(2,461)	(4)%

INAP US

Revenues for our INAP US segment increased 11% to $121.1 million for the six months ended June 30, 2018, compared to $109.6 million for the same period in 2017. The increase in revenue is primarily from the SingleHop acquisition, partially offset by a decline in network primarily due to customer churn, in addition to other typical churn.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, decreased 12%, to $39.3 million for the six months ended June 30, 2018, compared to $44.7 million for the same period in 2017. The decrease was primarily due to $6.4 million of costs related to conversion of operating leases to capital leases, $2.9 million from lower sales volume, $2.4 million due to the closing of our 75 Broad facility, and $0.5 million of costs savings initiatives, partially offset by $2.1 million of costs from our Atlanta data center and costs from the addition of SingleHop.

INAP INTL

Revenues for our INAP INTL segment increased 9% to $35.0 million for the six months ended June 30, 2018, compared to $32.2 million for the same period in 2017. The increase was primarily due to revenue from the INAP Japan consolidation and the addition of SingleHop.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, increased 27%, to $13.7 million for the six months ended June 30, 2018, compared to $10.8 million for the same period in 2017. The increase was primarily due to $2.1 million of costs from the INAP Japan Consolidation, $0.6 million from lower margin product mix and costs from SingleHop.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $34.6 million for the six months ended June 30, 2018, compared to $28.8 million for the same period in 2017. The change was primarily due to a $3.9 million increase in cash-based compensation, a $0.3 million increase in bonus accrual and a $1.3 million increase in stock-based compensation.

Stock-based compensation, net of amount capitalized, increased to $2.3 million during the six months ended June 30, 2018, from $1.1 million during the same period in 2017. The increase is due to additional employees receiving equity grants, and directors receiving fees in stock in lieu of cash. The following table summarizes stock-based compensation included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Six Months Ended June 30,
	2018	2017
Costs of customer support	$95	$98
Sales, general and administrative	2,182	1,034
	$2,277	$1,132

Costs of Customer Support. Costs of customer support increased to $16.2 million during the six months ended June 30, 2018 compared to $13.4 million during the same period in 2017. The increase was primarily due to higher cash-based compensation due to headcount from SingleHop.

Sales, General and Administrative. Sales, general and administrative costs increased to $39.5 million during the six months ended June 30, 2018 compared to $32.1 million during the same period in 2017. The increase was primarily due to $2.8 million in acquisition costs, $2.2 million in increased facility costs, $1.4 million in higher cash-based compensation, a $1.1 million increase in stock-based compensation, a $0.6 million decrease in internal software costs that were capitalized (resulting in increased compensation costs in SG&A), offset by a $0.7 million decrease in tax and license fees.

Depreciation and Amortization. Depreciation and amortization increased to $43.7 million during the six months ended June 30, 2018 compared to $36.7 million during the same period in 2017. The increase is primarily due to the depreciation on the capital leased assets obtained during the last half of 2017.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $0.8 million during the six months ended June 30, 2018 compared to $5.7 million of expense during the same period in 2017. The decrease is primarily due to ceasing use of data center space in the prior year period which resulted in the higher restructuring expenses. There were no significant additions to the restructuring reserve in the current period.

Interest Expense. Interest expense increased to $30.9 million during the six months ended June 30, 2018 from $25.3 million during the same period in 2017. The increase is primarily due to increased borrowings and additional interest expenses related to capital leases.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. In addition, we present Adjusted EBITDA, an additional financial measure that is not prepared in accordance with GAAP (“non-GAAP”). A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure can be found below.

We define Adjusted EBITDA as GAAP net loss attributable to INAP shareholders plus depreciation and amortization, interest expense, provision (benefit) for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs, pre-acquisition costs and claim settlement.

Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, and should be viewed as a supplement to - not a substitute for - our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by operating activities as defined by GAAP. Our statements of cash flows present our cash flow activity in accordance with GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

We believe Adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, income taxes, depreciation and amortization, which can vary substantially from company-to-company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•
investors commonly adjust EBITDA information to eliminate the effect of disposals of property and equipment, impairments, restructuring and stock-based compensation which vary widely from company-to-company and impair comparability.

Our management uses Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and

•	in communications with the board of directors, analysts and investors concerning our financial performance.

Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as we understand certain investors use it as one measure of our historical ability to service debt. Also Adjusted EBITDA is used in our debt covenants.

Although we believe, for the foregoing reasons, that our presentation of the non-GAAP financial measure provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measure should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

The following table reconciles Adjusted EBITDA to net loss as presented in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$81,962	$69,642	$156,163	$141,775

Net loss attributable to INAP stockholders	$(13,923)	$(19,283)	$(27,983)	$(27,513)
Non-GAAP revenue	70	—	110	—
Depreciation and amortization	22,590	18,934	43,667	36,679
Interest expense	15,860	17,145	30,887	25,282
Provision for income taxes	141	(50)	241	468
Other expense (income)	31	135	(184)	202
Gain on disposal of property and equipment, net	(75)	(103)	(29)	(200)
Exit activities, restructuring and impairments	826	4,628	793	5,651
Stock-based compensation	1,374	534	2,232	1,132
Acquisition costs	306	95	2,864	95
Strategic alternatives and related costs(1)	23	8	50	14
Organizational realignment costs(2)	431	295	671	582
Non-income tax contingency	800	—	800	1,500
Claim settlement	—	713		713
Adjusted EBITDA	$28,454	$23,051	$54,119	$44,605

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017.

(2)
Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Liquidity

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of June 30, 2018, we had $3.3 million of borrowing capacity under our 2017 revolving credit facility. Together with our cash and cash equivalents, the Company’s liquidity as of June 30, 2018 was $18.0 million.

As of June 30, 2018, we had a deficit of $33.2 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $40.0 to $45.0 million in 2018, working capital needs and required payments on our 2017 Credit Agreement and other commitments. We continue to optimize our cost structure through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three and six months ended June 30, 2018, we had a net loss attributable to INAP stockholders of $13.9 million and $28.0 million, respectively. As of June 30, 2018, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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

Capital Resources

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provides for a $300 million term loan facility ("2017 term loan") and a $25 million revolving credit facility (the " 2017 revolving credit facility"). The proceeds of the 2017 term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million are prepaid debt issuance costs related to the 2017 revolving credit facility and will be amortized over the term of the 2017 revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021.

As of June 30, 2018, the 2017 term loan had an outstanding principal balance of $431.3 million, which we repay in $1.1 million quarterly installments on the last business day of each fiscal quarter with the remaining unpaid balance due April 6, 2022. As of June 30, 2018, the 2017 revolving credit facility had an outstanding balance of $16.0 million. We have issued $5.7 million in letters of credit resulting in $3.3 million in borrowing capacity. As of June 30, 2018, the interest rate on the 2017 term loan and the 2017 revolving credit facility was 7.80% and 8.99%, respectively.

The 2017 Credit Agreement contains customary financial maintenance and operating covenants, including without limitation covenants restricting the incurrence or existence of debt or liens, the making of investments, the payment of dividends and affiliate transactions. As of June 30, 2018, we were in compliance with all covenants.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses and (ii) revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional fees which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement. This transaction was considered a modification.

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

A total of $5.0 million was paid for debt issuance costs related to the Third Amendment. Of the $5.0 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $4.9 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fourth Amendment

On April 9, 2018, the Company entered into the Fourth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Fourth Amendment”).  The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%.

In addition, the Fourth Amendment amends the 2017 Credit Agreement such that if the Company incurs a “Repricing Event” (as defined in the 2017 Credit Agreement), before October 9, 2018, then the Company will incur a 1.00% prepayment premium on any term loans that are subject to such Repricing Event.

A total of $1.7 million was paid for debt issuance costs related to the Fourth Amendment. Of the $1.7 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $1.6 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement. This transaction was considered a modification.

Cash Flows

Operating Activities

During the six months ended June 30, 2018, cash flows from operating activities declined $5.8 million versus the six months ended June 30, 2017. The decrease is primarily due to a decrease in net income adjusted for non-cash items of $3.1 million ($20.5 million and $23.6 million in the six months ended June 30, 2018 and 2017, respectively). We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.
Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $149.8 million, primarily due to the SingleHop acquisition, capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

During the six months ended June 30, 2017, net cash used in investing activities was $12.7 million primarily due to capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $131.1 million, primarily due to principal payments of $6.9 million on the credit facilities and capital lease obligations, partially offset by $146 million of proceeds from the 2017 Credit Agreement.

During the six months ended June 30, 2017, net cash used in financing activities was $4.9 million, primarily due to principal payments of $331.9 million on the credit facilities and capital lease obligations, partially offset by $295.5 million of proceeds from the 2017 Credit Agreement and $40.2 million of proceeds from the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of June 30, 2018, the balance of our long-term debt was $431.3 million on the 2017 term loan and $16.0 million on the 2017 revolving credit facility.

At June 30, 2018, the interest rate on the term loan and the revolver was 7.80% and 8.99%, respectively. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.” We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the 2017 revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $4.5 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of June 30, 2018, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2018, we realized foreign currency loss (gain) of less than $0.1 million and ($0.2) million, respectively, which we included in “Non-operating expenses,” and we recorded unrealized foreign currency translation gains of less than $0.1 million and $0.1 million, respectively, which we included in “Other comprehensive income,” both in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2018	231	$11.09	—	—
May 1 to 31, 2018	305	11.26	—	—
June 1 to 30, 2018	14,790	12.98	—	—
Total	15,326	$12.92	—	—

(1)
These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees and directors.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1
Fourth Amendment to Credit Agreement, dated April 9, 2018, among Internap Corporation, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 10, 2018).

10.2#	Amendment No. 1 to Internap Corporation 2017 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 12, 2018).
10.3#
Offer Letter, by and between Internap Corporation and James C. Keeley, dated June 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 12, 2018).

10.4#
Release Agreement, dated June 8, 2018, by and between Internap Corporation and Robert Dennerlein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 12, 2018).

10.5#	Form of Stock Grant Certificate for Restricted Stock Granted to U.S. Employees (under the 2017 Stock Incentive Plan, as amended). \
10.6#	Form of Stock Grant Certificate for Restricted Stock Granted to Canadian Employees (under the 2017 Stock Incentive Plan, as amended).
10.7#	Form of Stock Grant Certificate for Restricted Stock Granted to Directors (under the 2017 Stock Incentive Plan, as amended). .
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Keeley, Chief Financial Officer.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2*	Section 1350 Certification, executed by James C. Keeley, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#    Management contract and compensatory plan and arrangement.

*      This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of

1934, as amended (15 U.S.C. 78r) ("Exchange Act"), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ James C. Keeley
James C. Keeley
(Chief Financial Officer)

Date: August 2, 2018