Form 10-Q
period 2018-09-30
Internap Corp
filed 2018-11-01
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

As of November 1, 2018, 25,512,514 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

ITEM 1. FINANCIAL STATEMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$82,972	$68,907	$239,135	$210,682

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	28,866	24,945	81,880	80,419
Costs of customer support	7,984	6,237	24,212	19,634
Sales, general and administrative	18,170	15,331	57,625	47,466
Depreciation and amortization	23,431	20,917	67,097	57,596
Exit activities, restructuring and impairments	2,347	745	3,140	6,396
Total operating costs and expenses	80,798	68,175	233,954	211,511
Income (loss) from operations	2,174	732	5,181	(829)

Interest expense	16,898	12,299	47,786	37,581
Loss on foreign currency, net	195	197	5	485
Total non-operating expenses	17,093	12,496	47,791	38,066

Loss before income taxes and equity in earnings of equity-method investment	(14,919)	(11,764)	(42,610)	(38,895)
Provision for income taxes	162	221	404	689
Equity in earnings of equity-method investment, net of taxes	—	(1,122)	—	(1,207)

Net loss	(15,081)	(10,863)	(43,014)	(38,377)
Less net income attributable to non-controlling interests	25	32	75	32
Net loss attributable to INAP stockholders	(15,106)	(10,895)	(43,089)	(38,409)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(98)	(91)	24	14
Unrealized gain on foreign currency contracts	—	—	—	145
Total other comprehensive (loss) income	(98)	(91)	24	159

Comprehensive loss	$(15,204)	$(10,986)	$(43,065)	$(38,250)

Basic and diluted net loss per share	$(0.75)	$(0.56)	$(2.16)	$(2.04)

Weighted average shares outstanding used in computing basic and diluted net loss per share	20,206	19,929	19,968	18,645
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,844	$14,603
Accounts receivable, net of allowance for doubtful accounts of $1,418 and $1,487, respectively	22,999	17,794
Contract assets	8,026	—
Prepaid expenses and other assets	9,497	8,673
Total current assets	52,366	41,070

Property and equipment, net	477,423	458,565
Intangible assets, net	74,738	25,666
Goodwill	116,705	50,209
Non-current contract assets	12,756	—
Deposits and other assets	12,050	11,015
Total assets	$746,038	$586,525

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,243	$20,388
Accrued liabilities	17,866	15,908
Deferred revenues	4,696	4,861
Capital lease obligations	9,399	11,711
Revolving credit facility	18,500	5,000
Term loan, less discount and prepaid costs of $3,912 and $2,133, respectively	444	867
Exit activities and restructuring liability	3,255	4,152
Other current liabilities	3,637	1,707
Total current liabilities	90,040	64,594

Capital lease obligations	252,599	223,749
Term loan, less discount and prepaid costs of $10,625 and $7,655, respectively	415,251	287,845
Exit activities and restructuring liability	162	664
Deferred rent	940	1,310
Deferred tax liability	1,952	1,651
Other long-term liabilities	4,060	7,744
Total liabilities	765,004	587,557
Commitments and contingencies (Refer to Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 21,302 and 20,804 shares issued and outstanding, respectively	21	21
Additional paid-in capital	1,330,751	1,327,084
Treasury stock, at cost, 329 and 293, respectively	(7,645)	(7,159)
Accumulated deficit	(1,343,609)	(1,323,723)
Accumulated items of other comprehensive loss	(1,300)	(1,324)
Total INAP stockholders’ deficit	(21,782)	(5,101)
Non-controlling interests	2,816	4,069
Total stockholders’ deficit	(18,966)	(1,032)
Total liabilities and stockholders’ deficit	$746,038	$586,525
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(43,014)	$(38,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,097	57,596
(Gain) loss on disposal of fixed asset	(98)	503
Amortization of debt discount and issuance costs	2,798	1,890
Stock-based compensation expense, net of capitalized amount	3,573	2,061
Equity in earnings of equity-method investment	—	(1,207)
Provision for doubtful accounts	706	808
Non-cash change in capital lease obligations	(241)	564
Non-cash change in exit activities and restructuring liability	3,198	5,824
Non-cash change in deferred rent	(851)	(3,335)
Deferred taxes	65	209
Loss on extinguishment and modification of debt	—	6,785
Other, net	(6)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(4,990)	243
Prepaid expenses, deposits and other assets	(3,531)	1,979
Accounts payable	9,372	(3,498)
Accrued and other liabilities	(601)	1,691
Deferred revenues	617	(1,233)
Exit activities and restructuring liability	(4,597)	(4,727)
Asset retirement obligation	(141)	191
Other liabilities	(199)	22
Net cash provided by operating activities	29,157	27,940

Cash Flows from Investing Activities:
Purchases of property and equipment	(27,317)	(23,198)
Proceeds from disposal of property and equipment	570	206
Business acquisition, net of cash acquired	(131,748)	3,838
Acquisition of non-controlling interests	(1,130)	—
Additions to acquired and developed technology	(2,128)	(635)
Net cash used in investing activities	(161,753)	(19,789)

Cash Flows from Financing Activities:
Proceeds from credit agreements	148,500	295,500
Proceeds from stock issuance	—	40,165
Principal payments on credit agreements	(3,267)	(327,250)
Debt issuance costs	(7,696)	(8,277)
Payments on capital lease obligations	(7,202)	(6,562)
Proceeds from exercise of stock options	(210)	159
Acquisition of common stock for income tax withholdings	(487)	(222)
Other, net	175	(302)
Net cash provided by (used in) in financing activities	129,813	(6,789)
Effect of exchange rates on cash and cash equivalents	24	217
Net (decrease) increase in cash and cash equivalents	(2,759)	1,579
Cash and cash equivalents at beginning of period	14,603	10,389
Cash and cash equivalents at end of period	$11,844	$11,968

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$44,324	$25,898
Non-cash acquisition of property and equipment under capital leases	33,381	169,679
Additions to property and equipment included in accounts payable	4,004	701

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) is a global provider of high-performance data center services, including colocation, cloud and network. INAP partners with its customers, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable IT infrastructure solutions that meet the customer’s unique business requirements. INAP operates in 53, primarily Tier 3, data centers in 21 metropolitan markets and has 102 points of presence ("POPs") around the world. INAP has over 1 million gross square feet in its portfolio, and approximately 600,000 square feet of sellable data center space.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances in the accompanying financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature with the exception of those related to the adoption of new accounting standards as discussed in Note 2, "Recent Accounting Pronouncements" and Note 3, "Revenues."

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. The accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2018 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2017 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the 2018 fiscal year or any future periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which states that a lessee should recognize the assets and liabilities that arise from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We expect to adopt the new standard on January 1, 2019.

The Company’s adoption process of the new standard is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), implementing a selected technology solution and collecting and validating lease data. Additionally, the Company is in the process of assessing any potential impacts on the internal controls and process related to both the implementation and ongoing compliance of the new guidance. While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant impact relates to the recognition on the Company’s balance sheet of right-of-use assets and lease liabilities for all operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern.

The new lease standard provides entities two options for applying the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment recognized then. The Company plans to adopt the standard by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance.

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

On January 2017, the FASB issued final guidance that revises the definition of a business, ASU No. 2017-01: Clarifying the Definition of a Business (Topic 805). The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, or consolidation). The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. We adopted this guidance in the first quarter of 2018 and it did not impact our condensed consolidated financial statements. The guidance may have an impact on the Company as it pursues its strategy to develop its business.

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

In evaluating the treatment of certain contracts, the Company exercised heightened judgment in deferring installation revenue as well as expense fulfillment and commission costs over the appropriate life. With the exception of the revenues noted above, revenue recognition remains materially consistent with historical practice. However, our approach did not result in any material differences to our condensed consolidated financial statements.

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

	For the Three Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Net revenues	$82,972	$82,822	$150

Sales, general and administrative	18,170	18,100	70
Total operating costs and expenses	80,798	80,728	70
Income from operations	2,174	2,094	80

Loss before income taxes and equity in earnings of equity-method investment	(14,919)	(14,999)	80

Net loss	(15,081)	(15,161)	80
Less net income attributable to non-controlling interest	25	25	—
Net loss attributable to INAP stockholders	(15,106)	(15,186)	80

Comprehensive loss	$(15,204)	$(15,186)	$80

	For the Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Net revenues	$239,135	$238,539	$596

Sales, general and administrative	57,625	57,671	(46)
Total operating costs and expenses	233,954	234,000	(46)
Income from operations	5,181	4,539	642

Loss before income taxes and equity in earnings of equity-method investment	(42,610)	(43,252)	642

Net loss	(43,014)	(43,656)	642
Less net income attributable to non-controlling interest	75	75	—
Net loss attributable to INAP stockholders	(43,089)	(43,731)	642

Comprehensive loss	$(43,065)	$(43,707)	$642

	September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
ASSETS
Contract assets	$8,026	$8,022	$4
Non-current contract assets	12,756	12,756	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Deferred revenues	4,696	4,771	(75)
Other long-term liabilities	4,060	4,060	—
Accumulated deficit	(1,343,609)	(1,343,534)	(75)

Adoption of ASC 606 did not have a significant impact on the Company's condensed consolidated statement of cash flows.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP’s service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, we allocate the contract's transaction price to each performance obligation based on its relative stand-alone selling price.

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

Revenue by source, with sales and usage-based taxes excluded, is as follows (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$32,946	$1,372	$29,114	$1,166
Network services	13,015	2,719	14,486	2,281
Cloud	19,717	13,203	9,370	12,490
	$65,678	$17,294	$52,970	$15,937

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$94,747	$4,349	$88,740	$3,745
Network services	40,398	8,482	45,108	5,329
Cloud	51,676	39,483	28,696	39,064
	$186,821	$52,314	$162,544	$48,138

Revenue by geography is as follows (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$66,825	$—	$54,006	$—
Canada	—	9,187	—	9,421
Other countries	—	6,960	—	5,480
	$66,825	$16,147	$54,006	$14,901

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$190,071	$—	$165,757	$—
Canada	—	27,846	—	29,320
Other countries	—	21,218	—	15,605
	$190,071	$49,064	$165,757	$44,925

For the nine months ended September 30, 2018, revenue recognized that was included in the contract liability balance at the beginning of each year was $1.7 million.

Management expects that fulfillment costs and commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $28.6 million at September 30, 2018. Capitalized fulfillment and commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the three and nine months ended September 30, 2018, amortization recognized was $3.1 million and $8.9 million, respectively. There was no impairment loss recorded on capitalized contract costs in the nine months ended September 30, 2018.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date (in thousands):

	Preliminary Valuation as of March 31, 2018	Measurement Period Adjustments	Preliminary Valuation as of September 30, 2018
Cash	$2,857	$(34)	$2,823
Prepaid expenses and other assets	1,683	544	2,227
Property, plant and equipment	14,885	—	14,885
Other long term assets	39	537	576
Intangible assets:
Noncompete agreements	4,000	—	4,000
Trade names	1,700	—	1,700
Technology	15,100	—	15,100
Customer relationships	34,100	—	34,100
Goodwill	67,868	(1,372)	66,496
Total assets acquired	142,232	(325)	141.907
Accounts payable and accrued liabilities	5,098	(224)	4,874
Deferred revenue	1,600	(101)	1,499
Long term liabilities	534	—	534
Net assets acquired	$135,000	$—	$135,000

The above estimated fair values of consideration transferred, assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments primarily related to working capital and ASC 606. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Thus, the preliminary measurements of fair value set forth above maybe subject to change. The Company is in the process of finalizing the fair value adjustments. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date.
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

Acquisition-related costs recognized during the nine months ended September 30, 2018 including transaction costs such as legal, accounting, valuation and other professional services, were $2.9 million and are included in "Sales, general and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$82,972	$80,622	$247,260	$246,622
Net loss	(15,081)	(11,708)	(44,216)	(39,817)
Basic and diluted net loss per share	(0.75)	(0.59)	(2.22)	(2.14)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,206	19,929	19,968	18,645

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Asset retirement obligations(1)	$—	$—	$1,813	$1,813

December 31, 2017
Asset retirement obligations(1)	—	—	1,936	1,936

(1)
We calculated the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. At September 30, 2018, the balance is included in “Other long-term liabilities,” in the accompanying Condensed Consolidated Balance Sheets. At December 31, 2017, $0.2 million and $1.7 million were included in "Other current liabilities" and "Other long-term liabilities," respectively, in the accompanying Condensed Consolidated Balance Sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the nine months ended September 30, 2018 (in thousands):

Balance, January 1, 2018	$1,936
Accretion	127
Payments	(250)
Balance, September 30, 2018	$1,813

The fair values of our Level 2 debt liabilities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$430,232	$433,998	$298,500	$301,485
Revolving credit facility	18,500	18,662	5,000	5,050

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

General

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the third quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test.
Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.
In 2017, the Company adopted the new guidance under ASU No. 2017-04: Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350) which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss as of January 1, 2018.  A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  Based on the Company’s impairment test, no impairments were noted.

Annual Testing
2018
During the nine months ended September 30, 2018, we changed our operating segments, as discussed in Note 10, “Operating Segments,” and, subsequently, our reporting units. We now have seven reporting units: US Colocation, US Cloud, US Network, INTL Colocation, INTL Cloud, INTL Network, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

We performed our annual impairment review as of August 1, 2018. To determine the estimated fair value of our reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

The Company determined, after performing the fair value analysis above, that all reporting units’ fair values were in excess of its carrying value. No impairment of goodwill has been identified for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, our goodwill activity is as follows (in thousands):

	December 31, 2017	Re-allocations	SingleHop Acquisition (Note 4)	September 30, 2018
Operating segments:
INAP COLO	$6,003	$(6,003)	$—	$—
INAP CLOUD	44,206	(44,206)	—	—
INAP US	—	28,304	66,496	94,800
INAP INTL	—	21,905	—	21,905
Total	$50,209	$—	$66,496	$116,705

Other Intangible Assets

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	AccumulatedAmortization	Gross Carrying Amount	AccumulatedAmortization
Acquired and developed technology	$70,201	$(50,997)	$52,825	$(48,063)
Customer relationships, trade names and noncompete	110,774	(55,240)	71,116	(50,212)
	$180,975	$(106,237)	$123,941	$(98,275)

During the three months ended September 30, 2018 and 2017, amortization expense for intangible assets was approximately $3.2 million and $1.8 million, respectively. Amortization expense for intangible assets was approximately $8.0 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, remaining amortization expense is as follows (in thousands):

Three months remaining in 2018	$3,598
2019	13,961
2020	13,394
2021	11,210
2022	8,251
2023	7,747
Thereafter	16,577
Total	$74,738

7.    DEBT

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”), which provides for a $300.0 million term loan facility ("2017 term loan") and a $25.0 million revolving credit facility (the "2017 revolving credit facility"). The proceeds of the 2017 term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to term loan third party costs and will be amortized over the term of the loan and $0.4 million prepaid debt issuance costs related to the 2017 revolving credit facility and will be amortized over the term of the 2017 revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of September 30, 2018, the balance of the 2017 term loan and the 2017 revolving credit facility was $430.2 million and $18.5 million, respectively. As of September 30, 2018, the interest rate on the 2017 term loan and the 2017 revolving credit facility was 7.90% and 9.25%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 7.0% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 6.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 5.75% for Base Rate Loans and 4.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 revolving credit facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of September 30, 2018, the Company has been in compliance with all covenants.

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

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses, and (ii) revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment.   This transaction was considered a modification.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional fees which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Third Amendment

On February 28, 2018, INAP entered into the Incremental and Third Amendment to the Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Third Amendment”).  The Third Amendment provides for a new incremental term loan facility under the 2017 Credit Agreement of $135.0 million (the “Incremental Term Loan”). The Incremental Term Loan has terms and conditions identical to the existing loans under the 2017 Credit Agreement, as amended.  Proceeds of the Incremental Term Loan were used to complete the acquisition of SingleHop and to pay fees, costs and expenses related to the acquisition, the Third Amendment and the Incremental Term Loan. This transaction was considered a modification.

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

Fifth Amendment
On August 28, 2018, the Company entered into the Fifth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Fifth Amendment”).  The Fifth Amendment amended the 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.
8.    EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During 2017 and 2018, we recorded exit activity charges due to ceasing use of office space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017.

The following table displays the transactions and balances for exit activities and restructuring charges during the nine months ended September 30, 2018 and 2017 (in thousands). Our real estate and severance obligations are substantially related to our INAP US segment.

	Balance				Balance
	December 31, 2017	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2018
Activity for 2018 restructuring charge:
Real estate obligations	$—	$1,821	$902	$(961)	$1,762
Activity for 2017 restructuring charge:
Real estate obligations	3,380	—	220	(2,747)	853
Activity for 2016 restructuring charge:
Severance	46	—	35	(35)	46
Real estate obligations	247	—	29	(122)	154
Activity for 2015 restructuring charge:
Real estate obligation	64	—	8	(36)	36
Service contracts	388	—	22	(148)	262
Activity for 2014 restructuring charge:
Real estate obligation	691	—	161	(548)	304
	$4,816	$1,821	$1,377	$(4,597)	$3,417

	Balance				Balance
	December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	September 30, 2017
Activity for 2017 restructuring charge:
Real estate obligations	$—	$4,024	$654	$(881)	$3,797
Activity for 2016 restructuring charge:
Severance	1,911	—	958	(2,467)	402
Real estate obligations	933	—	76	(730)	279
Activity for 2015 restructuring charge:
Real estate obligation	111	—	2	(38)	75
Service contracts	565	—	15	(148)	432
Activity for 2014 restructuring charge:
Real estate obligation	1,183	—	95	(463)	815
	$4,703	$4,024	$1,800	$(4,727)	$5,800

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

The prior year reclassifications, which did not affect total revenues, total costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Three Months Ended September 30, 2017
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$51,344	$(51,344)	$—
INAP CLOUD	17,563	(17,563)	—
INAP US	—	52,970	52,970
INAP INTL	—	15,937	15,937
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	$20,785	$(20,785)	$—
INAP CLOUD	4,160	(4,160)	—
INAP US	—	18,906	18,906
INAP INTL	—	6,039	6,039

	Nine Months Ended September 30, 2017
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$156,727	$(156,727)	$—
INAP CLOUD	53,955	(53,955)	—
INAP US	—	162,544	162,544
INAP INTL	—	48,138	48,138
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	$67,661	$(67,661)	$—
INAP CLOUD	12,758	(12,758)	—
INAP US	—	63,589	63,589
INAP INTL	—	16,830	16,830

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

Network

Network services includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 102 POPs around the world.

The following table provides segment results with prior period amounts reclassified to conform to the current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
INAP US	$65,678	$52,970	$186,821	$162,544
INAP INTL	17,294	15,937	52,314	48,138
Net revenues	82,972	68,907	239,135	210,682

Cost of sales and services, customer support and sales and marketing:
INAP US	35,842	29,600	101,252	97,832
INAP INTL	11,478	9,874	34,483	27,339
Total costs of sales and services, customer support and sales and marketing	47,320	39,474	135,735	125,171

Segment profit:
INAP US	29,836	23,370	85,569	64,712
INAP INTL	5,816	6,063	17,831	20,799
Total segment profit	35,652	29,433	103,400	85,511

Exit activities, restructuring and impairments	2,347	745	3,140	6,396
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	31,131	27,956	95,079	79,944
Income (loss) from operations	2,174	732	5,181	(829)
Non-operating expenses	17,093	12,496	47,791	38,066
Loss before income taxes and equity in earnings of equity-method investment	$(14,919)	$(11,764)	$(42,610)	$(38,895)

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

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(15,081)	$(10,863)	$(43,014)	$(38,377)
Less net income attributable to non-controlling interests	25	32	75	32
Net loss attributable to common stock	$(15,106)	$(10,895)	$(43,089)	$(38,409)
Weighted average shares outstanding, basic and diluted	20,206	19,929	19,968	18,645
Net loss per share, basic and diluted	$(0.75)	$(0.56)	$(2.16)	$(2.04)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	1,065	1,460	1,065	1,460

12. SUBSEQUENT EVENTS

On October 23, 2018, the Company closed a public offering of 4,210,527 shares of common stock at $9.50 per share to the public and received from the underwriter net proceeds of $36.6 million (net of underwriting discounts and commissions, and other offering expenses). We have granted the underwriters a 30-day option to purchase up to 631,579 additional shares of common stock on the same terms and conditions as the shares offered in the public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “INAP.” or “the Company” refers to Internap Corporation and our subsidiaries.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could” or “should,” that an “opportunity” exists, that we are “positioned” for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information available at the time such statements are made. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.
Therefore, actual future results and trends may differ materially from what is forecast in such forward-looking statements due to a variety of factors, including, without limitation: to drive growth while reducing costs; our ability to maintain current customers and obtain new ones, whether in a cost-effective manner or at all; the robustness of the IT infrastructure services market; our ability to achieve or sustain profitability; our ability to expand margins and drive higher returns on investment; our ability to sell into new and existing data center space; the actual performance of our IT infrastructure services and improving operations; our ability to correctly forecast capital needs, demand planning and space utilization; our ability to respond successfully to technological change and the resulting competition; the geographic concentration of the company’s data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; ability to identify any suitable strategic transactions; INAP's ability to realize anticipated revenue, growth, synergies and cost savings from the acquisition of SingleHop; INAP's ability to successfully integrate SingleHop’s sales, operations, technology, and products generally; the availability of services from Internet network service providers or network service providers providing network access loops and local loops on favorable terms, or at all; failure of third party suppliers to deliver their products and services on favorable terms, or at all; failures in our network operations centers, data centers, network access points or computer systems; our ability to provide or improve Internet infrastructure services to our customers; our ability to protect our intellectual property; our substantial amount of indebtedness, our possibility to raise additional capital when needed, on attractive terms, or at all, our ability to service existing debt or maintain compliance with financial and other covenants contained in our credit agreement; our compliance with and changes in complex laws and regulations in the U.S. and internationally; our ability to attract and retain qualified management and other personnel; and volatility in the trading price of INAP common stock.
These risks and other important factors discussed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC, and our other reports filed with the SEC could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q.
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
Overview

INAP is a global provider of high-performance data center services, including colocation, cloud and network. INAP partners with its customers, who range from the Fortune 500 to emerging start-ups, to create secure, scalable and reliable IT infrastructure solutions that meet the customer’s unique business requirements. INAP operates in 53, primarily Tier 3, data centers in 21 metropolitan markets and has 102 POPs around the world. INAP has over 1 million gross square feet in its portfolio, and approximately 600,000 square feet of sellable data center space.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Net revenues	$82,972	$68,907	$14,065	20%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	28,866	24,945	3,921	16%
Costs of customer support	7,984	6,237	1,747	28%
Sales, general and administrative	18,170	15,331	2,839	19%
Depreciation and amortization	23,431	20,917	2,514	12%
Exit activities, restructuring and impairments	2,347	745	1,602	215%
Total operating costs and expenses	80,798	68,175	12,623	19%
Income (loss) from operations	$2,174	$732	$1,442	(197)%

Interest expense	$16,898	$12,299	$4,599	37%

Supplemental Schedule

	Three Months Ended September 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Revenues:
INAP US	$65,678	$52,970	$12,708	24%
INAP INTL	17,294	15,937	1,357	9%
Net revenues	82,972	68,907	14,065	20%

Cost of sales and services:
INAP US	21,853	18,906	2,947	16%
INAP INTL	7,013	6,039	974	16%
Total costs of sales and services, exclusive of depreciation and amortization	$28,866	$24,945	$3,921	16%

INAP US

Revenues for our INAP US segment increased 24% to $65.7 million for the three months ended September 30, 2018, compared to $53.0 million for the same period in 2017. The increase was primarily due to revenue from organic growth, and the addition of SingleHop.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, increased 16%, to $21.9 million for the three months ended September 30, 2018, compared to $18.9 million for the same period in 2017. The increase was primarily due to SingleHop costs, partially offset by lower space and power costs from planned data center exits and network cost savings initiatives.

INAP INTL

Revenues for our INAP INTL segment increased 9% to $17.3 million for the three months ended September 30, 2018, compared to $15.9 million for the same period in 2017. The increase was primarily due to revenue from the INAP Japan consolidation, the addition of SingleHop and lower churn.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, increased 16%, to $7.0 million for the three months ended September 30, 2018, compared to $6.0 million for the same period in 2017. The increase was primarily due to $0.9 million in costs from the INAP Japan consolidation and costs from SingleHop.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $16.9 million for the three months ended September 30, 2018, compared to $14.4 million for the same period in 2017. The increase was due to $2.8 million increase in cash-based compensation and $0.4 million increase in stock-based compensation, offset by $0.6 million decrease in commissions and $0.1 million decrease in bonus accrual.

Stock-based compensation, net of amount capitalized, increased to $1.3 million during the three months ended September 30, 2018, from $0.9 million during the same period in 2017. The increase is due to additional employees receiving equity grants, and directors receiving their fees in shares of common stock in lieu of cash. The following table summarizes stock-based compensation included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,
	2018	2017
Costs of customer support	$38	$38
Sales, general and administrative	1,303	891
	$1,341	$929

Costs of Customer Support. Costs of customer support increased to $8.0 million during the three months ended September 30, 2018 compared to $6.2 million during the same period in 2017. The increase was primarily due to higher cash-based compensation due to increased headcount from the SingleHop acquisition.

Sales, General and Administrative. Sales, general and administrative costs increased to $18.2 million during the three months ended September 30, 2018 compared to $15.3 million during the same period in 2017. The increase was primarily due to $1.1 million increase in cash-based compensation, $0.8 million increase in commissions, $0.4 million increase in facility costs, $0.4 million increase in stock-based compensation due to additional employees receiving equity grants and $0.1 million increase in other benefits.

Depreciation and Amortization. Depreciation and amortization increased to $23.4 million during the three months ended September 30, 2018, compared to $20.9 million during the same period in 2017. The increase is primarily due to the depreciation on the capital leased assets obtained during the third quarter of 2018.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $2.3 million during the three months ended September 30, 2018 compared to $0.7 million during the same period in 2017. The increase is primarily due to planned data center exits.

Interest Expense. Interest expense increased to $16.9 million during the three months ended September 30, 2018 from $12.3 million during the same period in 2017. The increase is primarily due to increased borrowings and additional interest expense related to capital leases.

Nine Months Ended September 30, 2018 and 2017

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Net revenues	$239,135	$210,682	$28,453	14%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	81,880	80,419	1,461	2%
Costs of customer support	24,212	19,634	4,578	23%
Sales, general and administrative	57,625	47,466	10,159	21%
Depreciation and amortization	67,097	57,596	9,501	16%
Exit activities, restructuring and impairments	3,140	6,396	(3,256)	(51)%
Total operating costs and expenses	233,954	211,511	22,443	11%
Income (loss) from operations	$5,181	$(829)	$6,010	725%

Interest expense	$47,786	$37,581	$10,205	27%

Supplemental Schedule

	Nine Months Ended September 30,		Increase (Decrease) from 2017 to 2018
	2018	2017	Amount	Percent
Revenues:
INAP US	$186,821	$162,544	$24,277	15%
INAP INTL	52,314	48,138	4,176	9%
Net revenues	239,135	210,682	28,453	14%

Cost of sales and services:
INAP US	61,125	63,589	(2,464)	(4)%
INAP INTL	20,755	16,830	3,925	23%
Total costs of sales and services, exclusive of depreciation and amortization	$81,880	$80,419	$1,461	2%

INAP US

Revenues for our INAP US segment increased 15% to $186.8 million for the nine months ended September 30, 2018, compared to $162.5 million for the same period in 2017. The increase in revenue is primarily from the SingleHop acquisition, partially offset by a decline in network revenues primarily due to customer churn, in addition to other typical customer churn.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, decreased 4%, to $61.1 million for the nine months ended September 30, 2018, compared to $63.6 million for the same period in 2017. The decrease was primarily due to $5.0 million of costs related to conversion of operating leases to capital leases, $5.5 million from lower power and cost savings from planned data center exits, $4.0 million network savings from cost initiatives and lower volume, partially offset by costs from SingleHop, and $3.9 million of costs from our data center additions.

INAP INTL

Revenues for our INAP INTL segment increased 9% to $52.3 million for the nine months ended September 30, 2018, compared to $48.1 million for the same period in 2017. The increase was primarily due to revenues from the INAP Japan consolidation and addition of SingleHop.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, increased 23%, to $20.8 million for the nine months ended September 30, 2018, compared to $16.8 million for the same period in 2017. The increase was primarily due to $3.2 million of costs from INAP Japan consolidation, costs from SingleHop, and $0.4 million from lower margin product mix.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $51.5 million for the nine months ended September 30, 2018, compared to $43.2 million for the same period in 2017. The change was primarily due to $6.9 million increase in cash-based compensation, $1.5 million increase in stock-based compensation, $0.3 million increase in bonus accrual, offset by $0.4 million decrease in commissions.

Stock-based compensation, net of amount capitalized, increased to $3.6 million during the nine months ended September 30, 2018, from $2.1 million during the same period in 2017. The increase is due to additional employees receiving equity grants, and directors receiving their fees in shares of common stock in lieu of cash. The following table summarizes stock-based compensation included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Nine Months Ended September 30,
	2018	2017
Costs of customer support	$133	$136
Sales, general and administrative	3,441	1,925
	$3,574	$2,061

Costs of Customer Support. Costs of customer support increased to $24.2 million during the nine months ended September 30, 2018 compared to $19.6 million during the same period in 2017. The increase was primarily due to higher cash-based compensation due to increased headcount from SingleHop.

Sales, General and Administrative. Sales, general and administrative costs increased to $57.6 million during the nine months ended September 30, 2018 compared to $47.5 million during the same period in 2017. The increase was due to $2.7 million in acquisition costs, $2.6 million in higher cash-based compensation due to increased headcount, $1.6 million increase in stock-based compensation from more employees receiving stock compensation, $1.6 million increased in commissions, $0.9 million increase in facility costs and $0.7 million decrease in internal software costs that were capitalized (resulting in increased compensation costs in "Sales, general and administrative" expenses).

Depreciation and Amortization. Depreciation and amortization increased to $67.1 million during the nine months ended September 30, 2018 compared to $57.6 million during the same period in 2017. The increase is primarily due to the depreciation on the capital leased assets obtained during the third quarter of 2018.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $3.1 million during the nine months ended September 30, 2018 compared to $6.4 million of expense during the same period in 2017. The decrease is primarily due to planned closures of data centers in the prior year period, which resulted in the higher restructuring expenses.

Interest Expense. Interest expense increased to $47.8 million during the nine months ended September 30, 2018 from $37.6 million during the same period in 2017. The increase is primarily due to increased borrowings and additional interest expense related to capital leases.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. In addition, we present Adjusted EBITDA, an additional financial measure that is not prepared in accordance with GAAP (“non-GAAP”). A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure can be found below.

We define Adjusted EBITDA as GAAP net loss attributable to INAP shareholders plus depreciation and amortization, interest expense, provision (benefit) for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs, acquisition costs and claim settlement.

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

The following table reconciles Adjusted EBITDA to net loss as presented in our Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$82,972	$68,907	$239,135	$210,682

Net loss attributable to INAP stockholders	$(15,106)	$(10,895)	$(43,089)	$(38,409)
Depreciation and amortization	23,431	20,917	67,097	57,596
Interest expense	16,898	12,299	47,786	37,581
Provision for income taxes	162	221	404	689
Other expense (income)	195	(925)	11	(723)
Gain on disposal of property and equipment, net	(66)	(162)	(96)	(362)
Exit activities, restructuring and impairments	2,347	745	3,140	6,396
Stock-based compensation	1,341	929	3,574	2,061
Acquisition costs	5	102	2,869	198
Strategic alternatives and related costs(1)	25	32	75	46
Organizational realignment costs(2)	118	14	789	596
Non-income tax contingency	36	—	836	1,500
Claim settlement	—	—	—	713
Adjusted EBITDA	$29,386	$23,277	$83,396	$67,882

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017.

(2)
Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017.

Liquidity and Capital Resources

Liquidity

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of September 30, 2018, we had $10.0 million of borrowing capacity under our 2017 revolving credit facility. Together with our cash and cash equivalents, the Company’s liquidity as of September 30, 2018 was $21.9 million.

As of September 30, 2018, we had a deficit of $37.7 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $40.0 to $43.0 million in 2018, working capital needs and required payments on our 2017 Credit Agreement and other commitments. We continue to optimize our cost structure through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three and nine months ended September 30, 2018, we had a net loss attributable to INAP stockholders of $15.1 million and $43.1 million, respectively. As of September 30, 2018, our accumulated deficit was $1.3 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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

Capital Resources

Common Stock Offering

On October 23, 2018, the Company closed a public offering of 4,210,527 shares of common stock at $9.50 per share to the public and received from the underwriter net proceeds of $36.6 million (net of underwriting discounts and commissions, and other offering expenses). We have granted the underwriters a 30-day option to purchase up to 631,579 additional shares of common stock on the same terms and conditions as the shares offered in the public offering.

Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provides for a $300.0 million term loan facility ("2017 term loan") and a $25.0 million revolving credit facility (the " 2017 revolving credit facility"). The proceeds of the 2017 term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

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

As of September 30, 2018, the 2017 term loan had an outstanding principal balance of $430.2 million, which we repay in $1.1 million quarterly installments on the last business day of each fiscal quarter with the remaining unpaid balance due April 6, 2022. As of September 30, 2018, the 2017 revolving credit facility had an outstanding balance of $18.5 million. We have issued $5.7 million in letters of credit resulting in $4.3 million in borrowing capacity. As of September 30, 2018, the interest rate on the 2017 term loan and the 2017 revolving credit facility was 7.90% and 9.25%, respectively.

The 2017 Credit Agreement contains customary financial maintenance and operating covenants, including without limitation covenants restricting the incurrence or existence of debt or liens, the making of investments, the payment of dividends and affiliate transactions. As of September 30, 2018, we were in compliance with all covenants.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses and (ii) revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional fees which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement. This transaction was considered a modification.

Third Amendment

On February 28, 2018, INAP entered into the Incremental and Third Amendment to the Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Third Amendment").  The Third Amendment provides for a new incremental term loan facility under the 2017 Credit Agreement of $135.0 million (the "Incremental Term Loan"). The Incremental Term Loan has terms and conditions identical to the existing loans under the 2017 Credit Agreement, as amended.  Proceeds of the Incremental Term Loan were used to complete the acquisition of SingleHop and to pay fees, costs and expenses related to the acquisition, the Third Amendment and the Incremental Term Loan.

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

Fifth Amendment
On August 28, 2018, the Company entered into the Fifth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Fifth Amendment”).  The Fifth Amendment

amended the 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.

Cash Flows

Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities increased $1.2 million to $29.2 million primarily due to the increase in changes in operating assets and liabilities. Net income adjusted for non-cash items remained relatively flat ($33.2 million and $33.3 million for the nine months ended September 30, 2018 and 2017, respectively). We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.
Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $161.8 million, primarily due to the SingleHop acquisition, capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

During the nine months ended September 30, 2017, net cash used in investing activities was $19.8 million primarily due to capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $129.8 million, primarily due to principal payments of $10.5 million on the credit facilities and capital lease obligations, partially offset by $148.5 million of proceeds from the 2017 Credit Agreement.

During the nine months ended September 30, 2017, net cash used in financing activities was $6.8 million, primarily due to principal payments of $333.8 million on the credit facilities and capital lease obligations, partially offset by $295.5 million of proceeds from the 2017 Credit Agreement and $40.2 million of proceeds from the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of September 30, 2018, the balance of our long-term debt was $430.2 million on the 2017 term loan and $18.5 million on the 2017 revolving credit facility.

At September 30, 2018, the interest rate on the 2017 term loan and the 2017 revolving credit facility was 7.90% and 9.25%, respectively. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.” We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the 2017 revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $4.5 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of September 30, 2018, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2018, we realized a foreign currency loss of $0.2 million and less than $0.1 million, respectively, which we included in “Non-operating expenses,” and we recorded an unrealized foreign currency translation loss of $0.1 million and less than $0.1 million, respectively, which we included in “Other comprehensive (loss) income,” both in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC 606 using the modified retrospective method of adoption. The adoption of this guidance required the implementation of new accounting policies and processes which changed the Company’s internal controls over financial reporting for revenue and cost recognition, processes for calculating the cumulative effect adjustment as well as related disclosure requirements under the new guidance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2018	759	$11.46	—	—
August 1 to 31, 2018	206	13.33	—	—
September 1 to 30, 2018	310	12.63	—	—
Total	1,275	$12.04	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Exchange Act

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, as amended, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.

We determined that, between November 2012 and September 2018, our subsidiary iWeb provided information technology services to Pioneer Logistics Havacilik Turizm Yonetim Danismanlik Ithalat Ihracat San. Tic. Ltd. Sti, a Turkish company (“Pioneer Logistics”). On August 29, 2014, the Department of Commerce, Bureau of Industry and Security (“BIS”) determined that Pioneer Logistics was part of a procurement ring which directly supported the operation of Mahan Airlines, an Iranian airline and entity on BIS’s denied persons list.

From August 2014 to September 2018, iWeb received approximately $8,855 in fees from Pioneer Logistics. We are unable to accurately calculate the net profit attributable to these transactions. We promptly terminated Pioneer Logistics as a customer upon learning of its designation and do not plan to provide services to Pioneer Logistics in the future.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1
Incremental and Fifth Amendment to Credit Agreement, dated as of August 28, 2018, among Internap Corporation, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 31, 2018).

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

Date: November 1, 2018