Form 10-K
period 2018-12-31
Internap Corp
filed 2019-03-18
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $151,640,134 based on a closing price of $10.42 on June 30, 2018, as quoted on the Nasdaq Global Market.
As of March 13, 2019, 25,397,126 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on June 6, 2019 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our accompanying audited consolidated financial statements, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "projects," "forecasts," "plans," "intends," "continue," "could" or "should," that an "opportunity" exists, that we are "positioned" for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in Item 1A "Risk Factors." We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to "we," "us," "our," "INAP," or the "Company" refer to Internap Corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

Our Company

We are a global provider of premium data center infrastructure, cloud solutions, and high performance network services. Through our full-spectrum portfolio, including high-density colocation facilities, managed cloud hosting, and high-bandwidth/low latency network connectivity, we are providing and creating complete solutions for our customers.

We are targeting a large addressable market of business and enterprise customers, who range in size from Fortune 500 companies to emerging startups. We provide highly secure and redundant critical infrastructure across 21 major markets around the world. The locations of our facilities are strategically situated in metropolitan markets, primarily in North America, but with an extended reach through more than 100 network Points of Presence ("POPs") around the world.

We have over one million gross square feet in our portfolio and approximately 600,000 square feet of sellable data center space. Of the 21 major markets in our portfolio, we have a presence in 12 of the top 15 Metropolitan Statistical Areas ("MSAs") in the United States. Our major markets include: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, New York/New Jersey, Northern Virginia, Oakland, Phoenix, Seattle, and Silicon Valley. In addition, we have a strong presence in Montreal, the second largest city in Canada. Outside of North America, we have a strategic footprint in Amsterdam, Frankfurt, London, Hong Kong, Singapore, and Sydney. We also have a majority stake in INAP Japan, which has data centers in Tokyo and Osaka.

In addition, our Global Network Services group manages our metro fiber, IP backbone, bandwidth capacity, and connectivity to support our assets around the world. Our network is capable of delivering high performance IP and optimizes the quality of service for the most sophisticated customers. The network is designed to attract customers who require redundancy and low latency transport, as well as end-to-end traffic monitoring. Our network is a differentiator. It interconnects our customers through our data centers, and every other data center where our POPs are located around the world, giving INAP significant footprint and global reach.

Our Business

The IT infrastructure services market comprises a range of offerings that have emerged in response to shifting business and technology drivers. INAP competes specifically in the markets for colocation, hosting and Infrastructure-as-a-Service ("IaaS") solutions.

The IT infrastructure services market comprises a range of offerings that have emerged in response to shifting business and technology drivers. Multi-tenant data center providers such as INAP can meet the growing demand for off-premises infrastructure deployments through colocation, complex managed hosting, and network connectivity. Our IaaS model is designed to be flexible and scalable to keep pace with growth trends in mobility, services that require low latency and performance, and ultimately the Internet of Things ("IoT"). We aim to meet the needs of enterprises who are shifting workloads that were historically on-premise to off-premise colocation, hosted private clouds, on-ramp to public cloud environments, or some hybrid environment. We believe that the interconnection of these environments will provide customers with a host of solutions that meet the needs of their business over a sustainable planning horizon.

Our Competitive Strengths

High Quality Data Center Facilities in Key Metropolitan Areas. Our premier flagship data center properties are best-in-class facilities designed and constructed to specifications to support the highest criteria of security, redundancy, and performance. These assets are located in 21 major metropolitan areas in nine countries. Our facilities are geographically diversified so that no one metropolitan area represents more than 15% of revenue. Our data center footprint is significant, with over one million gross square feet under management and approximately 600,000 square feet of sellable data center space. We are present primarily in the top MSAs in North America where we believe we touch a large addressable market of businesses and enterprises who need the products and services we offer and positions us to expand our market share and drive revenue growth.

Application-Driven Solution Engineering. The ever-evolving needs of IT environments are not one-size fits all. Applications and workloads perform optimally only when the underlying infrastructure is designed and configured to support their specific requirements. This is why we use an application-driven approach to solution engineering. First, we seek to understand the customer’s particular requirements, and only then do we recommend and build the best solution. Whether colocation, managed private cloud, or third party public cloud, our full-spectrum of services allow for best-fit solutions for our customers.

Full-Spectrum Data Center and Cloud Solutions. With growing demand for outsourced IT infrastructure, we believe our full-spectrum data center and cloud solutions are positioned to capture the opportunity, regardless of deployment model or service requirement. Whether an enterprise requires small or hyperscale colocation, private or public cloud, or a mix of these services in a multi-cloud or hybrid environment, we can support them. We connect all of our data centers and cloud services with our Performance IP™ service.

High-Performance Solutions Delivered via Automation and Technical Engineering. Through a combination of automation platforms and highly-skilled technical engineering, we are able to deliver best-in-class high performance IP, speed, resiliency, and scalability that interconnects our data centers and POPs around the world. We use technology and processes to optimize data routes, manage complex IT environments, and deliver a premium service that customers seek out for full solutions.

Strong, Experienced Management Team. Our senior leadership team is made up of veterans of the Data Center, Telecom, Media, and Technology industry sectors. The corporate and operations teams have years of experience working together at INAP and elsewhere with the ability to drive performance in accordance with set objectives. Collectively, the leadership team is focused on executing a profitable organic growth strategy through continued improvement of operating performance and accretive acquisitions and divestitures.

Diverse Customer Base. As of December 31, 2018, we have approximately 10,000 customers across various industries, including healthcare, advertising technology, finance, technology infrastructure, gaming, and software. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Market Opportunity

We compete in the large and fast-growing market for IT infrastructure services (outsourced data center, compute resources, storage, network services, and managed services). Enterprises continue to migrate from on-premise IT environments to outsourced services: colocation, managed hosting, or hyperscale public clouds. This migration is expected to move approximately $84.0 billion in on-premise IT value to an outsourced model by 2022, according to Structure Research, with continued movement in this direction for the foreseeable future. From 2017 to 2022, our addressable market is expected to grow from $68.4 billion to approximately $137.0 billion, with a 5-year CAGR of 15%.

Three complementary macro-level trends are driving demand for IT infrastructure services: the rapid growth of the digital economy, the increases in outsourcing of IT, and the emergence of IoT.

The Growth of the Digital Economy

The digital economy continues to impact existing business models with a new generation of software and networked applications. Widespread adoption of mobile devices combined with rising expectations around the performance and availability of both consumer and business applications places increasing pressure on enterprises to deliver a seamless end-user experience on any device at any time in any location. Simultaneously, Software-as-a-Service models have changed data usage patterns with information traditionally maintained on individual machines and back-office servers which are now being streamed across the Internet. These applications require predictable performance and data security.

Further, the growth of big data analytics is giving rise to a new breed of "fast data" applications that collect and analyze massive amounts of data in real time to drive immediate business decisions - for example, real-time ad bidding platforms and personalized e-commerce portals. Finally, the emergence and adoption of the IoT is giving rise to the "edge," where data center and connectivity options are required to be closer to the end user.

The Outsourcing of IT Infrastructure

On-premise IT infrastructure still accounts for the largest overall share of the market but is in rapid decline due to workloads shifting to outsourced infrastructure models, such as colocation and cloud computing. This trend favors data center and cloud service providers that can offer a range of solutions to cater to the varying needs of medium and large enterprise IT. We expect that many customers will need technical expertise provided by companies like ours to migrate, secure, and manage third party public cloud workloads.

As distributed applications become more prevalent, security concerns and compliance issues are placing new burdens on the traditional IT model and driving new costs and complexity. As a result, IT organizations are increasingly turning to infrastructure outsourcing to free-up valuable internal resources to focus on their core businesses, improve service levels and lower the overall cost of their IT operations. We serve as a partner to those resource-limited businesses and enterprises by providing the necessary infrastructure and services to address the increasing complexity of IT environments in today’s digital-centric world. We serve as a partner to businesses and enterprises, as we provide those resources to customers who are limited.

The Emergence of IoT and the ‘Edge’

The IoT continues to evolve as more and more products now have IP addresses. The volume of IoT projects being deployed has risen dramatically in recent years. This offers countless opportunities for multi-tenant data center and cloud service providers, especially ones with ‘edge’ reach, such as ours. The necessary combination of data center proximity to end-users and the ability to deliver extremely low latency for real-time application interaction, will dictate where infrastructure is deployed to enable IoT projects.

Rapid growth in data generated from IoT deployments will also continue to drive a need for low latency storage. Internet infrastructure providers with extensive data center footprints, cloud and storage options will be prime targets for IoT deployments. We believe we are well positioned to capitalize on this growing trend.

Our Growth Strategy

Our objective is to increase market share and continue to deliver profitable growth as a trusted partner to our customers. We aim to offer complete solutions that may require some or all of the full-spectrum of data center, cloud, and/or network services for businesses and enterprises globally. Our profitable growth strategy is designed to produce sustainable long-term returns, driven by both organic and inorganic activities:

Improve Performance of Technical and Economic IT Outcomes for Global Organizations. By taking an application-driven approach to solution design and engineering, along with the use of our innovative automation platforms, we partner with IT managers to deploy solutions aligned with the needs of the application and workloads, reducing unnecessary complexities and costs. Regardless of deployment model (i.e., colocation, bare metal, complex managed hosting, private cloud, or managed AWS/Azure), we have the expertise and tools to support the right mix of infrastructure to optimize both technical and economic solutions. We believe this positions us well to capture new business within the competitive landscape.

Increase Brand Awareness. Continued focus on our go-to-market efforts through sales and marketing are intended to give broader awareness to our full-spectrum of data center and cloud solutions. Investments in marketing initiatives, sales training, and overall brand coverage are designed to give greater attention and coverage to us and support the efforts of our quota bearing sales representatives with both prospective and existing customers.

Expand IT Wallet Share with our Large Existing Customer Base. With our growing portfolio of data center and cloud services, and a customer base of approximately 10,000, we have the opportunity to support our customers’ expansion needs with production, test and development, and disaster recovery offerings in addition to 24/7 managed services. Customers desire a single trusted partner that can offer them solutions for their needs today, as well as their projected needs of the future. Our "land and expand" approach to customer lifecycle management enables us to remain tied closely to the customer’s IT and business roadmap and anticipate their evolving needs. We are staffed with strong account management and customer success organizations that align with our strategy to grow in these efforts.

Accelerate Scale and Capabilities. We expect to accelerate our transformation through strategic acquisitions that add to or strengthen our service portfolio, expand our geographic reach and increase the scale of our business. We continuously evaluate opportunities that fit within this criteria and will ultimately strengthen our position in the market, including smart tuck-in acquisitions, strategic partnerships, joint ventures and transformational mergers or acquisitions.

Our Products and Services

Colocation

Colocation involves providing conditioned power with back-up capacity and physical space within data centers along with associated services such as interconnection, remote hands, environmental controls, monitoring and security while allowing our customers to deploy and manage their servers, storage and other equipment in our secure data centers. We design, construct, and operate the critical data center infrastructure to service our customers.

Data Center Locations

We offer premier data center services in 21 metropolitan markets worldwide, and have 53 data centers. The number of locations is provided for each market.

North America			Europe	Asia Pacific
Atlanta (2)	Houston	Northern Virginia/ DC (2)	Amsterdam (4)	Hong Kong (2)
Boston	Los Angeles (2)	Oakland	Frankfurt	Japan (4)
Chicago (4)	Miami	Phoenix (3)	London (3)	Singapore (3)
Connecticut	Montreal (4)	Seattle (2)		Sydney
Dallas (3)	New York/New Jersey (3)	Silicon Valley (5)

POP Locations

INAP has 102 POPs in the following metropolitan markets worldwide, and for each location the number of POPs is provided.

North America			Europe	Asia Pacific
Atlanta (4)	Los Angeles (8)	Phoenix (6)	Amsterdam (4)	Hong Kong (2)
Boston (3)	Miami (2)	Sacramento	Frankfurt (2)	Japan (4)
Chicago (6)	Montreal (6)	Seattle (3)	London (4)	Singapore (6)
Connecticut	New York/New Jersey (9)	Silicon Valley (10)	Paris	Sydney
Dallas (4)	Northern Virginia/DC (8)	Toronto
Denver (2)	Oakland
Houston	Philadelphia (2)

Cloud

Cloud services involve providing compute resources and storage services on demand via an integrated platform, all connected with our Performance IP™ network fabric for low latency connectivity.

Bare Metal

Our Bare Metal Service is intended for workloads and applications that demand robust compute and reliable performance in a high-performance, single-tenant hosting solution.

Private Cloud

Private Cloud dedicates cloud computing resources to a single client that is either logically isolated (multi-tenant) or physically isolated (single tenant) from other users. Compute resources are reserved and dedicated for that client alone. Benefits of our private cloud include, but are not limited to, high levels of security, right-sized to the needs of the workloads, automated for speed of deployment, and transparent for direct visibility into ongoing environmental health.

Managed Third Party Cloud

24x7x365 technical and account support for third party cloud services. Our expertise, solution design, deployment and security allow our customers to focus on their business, not on their cloud infrastructure.

Disaster Recovery-as-a-Service ("DRaaS")

DRaaS offers protection to a customer’s business reputation by ensuring their applications work for their internal users and their customers during adverse IT events. DRaaS is a secondary environment in a geographically diverse location that enables our customers to resume operations during downtime of their primary production environments.

Cloud Backups

Offsite cloud backups provide the highest level of data protection and redundancy. Cloud backup is a simple, affordable and secure way to satisfy data protection needs.

Managed Storage

From dedicated Storage Area Network (SAN) to Cloud Object storage, our managed storage services provide access to on-demand storage and support for our customer’s applications with no upfront capital investment on their part.

Managed Security

Our managed security services mitigate attacks, improve performance and reduce data recovery costs. With 24/7 protection and flexible deployment options, our managed security services assist our customers in meeting regulatory and best practice requirements, such as FSA, DPA, Basel, ISO 17799, HIPAA and GLA.

Multi-cloud

Multi-cloud solutions are tailored to varying application and workload requirements, leveraging more than one cloud or infrastructure service, such as private cloud and third party cloud.

Network

Network services includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through more than 100 POPs around the world.

Corporate Information

We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Our common stock trades on the Nasdaq Global Market under the symbol "INAP." Our principal executive offices are located at 12120 Sunset Hills Road, Suite 330, Reston, Virginia 20190.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, price sensitivity and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price and brand recognition. We believe that we can compete on the basis of these factors to varying degrees. Our current and potential competition primarily consists of:

•	Colocation providers, including CyrusOne, Equinix, CoreSite, QTS Realty Trust, ZColo and Cyxtera

•	Managed services and hosting providers, including: Rackspace, IBM Cloud, Hosting, and CenturyLink

•	Cloud providers, including IBM Cloud, OVH.com, Amazon Web Services, Microsoft Azure, and Google Cloud

•	Network Service providers including Cogent, XO, CenturyLink, Zayo, Telia and NTT Communications

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect our proprietary technology. As of December 31, 2018, we had 19 patents (16 issued in the United States and 3 issued internationally) that extend to various dates between 2019 and 2034, and 19 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2018, we had approximately 640 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We generally believe our labor relations to be good.

Available Information

The Securities and Exchange Commission ("SEC") maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Risks Related to our Business

We cannot predict with certainty the future evolution of the IT infrastructure market in which we compete and may be unable to respond effectively or on a timely basis to rapid technological change.

The IT infrastructure market in which we compete is characterized by rapidly changing technology and new industry standards and customer needs, as well as by frequent new product and service introductions. Innovative new IT technologies and evolving industry standards have the potential to quickly gain widespread acceptance, either replacing or providing efficient, potentially lower-cost alternatives to more traditional IT communications services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable or require us to spend significant amounts of capital to develop, adapt or adopt new technologies or industry standards.

Our failure to anticipate new technology trends that may eventually become the preferred technology choice of our customers, to adapt our technology to any changes in the prevailing industry standards (or, conversely, for there to be an absence of generally accepted standards applicable to the industries we compete in) could materially and adversely affect our business. Our pursuit of and investment in necessary technological advances may require substantial time and expense, but may not guarantee that we can successfully adapt our network and services to alternative access devices and technologies. Technological advances in computer processing, hardware, storage, capacity, component size, artificial intelligence solutions, cloud computing solutions or power management could result in a decreased demand for our data center and hosting services. Likewise, if the Internet backbone becomes subject to a form of central management or gatekeeping control (whether by the government or another centralized entity), or if internet service providers ("ISPs") establish an economic settlement arrangement regarding the exchange of traffic between Internet networks that is passed on to Internet users, the demand for our services could be materially and adversely affected.

If we are unable to develop new and enhanced services and products that achieve widespread market acceptance, or if we are unable to improve the performance and features of our existing services and products or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

The markets in which we compete are constantly evolving. The process of expending research and development funds to create new services and products, and the technologies that support them, is expensive, time and labor intensive and uncertain. We may not understand or accurately assess the market demand for new services and products, price the new services and products on a competitive basis, or not be able to fix technical problems with new services and products. The demand for top research and development and technical talent is high, and there is significant competition for these scarce resources.

Our future success may depend on our ability to respond to the rapidly changing needs of our customers by expending research and development funds in an efficient manner to acquire talent and to develop, introduce and market new services, products and upgrades on a timely basis. New product development, introduction and marketing involves a significant commitment of time and resources and is subject to a number of risks and challenges, including:

•	developing or expanding efficient sales channels;

•	sourcing, identifying, obtaining and managing qualified research and development and technical staff with the appropriate skill and expertise;

•	managing the length and roll out of the development cycle for new products and product enhancements;

•	identifying and adapting to emerging and evolving industry standards and to technological developments by our competitors' and customers' services and products;

•	entering into new or unproven markets where we have limited experience or there is significant competition;

•	developing and managing new service and product service strategies and integrating them with our existing services and products;

•	incorporating acquired products, technologies and personnel;

•	trade compliance issues affecting our ability to ship new products to international markets; and

•	obtaining required technology licenses and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products.

In addition, if we cannot innovate or improve our current products or adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. If we are not successful in managing these risks and challenges, or if our new services, products and upgrades are not technologically competitive or do not achieve market acceptance, we may experience a material decrease in our revenues and earnings.

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

Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including:

•	their level of satisfaction with our services;

•	our ability to provide features and functionality demanded by our customers;

•	the prices of our services compared to our competitors;

•	technological advances that allow customers to meet their needs with fewer infrastructure resources;

•	mergers and acquisitions affecting our customer base; which include a significant number of technology customers that are potentially attractive acquisition targets; and

•	reduction in our customers' spending levels or economic decline in our customer’s markets.

If our customers do not renew their agreements with us or if they renew on less favorable terms than their existing agreements, our revenue would decline, and our results of operations may suffer. Similarly, our customer agreements may provide for minimum commitments that may be significantly below our customers' historical usage levels. Consequently, these customers could significantly curtail their usage without incurring any incremental fees under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

Our capital investment strategy for data center, cloud and IT infrastructure services expansion may contain erroneous assumptions causing our return on invested capital to be materially lower than expected and could materially impact our results of operations.

Our strategic decision to invest capital in expanding our data center, cloud and IT infrastructure services is based on, among other things, significant assumptions related to expected growth of these markets, our IT solutions program, our competitors perceived or actual plans and current and expected server utilization and data center occupancy rates. Adding data center space involves capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate, particularly as technology and industry standards evolve. Errors or imprecision in these estimates, especially those related to our cost of capital, customer demand or our competitors' plans, could cause actual results to differ materially from our expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

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

As part of our strategy, we may continue to expand our IT infrastructure services and may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower rate than projected in our capital investment modeling. These challenges and difficulties relate to our ability to:

•	identify and obtain the use of locations meeting our selection criteria on competitive terms, if at all;

•	estimate costs and control delays for our services;

•	obtain necessary permits on a timely basis, if at all;

•	generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans;

•	establish key relationships with IT infrastructure providers and other third party vendors required to deliver our services;

•	obtain the necessary power density, upgrades and supply from local utility companies at competitive rates;

•	hire, train, retain and manage sufficient operational and technical employees and supporting personnel;

•	avoid labor issues impacting our suppliers, such as a strike; and

•	identify and obtain contractors that perform on the agreed upon contract performance.

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

Our business could be harmed by prolonged power outages or shortages, increased costs of energy or general lack of availability of electrical resources.

Our data centers are susceptible to regional costs of power, power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources.

Power outages, including, but not limited to those relating to large storms, hurricanes, terrorism, earthquakes, fires or other natural disasters, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure necessary for power generation in adverse conditions, including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.

In addition, global fluctuations in the price of power can increase the cost of energy. In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, the demand for power and cooling is growing. This means that we could face power limitations in our data centers if we are unable to obtain additional power from our service providers. This could have a negative impact on the effective available capacity of a given data center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows. We may also have difficulty obtaining sufficient power capacity for potential sites in new or existing markets. We may experience significant delays and substantial increased costs demanded by the utilities to provide the level of electrical service required by our current data center designs.

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

We compete in a rapidly evolving, highly competitive market which has been, and is likely to continue to be, characterized by overcapacity, industry consolidation and continued pricing pressure. In addition, our competitors may acquire software-application vendors, technology providers or other service providers, or develop similar products enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively, particularly as fixed costs increase for industry participants. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the IT infrastructure market. As a result of this consolidation, many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry and may be able to:

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

In addition, IT infrastructure providers may make technological advancements to enhance the quality of their services, which could negatively impact the demand for our IT infrastructure services. We also expect that we will face additional competition as we expand our product offerings, including competition from technology and telecommunications companies and non-technology companies which are entering the market through leveraging their existing or expanded network services and cloud infrastructure platforms. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies also are exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods, including the cable television infrastructure, direct broadcast satellites and wireless local loops.

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

Many of our IT infrastructure services are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to outsource some or all of its IT infrastructure typically involves a significant commitment of resources. Some customers may be reluctant to purchase our services due to their inability to accurately forecast future demand, delay in their internal decision-making or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue or the revenue is less than we originally forecast when we pursued the customer. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

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

In addition, our customers' business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our customers' needs for our services. If this occurs, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments in the future, it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

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

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software to attack our products and services and gain access to our networks and data centers, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users' or customers' data, or acting in a coordinated manner to launch distributed denial of service, ransomware or other coordinated attacks. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our customers.

A number of widespread and disabling attacks on public and private networks have occurred in the past in our industry. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, hardware limitations, software vulnerabilities, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers and fines and penalties to governmental or regulatory agencies, and our reputation could suffer, thereby resulting in a loss of current customers and deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or "spam," regulations.

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

As we continue to grow our cloud services, we store and process increasingly large amounts of personally identifiable information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security and illustrates the value of certain types of personally identifiable information. Despite our efforts to improve the security controls across our business groups and geographies, it is possible that the security controls we have implemented to safeguard personal data and our networks, our training of employees and vendors on data security, our vendor security requirements, and other practices we follow may not prevent or detect the compromise of our networks or the improper disclosure of customer data that we or our vendors store and manage. Improper disclosure could harm our reputation, create risks for customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

If governments modify or increase regulation of the Internet, or goods or services necessary to operate the Internet or our IT infrastructure, our services could become more costly.

International bodies and federal, state and local governments have adopted a number of laws and regulations that affect the Internet and are likely to continue to seek to implement additional laws and regulations. In addition, federal and state agencies have adopted or are actively considering regulation of various aspects of the Internet and/or IP services, including taxation of transactions, enhanced data privacy and data retention legislation and various energy regulations, as well as law enforcement surveillance and anti-terrorism initiatives targeting instant messaging applications. For example, if the Federal Communications Commission (the "FCC" or "Commission") were to impose federal Universal Service Fund requirements on a number of our managed hosting services such as virtual private network, dedicated IP and other enterprise customer services, that could raise our costs, and potentially require us to charge more for our services than we currently do and negatively impact our business. Additionally, we must comply with federal and state consumer protection laws. Finally, other potential laws and regulations targeted at goods or services that are cost inputs necessary to operate our managed service and colocation offerings could have a negative impact on us. These factors may impact the delivery of our services by driving up the cost of power, which is a significant cost of operating our data centers and other service points.

Ongoing changes to the so-called "open Internet" or "net neutrality" rules could also affect our business. At the end of 2017, the FCC adopted a new Open Internet order that largely repealed the Open Internet rules the Commission had approved in 2015. The 2015 rules reclassified broadband Internet access as a "telecommunications service," which subjected it to broad, "common carrier" regulation originally devised for telephone service. The 2015 order also established (among other things) "bright line rules" that prohibited an ISP from blocking, throttling (impairing or degrading lawful Internet traffic on the basis of content, applications or service), and paid prioritization or "fast lanes," including for ISP affiliates. It also included transparency requirements.

The 2017 order reclassified broadband Internet access back to be an "information service," eliminating the common carrier regulation (including blocking, throttling, and paid prioritization) and the FCC’s jurisdiction for imposing that type of regulation. Instead, broadband providers are subject only to a transparency requirement. The D.C. Circuit heard oral argument on the appeal of the 2017 order on February 1, 2019, and is expected to rule sometime later this year. If an appeal is successful, depending on the content of any judicial order, some or all of the 2015 restrictions may become applicable once again. Proposals to impose Open Internet-style regulations are also pending in other governmental bodies, including the U.S. Congress and some states (which would have to overcome the 2017 order’s preemption provisions). In light of these changes, challenges, and proposals, it is unclear what Open Internet regulations may exist in the future.

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

In another pending rulemaking, the FCC is proposing to regulate Internet-based video programming providers as multi-channel video programming distributors ("MVPDs") as it currently regulates established cable television providers and satellite providers. Approximately two years ago, during the previous administration, the FCC tentatively concluded that the traditional definition of MVPD requiring ownership of the video transmission path should be expanded to include Internet-based video programmers. Though it is unclear if the FCC will ever issue the proposed rules, if it does so, this proceeding could directly impact the ability of a number of our customers to compete for video programming, and thereby impact the future use of our services.

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

If we fail to comply with privacy rules and regulations implemented by foreign governments and agencies, our business could be adversely affected, and we could face claims for liabilities.

The EU’s General Data Protection Regulation ("GDPR") prohibits companies from transferring European Economic Area ("EEA") residents' personal data from the EEA to a non-EEA country, unless the EU has deemed the laws of that country to provide "adequate" protection for personal data or appropriate safeguards are in place. Outside transfers covered by the EU-U.S. Privacy Shield framework, the EU does not consider U.S. data privacy laws to be adequate. INAP and certain of its subsidiaries are certified to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, which provide a legal framework for the transfer of personal data of EU data subjects under EU law. Privacy Shield, among other things, requires companies in the U.S. that receive personal data from the EU to adhere to certain privacy principles. Companies that certify to Privacy Shield, but fail to abide by its requirements, could be subject to enforcement actions by EU data protection authorities or the U.S. Federal Trade Commission. Companies that are not certified under Privacy Shield may rely on other lawful data transfer mechanisms, such as standard contractual clauses or (for intra-company cross-border data transfers) binding corporate rules. Companies that transfer personal data from the EU to the U.S. without an appropriate data transfer mechanism in place could be subject to enforcement actions by EU member state data protection authorities.

In addition to laws regulating the cross-border transfer of personal data, the GDPR, which went into effect on May 25, 2018, imposes requirements on all companies that offer goods and services to, or monitor the behavior of, EU residents. The GDPR applies to companies that meet this description regardless of whether such companies have physical operations in the EU. In light of these developments, we adopted internal and external policies, procedures, and contracts governing our processing data subject to GDPR, including the cross-border transfer of such data from the EU to the U.S. We continue to monitor the regulation and enforcement of data privacy regulations as these regulations continue to evolve.

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

The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including allegations of defamation, invasion of privacy, copyright infringement or other similar claims under Digital Millennium Copyright Act, other legislation and common law. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

If we fail to comply with telecommunications services regulations our business could be negatively affected.

One of our subsidiaries offers Metro Connect Ethernet data transmission services to customers colocated at our data centers to enable expanded connectivity. These are regulated telecommunications services, which require our subsidiary to obtain regulatory certifications and often to maintain an approved tariff in most states in which these services are offered. There are various regulatory compliance requirements to operate as a telecommunications carrier, such as the filing of tariffs, annual reports and universal service reports with governmental authorities. We also must comply with state consumer protection laws in every state in which we operate, which are subject to frequent changes and occasional uncertainty as to their application to us. Failure to comply with any of these requirements could negatively impact our business.

We depend on third party suppliers for key elements of our IT infrastructure services and products. If we are unable to obtain these elements on a cost-effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

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

We also depend on other companies to supply various key elements of our network infrastructure, including the network access loops between our network access points and our ISP, local loops between our network access points and our customers' networks and certain end-user access networks. Pricing for such network access loops and local loops has risen over time and operators of these networks may take measures that could degrade, disrupt or increase the cost of our or our customers' access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees. Some of our competitors have their own network access loops and local loops and are, therefore, not subject to similar availability and pricing issues. The inability to access or obtain network loops such as these on a cost-effective basis could have a materially adverse effect on our results of operations.

For data center and hosting facilities, we rely on a number of landlords or vendors to provide physical space, convert or build space to our specifications, provide power, internal cabling and wiring, climate control, physical security and system redundancy. We typically obtain physical space through long-term leases. We utilize multiple other vendors to perform leasehold improvements necessary to make the physical space available for occupancy. The demand for premium data center and hosting space in several key markets has outpaced supply over recent years and the imbalance is projected to continue over the near term. This has limited our physical space options and increased, and will continue to increase, our costs to add capacity. If we are not able to procure space through renewing our existing leases or entering into new leases, acquiring the entities which have leases, or are not able to contain costs for physical space, or are not able to pass these costs on to our customers, our results will be adversely affected.

In addition, we currently purchase infrastructure equipment such as servers, routers, switches and storage components from a limited number of vendors. We do not carry significant inventories of the equipment we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs or even cause us to fail to provide services to any of our customers on a timely basis. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could materially and adversely affect our results.

Some of our products and services contain or use open source software, which may pose risks to our proprietary software and solutions.

We currently use open source software in our products and for certain services and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources and we may not be able to offer an effective solution after the conclusion of such a process. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software or the use of such software may expose us to a cybersecurity incident. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business and operating results.

Any failure of our physical IT infrastructure or applications could lead to unexpected costs and disruptions that could harm our business reputation, consolidated financial condition, results of operations and cash flows.

Our business depends on providing customers with highly-reliable services. We must protect our IT infrastructure and our customers' data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

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

Problems at one of our sites, whether or not within our control, could result in service interruptions or significant equipment damage. Most of our customers have service level agreements ("SLA") that require us to meet minimum performance obligations and to provide service credits to customers if we do not meet those obligations. If a service interruption impacts a significant portion of our customer base, the amount of service credits we are required to provide could adversely impact our business and financial condition. Also, if we experience a service interruption and we fail to provide a service credit under an SLA, we could face claims related to such failures, which could adversely impact our business and financial condition. Because our data centers are mission critical to our customers' businesses, service interruptions or significant equipment damage in our data centers also could result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a failure to meet performance obligations in our SLAs.

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

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. Generally, our leases provide us with the opportunity to renew the leases at our option for periods typically ranging from five to 10 years. Many of these options provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. In addition, we have long-term agreements for certain of the leased properties which extend beyond 10 years and such agreements specify the rental rates for such long-term periods. If rental rates drop in the near term, we would not be able to take advantage of the drop-in market rates until the expiration of the then-existing lease.

For the leases that do not contain renewal options, or for which the option to renew has been exhausted or passed, we cannot guarantee the landlord will renew the lease, or will do so at a rate that will allow us to maintain profitability on that particular space. While we proactively monitor these leases and conduct ongoing negotiations with landlords, our ability to renegotiate renewals is inherently limited by the original contract language, including option renewal clauses. If we are unable to renew, we may incur substantial costs to move our infrastructure and/or customers and to restore the property to its required condition. There is no guarantee that our customers would move with us and we may not be able to find appropriate and sufficient space. The occurrence of any of these events could adversely impact our business, financial condition, results of operations and cash flows.

In addition, we have capital lease agreements that require us to decommission the physical space for which we have not yet recorded an asset retirement obligation ("ARO"). Due to the uncertainty of specific decommissioning obligations, timing and related costs, an ARO is not reasonably estimable for these properties and we have not recorded a liability at this time for such properties.

A failure in the redundancies in one or more of our NOCs, POPs or computer systems could cause a significant disruption in Internet connectivity which could impact our ability to serve our customers.

While we maintain multiple layers of redundancy in our operating facilities, if we experience a problem at one or more of our network operations centers ("NOCs"), including the failure of redundant systems, we may be unable to provide Internet connectivity services to our customers, provide customer service and support or monitor our network infrastructure or POPs, any of which would seriously harm our reputation, business and operating results. Also, because we are obligated to provide continuous Internet availability under our SLAs, we may be required to issue service credits as a result of such interruptions in service. If material, these credits could negatively affect our revenues and results of operations. In addition, interruptions in service to our customers could potentially harm our customer relations, expose us to potential lawsuits or necessitate additional capital expenditures.

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

The growth of our business depends on our ability to continue to develop and successfully implement effective and efficient business support policies, processes and internal systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

•	sourcing, evaluating and targeting potential customers and managing existing customers;

•	implementing customer orders for services;

•	delivering these services;

•	timely billing and collection for these services;

•	budgeting, forecasting, tracking and reporting our results of operations;

•	maintaining the Company’s internal control over financial information; and

•	providing technical and operational support to customers and tracking the resolution of customer issues.

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

Our business requires that we maintain, repair, upgrade, and periodically replace our facilities and networks. This requires management time, and attention as well as planning by our staff and potentially significant capital expenditures. In the event that we fail to maintain, repair, upgrade, or replace essential portions of our network or facilities, it could lead to a material degradation or interruption in the level of service that we provide to our customers. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network. We could be subject to significant network repair and replacement expenses in the event a terrorist attack or a natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software. Our failure to maintain or properly operate this could lead to degradations or interruptions in customer service. Our failure to provide proper customer service could result in claims from our customers due to failing to meet SLAs, early termination of contracts, and damage to our reputation.

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

The bankruptcy, insolvency or financial difficulties of a major customer could have a material adverse effect on us.

The bankruptcy or insolvency of a major customer could have significant consequences for us. If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us or otherwise attempt to recover amounts the customer paid to us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. If any of our significant customers were to become bankrupt or insolvent or suffer a downturn in their business, they may fail to renew, or reject or terminate, their leases with us and/or fail to pay unpaid or future rent owed to us, which could have a material adverse effect on us.

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

Because we face significant competition for acquisition and business opportunities from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy.

We have encountered and expect to encounter intense competition for acquisitions and business opportunities from other entities having a business objective similar to ours, including entities competing for the type of businesses that we may seek to acquire. Many of these competitors possess greater technical, human and other resources, more local industry knowledge, or greater access to capital, than we do, and our financial and operational resources may be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully identifying and completing future acquisitions and business opportunities.

In addition, while we believe that there are numerous target businesses that we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and business opportunities and cannot assure you that any additional financing will be available to us on acceptable terms, or at all, or that the terms of our existing financing arrangements will not limit our ability to do so. This inherent competitive limitation could give others an advantage in pursuing acquisitions and business opportunities.

We face certain risks associated with the acquisition or disposition of businesses or entry into joint ventures.

In pursuing our corporate strategy, we may acquire, dispose of or exit businesses or reorganize our existing business. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms, obtain funding and ultimately complete such transactions. Acquisitions (including SingleHop), dispositions, joint ventures and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the operations, control environments and personnel of acquired companies;

•	potential disruption of our ongoing business;

•	potential distraction of management and other key personnel;

•	diversion of business resources from core operations;

•	expenses and potential liabilities related to the transactions, dispositions or acquired business;

•	failure to realize synergies or other expected benefits;

•	difficulty in maintaining controls, procedures, and policies,

•	obtaining funding or other sources of liquidity on competitive terms, if at all; and

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired.

Any inability to identify and integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. As we complete acquisitions, we may encounter difficulty in incorporating acquired technologies and services into our offerings while maintaining the quality standards that are consistent with our business operations, brand and reputation. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash, require us to borrow funds on terms that are less advantageous than our current borrowing arrangements or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve and adversely impact our business and results of operations.

We intend to increase our size in the future, and may experience difficulties in managing growth.

We have adopted a business strategy that contemplates that we will expand our operations, including engaging future acquisitions or entering into other business opportunities, and as a result we are required to increase our level of corporate functions, which may include hiring additional personnel to perform such administrative functions and enhancing our IT systems. Any future growth may increase our corporate operating costs and expenses, administrative headcount and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced IT systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years and may experience similar issues in the future. Many major economies worldwide could enter significant economic recessions and continue to experience economic weakness, with the potential for another economic downturn to occur. To the extent economic conditions could impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic could lead to a reduction in our revenue. Additionally, in a down-cycle or low growth economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely on for various services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses.

The availability, cost and terms of credit also may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, may lead many lenders and institutional investors to reduce credit to businesses and consumers. These factors led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending. Any of these credit problems could have a negative impact on our operations or expenses.

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

•
fluctuations in currency exchange rates associated with non-U.S. operations (including as a result of Brexit), hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), and other non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the "Bribery Act"), and Modern Slavery Act 2015;

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

The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control ("OFAC") and, increasingly, similar or more restrictive foreign laws, rules and regulations. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, including the European Union and the United Kingdom, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance.

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

Furthermore, significant developments stemming from the 2016 U.S. presidential election and subsequent 2018 mid-term elections could have a material adverse effect on us. The U.S. presidential administration has expressed antipathy towards existing trade agreements, and proposed trade agreements greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

Global or local climate change and natural resource conservation regulations or requirements could adversely impact our business.

Our operations, including our data centers and server networks, require and consume significant energy resources, including electricity generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources to power energy resources that serve our operations. In addition, our customers and investors may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we incur to make our network more energy efficient or administrative matters certifying our power usage or environmental impact could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

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

Our existing credit agreement requires us to, among other things, meet certain financial covenants related to (i) our maximum total net leverage ratio, (ii) our minimum consolidated interest coverage ratio, (iii) limitations on our capital expenditures, and (iv) other negative and reporting covenants. These covenants protect the lenders and limit our ability to make certain operating and business decisions in the face of changing market dynamics. These covenants can be waived by the lenders. However, the cost of obtaining waivers, which could be material, must be weighed against the opportunity created by adjusting the covenants. In addition, our credit facility creates liens on a majority of our assets.

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

As of December 31, 2018, our total debt, including capital leases, was $687.1 million. On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provides for a $300.0 million term loan facility ("2017 term loan") and a $25.0 million revolving credit facility (the "2017 revolving credit facility"). Our 2017 revolving credit facility matures on October 6, 2021 and our 2017 term loan matures on April 6, 2022. The proceeds of the 2017 term loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement. As of February 28, 2018, INAP entered into the Second and Third Amendment to the 2017 Credit Agreement, which provided for a new incremental term loan facility under the 2017 Credit Agreement of $135.0 million (the "Incremental Term Loan"). These Amendments, among other things, amended the 2017 Credit Agreement to (i)

permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company’s acquisition of SingleHop and to pay related fees, costs and expenses. On April 9, 2018, the Company entered into the Fourth Amendment which amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding terms loans under the 2017 Agreement by 1.25%. On August 28, 2018, the Company entered into the Fifth Amendment to 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.

If our financial performance weakens or if we are unable to make interest or principal payments when due, meet our covenants or amend our credit facility to modify the covenants, we may default under our credit facility. Such default would result in all principal and interest becoming due and payable, if not waived. This would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. If a waiver is required, we may not be able to obtain the waiver, or it could come at a material cost to us.

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

Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash in the future. If we use more cash than we generate in the future or fail to generate cash, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. We can make no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness when due, or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all.

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

Our borrowings under the Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and our net income would decrease. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings as of December 31, 2018 under the Credit Agreement would increase interest expense by approximately $2.1 million per year related to such debt.

The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt.

The Financial Conduct Authority, or FCA, a regulator of financial services firms in the United Kingdom, has announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend the credit and loan agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.

We may be able to incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further impact the risks associated with our current level of indebtedness.

Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or other agreements governing our current indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our current level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify.

Risks Related to our Capital Stock and Other Business Risks

We have a history of losses and may not achieve or sustain profitability.

For the years ended December 31, 2018, 2017, and 2016, we incurred a net loss attributable to INAP shareholders of $62.5 million, $45.3 million, and $124.7 million, respectively. At December 31, 2018, our accumulated deficit was $1.4 billion and our working capital deficit was $5.9 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds or refinance our current levels of indebtedness.

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

We have substantial goodwill and amortizable intangible assets.

Our financial statements reflect substantial goodwill and intangible assets, approximately $116.2 million and $73.0 million, respectively, as of December 31, 2018, that was recognized in connection with acquisitions.

We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit is less than the carrying amount of the reporting unit, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. With respect to the amortizable intangible assets, we test recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. If we determine that an asset or asset group is not recoverable, then we would record an impairment charge if the carrying amount of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

As the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future, including as a result of restructuring undertaken in connection with the integration of acquisitions.

If we determine an impairment exists, we may be required to write off all or a portion of the goodwill and associated intangible assets related to any impaired business. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The market for our equity securities has been extremely volatile. Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations or results of companies in the industries in which we may compete;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	actions of our equity investors, including sales of our common stock by significant stockholders.

Changes in U.S. tax laws could have an effect on our business, cash flow, results of operations or financial conditions.

On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" ("TCJA") that significantly reforms the Internal Revenue Code of 1986, as amended (the "Code"). The TCJA, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, impose significant additional limitations on the deductibility of interest payments, allows for the expensing of capital expenditures and put into effect the migration from a "worldwide" system of taxation to a territorial system. We do not expect the tax reform to have a material impact on our projected cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate tax rate and the impact will be offset by a change in our valuation allowance. We will continue to examine the impact this tax reform legislation may have on our business.

We may not be able to fully utilize our U.S. net operating loss and other tax carryforwards.

As of December 31, 2018, we had net operating loss ("NOLs") carryforwards of $367.1 million for U.S. federal tax purposes. Of these NOLs, $331.7 million of loss carryforwards expire between 2018 and 2037, and $35.4 million will not expire. Our ability to utilize our NOL and other tax carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by "ownership changes" within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by "5% shareholders" (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period.

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

We may face litigation and liability due to claims of infringement of third party intellectual property rights and due to our customers' use of our IT infrastructure services.

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

In addition, our customers use our IT infrastructure services to operate and run certain aspects and functions of their businesses. From time-to-time, third parties may assert that our customers' businesses, including the business aspects and functions for which they use our IT infrastructure services, infringe patent, copyright, trademark, trade secret or other intellectual property or legal rights. Our customers' businesses may also be subject to regulatory oversight, governmental investigation, data breaches and lawsuits by their customers, competitors or other third parties based on a broad range of legal theories. Such third parties may seek to hold us liable on the basis of our contracts with them, contributory or vicarious liability or other legal theories. Any such claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. If any such claim against us were to be successful, damages could be material and our ability to compete successfully in our market would be materially impaired.

We may not be successful in protecting and enforcing our intellectual property rights, which could adversely affect our financial condition and operating results.

We rely primarily on patent, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We currently have 19 patents issued in the U.S. and internationally. Our issued patents may be contested, circumvented, found unenforceable or invalidated and we may expend significant amounts to protect our intellectual property.

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

In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our technology and information without our authorization. Policing unauthorized use of our proprietary technologies and other intellectual property and our services is difficult, and litigation or other actions could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and harm our business, financial condition, and results of operations.

The insurance coverage that we purchase may prove to be inadequate or unavailable when we need the coverage.

We carry liability, property, directors and officers, business interruption, Cyber and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war. Although we generally attempt to select reputable insurance carriers, any economic disruptions may prevent us from using our insurance if the counterparty does not have the capital necessary to meet the coverage. In addition, our agreements with customers also contain obligations to carry comprehensive general liability, property, workers' compensation, and automobile liability insurance. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.
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

Provisions of our Certificate of Incorporation and Bylaws, and provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company. These provisions are intended to protect stockholders' interests by providing our board of directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year. In addition, the board of directors can create and issue blank check preferred stock, without prior stockholder approval, with voting, liquidation, dividend, and other rights senior to those of our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

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

A majority of our outstanding shares of common stock are held by a relatively small number of our stockholders. A sale of a substantial number of our shares in the public market by our significant stockholders or pursuant to new issuances by us could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In February 2017, we completed a private placement of common stock, which may be sold pursuant to the registration statement that was filed with the SEC or under Rule 144 of the Securities Act of 1933, as amended. In October 2018, we completed an offering of 4,210,527 shares of our common stock. Any further sales by these stockholders or further issuances of common stock could have material adverse effect on the market price of our common stock. In addition, new issuances of common stock or shares convertible into common stock by us would dilute the equity interests and voting power of our existing stockholders.

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

A failure of our controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met. Any failure of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations. If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures. In addition, we could lose investor confidence in the accuracy and completeness of our financial reports, and expose us to legal or regulatory proceedings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Reston, Virginia and our operations and staff headquarters are located in Atlanta, Georgia.

Leased data center facilities in our top markets include Atlanta, Boston, Dallas, Houston, Los Angeles, Montreal, New York/New Jersey, Oakland, Phoenix, Seattle, and Silicon Valley. These facilities are used in both our segments INAP US and INAP INTL.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol "INAP."

As of March 13, 2019, we had approximately 176 stockholders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.

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

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2018 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	223(2)	$25.95	1,337(3)

(1)
Our equity compensation plans consist of the 2017 Stock Incentive Plan, 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors' Stock Option Plan. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in our capitalization.

(2)
This number includes the following: 85,376 shares subject to outstanding awards granted under the 2014 Stock Incentive Plan, 132,581 shares subject to outstanding awards granted under the 2005 Incentive Stock Plan as amended, 1,153 shares subject to outstanding awards granted under the 2000 Non-Officer Equity Incentive Plan and 4,317 shares subject to outstanding awards granted under the 1999 Non-Employee Directors' Stock Option Plan.

(3)
This number includes shares remaining available for issuance under the 2017 Stock Incentive Plan. We may not issue additional equity awards under any other plan, including the 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors' Stock Option Plan.

In 2018, we issued 60,761 shares of common stock to our non-employee directors under the 2017 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2018	—	—	—	—
November 1 to 30, 2018	167	$6.81	—	—
December 1 to 31, 2018	—	—	—	$5,000,000
Total	167	$6.81	—	—

(1) These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees.

Authorization of Stock Repurchase

In December 2018, INAP's Board of Directors authorized management to repurchase an initial $5.0 million of INAP common stock, as permitted under INAP's 2017 Credit Agreement. Repurchases of INAP's common stock may be made from time to time, subject to market conditions, in open market or through privately negotiated transactions. INAP has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock. The Company may suspend or discontinue the repurchase program at any time. In the future, the Board of Directors may consider new authorizations based on a new credit facility's allowances should INAP shares remain significantly undervalued. As of December 31, 2018, there have been no shares repurchased under this program.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected financial data shown below from our audited consolidated financial statements. You should read the following in conjunction with the accompanying consolidated financial statements and related notes contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Net revenues	$317,373	$280,718	$298,297	$318,293	$334,959
Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below	107,262	106,217	124,255	131,440	144,946
Costs of customer support	32,517	25,757	32,184	36,475	36,804
Sales, general and administrative	75,356	62,728	70,639	81,340	81,859
Depreciation and amortization	90,676	74,993	76,948	92,655	81,169
Goodwill impairment	—	—	80,105	—	—
Exit activities, restructuring and impairments	5,406	6,249	7,236	2,278	4,520
Total operating costs and expenses	311,217	275,944	391,367	344,188	349,298
Income (loss) from operations	6,156	4,774	(93,070)	(25,895)	(14,339)
Non-operating expenses	67,874	51,001	31,312	26,408	26,775
Loss before income taxes and equity in earnings of equity-method investment	(61,718)	(46,227)	(124,382)	(52,303)	(41,114)
Provision (benefit) for income taxes	657	253	530	(3,660)	(1,361)
Equity in earnings of equity-method investment, net of taxes	—	(1,207)	(170)	(200)	(259)
Net loss	(62,375)	(45,273)	(124,742)	(48,443)	(39,494)
Less net income attributable to non-controlling interest	125	70	—	—	—
Net loss attributable to INAP shareholders	$(62,500)	$(45,343)	$(124,742)	$(48,443)	$(39,494)
Net loss per share:
Basic and diluted	$(3.01)	$(2.39)	$(9.54)	$(3.73)	$(3.08)

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash and cash equivalents	$17,823	$14,603	$10,389	$17,772	$20,084
Total assets	744,931	586,525	430,615	554,611	590,735
Credit facilities, due after one year, and capital lease obligations, less current portion	687,168	519,249	367,376	370,693	356,686
Total stockholders' equity (deficit)	$57	$(1,032)	$(3,724)	$114,436	$150,336

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other Financial Data:
Capital expenditures, net of equipment sale-leaseback transactions	$41,821	$36,449	$46,192	$57,157	$77,408
Net cash flows provided by operating activities	34,572	41,748	48,165	40,208	53,248
Net cash flows used in investing activities	(174,037)	(32,209)	(45,650)	(57,157)	(75,727)
Net cash flows provided by (used in) financing activities	142,680	(5,455)	(9,834)	15,290	7,924

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report on Form 10-K.

2018 Highlights

2018 was a transformative year for our Company. As part of our prior year turnaround plan, we accomplished several critical financial and operating performance objectives:

•	2018 Reported Revenue increase is a combination of organic and acquisition growth, offset by portfolio improvement initiatives and accelerated DC closures;

•	The INAP Sales team is totally rebuilt and active selling larger deals, with overall improved productivity;

•	Completed two tuck-in deals in 2018: SingleHop to upgrade Managed Services, and our BofA Data Center in Phoenix to add a new INAP Flagship;

•	Margin Expansion continued through best practices / cost rationalization / real estate portfolio management; and

•	Projects related to the two-year turnaround are completed, with incremental opportunity to always improve cost structure with targeted investments.

Our GAAP net loss attributable to INAP shareholders was $62.5 million for the year ended December 31, 2018, compared to $45.3 million for the same period in 2017. Our adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, a non-GAAP performance measure, increased 220 basis points to 35.1% for the year ended December 31, 2018, compared to 32.9% for the same period in 2017. We calculate Adjusted EBITDA margin as Adjusted EBITDA, defined below in "Non-GAAP Financial Measures," as a percentage of revenues. We will continue to focus on enhancing margin in 2019 through product mix shift, optimizing our product offerings and other efficiency initiatives.

Factors Affecting Our Performance

We believe all successful IT companies need to compete well in three dimensions: market, product/technology and execution.

Market

We compete in a large addressable market that is expected to grow at a CAGR of 15% over the next five years and we believe that there is additional growth for the types of products and services we provide. In addition, the market remains fragmented and, given our competitively differentiated products and services, we believe we have an opportunity for growth among a number of different customers. Our ability to take advantage of this market depends, in large part, on effective positioning with our target customers who understand and value the performance capabilities of our offerings. We will continue to market our products and services to customers seeking solutions in our two segments.

Product

At a high level, there are two primary strategies to successfully compete in the IT infrastructure services market. The first strategy is to compete on scale and low pricing. The second strategy is to compete as a value-added solutions provider with a differentiated and integrated product utilizing proprietary technology. We are pursuing this second strategy. Our high-performance, reliable infrastructure services using proprietary solutions position us to compete with a performance-based value proposition. We continue to prudently invest in innovation through our commitment to research and development, acquisitions, talent acquisition, open source technology, key technological partnerships and patentable technology to enhance our differentiated high-performance value proposition, in the areas of cloud, hosting and patented IP.

Non-GAAP Financial Measures

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measures of Adjusted EBITDA and Adjusted EBITDA margin, discussed above in "2018 Highlights," to assist us in the evaluation of underlying performance trends in our business, which we believe will enhance investors' ability to analyze trends in our business, and the evaluation of our performance relative to other companies. We define Adjusted EBITDA as GAAP net loss plus depreciation and amortization, interest expense; provision for income taxes, other expense (income), (gain) loss on disposals of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs, claim settlement and acquisition costs. We calculate Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenues.

As a non-GAAP financial measure, Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, income from operations or other GAAP measures as an indicator of operating performance. Our calculation of Adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles net loss attributable to INAP shareholders as presented in our consolidated statements of operations and comprehensive loss to Adjusted EBITDA (non-GAAP):

	Year Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues	$317,373	100.0%	$280,718	100.0%	$298,297	100.0%

Net loss attributable to INAP shareholders	$(62,500)	(19.7)%	$(45,343)	(16.2)%	$(124,742)	(41.8)%
Add:
Depreciation and amortization	90,676	28.6%	74,993	26.7%	76,948	25.8%
Interest expense	68,132	21.5%	50,476	18.0%	30,909	10.4%
Provision for income taxes	657	0.2%	253	0.1%	530	0.2%
Other (income) expense	(252)	(0.1)%	(682)	(0.2)%	233	0.1%
(Gain) loss on disposal of property and equipment, net	(109)	—%	(353)	(0.1)%	8	—%
Exit activities, restructuring and impairments, including goodwill impairment	5,406	1.7%	6,249	2.2%	87,341	29.3%
Stock-based compensation	4,678	1.5%	3,040	1.1%	4,997	1.7%
Non-income tax contingency	842	0.3%	1,500	0.5%	—	—%
Strategic alternatives and related costs(1)	125	—%	70	—%	1,408	0.5%
Organizational realignment costs(2)	791	0.2%	957	0.3%	4,412	1.5%
Claim settlement	—	—%	713	0.3%	—	—%
Acquisition costs(3)	2,869	0.9%	373	0.1%	—	—%
Adjusted EBITDA	$111,315	35.1%	$92,246	32.9%	$82,044	27.5%

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in "Sales, general and administrative" in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

(2)
Primarily professional fees, employee retention bonus, severance and executive search costs incurred related to our organizational realignment. We include these costs in "Sales, general and administrative" in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

(3)	On February 28, 2018, we acquired SingleHop LLC, which resulted in higher acquisition costs.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We recorded installation fees as deferred revenue and recognized the revenue ratably over the estimated customer life, which was approximately five years for 2017 and 2016 before the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") on January 1, 2018.

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

The Company’s contracts with customers often include performance obligations to transfer multiple products and services to a customer. Common performance obligations of the Company include delivery of services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment by the Company.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP’s service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, we allocate the contract's transaction price to each performance obligation based on its relative stand-alone selling price.

The stand-alone selling price ("SSP") is determined based on observable price. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, INAP determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

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

Goodwill and Other Intangible and Long-lived Assets

Our annual assessment of goodwill for impairment, performed each year on August 1 absent any impairment indicators or other changes that may cause more frequent analysis, includes comparing the fair value of each reporting unit to the carrying value, referred to as "step one." We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we record the amount of impairment to goodwill, if any.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated useful life. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. We amortize the cost of the acquired technologies and noncompete agreements over their useful lives of 4 to 8 years and 8 to 15 years for trade names. Customer relationships are being amortized on an accelerated basis over their estimated useful life of 10 to 15 years. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

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

Based on an analysis of the past 12 quarters and projected future pre-tax income, we concluded that there is no longer sufficient positive evidence to support U.K.'s deferred tax assets position. Therefore, we established a full valuation allowance against U.K. deferred tax assets in 2015. U.K. continues to have a full valuation allowance against deferred tax assets in 2018.

Based on an analysis of our sources of future taxable income and all positive and negative evidence, we concluded in 2018 that there was no longer sufficient positive evidence to support the realization of Germany's net deferred tax assets. Therefore, we established a full valuation allowance against Germany's net deferred tax assets in 2018.

We reached the same conclusion regarding our foreign jurisdictions, other than Canada and the Netherlands. Accordingly, we continue to maintain the full valuation allowance against of net deferred tax assets in all foreign jurisdictions, other than Canada and the Netherlands.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the calculated fair value of the award. We recognize the expense over the employee's requisite service period, generally the vesting period of the award. The fair value of restricted stock is the market value on the date of grant. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions, such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2017 to 2018		Increase (decrease) from 2016 to 2017
	2018	2017	2016	Amount	Percent	Amount	Percent
Revenues:
INAP US	$248,184	$215,770	$229,902	$32,414	15.0%	$(14,132)	(6.1)%
INAP INTL	69,189	64,948	68,395	4,241	6.5	(3,447)	(5.0)
Net revenues	317,373	280,718	298,297	36,655	13.1	(17,579)	(5.9)
Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP US	80,550	82,997	98,512	(2,447)	(2.9)	(15,515)	(15.7)
INAP INTL	26,712	23,220	25,743	3,492	15.0	(2,523)	(9.8)
Costs of customer support	32,517	25,757	32,184	6,760	26.2	(6,427)	(20.0)
Sales, general and administrative	75,356	62,728	70,639	12,628	20.1	(7,911)	(11.2)
Depreciation and amortization	90,676	74,993	76,948	15,683	20.9	(1,955)	(2.5)
Goodwill impairment	—	—	80,105	—	—	(80,105)	—
Exit activities, restructuring and impairments	5,406	6,249	7,236	(843)	(13.5)	(987)	(13.6)
Total operating costs and expenses	311,217	275,944	391,367	35,273	12.8	(115,423)	(29.5)
Income (loss) from operations	$6,156	$4,774	$(93,070)	$1,382	28.9	$97,844	105.1
Interest expense	$68,132	$50,476	$30,909	$17,656	35.0	$19,567	63.3
Provision for income taxes	$657	$253	$530	$404	159.7%	$(277)	(52.3)%

Revenues

We generate revenues primarily from the sale of data center services, IP services and cloud and hosting services.

Costs of Sales and Services

Costs of sales and services are comprised primarily of:

•	costs for connecting to and accessing ISPs and competitive local exchange providers;

•	facility and occupancy costs, including power and utilities, for hosting and operating our equipment and hosting our customers' equipment;

•	costs incurred for providing additional third party services to our customers; and

•	royalties and costs of license fees for operating systems software.

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

Segment Information

Effective January 1, 2018, as further described in Note 10 to the accompanying consolidated financial statements, we operate in two business segments: INAP US and INAP INTL. Segment results for each of the three years ended December 31, 2018 are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
INAP US	$248,184	$215,770	$229,902
INAP INTL	69,189	64,948	68,395
Net revenues	317,373	280,718	298,297

Costs of sales and services, customer support and sales and marketing:
INAP US	134,792	128,062	148,706
INAP INTL	45,124	37,829	41,900
Total costs of sales and services, customer support and sales and marketing	179,916	165,891	190,606

Segment profit:
INAP US	113,392	87,708	81,196
INAP INTL	24,065	27,119	26,495
Total segment profit	137,457	114,827	107,691

Goodwill impairment	—	—	80,105
Exit activities, restructuring and impairments	5,406	6,249	7,236
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	125,895	103,804	113,420
Income (loss) from operations	6,156	4,774	(93,070)
Non-operating expenses	67,874	51,001	31,312
Loss before income taxes and equity in earnings of equity-method investment	$(61,718)	$(46,227)	$(124,382)

Segment profit is calculated as segment revenues less costs of sales and services, customer support and sales and marketing. We view costs of sales and services as generally less-controllable, external costs and we regularly monitor the margin of revenues in excess of these direct costs. We also view the costs of customer support to be an important component of costs of revenues, but believe that the costs of customer support are more within our control and, to some degree, discretionary in that we can adjust those costs by managing personnel needs. We also have excluded depreciation and amortization from segment profit because it is based on estimated useful lives of tangible and intangible assets. Further, we base depreciation and amortization on historical costs incurred to build out our deployed network and the historical costs of these assets may not be indicative of current or future capital expenditures.

Years Ended December 31, 2018 and 2017

INAP US

Revenues for our INAP US segment increased 15.0%, to $248.2 million for the year ended December 31, 2018, compared to $215.8 million for the same period in 2017. The increase was primarily due to the acquisition of SingleHop and the initiation of organic growth contributed by the new salesforce offset by data center exits.

Costs of our INAP US segment, exclusive of depreciation and amortization, decreased 2.9%, to $80.6 million for the year ended December 31, 2018, compared to $83.0 million for the same period in 2017. The decrease was primarily due to $10.8 million of lower costs related to data center exits, conversion of operating to capital leases, lower variable costs related to revenue decline, and on-going cost reduction efforts. Offsetting those decreases were $8.4 million of increases primarily due to the SingleHop and data center acquisitions.

INAP INTL

Revenues for our INAP INTL segment increased 6.5% to $69.2 million for the year ended December 31, 2018, compared to $64.9 million for the same period in 2017. The increase of $4.3 million is primarily due to the consolidation of INAP Japan and the SingleHop acquisition partially offset by a slight decline in small business revenue.

Costs of our INAP INTL segment, exclusive of depreciation and amortization, increased 15.0%, to $26.7 million for the year ended December 31, 2018, compared to $23.2 million for the same period in 2017. The increase of $3.5 million was primarily due to the consolidation of INAP Japan and the SingleHop acquisition as well as the acquisition of new data center space.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	2018	2017
United States	$252,482	$220,018
Canada	38,133	38,750
Other	26,758	21,950
	$317,373	$280,718

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $65.0 million for the year ended December 31, 2018, compared to $58.0 million for the same period in 2017. The increase was primarily due to the addition of SingleHop employees resulting in $6.0 million increase in cash-based compensation and payroll taxes, $1.7 million increase in stock-based compensation, and $0.6 million increase in bonus accrual, offset by $1.3 million decrease in commissions.

Stock-based compensation, net of amount capitalized for internal software, increased to $4.7 million during the year ended December 31, 2018, from $3.0 million during the same period in 2017 primarily due to the addition of SingleHop employees. The following table summarizes stock-based compensation included in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	2018	2017
Customer support	$165	$167
Sales, general and administrative	4,513	2,873
	$4,678	$3,040

Costs of Customer Support. Costs of customer support increased to $32.5 million during the year ended December 31, 2018 compared to $25.8 million during the same period in 2017. The increase was due to $6.7 million of wages and payroll taxes primarily due to the addition of SingleHop employees.

Sales, General and Administrative. Sales, general and administrative costs increased to $75.4 million during the year ended December 31, 2018 compared to $62.7 million during the same period in 2017. The increase of $12.7 million was primarily due to the SingleHop acquisition consisting of higher compensation of $3.5 million, $2.5 million of increased acquisition costs, $1.9 million increase primarily due to channel partner commissions, $1.7 million increase in stock-based compensation, $0.9 million increase in facility expenses, $0.8 million decrease in internal software costs that were capitalized (resulting in increased compensation costs in "Sales, general and administrative" expenses), $0.6 million increase in bonus expense and $0.8 million increase in other miscellaneous expenses.

Depreciation and Amortization. Depreciation and amortization increased to $90.7 million during the year ended December 31, 2018 compared to $75.0 million during the same period in 2017. The increase is primarily due to higher capital purchases and capital leases entered during the year ended December 31, 2018.

Goodwill Impairment. There was no goodwill impairment during the years ended December 31, 2018 and 2017.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $5.4 million during the year ended December 31, 2018 compared to $6.2 million during the same period in 2017. The decrease is primarily due to higher restructuring expenses due to closures of data centers in the prior year.

Interest Expense. Interest expense increased to $68.1 million during the year ended December 31, 2018 from $50.5 million during the same period in 2017. The increase is primarily due to entering into the new incremental $135.0 million term loan facility and new capital leases entered during the year ended December 31, 2018.

Provision for Income Taxes. Provision for income taxes increased to $0.7 million during the year ended December 31, 2018 from $0.3 million during the same period in 2017. The increase was primarily due to the consolidation of INAP Japan in 2018 and an increase in our unrecognized tax benefits.

Years Ended December 31, 2017 and 2016

INAP US

Revenues for our INAP US segment decreased 8.6%, to $215.8 million for the years ended December 31, 2017, compared to $229.9 million for the same period in 2016. The decrease was primarily due to lower network services revenue related to downward pricing pressures and a decrease in colocation and managed hosting revenue due to loss of revenue from data center exits.

Costs of our INAP US segment, exclusive of depreciation and amortization, decreased 15.7%, to $83.0 million for the year ended December 31, 2017, compared to $98.5 million for the same period in 2016. The decrease of $15.5 million was primarily due to lower expenses related to conversion of operating to capital leases, a data center exit, lower variable costs related to the decline in revenue, and on-going cost reduction efforts.

INAP INTL

Revenues for our INAP INTL segment decreased 5.0% to $64.9 million for the year ended December 31, 2017, compared to $68.4 million for the same period in 2016. The decrease of $3.5 million was primarily due to colocation and cloud services revenue churn from a small number of large customers partially offset by the increase from the consolidation of INAP Japan.

Costs of our INAP INTL segment, exclusive of depreciation and amortization, decreased 9.8%, to $23.2 million for the year ended December 31, 2017, compared to $25.7 million for the same period in 2016. The decrease of $2.5 million was primarily due to lower variable costs related to the decline in revenue partially offset by the increase from the consolidation of INAP Japan.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $58.0 million for the year ended December 31, 2017, compared to $66.3 million for the same period in 2016. The change was primarily due to $8.2 million decrease in cash-based compensation and payroll taxes, $2.0 million decrease in stock-based compensation, $0.8 million decrease in sales commissions, $0.5 million decrease in insurance benefit costs, partially offset by $1.8 million increase in bonus accrual and $1.6 million decrease in software costs that were capitalized (resulting in increased compensation costs).

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

	2017	2016
Costs of customer support	$167	$1,159
Sales, general and administrative	2,873	3,838
	$3,040	$4,997

Costs of Customer Support. Costs of customer support decreased to $25.8 million during the year ended December 31, 2017 compared to $32.2 million during the same period in 2016. The decrease was primarily due to $4.9 million of lower cash-based compensation from reduced headcount, $1.1 million decrease in facilities costs and $1.0 million decrease in stock-based compensation, offset by $1.0 million increase in bonus accrual.

Sales, General and Administrative. Sales, general and administrative costs decreased to $62.7 million during the year ended December 31, 2017 compared to $70.6 million during the same period in 2016. The decrease is primarily due to the following: $4.7 million decrease in organizational realignment costs, $3.3 million decrease in cash-based compensation from reduced headcount, $1.1 million decrease in office administration costs, $1.0 million decrease in stock-based compensation, $0.9 million decrease in sales commissions, $0.8 million decrease in tax costs, and $0.6 million decrease in insurance benefit costs, partially offset by $1.9 million increase in facilities costs, $1.6 million decrease in software costs that were capitalized (resulting in increased compensation costs in SG&A), $0.8 million increase in bonus accrual, $0.6 million in settlement costs and $0.4 million in acquisition costs.

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

Provision for Income Taxes. Provision for income taxes decreased to $0.3 million during the year ended December 31, 2017 from $0.5 million during the same period in 2016. The decrease was primarily due to the tax benefit related to our alternative minimum tax credit becoming refundable due to the newly enacted tax reform and offset by the positive operational improvement in some of our foreign operations.

Liquidity and Capital Resources

New Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provides for a $300.0 million term loan facility ("2017 term loan") and a $25.0 million revolving credit facility (the "2017 revolving credit facility"). The proceeds of the 2017 term loan were used to refinance the Company's existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of the refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 term loan third party costs and will be amortized over the 2017 term loan and $0.4 million prepaid debt issuance costs related to the 2017 revolving credit facility and will be amortized over the term of the 2017 revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of December 31, 2018, the balance and interest rate of the 2017 term loan were $415.6 million and 8.2%, respectively. The 2017 revolving credit facility had no balance outstanding at December 31, 2018.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 revolving credit facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of December 31, 2018, the Company has been in compliance with all covenants.

First Amendment

On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement ("First Amendment"), by and among the Company, each of the lenders party thereto, and Jefferies Finance LLC, as Administrative Agent. The First Amendment clarified that for all purposes the Company's liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness on the closing date of the 2017 Credit Agreement, would continue to be treated as a rental and lease expense, and not as a capital lease obligations or indebtedness, for all purposes of the 2017 Credit Agreement, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

The table below sets forth information with respect to the current financial covenants as well as the calculation of our performance in relation to the covenant requirements at December 31, 2018.

	Covenants Requirements	Ratios at December 31, 2018
Maximum Total Net Leverage Ratio (the ratio of Consolidated Indebtedness to Consolidated EBITDA as defined in the Second Amendment to the 2017 Credit Agreement) should be equal to or less than:	5.9(1)	5.4
Maximum Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Second Amendment to the 2017 Credit Agreement) should be equal to or greater than:	2.0(2)	2.1

(1)
The maximum total leverage ratio decreases to 5.9 to 1 as of March 31, 2019 - June 30, 2019, 5.5 to 1 as of September 30, 2019 - March 31, 2020, 5.25 to 1 as of June 30, 2020 - September 30, 2020, 4.75 to 1 as of December 31, 2020 - June 30, 2021 and 4.5 to 1 as of September 30, 2021 and thereafter.

(2)	The minimum consolidated interest coverage ratio increases to 2.00 to 1 as of March 31, 2019 - September 30, 2020, and 2.25 to 1 December 31, 2020 - September 30, 2021 and thereafter.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company's acquisition of SingleHop and to pay related fees, costs and expenses, and (ii) revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment. This transaction was considered a modification.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid, $0.2 million related to the payment of legal and professional fees which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Third Amendment

On February 28, 2018, INAP entered into the Incremental and Third Amendment to the Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Third Amendment"). The Third Amendment provides for a funding of the new incremental term loan facility under the 2017 Credit Agreement of $135.0 million (the "Incremental Term Loan"). The Incremental Term Loan has terms and conditions identical to the existing loans under the 2017 Credit Agreement, as amended.  Proceeds of the Incremental Term Loan were used to complete the acquisition of SingleHop and to pay fees, costs and expenses related to the acquisition, the Third Amendment and the Incremental Term Loan. This transaction was considered a modification.

A total of $5.0 million was paid for debt issuance costs related to the Third Amendment. Of the $5.0 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $4.9 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fourth Amendment

On April 9, 2018, the Company entered into the Fourth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fourth Amendment"). The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%. This transaction was considered a modification.

A total of $1.7 million was paid for debt issuance costs related to the Fourth Amendment. Of the $1.7 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $1.6 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fifth Amendment
On August 28, 2018, the Company entered into the Fifth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fifth Amendment"). The Fifth Amendment amended the 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.
Refer to Note 9 in our accompanying consolidated financial statements for additional information about our credit agreement.

Equity

On October 23, 2018, the Company closed a public offering of 4,210,527 shares of common stock at $9.50 per share to the public and received net proceeds of approximately $37.1 million (net of underwriting discounts and commissions, and other offering expenses).

On February 22, 2017, we entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain purchasers (the "Purchasers"), pursuant to which we issued to the Purchasers an aggregate of 5,950,712 shares of our common stock at a price of $7.24 per share, for the aggregate purchase price of $43.1 million, which closed on February 27, 2017.

On November 16, 2017, the Company amended its certificate of incorporation to effect a 1-for-4 reverse stock split of the shares of the Company's common stock, par value $0.001 per share. This reverse stock split became effective as of the close of business on November 20, 2017. As a result of the reverse stock split, every four shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Any fractional shares that would otherwise have resulted from the reverse stock split were paid in cash in a proportionate amount based on the closing price of on the effective date of the reverse stock split. The reverse stock split reduced the number of shares of common stock outstanding from 83.4 million shares to approximately 20.9 million shares, subject to adjustment for the payment of cash in lieu of fractional shares. The number of authorized shares were reduced in the following manner: (i) Common Stock from 200 million shares to 50 million shares, and (ii) Preferred Stock from 20 million shares to 5 million shares. Accordingly, the authorized, issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.
General – Sources and Uses of Capital

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of December 31, 2018, we had $30.7 million of borrowing capacity net of letters of credit of $4.3 million under our 2017 revolving credit facility. Together with our cash and cash equivalents, the Company's liquidity as of December 31, 2018 was $48.5 million. On February 22, 2019, we drew down $5.0 million on our 2017 revolving credit facility.

As of December 31, 2018, we had a deficit of $5.9 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 revolving credit facility, will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $40.0 to $50.0 million in 2019, working capital needs and required payments on our credit agreement and other commitments.

We have a history of quarterly and annual period net losses. During the year ended December 31, 2018, we had a net loss attributable to INAP stockholders of $62.5 million. As of December 31, 2018, our accumulated deficit was $1.4 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

Our sources of capital include, but are not limited to, funds derived from selling our services and results of our operations, sales of assets, borrowings under our credit arrangement, the issuance of debt or equity securities or other possible recapitalization transactions. Our short term and long term liquidity depend primarily upon the funds derived from selling our services, working capital management (cash, accounts receivable, accounts payable and other liabilities), bank borrowings, reducing costs and bookings net of churn. In an effort to increase liquidity and generate cash, we may pursue sales of non-strategic assets, reduce our expenses, reduce capital expenditures, amend our credit facility, pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.

Capital Leases. Our future minimum lease payments on all remaining capital lease obligations at December 31, 2018 were $271.5 million. We summarize our existing capital lease obligations in Note 9 to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Current Credit Agreement:
Term loan, including interest	$543,937	$39,946	$78,903	$425,088	$—
Capital lease obligations, including interest	800,602	34,719	68,795	66,515	630,573
Exit activities and restructuring	2,601	2,526	75	—	—
Asset retirement obligation	3,384	—	—	—	3,384
Operating lease commitments	39,484	7,980	15,232	12,515	3,757
Service and purchase commitments	6,447	3,981	2,362	104	—
	$1,396,455	$89,152	$165,367	$504,222	$637,714

Cash Flows

Operating Activities

Year Ended December 31, 2018. Net cash provided by operating activities during the year ended December 31, 2018 was $34.6 million. We generated cash from operations of $44.3 million, while changes in operating assets and liabilities used cash from operations of $9.7 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.

Year Ended December 31, 2017. Net cash provided by operating activities during the year ended December 31, 2017 was $41.7 million. We generated cash from operations of $45.9 million, while changes in operating assets and liabilities used cash from operations of $4.2 million.

Year Ended December 31, 2016. Net cash provided by operating activities during the year ended December 31, 2016 was $48.2 million. We generated cash from operations of $47.1 million, while changes in operating assets and liabilities generated cash from operations of $1.1 million.

Investing Activities

Year Ended December 31, 2018. Net cash used in investing activities during the year ended December 31, 2018 was $174.0 million, primarily due to capital expenditures and acquisition of SingleHop. These capital expenditures were related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

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

Financing Activities

Year Ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2018 was $142.7 million, primarily due to $35.3 million of payments on our credit facility and capital lease obligations, partially offset by $148.5 million of proceeds from the 2017 Credit Agreement and approximately $37.1 million of net proceeds from the sale of common stock pursuant to a public offering.

Year Ended December 31, 2017. Net cash used in financing activities during the year ended December 31, 2017 was $5.5 million, primarily due to $349.6 million of principal payments on the credit facilities and capital lease obligations, partially offset by $316.9 million of proceeds from the 2017 Credit Agreement and $40.2 million proceeds from the sale of common stock pursuant to the Securities Purchase Agreement.

Year Ended December 31, 2016. Net cash used in financing activities during the year ended December 31, 2016 was $9.8 million, primarily due to $4.5 million of proceeds received from the revolving credit facility, partially offset by principal payments of $12.5 million on our credit agreement and capital lease obligations.

 Off-Balance Sheet Arrangements

As of December 31, 2018, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments, liabilities assumed, and net of cash acquired.

In the normal course of business, INAP enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by INAP in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. The Company determines whether such investments involve a variable interest entity ("VIE") based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if INAP is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE's economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When INAP is deemed to be the primary beneficiary, the VIE is consolidated and the other party's equity interest in the VIE is accounted for as a noncontrolling interest.

If an entity fails to meet the characteristics of a VIE, the Company then evaluates such entity under the voting model. Under the voting model, the Company consolidates the entity if they determine that they, directly or indirectly, have greater than 50% of the voting shares, and determine that other equity holders do not have substantive participating rights.

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd. ("INAP Japan"), our joint venture with NTT-ME Corporation and Nippon Telegraph and Telephone Corporation. The Company previously accounted for this investment using the equity method, which is subject to foreign currency exchange risk, prior to obtaining control of the venture on August 15, 2017. Once the controlling interest was obtained in Internap Japan, Co, Ltd., the Company recognized INAP Japan's assets and liabilities at fair value resulting in the gain of $1.1 million which was reflected the "Equity in earnings of equity-method investment, net of taxes" in the accompanying 2017 consolidated statement of operations and comprehensive loss.

On August 15, 2017, INAP exercised certain rights to obtain a controlling interest in Internap Japan Co., Ltd. Upon obtaining control of the venture, we recognized INAP Japan's assets and liabilities at fair value resulting in a gain of $1.1 million which is reflected in "Equity in earnings of equity-method investment, net of taxes" in the 2017 accompanying consolidated statements of operations and comprehensive loss.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of December 31, 2018, the balance of our outstanding debt was $415.6 million on the 2017 term loan and there was no outstanding balance on the 2017 revolving credit facility. At December 31, 2018, the interest rate on the term loan was 8.2%. We summarize the 2017 Credit Agreement in "Liquidity and Capital Resources—New Credit Agreement" and in Note 9 to the accompanying consolidated financial statements.

We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the revolving credit facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the revolving credit facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by $4.3 million per year, assuming we do not increase our amount outstanding.

Foreign Currency Risk

As of December 31, 2018, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 31, 2018, we realized foreign currency gains of $0.3 million, which we included in "Non-operating expenses," and we recorded unrealized foreign currency translation gain of $0.3 million, which we included in "Other comprehensive income (loss)," both in the accompanying consolidated statements of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk could become more significant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our internal control over financial reporting, as described below, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, issued in 2013.

Management's evaluation of internal control over financial reporting did not include an assessment of the effectiveness of internal control over financial reporting at SingleHop. SingleHop was acquired during 2018 (see Note 5 to the accompanying consolidated financial statements). As a percentage of the Company's consolidated balance sheet and consolidated statement of operations and comprehensive loss, the acquired entity reflects total assets of approximately 1.7% as of December 31, 2018 and net revenues of approximately 13.2% for the year ended December 31, 2018, respectively. In accordance with the Company's integration efforts, the Company is in the process of incorporating the acquired entity's operations into its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In 2017, management invested extra efforts to ensure the Company's internal control environment was appropriate. Despite these efforts, management identified a material weakness in our internal controls over financial reporting related to the review of property and equipment depreciation and amortization schedules. The internal reviews were not designed and maintained at an appropriate level of precision and rigor commensurate with our financial reporting requirements. This control deficiency resulted in an immaterial audit adjustment to depreciation and amortization expense in the Company's consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2018 and 2017 has been audited by BDO USA, LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Remediation of Previously Disclosed Material Weakness
We have completed actions to remediate the material weakness in our internal control over financial reporting related to the review of property and equipment depreciation and amortization schedules. We have implemented additional processes and controls designed to address the underlying causes associated with the depreciation and amortization schedules. We reassessed the design of our review controls over the review of property and equipment depreciation and amortization schedules to add greater precision to detect and prevent material misstatements, including the establishment of processes and controls to evaluate adequate review and inquiry over the accuracy and completeness of data used, calculations performed and outputs. We conducted testing of these controls and management has concluded that the controls are operating effectively. As a result of our remediation efforts, remediation of this weakness has been completed as of December 31, 2018.

Changes in Internal Control over Financial Reporting

We have made substantial improvements in the processes and related controls surrounding the review of property and equipment depreciation and amortization. There was no other change in our internal control over financial reporting other than that occurred during the year ended December 31, 2018 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Internap Corporation
Atlanta, GA
Opinion on Internal Control over Financial Reporting
We have audited Internap Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SingleHop, LLC, which was acquired on February 26, 2018, and which is included in the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. SingleHop, LLP constituted 1.7% of total assets as of December 31, 2018 and 13.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of SingleHop, LLC because of the timing of the acquisition which was completed on February 28, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SingleHop, LLC.
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

March 18, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will include information regarding our directors and executive officers in our definitive proxy statement for our annual meeting of stockholders to be held in 2019, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. A copy of the code of conduct is available on our website at www.inap.com by clicking on the "Investor Relations—Corporate Governance—Governance Overview—Code of Conduct" links. We will furnish copies without charge upon request at the following address: Internap Corporation, Attn: EVP and General Counsel, 12120 Sunset Hills Road, Suite 330, Reston, Virginia 20190.

If we make any amendments to the code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from the code of conduct, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a Current Report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

We will include information regarding executive compensation in our definitive proxy statement for our annual meeting of stockholders to be held in 2019, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will include information regarding security ownership of certain beneficial owners and management and related stockholder matters in our definitive proxy statement for our annual meeting of stockholders to be held in 2019, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

The information under the heading "Equity Compensation Plan Information" in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will include information regarding certain relationships, related transactions and director independence in our definitive proxy statement for our annual meeting of stockholders to be held in 2019, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will include information regarding principal accountant fees and services in our definitive proxy statement for our annual meeting of stockholders to be held in 2019, which we will file within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm 2	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016	F-3
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-6
Notes to Consolidated Financial Statements	F-7

Item 15(a)(2). Financial Statement Schedules. The following financial statement schedule is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017 and 2016	S-1

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1
Share Purchase Agreement, dated October 30, 2013, between and between iWeb Group Inc., its stockholders and stockholders’ representative and 8672377 Canada Inc. and Internap Network Services Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 31, 2013).†

2.2
Purchase and Sale Agreement, dated as of January 27, 2018, by and among Internap Corporation, SingleHop LLC, the members of SingleHop LLC set forth therein and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed January 29, 2018).†

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed March 2, 2010).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 25, 2014).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation, as filed on November 16, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 20, 2017).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 3, 2017).

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

10.12
Registration Rights Agreement, by and among the Company and stockholders listed on the signature pages thereto, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 28, 2017).

10.13
Employment Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.14
Restricted Stock Inducement Award Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.15
Notice of Award pursuant to Restricted Stock Inducement Award Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.16
Offer Letter, by and between the Company and Robert Dennerlein, dated October 28, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed March 15, 2018)+

10.17
Credit Agreement, dated as of April 6, 2017, by and among the Company, as Borrower; the Guarantors party thereto, as Guarantors; the Lenders party thereto; Jefferies Finance LLC, as Administrative Agent and Collateral Agent, Jefferies Finance LLC and PNC Capital Markets LLC, as Joint Lead Arrangers, PNC Bank, National Association, as Syndication Agent and as Issuing Bank, and Jefferies Finance LLC, as Documentation Agent, Sole Book Manager and as Swingline Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2017).

10.18
Security Agreement, dated as of April 6, 2017, by and among the Company, the Guarantors party thereto and Jefferies Finance LLC, as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 6, 2017).

10.19	Internap Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 25, 2017).+

10.20
Lease Agreement, dated as of June 15, 2007, by and between the Company and MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017). #

10.21
First Amendment to Lease, dated as of January 15, 2008, by and between the Company and MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.22
Second Amendment to Lease, dated as of February 27, 2008, by and between the Company and MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.23
Third Amendment to Lease, dated as of September 22, 2014, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.24
Fourth Amendment to Lease, dated as of January 6, 2016, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.25
Fifth Amendment to Lease, dated as of June 30, 2016, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.26
Sixth Amendment to Lease, dated as of March 24, 2017, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.27
Seventh Amendment to Lease, dated as of June 29, 2017, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.28
First Amendment to Credit Agreement, dated as of June 28, 2017, by and among the Company, each of the Lenders parties thereto, and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).

10.29
Offer Letter, by and between the Company and Joanna Lanni, dated November 14, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017).+

10.30
Second Amendment to Credit Agreement, dated February 6, 2018 among the Company, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K, filed February 7, 2018).

10.31
Incremental and Third Amendment to Credit Agreement, dated as of February 28, 2018, among the Company, each of the Lenders thereto and Jefferies Finance LLC as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 1, 2018).

10.32
Amendment No. 1 to Employment Agreement, dated as of November 14, 2017, by and between Peter D. Aquino and the Company (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, filed March 15, 2018)+

10.33
Amendment No. 2 to Employment Agreement, dated March 16, 2018, by and between the Company and Peter D. Aquino (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 21, 2018).+

10.34	Offer Letter, by and between the Company and Corey Needles, dated January 3, 2017 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018).+

10.35
Employment Agreement, by and between Technologies IWeb Inc. and Andrew G. Day, dated March 30, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018).+

10.36
Offer Letter, by and between the Company and Richard P. Diegnan, Jr., dated November 7, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018).+

10.37
Fourth Amendment to Credit Agreement, dated April 9, 2018, among the Company, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 10, 2018).

10.38	Amendment No. 1 to Internap Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 12, 2018).+

10.39	Offer Letter, dated June 8, 2018, by and between the Company and James C. Keeley, (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 12, 2018).+

10.40
Release Agreement, dated June 8, 2018, by and between the Company and Robert Dennerlein (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 12, 2018).+

10.41
Form of Stock Grant Certificate for Restricted Stock Granted to U.S. Employees (under the 2017 Stock Incentive Plan, as amended) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2018).+

10.42
Form of Stock Grant Certificate for Restricted Stock Granted to Canadian Employees (under the 2017 Stock Incentive Plan, as amended) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2018).+

10.43
Form of Stock Grant Certificate for Restricted Stock Granted to Directors (under the 2017 Stock Incentive Plan, as amended) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2018).+

10.44
Incremental and Fifth Amendment to Credit Agreement, dated as of August 28, 2018, among the Company, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 31, 2018).

10.45
Employment Agreement, dated December 13, 2018, by and between the Company and Andrew G. Day (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2018).+

10.46
Employment Letter, dated December 13, 2018, by and between the Company and James C. Keeley (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2018).+

10.47
Employment Letter, dated December 13, 2018, by and between the Company and Richard P. Diegnan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 12, 2018).+

10.48
Release Agreement, executed December 31, 2018, by and between the Company and Corey Needles (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).+

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Keeley, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer of the Company.

32.2*	Section 1350 Certification, executed by James C. Keeley, Chief Financial Officer of the Company.

101*	Interactive Data File.

*	Documents filed herewith.
+	Management contract and compensatory plan and arrangement.
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

INTERNAP CORPORATION
Date: March 18, 2019
	By:	/s/ James C. Keeley
James C. Keeley
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter D. Aquino
Peter D. Aquino	President, CEO and Director	March 18, 2019
(Principal Executive Officer)

/s/ James C. Keeley
James C. Keeley	Chief Financial Officer	March 18, 2019
(Principal Financial Officer)

/s/ Joanna Lanni
Joanna Lanni	VP and Corporate Controller	March 18, 2019
(Principal Accounting Officer)

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	March 18, 2019

/s/ Peter J. Rogers, Jr.
Peter J. Rogers, Jr.	Director	March 18, 2019

/s/ Debora J. Wilson
Debora J. Wilson	Director	March 18, 2019

/s/ Lance Weaver
Lance Weaver	Director	March 18, 2019

/s/ David B. Potts
David B. Potts	Director	March 18, 2019

Internap Corporation

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Internap Corporation
Atlanta, GA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Internap Corporation (the "Company") and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, the Company changed its method of accounting for revenue and direct costs of revenue from sales to customers due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Atlanta, GA

March 18, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Internap Corporation
In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Internap Corporation and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 13, 2017, except for the change in composition of reportable segments discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Part IV of the Company’s 2017 annual report on Form 10-K and the effects of the reverse stock split discussed in Note 14, as to which the date is March 15, 2018, and except for the change in composition of reportable segments discussed in Note 2, as to which the date is March 18, 2019

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net revenues	$317,373	$280,718	$298,297

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	107,262	106,217	124,255
Costs of customer support	32,517	25,757	32,184
Sales, general and administrative	75,356	62,728	70,639
Depreciation and amortization	90,676	74,993	76,948
Goodwill impairment	—	—	80,105
Exit activities, restructuring and impairments	5,406	6,249	7,236
Total operating costs and expenses	311,217	275,944	391,367
Income (loss) from operations	6,156	4,774	(93,070)

Interest expense	68,132	50,476	30,909
(Gain) loss on foreign currency, net	(258)	525	485
Other income, net	—	—	(82)
Total non-operating expenses	67,874	51,001	31,312

Loss before income taxes and equity in earnings of equity-method investment	(61,718)	(46,227)	(124,382)
Provision for income taxes	657	253	530
Equity in earnings of equity-method investment, net of taxes	—	(1,207)	(170)

Net loss	(62,375)	(45,273)	(124,742)
Less net income attributable to non-controlling interest	125	70	—
Net loss attributable to INAP shareholders	(62,500)	(45,343)	(124,742)

Other comprehensive income (loss):
Foreign currency translation adjustment	259	23	(39)
Unrealized gain on foreign currency contracts	—	145	600
Unrealized gain on interest rate swap	—	—	728
Total other comprehensive income	259	168	1,289

Comprehensive loss	$(62,241)	$(45,175)	$(123,453)

Basic and diluted net loss per share	$(3.01)	$(2.39)	$(9.54)

Weighted average shares outstanding used in computing basic and diluted net loss per share	20,732	18,993	13,083
 See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,823	$14,603
Accounts receivable, net of allowance for doubtful accounts of $1,547 and $1,487, respectively	20,054	17,794
Contract assets	8,844	—
Prepaid expenses and other assets	7,377	8,673
Total current assets	54,098	41,070

Property and equipment, net	478,061	458,565
Intangible assets, net	73,042	25,666
Goodwill	116,217	50,209
Contract assets	16,104	—
Deposits and other assets	7,409	11,015
Total assets	$744,931	$586,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,435	$20,388
Accrued liabilities	15,540	15,908
Deferred revenues	8,022	4,861
Capital lease obligations	9,080	11,711
Revolving credit facility	—	5,000
Term loan, less discount and prepaid costs of $4,036 and $2,133, respectively	321	867
Exit activities and restructuring liability	2,526	4,152
Other current liabilities	1,063	1,707
Total current liabilities	59,987	64,594

Deferred revenues	511	4,761
Capital lease obligations	262,382	223,749
Term loan, less discount and prepaid costs of $9,508 and $7,655, respectively	415,278	287,845
Exit activities and restructuring liability	75	664
Deferred rent	957	1,310
Deferred tax liability	2,211	1,651
Other long-term liabilities	3,473	2,983

Total liabilities	744,874	587,557
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 30,000 shares authorized; 25,455 and 20,804 shares outstanding, respectively	25	21
Additional paid-in capital	1,368,968	1,327,084
Treasury stock, at cost, 330 and 293 shares, respectively	(7,646)	(7,159)
Accumulated deficit	(1,363,019)	(1,323,723)
Accumulated items of other comprehensive loss	(1,065)	(1,324)
Total INAP stockholders' deficit	(2,737)	(5,101)
Non-controlling interest	2,794	4,069
Total stockholders' equity (deficit)	57	(1,032)
Total liabilities and stockholders' equity (deficit)	$744,931	$586,525
 See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Years Ended December 31, 2018
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2015	13,993	$14	$1,277,553	$(6,393)	$(1,153,957)	$(2,781)	$—	$114,436
Net loss	—	—	—	—	(124,742)	—	—	(124,742)
Foreign currency translation	—	—	—	—	—	(39)	—	(39)
Interest rate swap	—	—	—	—	—	728	—	728
Foreign currency contracts	—	—	—	—	—	600	—	600
Common stock issuance	444	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(62)	—	—	(530)	—	—	—	(530)
Stock-based compensation	—	—	5,148	—	—	—	—	5,148
Proceeds from exercise of stock options, net	75	—	675	—	—	—	—	675

Balance, December 31, 2016	14,450	14	1,283,376	(6,923)	(1,278,699)	(1,492)	—	(3,724)
Adoption of ASU 2016-16	—	—	—	—	319	—	—	319
Net loss	—	—	—	—	(45,273)	—	—	(45,273)
Net income attributable to non-controlling interest	—	—	—	—	(70)	—	70	—
Foreign currency translation	—	—	—	—	—	23	—	23
Foreign currency contracts	—	—	—	—	—	145	—	145
INAP Japan	—	—	—	—	—	—	3,999	3,999
Common stock issuance	379	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(25)			(236)				(236)
2017 Securities Purchase Agreement	5,951	7	40,156	—	—	—	—	40,163
Stock-based compensation	—	—	3,121	—	—	—	—	3,121
Proceeds from exercise of stock options, net	49	—	431	—	—	—	—	431

Balance, December 31, 2017	20,804	21	1,327,084	(7,159)	(1,323,723)	(1,324)	4,069	(1,032)
Adoption of ASC 606	—	—	—	—	23,204	—	—	23,204
Net loss	—	—	—	—	(62,375)	—	—	(62,375)
Net income attributable to non-controlling interest	—	—	—	—	(125)	—	125	—
Foreign currency translation	—	—	—	—	—	259	—	259
INAP Japan	—	—	—	—	—	—	(1,400)	(1,400)
Common stock issuance	471	—	—	—	—	—	—	—

Employee taxes paid on withholding shares	(36)	—	—	(487)	—	—	—	(487)
2018 public offering, net	4,210	4	37,099	—	—	—	—	37,103
Stock-based compensation	—	—	4,737	—	—	—	—	4,737
Proceeds from exercise of stock options, net	6	—	48		—	—	—	48
Balance, December 31, 2018	25,455	25	1,368,968	(7,646)	(1,363,019)	(1,065)	2,794	57

 See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(62,375)	$(45,273)	$(124,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,676	74,993	76,948
(Gain) loss on disposal of property and equipment, net	(115)	(353)	8
Impairments	—	503	83,377
Amortization of debt discount and issuance costs	3,874	2,519	2,534
Stock-based compensation expense, net of capitalized amount	4,678	3,040	4,997
Equity in earnings of equity-method investment	—	(1,207)	(170)
Provision for doubtful accounts	882	1,049	1,093
Non-cash change in capital lease obligations	2,640	520	223
Non-cash change in exit activities and restructuring liability	4,751	6,291	4,409
Non-cash change in deferred rent	(979)	(3,554)	(2,152)
Deferred taxes	262	355	325
Loss on extinguishment and modification of debt	—	6,785	—
Other, net	(10)	304	179
Changes in operating assets and liabilities:
Accounts receivable	(1,352)	(207)	1,476
Prepaid expenses, deposits and other assets	(1,232)	2,051	2,297
Accounts payable	1,339	(1,167)	1,568
Accrued and current other liabilities	(1,583)	3,359	81
Deferred revenues	435	(1,297)	(476)
Exit activities and restructuring liability	(6,966)	(6,178)	(3,584)
Asset retirement obligation	(96)	(825)	(174)
Other liabilities	(257)	40	(52)
Net cash provided by operating activities	34,572	41,748	48,165

Cash Flows from Investing Activities:
Proceeds from sale of building	—	—	542
Purchases of property and equipment	(38,298)	(35,714)	(44,364)
Proceeds from disposal of property and equipment	662	402	—
Business acquisition, net of cash acquired	(131,748)	3,838	—
Acquisition of non-controlling interests	(1,130)	—	—
Additions to acquired and developed technology	(3,523)	(735)	(1,828)
Net cash used in investing activities	(174,037)	(32,209)	(45,650)

Cash Flows from Financing Activities:
Proceeds from credit agreements	148,500	316,900	4,500
Proceeds from stock issuance, net	37,151	40,195	—
Principal payments on credit agreements	(23,251)	(339,900)	(3,000)
Debt issuance costs	(7,302)	(12,777)	(1,716)
Payments on capital lease obligations	(12,040)	(9,714)	(9,472)
Proceeds from exercise of stock options	—	421	673
Acquisition of common stock for income tax withholdings	(488)	(235)	(530)
Other, net	110	(345)	(289)
Net cash provided by (used in) financing activities	142,680	(5,455)	(9,834)
Effect of exchange rates on cash and cash equivalents	5	130	(64)
Net increase in cash and cash equivalents	3,220	4,214	(7,383)
Cash and cash equivalents at beginning of period	14,603	10,389	17,772
Cash and cash equivalents at end of period	$17,823	$14,603	$10,389

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,329	$37,692	$29,561
Non-cash acquisition of property and equipment under capital leases	43,909	189,679	6,042
Additions to property and equipment included in accounts payable	2,459	1,932	1,873

See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Corporation ("we," "us," "our," "INAP," or "the Company") is a leading-edge provider of high-performance data center and cloud solutions with over 100 network Points of Presence ("POPs") worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging start-ups. INAP operates in 21 metropolitan markets, primarily in North America, with data centers connected by a low-latency, high-capacity fiber network. INAP has over one million gross square feet in its portfolio, with approximately 600,000 square feet of sellable data center space.

We have a history of quarterly and annual period net losses. As of December 31, 2018, our accumulated deficit was $1.4 billion and our working capital deficit was $5.9 million. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds. Our sources of capital include, but are not limited to, funds derived from selling our services and results of our operations, sales of assets, borrowings under our credit arrangement, the issuance of debt or equity securities or other possible recapitalization transactions. Our short term and long term liquidity depend primarily upon the funds derived from selling our services, working capital management (cash, accounts receivable, accounts payable and other liabilities), bank borrowings, reducing costs and bookings net of churn. In an effort to increase liquidity and generate cash, we may pursue sales of non-strategic assets, reduce our expenses, reduce capital expenditures, amend our credit facility, pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Basis of Presentation

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated inter-company transactions and balances in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Estimates and Assumptions

The preparation of these financial statements with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, goodwill and intangible assets, accruals, stock-based compensation, income taxes, restructuring charges, leases, long-term service contracts, useful lives, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer's financial condition and current economic trends.

Investment in Affiliates and Other Entities

In the normal course of business, INAP enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by INAP in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. The Company determines whether such investments involve a variable interest entity ("VIE") based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if INAP is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When INAP is deemed to be the primary beneficiary, the VIE is consolidated and the other party's equity interest in the VIE is accounted for as a noncontrolling interest.

If an entity fails to meet the characteristics of a VIE, the Company then evaluates such entity under the voting model. Under the voting model, the Company consolidates the entity if they determine that they, directly or indirectly, have greater than 50% of the voting shares, and determine that other equity holders do not have substantive participating rights.

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation ("NTT-ME") and Nippon Telegraph and Telephone Corporation. Through August 15, 2017, we qualified and accounted for this investment using the equity method. We recorded our proportional share of the income and losses of INAP Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of INAP Japan's income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

On August 15, 2017, INAP exercised certain rights to obtain a controlling interest in Internap Japan Co., Ltd. Upon obtaining control of the venture, we recognized INAP Japan's assets and liabilities at fair value resulting in a gain of $1.1 million. Once INAP obtained control of the Internap Japan Co., Ltd. venture, the investment was consolidated with INAP using the voting model.

At December 31, 2018, the controlling interest of Internap Japan Co., Ltd. Japan was at 66.63%.

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

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Given the needs of our business, we may invest our cash and cash equivalents in money market funds.

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

Leases

We lease certain data centers, office space, partner sites and equipment. We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the asset over its estimated useful life or over the lease term, depending on the nature of the asset, whichever is shorter. The duration of lease obligations and commitments ranges from two years to 34 years for facilities. Equipment leases are included in this range. For leases determined to be operating leases, we record lease expense on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when we control the leased property, which is typically before lease payments begin under the terms of the lease. We record the difference between the expense in our consolidated statements of operations and comprehensive loss and the amount we pay as deferred rent, which we include in our consolidated balance sheets. See "Recent Accounting Pronouncements" in Note 2 for information about the new lease standard.

Out of Period Adjustment

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in this Annual Report on Form 10-K for the year ended December 31, 2018, management identified certain errors in the Company's historical financial statements, resulting in a conclusion that certain corrections need to be made to the Company's unaudited quarters during 2018. The Company has revised its prior period consolidated financial statements accordingly and included such revisions herein. Based on an analysis of quantitative and qualitative factors, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q. As a result, amendment of such reports is not required. The revisions to correct errors relate to the correction of accounting for an amendment to a capital lease executed in February 2018.

The adjustments to the Company’s previously issued quarterly financial statements are as follows:

	For the quarter ended March 31, 2018
	As reported	Adjustments	As adjusted

Costs of sales and services, exclusive of depreciation and amortization - QTD	$25,037	$430	$25,467
Costs of sales and services, exclusive of depreciation and amortization - YTD	25,037	430	25,467
Depreciation and amortization - QTD	21,077	(81)	20,996
Depreciation and amortization - YTD	21,077	(81)	20,996
Interest expense - QTD	15,027	(577)	14,450
Interest expense - YTD	15,027	(577)	14,450
Net loss attributable to INAP shareholders - QTD	(14,060)	(228)	(14,288)
Net loss attributable to INAP shareholders - YTD	(14,060)	(228)	(14,288)
Property and equipment, net	461,314	10,438	471,752
Total assets	731,920	10,438	742,358
Capital lease obligations - non-current	223,549	10,470	234,019
Total liabilities	723,098	10,470	733,568
Accumulated deficit	(1,313,598)	(228)	(1,313,826)
Total stockholders' equity (deficit)	$8,822	$(228)	$8,594

	For the quarter ended June 30, 2018
	As reported	Adjustments	As adjusted

Costs of sales and services, exclusive of depreciation and amortization - QTD	$27,976	$645	$28,621
Costs of sales and services, exclusive of depreciation and amortization - YTD	53,013	1,075	54,088
Depreciation and amortization - QTD	22,590	(122)	22,468
Depreciation and amortization - YTD	43,667	(203)	43,464
Interest expense - QTD	15,860	(879)	14,981
Interest expense - YTD	30,887	(1,456)	29,431
Net loss attributable to INAP shareholders - QTD	(13,923)	(356)	(14,279)
Net loss attributable to INAP shareholders - YTD	(27,983)	(584)	(28,567)
Property and equipment, net	452,958	10,315	463,273
Total assets	724,707	10,315	735,022
Capital lease obligations - non-current	220,721	10,694	231,415
Total liabilities	729,728	10,694	740,422
Accumulated deficit	(1,328,502)	(584)	(1,329,086)
Total stockholders' equity (deficit)	$(5,021)	$(584)	$(5,605)

	For the quarter ended September 30, 2018
	As reported	Adjustments	As adjusted

Costs of sales and services, exclusive of depreciation and amortization - QTD	$28,866	$645	$29,511
Costs of sales and services, exclusive of depreciation and amortization - YTD	81,880	1,721	83,601
Depreciation and amortization - QTD	23,431	(122)	23,309
Depreciation and amortization - YTD	67,097	(326)	66,771
Interest expense - QTD	16,898	(895)	16,003
Interest expense - YTD	47,786	(2,351)	45,435
Net loss attributable to INAP Shareholders - QTD	(15,106)	(373)	(15,479)
Net loss attributable to INAP Shareholders - YTD	(43,089)	(957)	(44,046)
Property and equipment, net	477,423	10,193	487,616
Total assets	746,038	10,193	756,231
Capital lease obligations - non-current	252,599	10,945	263,544
Total liabilities	765,004	10,945	775,949
Accumulated deficit	(1,343,609)	(957)	(1,344,566)
Total stockholders' equity (deficit)	$(18,966)	$(957)	$(19,923)

Costs of Internal-Use Computer Software Development

We capitalize software development costs incurred during the application development stage. Amortization begins once the software is ready for its intended use and is computed based on the straight-line method over the estimated useful life, which was 5 years for 2018, 2017 and 2016. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized$3.5 million, $4.4 million and $4.3 million in internal-use software costs during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the balance of unamortized internal-use software costs was $12.7 million and $17.9 million, respectively. During the years ended December 31, 2018, 2017 and 2016, amortization expense was $7.6 million, $7.2 million and $8.3 million, respectively.

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

Goodwill and Other Intangible Assets

As of January 1, 2018, we changed our operating segments, as discussed in Note 10, "Operating Segments and Geographic Information," and, subsequently, our reporting units. We now have seven reporting units: US Colocation, US Cloud, US Network, INTL Colocation, INTL Cloud, INTL Network, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

The Company tests goodwill for impairment annually in the third quarter as of August 1, 2018, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit. See Note 6, "Goodwill and Other Intangible Assets," for further information. To determine the estimated fair value of our reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired and developed technologies to be sold using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology, or (b) the straight-line method over the remaining estimated useful life. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. We amortize the cost of the acquired technologies and noncompete agreements over their useful lives of 4 to 8 years and 8 to 15 years for trade names. Customer relationships are being amortized on an accelerated basis over their estimated useful life of 10 to 15 years. During the years ended December 31, 2018, 2017 and 2016, amortization expense for acquired and developed technologies was $4.0 million, $2.1 million and $3.0 million, respectively. We assess other intangible assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate that impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

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

We evaluate liabilities for uncertain tax positions, and we recognized $0.5 million and $0.2 million for associated liabilities during the years ended December 31, 2018 and 2017. We recorded interest and penalties arising from the underpayment of income taxes in "Provision for income taxes" in our accompanying consolidated statements of operations and comprehensive loss.

We account for telecommunication, sales and other similar taxes on a net basis in "Sales, general and administrative" expense in our accompanying consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the calculated fair value of the award. We recognize the expense over the employee's requisite service period, generally the vesting period of the award. The fair value of restricted stock is the market value on the date of grant. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions, such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). We apply the "with and without" approach for utilization of tax attributes upon realization of net operating losses in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized. In addition, we apply the "direct only" method of calculating the amount of windfalls or shortfalls.

Treasury Stock

As permitted by our stock-based compensation plans, we acquire shares of treasury stock as payment of statutory minimum payroll taxes due from employees for stock-based compensation. However, we do not use shares of treasury stock acquired from employees in this manner to issue new equity awards under our stock-based compensation plans.

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We recorded installation fees as deferred revenue and recognized the revenue ratably over the estimated customer life, which was approximately five years for 2017 and 2016 before the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") on January 1, 2018.

For our data center services revenue, we determine colocation revenues by occupied square feet and both allocated and variable-based usage, which includes both physical space for hosting customers' network and other equipment plus associated services such as power and network connectivity, environmental controls and security. We determine hosting revenues by the number of servers utilized (physical or virtual) and cloud revenues by the amount of processing and storage consumed.

We recognize IP services revenues on fixed-commitment or usage-based pricing. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer's usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage.

We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services. We assess whether:

a.	the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.

b.	the Company can identify each party’s rights regarding the goods or services to be transferred.

c.	the Company can identify the payment terms for the goods or services to be transferred.

d.	the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).

e.	it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer

The transaction price reflects INAP’s expectations about the consideration it will be entitled to receive from the customer. The Company considers the terms of the contract and its customary business practices to determine the transaction price. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. After contract inception, the transaction price can change for various reasons, including the resolution of uncertain events or other changes in circumstances that change the amount of consideration to which INAP expects to be entitled in exchange for the promised goods or services.

Once the separate performance obligations are identified and the transaction price has been determined, the Company allocates the transaction price to the performance obligations in proportion to their standalone selling prices. When allocating on a relative standalone selling price basis, any discount within the contract generally is allocated proportionately to all of the performance obligations in the contract.

To allocate the transaction price on a relative standalone selling price basis, the Company first determines the standalone selling price of the distinct good or service underlying each performance obligation. It is the price at which the Company would sell a good or service on a standalone (or separate) basis at contract inception. The observable price of a good or service sold separately provides the best evidence of standalone selling price. If a standalone selling price is not directly observable, the Company would estimate the standalone selling price.

The Company will be able to consider its facts and circumstances in order to determine how frequently it will need to update the estimates. If the information used to estimate the standalone selling price for similar transactions has not changed, the Company can determine that it is reasonable to use the previously determined standalone selling price.

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

The Company's contracts with customers often include performance obligations to transfer multiple products and services to a customer. Common performance obligations of the Company include delivery of services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment by the Company.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP's service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, we allocate the contract's transaction price to each performance obligation based on its relative stand-alone selling price.

The stand-alone selling price ("SSP") is determined based on observable price. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, INAP determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

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

Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $24.9 million at December 31, 2018. Capitalized commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the year ended December 31, 2018, amortization recognized was $9.6 million. There was no impairment loss recorded on capitalized contract costs for the year ended December 31, 2018.

Applying the practical expedient pertaining to contract costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in "Sales, general and administrative" expenses in the accompanying consolidated statements of operations and comprehensive loss.

The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into:

	Current	Non-current
Balance at December 31, 2017	$—	$—
Adjustments resulting from adoption of ASC 606	9,035	16,313
Deferred customer acquisition costs incurred in the period	1,877	7,361
Amounts recognized as expense in the period	(9,638)	—
Reclassification between short-term and long-term	7,570	(7,570)
Balance at December 31, 2018	$8,844	$16,104

Research and Development Costs

We include research and development costs in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $2.8 million, $1.5 million and $1.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. These costs do not include $5.2 million, $5.2 million and $6.3 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2018, 2017 and 2016, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2018, 2017 and 2016 were $2.6 million, $1.9 million and $2.1 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net loss and net loss available to common stockholders	$(62,500)	$(45,343)	$(124,742)
Weighted average shares outstanding, basic and diluted	20,732	18,993	13,083

Net loss per share, basic and diluted	$(3.01)	$(2.39)	$(9.54)

Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	1,509	1,076	1,350

Segment Information and Operating Costs and Expenses

As of January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker ("CODM"), regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our revised segment structure. We have reclassified prior period amounts to conform to the current presentation.

The prior year reclassifications, which did not affect total revenues, total direct costs of sales and services, operating loss or net loss, are summarized as follows (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$209,580	$(209,580)	$—
INAP CLOUD	71,138	(71,138)	—
INAP US	—	215,770	215,770
INAP INTL	—	64,948	64,948
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	$89,240	$(89,240)	$—
INAP CLOUD	16,977	(16,977)	—
INAP US	—	82,997	82,977
INAP INTL	—	23,220	23,220

	Year Ended December 31, 2016
	As Previously Reported	Reclassification	As Reported
Revenues:
INAP COLO	$221,678	$(221,678)	$—
INAP CLOUD	76,619	(76,619)	—
INAP US	—	229,902	229,902
INAP INTL	—	68,395	68,395
Costs of sales and services, exclusive of depreciation and amortization:
INAP COLO	$105,620	$(105,620)	—
INAP CLOUD	18,635	(18,635)	—
INAP US	—	98,512	98,512
INAP INTL	—	25,743	25,743

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. ASC 606 intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The Company adopted this guidance on January 1, 2018 using the modified retrospective method applying certain practical expedients. Following the adoption of this guidance, the revenue recognition for our sales arrangements remained materially consistent with our historical practice.

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

Adjustments to Reported Financial Statements from the Adoption

The following table presents the effect of the adoption of ASC 606 on the Company's consolidated balance sheet as of January 1, 2018 (in thousands):

	December 31, 2017, as reported	Adjustments	January 1, 2018, as adjusted
ASSETS
Contract assets - current	$—	$8,609	$8,609
Contract assets - non-current	—	15,759	15,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Deferred revenues - current	4,861	(749)	4,112
Deferred tax liability	1,651	209	1,860
Deferred revenues - non-current	4,761	(4,616)	145
Accumulated deficit	$(1,323,723)	$23,204	$(1,300,519)

Current Impact from the Adoption

In accordance with the new revenue standard requirements, the disclosure of the current period impact of adoption on our consolidated statement of operations and comprehensive loss and balance sheet is as follows (in thousands, except for per share amounts):

	Year Ended December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Net revenues	$317,373	$316,606	$767

Sales, general and administrative	75,356	75,120	236
Total operating costs and expenses	311,217	310,981	236
Income from operations	6,156	5,625	531

Loss before income taxes and equity in earnings of equity-method investment	(61,718)	(62,249)	531

Net loss	(62,375)	(62,906)	531
Less net income attributable to non-controlling interest	125	125	—
Net loss attributable to INAP shareholders	(62,500)	(63,031)	531

Comprehensive loss	$(62,241)	$(62,772)	$531

On August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB's Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this guidance in the first quarter of 2018 and it did not have a significant impact on our consolidated financial statements.

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

Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which states that a lessee should recognize the assets and liabilities that arise from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We will adopt the new standard on January 1, 2019, the beginning of fiscal 2019.

The new lease standard provides entities two options for applying the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented, or (2) at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment recognized then. The Company will be adopting the standard by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application. The Company believes the most significant impact relates to the recognition on the Company's balance sheet of right-of-use ("ROU") assets and lease liabilities for all operating leases. The Company does not believe the standard will materially affect the consolidated net earnings. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern.

The Company will be electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company does not plan on separately recording lease components from non-lease components, and plan on accounting for them together as a single lease component. INAP will make an accounting policy election to not record leases with an initial term of 12 months or less on the balance sheet. The Company will recognize lease expense for these short-term leases on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss.

In preparation for adoption of the standard, INAP has implemented internal controls and key system functionality to enable the preparation of financial information.

The Company primarily has capital leases which have been recorded on the consolidated balance sheets and as of the January 1, 2019 transition date, the capital leases became finance leases establishing the ROU asset and liability. The ROU asset and liability for operating leases were less than 5% of total Company assets and liabilities, respectively, as of January 1, 2019. We do not believe the new standard will have a notable impact on our liquidity. The new standard will not have a significant impact on our debt covenant compliance under our current agreements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, that this pronouncement will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license.  The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied, or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the

Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt either the entire ASU or only the provisions that eliminate or modify the requirements. The Company is evaluating the impact, if any, that this pronouncement will have on its consolidated financial statements.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018:
Available-for-sale securities	$—	$2,309	$—	$2,309
Asset retirement obligations (1)	—	—	2,090	2,090

December 31, 2017:
Available-for-sale securities	—	2,271	—	—
Asset retirement obligations (1)	$—	$—	$1,936	$1,936

(1)
We calculate the fair value of asset retirement obligations ("ARO") by discounting the estimated amount using the current Treasury bill rate adjusted for our credit non-performance. At December 31, 2018, the balance is included in "Other long-term liabilities," in the accompanying consolidated balance sheets. At December 31, 2017, $0.2 million and $1.7 million were included in "Other current liabilities" and "Other long-term liabilities," respectively, in the accompanying consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations (in thousands):

	2018	2017	2016
Balance, January 1	$1,936	$2,810	$2,803
Accretion	154	197	207
Subsequent revision of estimated obligation	—	449	—
Payments	—	(1,520)	(200)
Balance, December 31	$2,090	$1,936	$2,810

As of December 31, 2018, the Company held $2.3 million of available-for-sale debt securities which are reported at fair value on the Company's consolidated balance sheets in "Deposits and other assets." Unrealized holding gains and losses are reported within accumulated other comprehensive loss in the consolidated statements of operations and comprehensive loss. A decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

The fair values of our Level 2 available-for-sale debt securities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,184	$144	$(107)	$2,221
Japanese Government Bonds	87	5	(4)	88
Total Bonds	$2,271	$149	$(111)	$2,309

	December 31, 2017
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,267	$17	$(100)	$2,184
Japanese Government Bonds	87	1	(1)	87
Total Bonds	$2,354	$18	$(101)	$2,271

The fair values of our other Level 2 debt liabilities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$429,143	$428,071	$298,500	$301,485
Revolving credit facility	—	—	5,000	5,050

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Network equipment	$274,322	$247,190
Network equipment under capital lease	14,206	14,206
Furniture and equipment	28,583	26,246
Software	66,924	43,930
Leasehold improvements	414,212	412,631
Buildings under capital lease	269,455	227,482
Property and equipment, gross	1,067,701	971,685
Less: accumulated depreciation and amortization ($55,198 and $50,253 related to capital leases at December 31, 2018 and 2017, respectively)	(589,640)	(513,120)
	$478,061	$458,565

During the year ended December 31, 2018, we disposed or retired $4.4 million of property and equipment with accumulated depreciation of $4.2 million during the year ended December 31, 2018. We disposed or retired $9.2 million of assets with accumulated depreciation of $7.3 million during the year ended December 31, 2017 and $5.0 million of assets with accumulated depreciation of $4.4 million during the year ended December 31, 2016.

During the year ended December 31, 2018, there were no impairments in leasehold improvements. During the year ended December 31, 2017, we determined that we would not use certain leasehold improvements from our recently exited data center property and recorded an impairment of $0.5 million. At the time of disposal, the leasehold improvements had a cost of $22.4 million with accumulated depreciation of $21.9 million.

Depreciation and amortization of property and equipment consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Costs of sales and services	$75,998	$70,368	$71,626
Other depreciation and amortization	10,644	2,478	2,274
Subtotal	86,642	72,846	73,900
Amortization of acquired and developed technologies	4,034	2,147	3,048
Total depreciation and amortization	$90,676	$74,993	$76,948

5.	ACQUISITION

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments of approximately $0.4 million, liabilities assumed, and net of cash acquired. The transaction was funded with an incremental term loan and cash from the balance sheet. As part of the financing, INAP obtained an amendment to its credit agreement to allow for the incremental term loan and to provide further operational flexibility under the credit agreement covenants. The amendments to the credit agreement are described in more detail in Note 9, "Commitments, Contingencies and Litigation."

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date (in thousands):

	Preliminary Valuation as of March 31, 2018	Measurement Period Adjustments	Final Valuation as of December 31, 2018
Cash	$2,857	$(34)	$2,823
Prepaid expenses and other assets	1,683	544	2,227
Property, plant and equipment	14,885	(632)	14,253
Other long term assets	39	537	576
Intangible assets:
Noncompete agreements	4,000	—	4,000
Trade names	1,700	—	1,700
Technology	15,100	—	15,100
Customer relationships	34,100	—	34,100
Goodwill	67,868	(1,860)	66,008
Total assets acquired	142,232	(1,445)	140,787
Accounts payable and accrued liabilities	5,098	(2,279)	2,819
Deferred revenue	1,600	834	2,434
Long term liabilities	534	—	534
Net assets acquired	$135,000	$—	$135,000

The above estimated fair values of consideration transferred, assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments primarily related to working capital and ASC 606. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the fair value adjustments within one year from the acquisition date.
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

Acquisition-related costs recognized for the year ended December 31, 2018 including transaction costs such as legal, accounting, valuation and other professional services, were $2.9 million and are included in "Sales, general and administrative" expenses on the accompanying consolidated statements of operations and comprehensive loss.

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

The pro forma results are as follows (in thousands except for per share amounts):

	Year Ended December 31,
	2018	2017
Revenues	$325,498	$328,572
Net loss	(63,577)	(47,391)
Basic and diluted net loss per share	$(3.07)	$(2.50)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,732	18,993

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

General

The Company tests goodwill for impairment annually in the third quarter as of August 1, 2018, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

In order to determine the estimated fair value of our reporting units, the Company utilizes the discounted cash flow and market methods. INAP has consistently utilized both methods in its goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to the anticipated future results of the reporting unit, while the market method is based on the market sector including our competitors. The Company determines the assumptions supporting the discounted cash flow method, including the discount rate, using estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, the Company considered the past performance and empirical trending of results, looked to market and industry expectations used in the discounted cash flow method, such as forecasted revenues and discount rate. The Company used reasonable judgment in developing its estimates and assumptions. The market method estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

In 2017, the Company adopted the new guidance under ASU No. 2017-04: Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350) which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss as of January 1, 2018.  A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  Based on the Company's impairment test, no impairment of goodwill has been identified during the year ended December 31, 2018.

Annual Testing
2018
Effective January 1, 2018, we changed our operating segments, as discussed in Note 10, "Operating Segments and Geographic Information," and, subsequently, our reporting units. We now have seven reporting units: US Colocation, US Cloud, US Network, INTL Colocation, INTL Cloud, INTL Network, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

The Company performed its annual goodwill impairment test as of August 1, 2018 by evaluating its seven reporting units. In performing this test, the Company utilized long-term growth rates for its reporting units ranging from 0.0% to 2.5% in its estimation of fair value and discount rates ranging from 9.0% to 16.0%, which is an increase versus the prior year discount rates of 2.0% to 5.0% to reflect changes in market conditions.  The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing.

Year-end Testing
2018
During the fourth quarter of 2018, the Company identified a significant decrease in its share price which was considered an impairment indicator. Consequently, the Company performed another goodwill impairment test as of December 31, 2018. As a result of that test, the estimated fair value of these reporting units with goodwill on their balance sheets significantly exceed their carrying values. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin or lowering long-term growth rate, could result in a future impairment.

During the years ended December 31, 2018 and 2017, our goodwill activity is as follows (in thousands):

	January 1, 2017	Re-allocations	December 31, 2017	Re-allocations	SingleHop Acquisition	December 31, 2018
Reportable segments:
Data center and network services	$—	$—	$—	$—	$—	$—
Cloud and hosting services	50,209	(50,209)	—	—	—	—
INAP COLO	—	6,003	6,003	(6,003)	—	—
INAP CLOUD	—	44,206	44,206	(44,206)	—	—
INAP US	—	—	—	28,118	66,008	94,126
INAP INTL	—	—	—	22,091	—	22,091
Total	$50,209	$—	$50,209	$—	$66,008	$116,217

Other Intangible Assets

During the year ended December 31, 2018, we concluded that no impairment indicators existed to cause us to reassess our other intangible assets. The estimated useful lives range from 4 years to 15 years.

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired and developed technology	$71,586	$(52,097)	$52,825	$(48,063)
Customer relationships and trade names	110,785	(57,232)	71,116	(50,212)
	$182,371	$(109,329)	$123,941	$(98,275)

Amortization expense for intangible assets during the years ended December 31, 2018, 2017 and 2016 was $11.1 million, $4.4 million and $4.5 million, respectively. As of December 31, 2018, remaining amortization expense is as follows (in thousands):

2019	$13,080
2020	12,375
2021	11,234
2022	8,317
2023	7,995
Thereafter	20,041
$73,042

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Compensation and benefits payable	$7,523	$6,673
Property, sales, and other taxes	785	2,636
Customer credit balances	2,204	1,616
Accrued interest	1,762	1,690
Other	3,266	3,293
	$15,540	$15,908

8.	EXIT ACTIVITIES AND RESTRUCTURING

During the year ended December 31, 2018, we recorded initial exit activity charges due to ceasing use of office and data center space as well as contract terminations. Payments for the office and data center space are expected through 2019.

During the year ended December 31, 2017, we recorded initial exit activity charges due to ceasing use of data center space. Payments for the data center space are expected through 2019.

During the year ended December 31, 2016, our new management team launched a series of turnaround initiatives designed to improve profitable growth. This included an initial round of cost reductions which resulted in restructuring charges for severance due to reduction in headcount. We also incurred initial restructuring charges for ceasing use of office facilities. Payments for severance are substantially complete and payments for the office facilities are expected through 2020.

The following table displays the transactions and balances for exit activities and restructuring charges (in thousands). We include initial charges and plan adjustments in "Exit activities, restructuring and impairments" in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016. Our real estate obligations and severance are substantially related to our INAP US segment.

	Balance December 31, 2017	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2018
Activity for 2018 restructuring charge:
Real estate obligations	$—	$3,484	$1,023	$(2,585)	$1,922
Activity for 2017 restructuring charge:
Real estate obligations	3,380	—	316	(3,596)	100
Activity for 2016 restructuring charge:
Severance	46	—	34	(80)	—
Real estate obligations	247	—	39	(161)	125
Activity for 2015 restructuring charge:
Real estate obligation	64	—	4	(41)	27
Service contracts	388	—	31	(198)	221
Activity for 2014 restructuring charge:
Real estate obligation	691	—	240	(725)	206
	$4,816	$3,484	$1,687	$(7,386)	$2,601

	Balance December 31, 2016	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2017
Activity for 2017 restructuring charge:
Real estate obligations	$—	$3,359	$1,741	$(1,720)	$3,380
Activity for 2016 restructuring charge:
Severance	1,911	—	957	(2,822)	46
Real estate obligations	933	—	82	(768)	247
Activity for 2015 restructuring charge:
Real estate obligation	111	—	—	(47)	64
Service contracts	565	—	21	(198)	388
Activity for 2014 restructuring charge:
Real estate obligations	1,183	—	131	(623)	691
	$4,703	$3,359	$2,932	$(6,178)	$4,816

	Balance December 31, 2015	Initial Charges	Plan Adjustments	Cash Payments	Balance December 31, 2016
Activity for 2016 restructuring charge:
Severance	$—	$2,444	$—	$(533)	$1,911
Real estate obligations	—	1,082	14	(163)	933
Service contracts	—	42	(21)	(21)	—
Activity for 2015 restructuring charge:
Real estate obligation	164	—	(13)	(40)	111
Service contracts	843	—	9	(287)	565
Activity for 2014 restructuring charge:
Real estate obligations	1,701	—	104	(622)	1,183
Activity for 2007 restructuring charge:
Real estate obligation	1,170	—	747	(1,917)	—
	$3,878	$3,568	$840	$(3,583)	$4,703

9.    COMMITMENTS, CONTINGENCIES AND LITIGATION

New Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provides for a $300.0 million term loan facility ("2017 term loan") and a $25.0 million revolving credit facility (the "2017 Revolving Credit Facility"). The proceeds of the 2017 term loan were used to refinance the Company's existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of the refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 term loan third party costs and will be amortized over the 2017 term loan and $0.4 million prepaid debt issuance costs related to the 2017 revolving credit facility and will be amortized over the term of the 2017 revolving credit facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 revolving credit facility is October 6, 2021. As of December 31, 2018, the balance and interest rate of the 2017 term loan were $415.6 million and 8.2%, respectively. The 2017 revolving credit facility had no balance outstanding at December 31, 2018.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 revolving credit facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of December 31, 2018, the Company has been in compliance with all covenants.

First Amendment

On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement ("First Amendment"), by and among the Company, each of the lenders party thereto, and Jefferies Finance LLC, as Administrative Agent. The First Amendment clarified that for all purposes the Company's liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness on the closing date of the 2017 Credit Agreement, would continue to be treated as a rental and lease expense, and not as a capital lease obligations or indebtedness, for all purposes of the 2017 Credit Agreement, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

The table below sets forth information with respect to the current financial covenants as well as the calculation of our performance in relation to the covenant requirements at December 31, 2018.

	Covenants Requirements	Ratios at December 31, 2018
Maximum Total Net Leverage Ratio (the ratio of Consolidated Indebtedness to Consolidated EBITDA as defined in the Second Amendment to the 2017 Credit Agreement) should be equal to or less than:	5.9(1)	5.4
Maximum Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Second Amendment to the 2017 Credit Agreement) should be equal to or greater than:	2.0(2)	2.1

(1)
The maximum total leverage ratio decreases to 5.9 to 1 as of March 31, 2019 - June 30, 2019, 5.5 to 1 as of September 30, 2019 - March 31, 2020, 5.25 to 1 as of June 30, 2020 - September 30, 2020, 4.75 to 1 as of December 31, 2020 - June 30, 2021 and 4.5 to 1 as of September 30, 2021 and thereafter.

(2)	The minimum consolidated interest coverage ratio increases to 2.00 to 1 as of March 31, 2019 - September 30, 2020, and 2.25 to 1 December 31, 2020 - September 30, 2021 and thereafter.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company's acquisition of SingleHop and to pay related fees, costs and expenses, and (ii) revise the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment. This transaction was considered a modification.

A total of $1.0 million was paid for debt issuance costs related to the Second Amendment. Of the $1.0 million in costs paid,$0.2 million related to the payment of legal and professional fees which were expensed, $0.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Third Amendment

On February 28, 2018, INAP entered into the Incremental and Third Amendment to the Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Third Amendment"). The Third Amendment provides for a funding of the new incremental term loan facility under the 2017 Credit Agreement of $135.0 million (the "Incremental Term Loan"). The Incremental Term Loan has terms and conditions identical to the existing loans under the 2017 Credit Agreement, as amended.  Proceeds of the Incremental Term Loan were used to complete the acquisition of SingleHop and to pay fees, costs and expenses related to the acquisition, the Third Amendment and the Incremental Term Loan. This transaction was considered a modification.

A total of $5.0 million was paid for debt issuance costs related to the Third Amendment. Of the $5.0 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $4.9 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fourth Amendment

On April 9, 2018, the Company entered into the Fourth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fourth Amendment"). The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%. This transaction was considered a modification.

A total of $1.7 million was paid for debt issuance costs related to the Fourth Amendment. Of the $1.7 million in costs paid,$0.1 million related to the payment of legal and professional fees which were expensed, $1.6 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fifth Amendment
On August 28, 2018, the Company entered into the Fifth Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fifth Amendment"). The Fifth Amendment amended the 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.
Refer to Note 9 in our accompanying consolidated financial statements for additional information about our credit agreement.

 A summary of our credit agreement as of December 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	December 31,
	2018	2017
Outstanding principal balance on the term loan, less unamortized discount and prepaid costs of $13.5 million and $9.8 million, respectively	$415,599	$288,712
Outstanding balance on the revolving credit facility	—	5,000
Letters of credit issued with proceeds from revolving credit facility	4,187	5,361
Surety bonds issued with proceeds from revolving credit facility	131	—
Borrowing capacity	30,682	14,639
Interest rate – term loan	8.2%	8.4%
Interest rate – revolving credit facility	—%	10.3%

Maturities of the term loan are as follows:
2019	$4,357
2020	4,357
2021	4,357
2022	416,072
2023	—
	$429,143

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

The 2017 Credit Agreement, as amended, includes customary representations, warranties, negative and affirmative covenants, including certain financial covenants relating to maximum total leverage ratio, minimum consolidated interest coverage ratio and limitation on capital expenditures.

Asset Retirement Obligations

In prior years, we recorded AROs related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities on these properties in order to record the ARO and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2018 and 2017, the balance of the present value ARO was $2.1 million and $1.9 million, respectively. For the balance at December 31, 2017, $0.2 million and $1.7 million were included in "Other current liabilities" and "Other long-term liabilities," respectively, in the consolidated balance sheets. At December 31, 2018, the entire balance was included in "Other long-term liabilities." We included all asset retirement costs in "Property and equipment, net" in the consolidated balance sheets as of December 31, 2018 and 2017, and depreciated those costs using the straight-line method over the remaining term of the related lease.

We have other capital lease agreements that require us to decommission physical space for which we have not yet recorded an ARO. Due to the uncertainty of specific decommissioning obligations, timing and related costs, we cannot reasonably estimate an ARO for these properties and we have not recorded a liability at this time for such properties.

Capital Leases

We record capital lease obligations and leased property and equipment at the lesser of the present value of future lease payments based upon the terms of the related lease or the fair value of the assets held under capital leases. As of December 31, 2018, our capital leases had expiration dates ranging from 2019 to 2039.

Future minimum capital lease payments and the present value of the minimum lease payments for all capital leases as of December 31, 2018, are as follows (in thousands):

2019	$34,719
2020	33,901
2021	34,894
2022	33,637
2023	32,878
Thereafter	630,573
Remaining capital lease payments	800,602
Less: amounts representing imputed interest	(529,140)
Present value of minimum lease payments	271,462
Less: current portion	(9,080)
$262,382

Operating Leases

We have entered into leases for data center, POPs and office space that are classified as operating leases. Initial lease terms range from three to 25 years and contain various periods of free rent and renewal options. However, we record rent expense on a straight-line basis over the initial lease term and any renewal periods that are reasonably assured. Certain leases require that we maintain letters of credit. Future minimum lease payments on non-cancelable operating leases having terms in excess of one year were as follows at December 31, 2018 (in thousands):

2019	$7,980
2020	7,616
2021	7,616
2022	7,108
2023	5,407
Thereafter	3,757
$39,484

Rent expense was $8.3 million, $15.6 million and $21.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2018 (in thousands):

2019	$3,981
2020	1,707
2021	655
2022	85
2023	19
Thereafter	—
$6,447

Litigation and Other Regulatory Inquiries

In August 2016, the Company received a request for information as part of a broad-based inquiry regarding the Company's use of non-GAAP measures from the Securities and Exchange Commission (the "SEC"). The Company is cooperating with the SEC. At this time, the Company is unable to predict the likely outcome.

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

We determined that, between November 2012 and September 2018, our subsidiary iWeb provided information technology services to Pioneer Logistics Havacilik Turizm Yonetim Danismanlik Ithalat Ihracat San. Tic. Ltd. Sti, a Turkish company ("Pioneer Logistics"). On August 29, 2014, the Department of Commerce, Bureau of Industry and Security ("BIS") determined that Pioneer Logistics was part of a procurement ring which directly supported the operation of Mahan Airlines, an Iranian airline and entity on BIS's denied persons list.

From August 2014 to September 2018, iWeb received approximately $8,855 in fees from Pioneer Logistics. We are unable to accurately calculate the net profit attributable to these transactions. We promptly terminated Pioneer Logistics as a customer upon learning of its designation and do not plan to provide services to Pioneer Logistics in the future.

10.     OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Operating Segments Information

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

As of January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve customer and product focus. In that regard, we revised the information that our chief executive officer, who is also our Chief Operating Decision Maker ("CODM"), regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our revised segment structure. We have reclassified prior period amounts to conform to the current presentation.

Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate General Manager who reports directly to the Company's CODM. Effective January 2019, both segments are led by the Chief Operating Officer, who reports directly to the Company's CODM. The CODM evaluates segment performance using business unit contribution which is defined as business unit revenues less direct costs of sales and services, customer support, and sales and marketing, exclusive of depreciation and amortization.

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

Network

Network services includes our patented Performance IP™ service, content delivery network services, IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through more than 100 network POPs around the world.

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
INAP US	$248,184	$215,770	$229,902
INAP INTL	69,189	64,948	68,395
Total revenues	317,373	280,718	298,297

Costs of sales and services, customer support and sales and marketing:
INAP US	134,792	128,062	148,706
INAP INTL	45,124	37,829	41,900
Total costs of sales and services, customer support and sales and marketing	179,916	165,891	190,606

Segment profit:
INAP US	113,392	87,708	81,196
INAP INTL	24,065	27,119	26,495
Total segment profit	137,457	114,827	107,691

Goodwill impairment	—	—	80,105
Exit activities, restructuring and impairments	5,406	6,249	7,236
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	125,895	103,804	113,420
Income (loss) from operations	6,156	4,774	(93,070)
Non-operating expenses	67,874	51,001	31,312
Loss before income taxes and equity in earnings of equity-method investment	$(61,718)	$(46,227)	$(124,382)

The CODM does not manage the operating segments based on asset allocations. Therefore, assets by operating segment have not been provided.

We discuss goodwill by segment in Note 6, and as mentioned in that note, we did not record an impairment charge during the years ended December 31, 2018 and December 31, 2017, respectively. A goodwill impairment charge was recorded for the year ended December 31, 2016 of $80.1 million.

Revenue by Source

Revenue by source, with sales and usage-based taxes excluded, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Colocation	$131,124	$124,083	$129,881
Network Services	64,111	67,435	70,779
Cloud	122,138	89,200	97,637
	$317,373	$280,718	$298,297

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in this note, the Company business consists of INAP US and INAP INTL colocation, cloud and network services. The following table presents disaggregated revenues by category for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018

	INAP US	INAP INTL

Colocation	$125,282	$5,842
Network Services	52,748	11,363
Cloud	70,154	51,984
	$248,184	$69,189

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
United States	$252,482	$220,018	$231,943
Canada	38,133	38,750	44,206
Other countries	26,758	21,950	22,148
	$317,373	$280,718	$298,297

Net property and equipment, by country with assets over 10% of total property and equipment, is as follows (in thousands):

	December 31,
	2018	2017
United States	$433,508	$417,936
Canada	38,718	34,296
Other countries	5,835	6,333
	$478,061	$458,565

11.    STOCK-BASED COMPENSATION PLANS

We have granted employees options to purchase shares of our common stock and issued shares of restricted common stock subject to vesting. We measure stock-based compensation cost at the grant date based on the calculated fair value of the option or award. We recognize the expense over the employees' requisite service period, generally the vesting period of the option or award. We estimate the fair value of stock options at the grant date using the Black-Scholes option pricing model. Stock option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

The following table summarizes the amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Costs of customer support	$165	$167	$1,159
Sales, general and administrative	4,513	2,873	3,838
	$4,678	$3,040	$4,997

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the year ended December 31, 2018, an immaterial amount of stock-based compensation was capitalized. During the years ended December 31, 2017 and 2016, we capitalized $0.1 million and $0.2 million, respectively, of stock-based compensation.

During the years ended December 31, 2018 and 2017, there were no options granted under our stock-based compensation plans. The significant weighted average assumptions used for estimating the fair value of the option grants under our stock-based compensation plans during the year ended December 31, 2016, was expected term of 4.7 years; historical volatilities of 45%; risk free interest rates of 1.2%, and no dividend yield. The weighted average estimated fair value per share of our stock options at grant date was $3.13 during the year ended December 31, 2016. The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules and our historical exercise patterns. Because our stock options are not publicly traded, assumed volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options. We have also used historical data to estimate stock option exercises, employee terminations and forfeiture rates.

Under our 2017 Stock Incentive Plan (the "2017 Plan"), we may issue restricted stock and restricted stock units to eligible employees and directors to promote interest of the Company. The compensation committee of our board of directors administers the 2017 Plan. As of December 31, 2018, 1.3 million shares of stock were available for issuance. Conditions, if any, under which stock will be issued under stock grants or cash or stock will be paid under restricted stock units and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2017 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee. The minimum vesting period over which stock award shall vest is one year from the date the award is granted. If awards are performance-based, unless otherwise determined by the compensation committee, stock awards to covered employees will be designed to comply with the performance goals. In such case, the level of vesting of the award will depend on the attainment of one or more performance goals. No participant in any calendar year shall be granted stock awards with respect to more than 350,000 shares of stock. Under the 2017 Plan, only full value shares in the form of restricted stock and restricted stock units will be available for grant.  Shares of common stock that are delivered by the grantee or withheld by us as payment of the tax withholding obligation in connection with any award will not be returned to the share reserve and will not be available for future awards. Shares subject to awards that have been canceled, forfeited or otherwise not issued under an award and shares subject to awards settled in cash would not count as shares issued under the 2017 Plan.

During the years ended December 31, 2018, 2017 and 2016, the total value of the equity grants received by all non-employee directors was $0.7 million, $1.1 million and $0.4 million, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2018 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2017	379	$21.17
Granted	—	—
Exercised	(6)	8.49
Forfeitures and post-vesting cancellations	(150)	14.55
Balance, December 31, 2018	223	25.95
Exercisable, December 31, 2018	211	26.74

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2018 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	211	223
Weighted-average exercise price	$26.74	$25.95
Aggregate intrinsic value	$—	$—
Weighted-average remaining contractual term (in years)	3.8	4.0

For the year ended December 31, 2018, the total intrinsic value of stock options exercised was less than $0.1 million, and $0.4 million and $0.1 million during the years ended December 31, 2017 and 2016, respectively. None of our stock options or the underlying shares are subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2018 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2017	760	$4.03
Granted	608	$7.73
Vested	(277)	$6.95
Forfeited	(133)	$6.61
Unvested balance, December 31, 2018	958	$5.17

The total fair value of restricted stock vested during the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $2.6 million and $1.5 million, respectively. At December 31, 2018, the total intrinsic value of all unvested restricted stock was $4.0 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2018 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$53	$3,330	$3,383
Weighted-average remaining recognition period (in years)	1.03	2.90	2.90

12.    EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.7 million for the year ended December 31, 2018 and $0.4 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.

13.    INCOME TAXES

The loss from continuing operations before income taxes, non-controlling interest and equity in (earnings) of equity-method investment is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(64,237)	$(46,648)	$(120,553)
Foreign	2,519	421	(3,829)
Loss from continuing operations before income taxes, non-controlling interest and equity in (earnings) of equity-method investment	$(61,718)	$(46,227)	$(124,382)

The current and deferred income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$(730)	$(15)
State	118	123	155
Foreign	277	507	61
	395	(100)	201
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	262	353	329
	262	353	329
Provision for income taxes	$657	$253	$530

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax benefit is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax at statutory rates	(21.0)%	(34.0)%	(34.0)%
Foreign income tax	(0.1)	0.5	0.7
State income tax	(5.5)	(5.0)	(5.0)
Other permanent differences	1.3	0.4	0.2
Statutory tax rate change	1.2	—	(3.2)
Statutory tax rate change - Deferred - Tax Reform Act	—	(128.4)	—
Statutory tax rate change - Valuation Allowance - Tax Reform Act	—	128.4	—
Compensation	—	—	3.0
Goodwill impairment	—	—	25.2
Refundable AMT credit	—	(1.5)	—
Change in valuation allowance	25.2	40.1	13.5
Effective tax rate	1.1%	0.5%	0.4%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes related to the following (in thousands):

	December 31,
	2018	2017
Long-term deferred income tax (liabilities) assets:
Property and equipment	$50,405	$43,554
Goodwill	1,071	1,392
Intangible assets	(26,534)	(22,021)
Deferred revenue, less current portion	1,358	1,834
Restructuring liability, less current portion	696	1,282
Refinance	(4,130)	(374)
Deferred rent	285	639
Stock-based compensation	1,450	911
Provision for doubtful accounts	1,360	1,772
U.S. net operating loss carryforwards	99,026	89,117
Foreign net operating loss carryforwards, less current portion	7,631	8,053
Tax credit carryforwards	2,775	2,812
Interest limitation	9,403	—
Impact of adoption of ASC 606	(6,666)	—
Other	2,408	2,090
Long-term deferred income tax assets	140,538	131,061
Less: valuation allowance	(142,749)	(132,712)
Net long-term deferred income tax (liabilities) assets	(2,211)	(1,651)

Net deferred tax liabilities	$2,211	$1,651

As of December 31, 2018, we have U.S. net operating loss carryforwards for federal tax purposes of $367.1 million of which, $331.7 million that will expire in tax years 2018 through 2037 and $35.4 million will not expire. Of the total U.S. net operating loss carryforwards, $27.7 million of net operating losses related to the deduction of stock-based compensation. This amount was included in the financial statement balance of U.S net operating loss carryforwards upon the adoption of ASU 2016-09 in 2017 related to employee share-based payments. In addition, research and development tax, foreign tax and state and local tax credits carryforwards of approximately $0.5 million. Research and development credits will begin to expire in 2027. Finally, we have foreign net operating loss carryforwards of approximately $36.7 million that are currently subject to annual expiration.

We determined that through December 31, 2018, no further ownership changes have occurred since 2001 pursuant to Section 382 of the Internal Revenue Code ("Section 382"). Therefore, as of December 31, 2018, no additional material limitations existed on the U.S. net operating losses related to Section 382. However, if we experience subsequent changes in stock ownership as defined by Section 382, we may have additional limitations on the future utilization of our U.S. net operating losses.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the H.R.1 (the "Act") resulting in significant modifications to existing law. The Company follows the guidance in SEC Staff Accounting Bulletin 118 ("SAB 118"), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act's enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

The Company has completed the accounting for the effects of the Act during the period ended December 31, 2018. There were no material adjustments as of result of the Act to the 2017 amounts recorded in the year end December 31, 2018.

The FASB Staff also provided additional guidance to address the accounting for the taxation of global intangible low-taxed income ("GILTI"). FASB determined that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the GILTI tax expense in the year it is incurred. We have completed our analysis of the effects of the GILTI provisions and have elected to expense GILTI tax as incurred.

As a result of the Act, as of December 31, 2017, the Company recorded the impact of the remeasurement of deferred tax assets and liabilities from 35.0% to 21.0%, along with the offsetting adjustment to our valuation allowance including a decrease to the valuation allowance of $0.7 million related to the Alternative Minimum Tax credit carryforwards that are expected to be refundable.

We periodically evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance. As of December 31, 2018, we continued to maintain a valuation allowance of $137.1 million against the U.S. deferred tax asset and $5.6 million against the foreign deferred tax asset that we do not believe are more likely than not to be realized. We will continue to assess the requirement for a valuation allowance on a quarterly basis and, at such time when we determine that it is more likely than not that the deferred tax assets will be realized, we will reduce the valuation allowance accordingly.

Changes in our deferred tax asset valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, January 1,	$132,712	$164,865	$148,310
Increase in deferred tax assets	10,037	27,183	16,555
Remeasurement in deferred tax assets	—	(59,336)	—
Balance, December 31,	$142,749	$132,712	$164,865

We intend to reinvest future earnings indefinitely within each country. Accordingly, we have not recorded deferred taxes for the difference between our financial and tax basis investment in foreign entities. However, the tax impact of any unremitted foreign earnings that may be available for distribution would likely be immaterial to the financial statements.

Our accounting for uncertainty in income taxes requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements.

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits balance, January 1,	$162	$187	$—
Addition for tax positions taken in a prior year	300	162	187
Deduction for tax positions taken in a prior year	—	(187)	—
Unrecognized tax benefits balance, December 31,	$462	$162	$187

During 2018, we recorded $0.3 million increase to our unrecognized tax benefits.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of "Provision (benefit) for income taxes." As of December 31, 2018 and 2017, we had an accrual of $0.2 million and less than $0.1 million, respectively, for interest and penalties related to uncertain tax positions.

Our U.S. federal and state income tax returns remain open to examination for the tax years 2015 through 2017; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2017. Returns filed in other jurisdictions are generally subject to examination for years prior to 2017.

14.    EQUITY

Authorization of Stock Repurchase

In December 2018, INAP's Board of Directors authorized management to repurchase an initial $5.0 million of INAP common stock, as permitted under INAP's 2017 Credit Agreement. Repurchases of INAP's common stock may be made from time to time, subject to market conditions, in open market or through privately negotiated transactions. INAP has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock. The Company may suspend or discontinue the repurchase program at any time. In the future, the Board of Directors may consider new authorizations based on a new credit facility's allowances should INAP shares remain significantly undervalued. As of December 31, 2018, there have been no shares repurchased under this program.

Public Offering

On October 23, 2018, the Company closed a public offering of 4,210,527 shares of common stock at $9.50 per share to the public and received net proceeds of approximately $37.1 million (net of underwriting discounts and commissions, and other offering expenses of $0.5 million).

Securities Purchase Agreement

On February 22, 2017, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain purchasers (the "Purchasers"), pursuant to which the Company issued to the Purchasers an aggregate of 5,950,712 shares of the Company's common stock at a price of $7.24 per share, for the aggregate purchase price of $43.1 million, which closed on February 27, 2017. Conditions for the Securities Purchase Agreement included the following: (i) a requirement for the Company to use the funds of the sale of such common stock to repay indebtedness under the Credit Agreement, (ii) a 90-day "lock-up" period whereby the Company is restricted from certain sales of equity securities, and (iii) a requirement for the Company to pay certain transaction expenses of the Purchasers up to $100,000. The Company used $39.2 million of the proceeds to pay down our debt.

Registration Rights Agreement

On February 22, 2017, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with the Purchasers, which provides the Purchasers under the Securities Purchase Agreement the ability to request registration of such securities. Pursuant to the Registration Rights Agreement, the Company filed a registration statement in March 2017 that was declared effective during April 2017.

Reverse Stock Split

On November 16, 2017, the Company filed a Certificate of Amendment of the Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of Delaware to effect a 1-for-4 reverse stock split of the shares of our common stock, either issued and outstanding or held by the Company as treasury stock, effective as of 5:00 p.m. (Delaware time) on November 20, 2017 (the "Reverse Stock Split").

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

In addition, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options and restricted stock granted by the Company, and the number of shares of Common Stock reserved for future issuance under the 2017 Stock Plan.

15.     RELATED PARTY TRANSACTION

Effective November 1, 2016, INAP leases office space in VA from Broad Valley Capital, LLC, a company 50% owned by Mr. Aquino and 50% by Mr. Diegnan. The lease is at-cost from Broad Valley Capital to INAP and total payment for rent, plus furniture, copier, office supplies, broadband and other for the years ended December 31, 2018 and 2017 was $146,571 and $138,371, respectively, and $24,000 for the year ended December 31, 2016.

16.    SUBSEQUENT EVENTS

On January 15, 2019, NTT-ME exercised its first put option that resulted in NTT-ME having an ownership of 15% and INAP of 85%. The put option was exercised at $1.0 million which represents the fair market value of the shares purchased.

17.     UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2018 and 2017. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$74,201	$81,962	$82,972	$78,238
Costs of sales and services, exclusive of depreciation and amortization	25,467	28,621	29,511	23,662
Costs of customer support	7,387	8,841	7,984	8,305
Exit activities, restructuring and impairments	(33)	826	2,347	2,266
Net loss attributable to INAP shareholders	(14,288)	(14,279)	(15,479)	(18,454)
Basic and diluted net loss per share	$(0.70)	$(0.69)	$(0.75)	$(0.82)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$72,133	$69,642	$68,907	$70,035
Costs of sales and services, exclusive of depreciation and amortization	29,045	26,429	24,945	25,798
Costs of customer support	7,264	6,133	6,237	6,122
Exit activities, restructuring and impairments	1,023	4,628	745	(148)
Net loss attributable to INAP shareholders	(8,230)	(19,283)	(10,895)	(6,934)
Basic and diluted net loss per share	$(0.51)	$(0.97)	$(0.55)	$(0.35)

INTERNAP CORPORATION
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2016

Allowance for doubtful accounts	$1,751	$1,093	$(1,598)	(1)	$1,246

Year ended December 31, 2017

Allowance for doubtful accounts	1,246	1,049	(808)	(1)	1,487

Year ended December 31, 2018

Allowance for doubtful accounts	$1,487	$882	$(822)	(1)	$1,547

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1