Form 10-Q
period 2019-03-31
Internap Corp
filed 2019-05-09
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	INAP	Nasdaq Global Market

As of May 6, 2019, 26,733,291 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

ITEM 1. FINANCIAL STATEMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues	$73,564	$74,201

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	25,733	24,607
Costs of customer support	8,790	7,387
Sales, general and administrative	17,521	19,854
Depreciation and amortization	22,178	21,158
Exit activities, restructuring and impairments	1,416	(33)
Total operating costs and expenses	75,638	72,973
(Loss) income from operations	(2,074)	1,228

Interest expense	17,447	15,604
Loss (gain) on foreign currency, net	204	(215)
Total non-operating expenses	17,651	15,389

Loss before income taxes and equity in earnings of equity-method investment	(19,725)	(14,161)
(Benefit) provision for income taxes	(103)	100

Net loss	(19,622)	(14,261)
Less net income attributable to non-controlling interests	22	27
Net loss attributable to INAP shareholders	(19,644)	(14,288)
Other comprehensive income:
Foreign currency translation adjustment	197	61
Total other comprehensive income	197	61

Comprehensive loss	$(19,447)	$(14,227)

Basic and diluted net loss per share	$(0.83)	$(0.70)

Weighted average shares outstanding used in computing basic and diluted net loss per share	23,652	20,052
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,266	$17,823
Accounts receivable, net of allowance for doubtful accounts of $1,171 and $1,547, respectively	21,452	20,054
Contract assets	9,006	8,844
Prepaid expenses and other assets	7,890	7,377
Total current assets	46,614	54,098

Property and equipment, net	229,185	478,061
Operating lease right-of-use assets	27,056	—
Finance lease right-of-use assets	236,077	—
Intangible assets, net	70,441	73,042
Goodwill	116,216	116,217
Contract assets	15,502	16,104
Deposits and other assets	7,251	7,409
Total assets	$748,342	$744,931

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$22,368	$23,435
Accrued liabilities	14,178	15,540
Deferred revenues	7,881	8,022
Capital lease obligations	—	9,080
Term loan, less discount and prepaid costs of $4,058 and $4,036, respectively	299	321
Exit activities and restructuring liability	1,883	2,526
Short-term operating lease liabilities	5,400	—
Short-term finance lease liabilities	8,328	—
Other current liabilities	33	1,063
Total current liabilities	60,370	59,987

Deferred revenues	341	511
Operating lease liabilities	24,149	—
Finance lease liabilities	262,632	—
Capital lease obligations	—	262,382
Term loan, less discount and prepaid costs of $8,472 and $9,508, respectively	415,226	415,278
Deferred tax liability	1,969	2,211
Other long-term liabilities	3,627	4,505
Total liabilities	768,314	744,874
Commitments and contingencies (Refer to Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 26,746 and 25,455 shares outstanding, respectively	27	25
Additional paid-in capital	1,369,815	1,368,968
Treasury stock, at cost, 378 and 330, respectively	(7,914)	(7,646)
Accumulated deficit	(1,382,715)	(1,363,019)
Accumulated items of other comprehensive loss	(868)	(1,065)
Total INAP stockholders’ deficit	(21,655)	(2,737)
Non-controlling interests	1,683	2,794
Total stockholders’ (deficit) equity	(19,972)	57
Total liabilities and stockholders’ (deficit) equity	$748,342	$744,931
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three Months Ended March 31, 2019
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Balance, December 31, 2017	20,804	$21	$1,327,084	$(7,159)	$(1,323,723)	$(1,324)	$4,069	$(1,032)
Adoption of ASC 606	—	—	—	—	24,185	—	—	24,185
Net loss	—	—	—	—	(14,261)	—	—	(14,261)
Net income attributable to non-controlling interest	—	—	—	—	(27)	—	27	—
Foreign currency translation	—	—	—	—	—	61	—	61
INAP Japan	—	—	—	—	—	—	(990)	(990)
Common stock issuance	343	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(20)	—	—	(270)	—	—	—	(270)
Stock-based compensation	—	—	869	—	—	—	—	869
Proceeds from exercise of stock options, net	4	—	32	—	—	—	—	32
Balance, March 31, 2018	21,131	21	1,327,985	(7,429)	(1,313,826)	(1,263)	3,106	8,594

Balance, December 31, 2018	25,455	25	1,368,968	(7,646)	(1,363,019)	(1,065)	2,794	57
Adoption of ASC 842	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	(19,622)	—	—	(19,622)
Net income attributable to non-controlling interest	—	—	—	—	(22)	—	22	—
Foreign currency translation	—	—	—	—	—	197	—	197
INAP Japan	—	—	—	—	—	—	(1,133)	(1,133)
Common stock issuance	1,339	2	(43)	—	—	—	—	(41)
Employee taxes paid on withholding shares	(48)	—	—	(268)	—	—	—	(268)
Stock-based compensation	—	—	890	—	—	—	—	890
Balance, March 31, 2019	26,746	$27	$1,369,815	$(7,914)	$(1,382,715)	$(868)	$1,683	$(19,972)

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(19,622)	$(14,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,178	21,158
Loss on disposal of fixed asset	528	46
Amortization of debt discount and issuance costs	1,097	638
Stock-based compensation expense, net of capitalized amount	890	858
Provision for doubtful accounts	248	332
Non-cash change in finance lease liabilities	148	(213)
Non-cash change in exit activities and restructuring liability	1,226	372
Deferred taxes	(261)	(30)
Other, net	(66)	(233)
Changes in operating assets and liabilities:
Accounts receivable	(1,617)	864
Prepaid expenses, deposits and other assets	1,043	(467)
Accounts payable	763	(636)
Accrued and other liabilities	(2,238)	(2,904)
Deferred revenues	(262)	(138)
Exit activities and restructuring liability	(1,903)	(1,389)
Asset retirement obligation	85	(248)
Other liabilities	25	(52)
Net cash provided by operating activities	2,262	3,697

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,094)	(6,082)
Proceeds from disposal of property and equipment	56	437
Business acquisition, net of cash acquired	—	(132,143)
Additions to acquired and developed technology	(530)	(277)
Net cash used in investing activities	(8,568)	(138,065)

Cash Flows from Financing Activities:
Proceeds from credit agreements	—	146,000
Principal payments on credit agreements	(1,089)	(1,089)
Debt issuance costs	—	(5,976)
Payments on finance lease liabilities	(907)	(1,897)
Acquisition of non-controlling interests	(973)	(1,130)
Proceeds from exercise of stock options	—	31
Acquisition of common stock for income tax withholdings	(268)	(270)
Other, net	(60)	235
Net cash (used in) provided by in financing activities	(3,297)	135,904
Effect of exchange rates on cash and cash equivalents	46	20
Net (decrease) increase in cash and cash equivalents	(9,557)	1,556
Cash and cash equivalents at beginning of period	17,823	14,603
Cash and cash equivalents at end of period	$8,266	$16,159

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,260	$13,577
Additions to property and equipment included in accounts payable	1,850	2,287

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) is a leading-edge provider of high-performance data center and cloud solutions with over 100 network Points of Presence ("POPs") worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging start-ups. INAP operates 21 metropolitan markets, primarily in North America, with data centers connected by a low-latency, high-capacity fiber network. INAP has over one million gross square feet in its portfolio, with approximately 600,000 square feet of sellable data center space.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances in the accompanying financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature with the exception of those related to the adoption of new accounting standards as discussed in Note 2, "Recent Accounting Pronouncements" and Note 4, "Leases."

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. The accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of March 31, 2019 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2018 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the 2019 fiscal year or any future periods.

Out of Period Adjustment

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in the Annual Report on Form 10-K for the year ended December 31, 2018, management identified certain errors in the Company's historical financial statements, resulting in a conclusion that certain corrections need to be made to the Company's unaudited quarters during 2018. The Company has revised its prior period consolidated financial statements accordingly and included such revisions herein. Based on an analysis of quantitative and qualitative factors, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q. As a result, amendment of such reports was not required. The revisions to correct errors relate to the correction of accounting for an amendment to a capital lease executed in February 2018.

The adjustments to the Company’s previously issued quarterly financial statements for the three months ended March 31, 2018 are as follows (in thousands):

	For the quarter ended March 31, 2018
	As reported	Adjustments	As adjusted

Costs of sales and services, exclusive of depreciation and amortization - QTD	$25,037	$(430)	$24,607
Costs of sales and services, exclusive of depreciation and amortization - YTD	25,037	(430)	24,607
Depreciation and amortization - QTD	21,077	81	21,158
Depreciation and amortization - YTD	21,077	81	21,158
Interest expense - QTD	15,027	577	15,604
Interest expense - YTD	15,027	577	15,604
Net loss attributable to INAP shareholders - QTD	(14,060)	(228)	(14,288)
Net loss attributable to INAP shareholders - YTD	(14,060)	(228)	(14,288)
Property and equipment, net	461,314	10,438	471,752
Total assets	731,920	10,438	742,358
Capital lease obligations - non-current	223,549	10,650	234,199
Total liabilities	723,098	10,650	733,748
Accumulated deficit	(1,313,598)	(228)	(1,313,826)
Total stockholders' (deficit) equity	$8,822	$(228)	$8,594

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which states that a lessee should recognize the assets and liabilities that arise from leases. The standard has since been modified with several ASUs (collectively, the "new lease standard"). The new lease standard is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. The Company adopted the new lease standard on January 1, 2019, the beginning of fiscal 2019. Prior periods presented in our condensed consolidated financial statements continue to be in accordance with the former lease standard, Topic 840, Leases.

The new lease standard provides entities two options for applying the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment recognized then. The Company adopted the new lease standard by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application. The most significant impact relates to the recognition on the Company's balance sheet of right-of-use ("ROU") assets and lease liabilities for all operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern.

The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company did not separately record lease components from non-lease components, and accounts for them together as a single lease component. INAP made an accounting policy election to not record leases with an initial term of 12 months or less on the balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss. The Company has elected to not record a ROU asset or ROU liability for leases with an asset or liability balance that would be less than one thousand dollars ($1,000) on the adoption date on the basis of materiality. This threshold continues to be consistent with the Company’s Property and Equipment capitalization threshold.

In preparation for adoption of the new lease standard, INAP implemented internal controls and key system functionality to enable the preparation of financial information.

The Company primarily has capital leases which have been recorded on the consolidated balance sheets and as of the January 1, 2019 transition date, the capital leases became finance leases establishing the ROU asset and liability. The ROU assets and liabilities for operating leases were $28.5 million and $31.0 million of total Company assets and liabilities, respectively, as of January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables, loans and held-to-maturity debt securities held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This will result in the earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. If expected cash flows improve, an entity will reduce the allowance and reverse the expense through income. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Entities will have to make more disclosures, including disclosures by year of origination for certain financing receivables. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact, if any, that this pronouncement will have on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018. We did not exercise the option to make this reclassification.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting broadens the scope of FASB ASC Topic 718, Compensation — Stock Compensation, which currently covers only share-based payments to employees. The change substantially aligns the accounting for share-based payments for both employees and non-employees. The ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees. The measurement of equity-classified non-employee awards will be fixed at the grant date, and entities will measure the cost of awards subject to a performance condition using the outcome that is probable at the balance sheet date. Entities may use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. Entities will recognize a cumulative-effect adjustment to retained earnings for equity classified non-employee awards for which a measurement date has not been established and liability-classified non-employee awards that have not been settled. The guidance is effective for calendar-year public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. The Company adopted this pronouncement in the first quarter of 2019 and it did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied, or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt either the entire ASU or only the provisions that eliminate or modify the requirements. The Company is evaluating the impact, if any, that this pronouncement will have on its condensed consolidated financial statements.

3.    REVENUES

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We recorded installation fees as deferred revenue and recognized the revenue ratably over the estimated customer life.

For our data center service revenues, we determine colocation revenues by occupied square feet and both allocated and variable-based usage, which includes both physical space for hosting customers' network and other equipment plus associated services such as power and network connectivity, environmental controls and security. We determine hosting revenues by the number of servers utilized (physical or virtual) and cloud revenues by the amount of processing and storage consumed. We recognize IP services revenues on fixed-commitment or usage-based pricing. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer's usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage. We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services.

We assess whether:

a.	the parties to the contract have an approved contract;

b.	the Company can identify each party's rights regarding the goods and services to be transferred;

c.	the Company can identify the payment terms for the goods or services to be transferred;

d.	the contract has commercial substance; and

e.	it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP's service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation based on its relative stand-alone selling price.

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

The most significant impact of the adoption of the new standard was the requirement for incremental costs to obtain a customer, such as commissions, which previously were expensed as incurred, to be deferred and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission does not equal with the initial commission.

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

The Company routinely reviews the collectability of its accounts receivable and payment status of customers. If INAP determines that collection of revenue is uncertain, it does not recognize revenue until collection is reasonably assured. Additionally, the Company maintains an allowance for doubtful accounts resulting from the inability of the Company's customers to make required payments on accounts receivable. The allowance for doubtful accounts is based on historical write-offs as a percentage of revenues. INAP assesses the payment status of customers by reference to the terms under which it provides services or goods, with any payments not made on or before their due date considered past-due. Once all collection efforts have been exhausted, the uncollectible balance is written off against the allowance for doubtful accounts. The Company routinely performs credit checks for new and existing customers and requires deposits or prepayments for customers that are perceived as being a credit risk. In addition, INAP records a reserve amount for potential credits to be issued under service level agreements and other sales adjustments.

Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $26.6 million and $26.3 million at March 31, 2019 and March 31, 2018, respectively. Capitalized commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the three months ended March 31, 2019 and March 31, 2018, amortization recognized was $2.7 million and $2.9 million, respectively. There was no impairment loss recorded on capitalized contract costs for the three months ended March 31, 2019 and March 31, 2018.

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

The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into as follows (in thousands):

	Current	Non-current
Balance at December 31, 2018	$8,844	$16,104
Deferred customer acquisition costs incurred in the period	405	1,583
Amounts recognized as expense in the period	(2,428)	—
Reclassification between short-term and long-term	2,185	(2,185)
Balance at March 31, 2019	$9,006	$15,502

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in "Accounts receivable, net" it its condensed consolidated balance sheets at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as "Deferred revenues" on the accompanying condensed consolidated balance sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to service revenue.

Significant changes in the deferred revenues balance (current and noncurrent) during the period are as follows (in thousands):

Balance - December 31, 2018	$8,533
Revenue recognized that was included in the deferred revenue balance at December 31, 2018	(4,564)
Increases due to cash received, excluding amounts recognized as revenue during the period	4,253
Balance - March 31, 2019	$8,222

Revenues recognized during the three months ended March 31, 2019 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

In accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in this note, the Company business consists of INAP US and INAP INTL colocation, cloud and network services. The following table presents disaggregated revenues by category as follows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$27,354	$1,435	$30,936	$1,517
Network services	11,742	2,774	13,820	2,971
Cloud	18,424	11,835	12,320	12,637
	$57,520	$16,044	$57,076	$17,125

Revenue by geography is as follows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$58,564	$—	$57,076	$—
Canada	—	7,943	—	9,291
Other countries	—	7,057	—	7,834
	$58,564	$15,000	$57,076	$17,125

4.    LEASES

We have commitments under leases arrangements for data centers, office space, partner sites and equipment. Our leases have initial lease terms ranging from 2 years to 34 years, most of which includes options to extend or renew the leases for 5 to 15 years, and some of which may include options to terminate the leases within 4 to 120 months.

At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating leases are accounted for on the condensed consolidated balance sheets with ROU assets being recognized in "Operating lease right-of-use assets" and lease liabilities recognized in "Short-term operating lease liabilities" and "Operating lease liabilities." Finance leases are accounted for on the condensed consolidated balance sheets with ROU assets being recognized in "Finance lease right-of-use assets" and lease liabilities recognized in "Short-term finance lease liabilities" and "Finance lease liabilities."

All lease liabilities are measured at the present value of the unpaid lease payments, discounted using our incremental borrowing rate based on the information available at commencement date of the lease. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments and lease incentives. The finance lease ROU assets are subsequently amortized using the straight-line method.

Operating lease expenses are recognized on a straight-line basis over the lease term. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability.

We have elected to combine lease and non-lease components for all lease contracts where we are the lessee. Additionally, for arrangements with lease terms of 12 months or less, we do not recognize ROU assets and lease liabilities and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.

Lease related costs for the quarter ended March 31, 2019 are as follows (in thousands):

Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$4,392
Interest on lease liabilities	7,250
Finance lease cost	$11,642

Operating lease cost	$1,765
Short-term lease cost	1,489
Total lease cost	$14,896

Other information related to leases as of the quarter ended March 31, 2019 are as follows (in thousands, except lease term and rate):

	Operating Leases	Finance Leases
Right-of-use assets	$27,056	$236,077
Lease liabilities	29,549	270,960

Weighted-average remaining lease term	5.48	19.23
Weighted-average discount rate	7.2%	13.8%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	1,745	7,250
Financing cash flows	1,252	2,664

Right-of-use assets obtained in exchange for lease liabilities	921	—

Future minimum lease payments under non-cancellable leases as of the quarter ended March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$7,244	$33,666
2020	7,340	34,193
2021	7,304	35,187
2022	6,683	33,932
2023	5,455	33,194
Thereafter	5,905	634,511
Total undiscounted lease payments	$39,931	$804,683
Less: Imputed interest	10,382	533,723
Total lease liabilities	$29,549	$270,960

As of the quarter ended March 31, 2019, we did not have additional operating and finance leases that have not yet commenced.

5. ACQUISITION

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments of approximately $0.4 million, liabilities assumed, and net of cash acquired. The transaction was funded with an incremental term loan and cash from the balance sheet. As part of the financing, INAP obtained an amendment to its credit agreement to allow for the incremental term loan and to provide further operational flexibility under the credit agreement covenants. The amendments to the credit agreement are described in more detail in Note 8, "Debt."

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and includes purchase accounting adjustments subsequent to the acquisition date (in thousands):

Final Valuation as of December 31, 2018
Cash	$2,823
Prepaid expenses and other assets	2,227
Property, plant and equipment	14,253
Other long term assets	576
Intangible assets:
Noncompete agreements	4,000
Trade names	1,700
Technology	15,100
Customer relationships	34,100
Goodwill	66,008
Total assets acquired	140,787
Accounts payable and accrued liabilities	2,819
Deferred revenue	2,434
Long term liabilities	534
Net assets acquired	$135,000

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

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of INAP and SingleHop as if the acquisition had occurred on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the INAP and SingleHop acquisition been completed as of January 1, 2017, and should not be taken as indicative of our future consolidated results of operations. The pro forma results are as follows (in thousands, except for per share amounts):

Three Months Ended March 31,
2018
Revenues	$82,172
Net loss	(15,895)
Basic and diluted net loss per share	(0.79)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,052

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Available-for-sale securities	$—	$2,341	$—	$2,341
Asset retirement obligations(1)	—	—	2,175	2,175

December 31, 2018
Available-for-sale securities	—	2,309	—	2,309
Asset retirement obligations(1)	$—	$—	$2,090	$2,090

(1)
We calculated the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. At March 31, 2019 and December 31, 2018, the balances are included in “Other long-term liabilities,” in the accompanying condensed consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended March 31, 2019 (in thousands):

2019
Balance, January 1, 2019	$2,090
Accretion	85
Payments	—
Balance, March 31, 2019	$2,175

As of March 31, 2019, the Company held $2.3 million of available-for-sale debt securities which are reported at fair value on the Company's condensed consolidated balance sheets in "Deposits and other assets." Unrealized holding gains and losses are reported within accumulated other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. A decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

The fair values of our Level 2 available-for-sale debt securities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	March 31, 2019
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,221	$69	$(38)	$2,252
Japanese Government Bonds	88	2	(1)	89
Total Bonds	$2,309	$71	$(39)	$2,341

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,184	$144	$(107)	$2,221
Japanese Government Bonds	87	5	(4)	88
Total Bonds	$2,271	$149	$(111)	$2,309

The fair values of our Level 2 debt liabilities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$428,055	$415,235	$429,143	$428,071

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the third quarter as of August 1. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 term loan third party costs and will be amortized over the 2017 term loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021. As of March 31, 2019, the outstanding balance and the interest rate of the 2017 term loan were $415.5 million and 8.24%, respectively. The 2017 Revolving Credit Facility had no balance outstanding at March 31, 2019.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 Revolving Credit Facility is 6.0% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of March 31, 2019, the Company has been in compliance with all covenants.

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
9.    EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During 2019 and 2018, we recorded exit activity charges due to ceasing use of office space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018.

The following table displays the transactions and balances for exit activities and restructuring charges during the three months ended March 31, 2019 and 2018 (in thousands). Our real estate and severance obligations are substantially related to our INAP US segment.

	Balance				Balance
	December 31, 2018	Initial Charges	Plan Adjustments	Cash Payments	March 31, 2019
Activity for 2019 restructuring charge:
Real estate obligations	$—	$1,252	$(158)	$(461)	$633
Activity for 2018 restructuring charge:
Real estate obligations	1,922	$—	$42	$(1,092)	872
Activity for 2017 restructuring charge:
Real estate obligations	100	—	—	(90)	10
Activity for 2016 restructuring charge:
Real estate obligations	125	—	10	(40)	95
Activity for 2015 restructuring charge:
Real estate obligation	27	—	15	(21)	21
Service contracts	221	—	9	(49)	181
Activity for 2014 restructuring charge:
Real estate obligation	206	—	55	(150)	111
	$2,601	$1,252	$(27)	$(1,903)	$1,923

	Balance				Balance
	December 31, 2017	Initial Charges	Plan Adjustments	Cash Payments	March 31, 2018
Activity for 2018 restructuring charge:
Real estate obligations	$—	$171	$9	$(23)	$157
Activity for 2017 restructuring charge:
Real estate obligations	3,380	—	72	(1,020)	2,432
Activity for 2016 restructuring charge:
Severance	46	—	34	(34)	46
Real estate obligations	247	—	7	(38)	216
Activity for 2015 restructuring charge:
Real estate obligation	64	—	12	(22)	54
Service contracts	388	—	8	(50)	346
Activity for 2014 restructuring charge:
Real estate obligation	691	—	59	(202)	548
	$4,816	$171	$201	$(1,389)	$3,799

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

Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate General Manager who reports directly to the Company’s CODM. Effective January 1, 2019, both segments are led by the Chief Operating Officer, who reports directly to the Company's CODM. The CODM evaluates segment performance using business unit contribution which is defined as business unit revenues less direct costs of sales and services, customer support, and sales and marketing, exclusive of depreciation and amortization.

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

The following table provides segment results (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
INAP US	$57,520	$57,076
INAP INTL	16,044	17,125
Net revenues	73,564	74,201

Cost of sales and services, customer support and sales and marketing:
INAP US	32,884	30,107
INAP INTL	9,695	11,133
Total costs of sales and services, customer support and sales and marketing	42,579	41,240

Segment profit:
INAP US	24,635	26,969
INAP INTL	6,349	5,992
Total segment profit	30,984	32,961

Exit activities, restructuring and impairments	1,416	(33)
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	31,642	31,766
(Loss) income from operations	(2,074)	1,228
Non-operating expenses	17,651	15,389
Loss before income taxes and equity in earnings of equity-method investment	$(19,725)	$(14,161)

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

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(19,622)	$(14,261)
Less net income attributable to non-controlling interests	22	27
Net loss attributable to common stock	$(19,644)	$(14,288)
Weighted average shares outstanding, basic and diluted	23,652	20,052
Net loss per share, basic and diluted	$(0.83)	$(0.70)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	2,296	1,336

13. INVESTMENT IN AFFLIATES AND OTHER ENTITIES

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

14. SUBSEQUENT EVENTS

On May 8, 2019, INAP entered into the Sixth Amendment to the 2017 Credit Agreement among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Sixth Amendment”). The Sixth Amendment (i) adjusts the applicable interest rates under the Company’s Credit Agreement, dated as of April 6, 2017, (ii) modifies the maximum Total Net Leverage Ratio requirements and the minimum Consolidated Interest Coverage Ratio requirements and (iii) modifies certain other covenants.

Pursuant to the Sixth Amendment, the applicable margin for adjusted base rate terms loans shall be increased from 4.75% per annum to 5.25% per annum and for Eurodollar term loans shall be increased from 5.75% per annum to 6.25% per annum, with such interest payable in cash, and in addition such term loans shall bear interest payable in kind at the rate of 0.75% per annum.

The Sixth Amendment also makes the following modifications:

•	An additional basket of $500,000 for finance lease obligations has been established.

•	The maximum amount of permitted asset dispositions has been decreased from $150,000,000 to $50,000,000.

•
The amount of net cash proceeds from asset sales that may be reinvested is limited to $2,500,000 in any fiscal year of the Company, with net cash proceeds that are not so reinvested used to prepay loans under the Credit Agreement.

•	The restricted payment basket has been decreased from $5,000,000 to $1,000,000.

The maximum total leverage ratio increases to 6.80 to 1 as of June 30, 2019, 6.90 to 1 as of September 30, 2019 - December 31, 2019, decreases to 6.75 to 1 as of March 31, 2020, 6.25 to 1 as of June 30, 2020, 6.00 to 1 as of September 30, 2020, 5.75 to 1 as of December 31, 2020, 5.50 to 1 as of March 2021, 5.00 to 1 as of June 30, 2021 and 4.50 to 1 as of September 30, 2021 and thereafter.

The minimum consolidated interest coverage ratio decreases to 1.75 to 1 as of June 30, 2019, 1.70 to 1 as of September 30, 2019 - March 31, 2020, increases to 1.80 to 1 as of June 30, 2020, 1.85 to 1 as of September 2020 and 2.00 to 1 as of December 31, 2020 and thereafter.

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
Overview

INAP is a leading-edge provider of high-performance data center and cloud solutions with over 100 network Points of Presence ("POPs") worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging startups. INAP operates in 21 metropolitan markets, primarily in North America, with data centers connected by a low-latency, high-capacity fiber network. INAP has over one million gross square feet in its portfolio, with approximately 600,000 square feet of sellable data center space.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2, "Recent Accounting Pronouncements," in the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) from 2018 to 2019
	2019	2018	Amount	Percent
Net revenues	$73,564	$74,201	$(637)	(1)%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	25,733	24,607	1,126	5%
Costs of customer support	8,790	7,387	1,403	19%
Sales, general and administrative	17,521	19,854	(2,333)	(12)%
Depreciation and amortization	22,178	21,158	1,020	5%
Exit activities, restructuring and impairments	1,416	(33)	1,449	4,391%
Total operating costs and expenses	75,638	72,973	2,665	4%
(Loss) income from operations	$(2,074)	$1,228	$(3,302)	(269)%

Interest expense	$17,447	$15,604	$1,843	12%

Supplemental Schedule

	Three Months Ended March 31,		Increase (Decrease) from 2018 to 2019
	2019	2018	Amount	Percent
Revenues:
INAP US	$57,520	$57,076	$444	1%
INAP INTL	16,044	17,125	(1,081)	(6)%
Net revenues	73,564	74,201	(637)	(1)%

Cost of sales and services:
INAP US	19,558	18,005	1,553	9%
INAP INTL	6,175	6,602	(427)	(6)%
Total costs of sales and services, exclusive of depreciation and amortization	$25,733	$24,607	$1,126	5%

INAP US

Revenues for our INAP US segment increased approximately 1% to $57.5 million for the three months ended March 31, 2019, compared to $57.1 million for the same period in 2018. The increase was primarily due to additional revenue from the SingleHop acquisition.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, increased 9%, to $19.6 million for the three months ended March 31, 2019, compared to $18.0 million for the same period in 2018. The increase was primarily due to SingleHop costs, partially offset by lower space and power costs from planned data center exits and network cost savings initiatives.

INAP INTL

Revenues for our INAP INTL segment decreased 6% to $16.0 million for the three months ended March 31, 2019, compared to $17.1 million for the same period in 2018. The decrease was primarily due to a decline in the Canada cloud business that targets smaller customers offset by the addition of SingleHop.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, decreased 6%, to $6.2 million for the three months ended March 31, 2019, compared to $6.6 million for the same period in 2018. The decrease was primarily due to cost savings initiatives.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $17.4 million for the three months ended March 31, 2019, compared to $16.5 million for the same period in 2018. The increase was due predominantly to an increase in cash-based compensation as a result of the SingleHop acquisition.

Stock-based compensation, net of amount capitalized, was $0.9 million during the three months ended March 31, 2019 and 2018.

Costs of Customer Support. Costs of customer support increased to $8.8 million during the three months ended March 31, 2019 compared to $7.4 million during the same period in 2018. The increase was primarily due to the SingleHop acquisition.

Sales, General and Administrative. Sales, general and administrative costs decreased to $17.5 million during the three months ended March 31, 2019 compared to $19.9 million during the same period in 2018. The decrease was primarily due to $2.6 million of the SingleHop acquisition costs that were incurred in the first quarter of 2018.

Depreciation and Amortization. Depreciation and amortization increased to $22.2 million during the three months ended March 31, 2019 compared to $21.1 million during the same period in 2018. The increase is primarily due to the amortization of finance leased assets obtained during the prior year.

Exit activities and Restructuring. Exit activities and restructuring increased to $1.4 million during the three months ended March 31, 2019 compared to a benefit less than $0.1 million during the same period in 2018. The increase is primarily due to planned data center exits.

Interest Expense. Interest expense increased to $17.4 million during the three months ended March 31, 2019 from $15.6 million during the same period in 2018. The increase is primarily due to increased borrowings and additional interest expense related to finance leases.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. In addition, we present Adjusted EBITDA, an additional financial measure that is not prepared in accordance with GAAP (“non-GAAP”). A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure can be found below.

We define Adjusted EBITDA as GAAP net loss attributable to INAP shareholders plus depreciation and amortization, interest expense, (benefit) provision for income taxes, other expense (income), loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

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

Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is presented as we understand certain investors use it as one measure of our historical ability to service debt. Also, Adjusted EBITDA is used in our debt covenants.

Although we believe, for the foregoing reasons, that our presentation of the non-GAAP financial measure provides useful supplemental information to investors regarding our results of operations, our non-GAAP financial measure should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

The following table reconciles net loss attributable to INAP shareholders as presented in our condensed consolidated statements of operations and comprehensive loss to Adjusted EBITDA (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenues	$73,564	$74,201

Net loss attributable to INAP shareholders	$(19,644)	$(14,288)
Depreciation and amortization	22,178	21,158
Interest expense	17,447	15,604
(Benefit) provision for income taxes	(103)	100
Other expense (income)	204	(215)
Loss on disposal of property and equipment, net	528	46
Exit activities, restructuring and impairments	1,416	(33)
Stock-based compensation	890	858
Acquisition costs(1)	141	2,558
Strategic alternatives and related costs(2)	22	27
Organizational realignment costs(3)	386	240
Non-income tax contingency	150	—
Adjusted EBITDA	$23,615	$26,055

(1) On February 28, 2018, we acquired SingleHop LLC which resulted in higher acquisition costs.

(2)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, respectively.

(3)	Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity

On an ongoing basis, we require capital to fund our current operations, make acquisitions, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of March 31, 2019, we had $31.2 million of borrowing capacity under our 2017 revolving credit facility. Together with our cash and cash equivalents, the Company’s liquidity as of March 31, 2019 was $39.5 million.

As of March 31, 2019, we had a deficit of $13.8 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 Revolving Credit Facility (as defined below), will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $40.0 to $50.0 million in 2019, working capital needs and required payments on our 2017 Credit Agreement and other commitments. We continue to optimize our cost structure through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three months ended March 31, 2019, we had a net loss attributable to INAP stockholders of $19.6 million. As of March 31, 2019, our accumulated deficit was $1.4 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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

Certain portions of the refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 term loan third party costs and will be amortized over the 2017 term loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021. As of March 31, 2019, the balance and interest rate of the 2017 term loan were $415.5 million and 8.24%, respectively. The 2017 Revolving Credit Facility had no balance outstanding at March 31, 2019.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street

Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of March 31, 2019, the Company has been in compliance with all covenants.

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

Cash Flows

Operating Activities

During the three months ended March 31, 2019, net cash provided by operating activities decreased $1.4 million to $2.3 million primarily due to the changes in operating assets and liabilities. Net loss adjusted for non-cash items was $6.4 million and $8.7 million for the three months ended March 30, 2019 and 2018, respectively. We expect to use cash flows from operating activities together with our 2017 Revolving Credit Facility to fund our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.
Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $8.6 million, primarily due to capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

Financing Activities

During the three months ended March 31, 2019, net cash used by financing activities was $3.3 million, primarily due to principal payments of $2.0 million on the credit facilities and finance lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of March 31, 2019, the outstanding balance of our long-term debt was $415.5 million on the 2017 term loan.

At March 31, 2019, the interest rate on the 2017 term loan was 8.24%. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.” We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the 2017 Revolving Credit Facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the 2017 Revolving Credit Facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by approximately $4.3 million per year, assuming we do not increase our borrowings.

Foreign Currency Risk

As of March 31, 2019, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three months ended March 31, 2019, we realized a foreign currency loss of $0.2 million which we included in “Loss (gain) on foreign currency, net,” and we recorded an unrealized foreign currency translation gain of $0.2 million which we included in “Foreign currency translation adjustment,” both in the accompanying condensed consolidated statements of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted the new lease standard as discussed in Note 2, "Recent Accounting Pronouncements" and Note 4, "Leases" to the notes to condensed consolidated financial statements. As a result of our adoption of the new lease standard, we have implemented a new lease accounting system, accounting policies and processes which changed the Company's internal controls over financial reporting for lease accounting.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We believe that there have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2019	—	$—	—	—
February 1 to 28, 2019	23,287	5.80	—	—
March 1 to 31, 2019	25,551	5.12	—	—
Total	48,838	$5.44	—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Keeley, Chief Financial Officer.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2*	Section 1350 Certification, executed by James C. Keeley, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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
James C. Keeley
(Executive Vice President, Chief Financial Officer)

Date: May 9, 2019