Form 10-Q
period 2019-06-30
Internap Corp
filed 2019-08-08
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

As of August 5, 2019, 26,750,106 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

ITEM 1. FINANCIAL STATEMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$73,134	$81,962	$146,698	$156,163

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	25,949	27,331	51,682	51,938
Costs of customer support	8,726	8,841	17,516	16,228
Sales, general and administrative	15,683	19,602	33,204	39,456
Depreciation and amortization	21,955	22,712	44,133	43,870
Exit activities, restructuring and impairments	231	826	1,647	793
Total operating costs and expenses	72,544	79,312	148,182	152,285
Income (loss) from operations	590	2,650	(1,484)	3,878

Interest expense	19,218	16,739	36,665	32,343
Loss (gain) on foreign currency, net	118	26	322	(189)
Total non-operating expenses	19,336	16,765	36,987	32,154

Loss before income taxes and equity in earnings of equity-method investment	(18,746)	(14,115)	(38,471)	(28,276)
(Benefit) provision for income taxes	(211)	141	(314)	241

Net loss	(18,535)	(14,256)	(38,157)	(28,517)
Less net income attributable to non-controlling interests	20	23	42	50
Net loss attributable to INAP shareholders	(18,555)	(14,279)	(38,199)	(28,567)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(27)	61	170	122
Total other comprehensive (loss) income	(27)	61	170	122

Comprehensive loss	$(18,582)	$(14,218)	$(38,029)	$(28,445)

Basic and diluted net loss per share	$(0.78)	$(0.71)	$(1.61)	$(1.43)

Weighted average shares outstanding used in computing basic and diluted net loss per share	23,667	20,053	23,716	19,985
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,468	$17,823
Accounts receivable, net of allowance for doubtful accounts of $1,091 and $1,547, respectively	18,563	20,054
Contract assets	9,130	8,844
Term loan, less discount and prepaid costs of $4,971	614	—
Prepaid expenses and other assets	7,807	7,377
Total current assets	46,582	54,098

Property and equipment, net	223,497	478,061
Operating lease right-of-use assets	35,488	—
Finance lease right-of-use assets	229,228	—
Intangible assets, net	67,446	73,042
Goodwill	116,217	116,217
Contract assets	15,217	16,104
Deposits and other assets	7,121	7,409
Total assets	$740,796	$744,931

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$25,826	$23,435
Accrued liabilities	11,287	15,540
Deferred revenues	7,917	8,022
Capital lease obligations	—	9,080
Revolving credit facility	6,000	—
Term loan, less discount and prepaid costs of $4,036	—	321
Exit activities and restructuring liability	466	2,526
Short-term operating lease liabilities	6,584	—
Short-term finance lease liabilities	5,930	—
Other current liabilities	70	1,063
Total current liabilities	64,080	59,987

Deferred revenues	312	511
Operating lease liabilities	32,253	—
Finance lease liabilities	262,476	—
Capital lease obligations	—	262,382
Term loan, less discount and prepaid costs of $9,007 and $9,508, respectively	413,958	415,278
Deferred tax liability	1,617	2,211
Other long-term liabilities	3,633	4,505
Total liabilities	778,329	744,874
Commitments and contingencies (Refer to Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 26,770 and 25,455 shares outstanding, respectively	27	25
Additional paid-in capital	1,370,835	1,368,968
Treasury stock, at cost, 387 and 330, respectively	(7,956)	(7,646)
Accumulated deficit	(1,401,270)	(1,363,019)
Accumulated items of other comprehensive loss	(895)	(1,065)
Total INAP stockholders’ deficit	(39,259)	(2,737)
Non-controlling interests	1,726	2,794
Total stockholders’ (deficit) equity	(37,533)	57
Total liabilities and stockholders’ (deficit) equity	$740,796	$744,931
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Three and Six Months Ended June 30, 2018
Balance, December 31, 2017	20,804	$21	$1,327,084	$(7,159)	$(1,323,723)	$(1,324)	$4,069	$(1,032)
Adoption of ASC 606	—	—	—	—	24,185	—	—	24,185
Net loss	—	—	—	—	(14,261)	—	—	(14,261)
Net income attributable to non-controlling interest	—	—	—	—	(27)	—	27	—
Foreign currency translation	—	—	—	—	—	61	—	61
INAP Japan	—	—	—	—	—	—	(990)	(990)
Common stock issuance	343	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(20)	—	—	(270)	—	—	—	(270)
Stock-based compensation	—	—	869	—	—	—	—	869
Proceeds from exercise of stock options, net	4	—	32	—	—	—	—	32
Balance, March 31, 2018	21,131	21	1,327,985	(7,429)	(1,313,826)	(1,263)	3,106	8,594
Adoption of ASC 606	—	—	—	—	(981)	—	—	(981)
Net loss	—	—	—	—	(14,256)	—	—	(14,256)
Net income attributable to non-controlling interest	—	—	—	—	(23)	—	23	—
Foreign currency translation	—	—	—	—	—	61	—	61
INAP Japan	—	—	—	—	—	—	(205)	(205)
Common stock issuance	104	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(16)	—	—	(201)	—	—	—	(201)
Stock-based compensation	—	—	1,382	—	—	—	—	1,382
Proceeds from exercise of stock options, net	—	—	1	—	—	—	—	1
Balance, June 30, 2018	21,219	$21	$1,329,368	$(7,630)	$(1,329,086)	$(1,202)	$2,924	$(5,605)

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Three and Six Months Ended June 30, 2019
Balance, December 31, 2018	25,455	$25	$1,368,968	$(7,646)	$(1,363,019)	$(1,065)	$2,794	$57
Adoption of ASC 842	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	(19,622)	—	—	(19,622)
Net income attributable to non-controlling interest	—	—	—	—	(22)	—	22	—
Foreign currency translation	—	—	—	—	—	197	—	197
INAP Japan	—	—	—	—	—	—	(1,133)	(1,133)
Common stock issuance	1,339	2	(43)	—	—	—	—	(41)
Employee taxes paid on withholding shares	(48)	—	—	(268)	—	—	—	(268)
Stock-based compensation	—	—	890	—	—	—	—	890
Balance, March 31, 2019	26,746	27	1,369,815	(7,914)	(1,382,715)	(868)	1,683	(19,972)
Adoption of ASC 842	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(18,535)	—	—	(18,535)
Net income attributable to non-controlling interest	—	—	—	—	(20)	—	20	—
Foreign currency translation	—	—	—	—	—	(27)	—	(27)
INAP Japan	—	—	—	—	—	—	23	23
Common stock issuance	33	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(9)	—	—	(42)	—	—	—	(42)
Stock-based compensation	—	—	1,020	—	—	—	—	1,020
Balance, June 30, 2019	26,770	$27	$1,370,835	$(7,956)	$(1,401,270)	$(895)	$1,726	$(37,533)

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(38,157)	$(28,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,133	43,870
Loss (gain) on disposal of fixed asset	481	(29)
Amortization of debt discount and issuance costs	2,546	1,712
Stock-based compensation expense, net of capitalized amount	1,901	2,232
Provision for doubtful accounts	380	604
Non-cash change in finance lease liabilities	3,520	(371)
Non-cash change in exit activities and restructuring liability	1,405	1,112
Non-cash change in deferred rent	—	(559)
Deferred taxes	(612)	60
Accreted interest	357	—
Other, net	(81)	3
Changes in operating assets and liabilities:
Accounts receivable	1,210	(2,165)
Prepaid expenses, deposits and other assets	298	(4,073)
Operating lease right-of-use assets	2,151	—
Accounts payable	3,375	6,939
Accrued and other liabilities	(3,146)	(585)
Deferred revenues	(323)	1,249
Exit activities and restructuring liability	(3,540)	(2,676)
Short and long-term operating lease liabilities	(1,964)	—
Asset retirement obligation	147	(188)
Other liabilities	—	(85)
Net cash provided by operating activities	14,081	18,533

Cash Flows from Investing Activities:
Purchases of property and equipment	(15,642)	(16,102)
Proceeds from disposal of property and equipment	100	541
Business acquisition, net of cash acquired	—	(131,748)
Additions to acquired and developed technology	(817)	(1,340)
Net cash used in investing activities	(16,359)	(148,649)

Cash Flows from Financing Activities:
Proceeds from credit agreements	6,000	146,000
Principal payments on credit agreements	(2,178)	(2,178)
Debt issuance costs	(2,815)	(7,696)
Payments on finance lease liabilities	(4,696)	(4,424)
Acquisition of non-controlling interests	(973)	(1,130)
Proceeds from exercise of stock options	—	(108)
Acquisition of common stock for income tax withholdings	(310)	(471)
Other, net	50	264
Net cash (used in) provided by in financing activities	(4,922)	130,257
Effect of exchange rates on cash and cash equivalents	(155)	(5)
Net (decrease) increase in cash and cash equivalents	(7,355)	136
Cash and cash equivalents at beginning of period	17,823	14,603
Cash and cash equivalents at end of period	$10,468	$14,739

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,859	$29,965
Additions to property and equipment included in accounts payable	1,268	4,023

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation (“we,” “us,” “our,” “INAP,” or “the Company”) is a leading-edge provider of high-performance data center and cloud solutions with over 100 network Points of Presence (“POP”) worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging start-ups. INAP operates 21 metropolitan markets, primarily in North America, with data centers connected by a low-latency, high-capacity fiber network. INAP has over one million gross square feet in its portfolio, with approximately 600,000 square feet of sellable data center space.

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

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. The accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of June 30, 2019 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2018 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the 2019 fiscal year or any future periods.

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

The adjustments to the Company’s previously issued quarterly financial statements for the three and six months ended June 30, 2018 are as follows (in thousands):

	Three and Six Months Ended June 30, 2018
	As reported	Adjustments	As adjusted

Costs of sales and services, exclusive of depreciation and amortization - QTD	$27,976	$(645)	$27,331
Costs of sales and services, exclusive of depreciation and amortization - YTD	53,013	(1,075)	51,938
Depreciation and amortization - QTD	22,590	122	22,712
Depreciation and amortization - YTD	43,667	203	43,870
Interest expense - QTD	15,860	879	16,739
Interest expense - YTD	30,887	1,456	32,343
Net loss attributable to INAP shareholders - QTD	(13,923)	(356)	(14,279)
Net loss attributable to INAP shareholders - YTD	(27,983)	(584)	(28,567)
Property and equipment, net	452,958	10,315	463,273
Total assets	724,707	10,315	735,022
Capital lease obligations - non-current	220,721	10,855	231,576
Total liabilities	729,728	10,855	740,583
Accumulated deficit	(1,328,502)	(584)	(1,329,086)
Total stockholders' (deficit) equity	$(5,021)	$(584)	$(5,605)

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which states that a lessee should recognize the assets and liabilities that arise from leases. The standard has since been modified with several ASUs (collectively, the "new lease standard"). The new lease standard is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. The Company adopted the new lease standard on January 1, 2019, the beginning of fiscal 2019. Prior periods presented in our condensed consolidated financial statements continue to be presented in accordance with the former lease standard, Topic 840, Leases.

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

3.    REVENUES

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month as our performance obligations are fulfilled. We recorded installation fees as deferred revenue and recognized the revenue ratably over the estimated customer life.

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

The transaction price reflects INAP’s expectations about the consideration it will be entitled to receive from the customer. The Company considers the terms of the contract and its customary business practices to determine the transaction price. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. After contract inception, the transaction price can change for various reasons, including the resolution of uncertain events or other changes in circumstances that change the amount of consideration to which INAP expects to be entitled in exchange for the promised goods or services. Once the separate performance obligations are identified and the transaction price has been determined, the Company allocates the transaction price to the performance obligations in proportion to their standalone selling price ("SSP"). When allocating on a relative SSP basis, any discount within the contract generally is allocated proportionately to all of the performance obligations in the contract.

To allocate the transaction price on a relative SSP basis, the Company first determines the SSP of the distinct good or service underlying each performance obligation. It is the price at which the Company would sell a good or service on a standalone (or separate) basis at contract inception. The observable price of a good or service sold separately provides the best evidence of SSP. If a SSP is not directly observable, the Company would estimate the SSP. The Company will be able to consider its facts and circumstances in order to determine how frequently it will need to update the estimates. If the information used to estimate the SSP for similar transactions has not changed, the Company can determine that it is reasonable to use the previously determined SSP.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP's service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation based on its relative SSP.

The SSP is determined based on observable price. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, INAP determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

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

Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $24.3 million and $24.9 million at June 30, 2019 and December 31, 2018, respectively. Capitalized commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the three months ended June 30, 2019 and June 30, 2018, amortization recognized was $2.4 million for both years. For the six months ended June 30, 2019 and June 30, 2018, amortization recognized was $4.8 million and $4.7 million, respectively. There was no impairment loss recorded on capitalized contract costs for the three and six months ended June 30, 2019 and June 30, 2018.

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

The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into as follows (in thousands):

	Current	Non-current
Balance at December 31, 2018	$8,844	$16,104
Deferred customer acquisition costs incurred in the period	862	3,353
Amounts recognized as expense in the period	(4,816)	—
Reclassification between short-term and long-term	4,240	(4,240)
Balance at June 30, 2019	$9,130	$15,217

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

Significant changes in the deferred revenues balance (current and noncurrent) during the period are as follows (in thousands):

Balance - December 31, 2018	$8,533
Revenue recognized that was included in the deferred revenue balance at December 31, 2018	(5,300)
Increases due to cash received, excluding amounts recognized as revenue during the period	4,996
Balance - June 30, 2019	$8,229

Revenues recognized during the three and six months ended June 30, 2019 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

In accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in this note and Note 11, “Operating Segments,” the Company business consists of INAP US and INAP INTL colocation, cloud and network services. The following table presents disaggregated revenues by category as follows (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$27,557	$1,457	$30,866	$1,459
Network services	11,414	2,678	13,563	2,792
Cloud	18,490	11,538	19,638	13,644
	$57,461	$15,673	$64,067	$17,895

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$54,911	$2,892	$61,802	$2,977
Network services	23,156	5,452	27,382	5,763
Cloud	36,914	23,373	31,958	26,281
	$114,981	$31,717	$121,142	$35,021

Revenue by geography is as follows (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$58,461	$—	$65,168	$—
Canada	—	8,084	—	9,549
Other countries	—	6,589	—	7,245
	$58,461	$14,673	$65,168	$16,794

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$117,025	$—	$123,319	$—
Canada	—	16,027	—	18,659
Other countries	—	13,646	—	14,185
	$117,025	$29,673	$123,319	$32,844

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

Lease related costs for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$4,131	$8,523
Interest on lease liabilities	7,325	14,575
Finance lease cost	$11,456	$23,098

Operating lease cost	$1,932	$3,697
Short-term lease cost	879	2,369
Total lease cost	$14,267	$29,164

Other information related to leases as of June 30, 2019 is as follows (in thousands, except lease term and rate):

	Operating Leases	Finance Leases
Right-of-use assets	$35,488	$229,228
Lease liabilities	38,837	268,406

Weighted-average remaining lease term (years)	5.46	19.26
Weighted-average discount rate	7.24%	13.79%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2019 (in thousands):

Operating Leases
Operating cash paid to settle operating lease liabilities	$3,660

Right-of-use assets obtained in exchange for lease liabilities	921

Finance Leases
Operating cash paid for interest	$11,171

Right-of-use assets obtained in exchange for lease liabilities	18

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$4,527	$16,416
2020	9,089	33,106
2021	9,114	34,933
2022	8,534	33,676
2023	7,549	32,916
Thereafter	8,737	631,020
Total undiscounted lease payments	$47,550	$782,067
Less: Imputed interest	8,713	513,661
Total lease liabilities	$38,837	$268,406

As of June 30, 2019, we did not have additional operating and finance leases that have not yet commenced.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Revenues	$81,962	$164,288
Net loss	(14,256)	$(29,718)
Basic and diluted net loss per share	(0.71)	$(1.48)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,053	19,985

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2019
Available-for-sale securities	$—	$2,381	$—	$2,381
Asset retirement obligations(1)	—	—	2,237	2,237

December 31, 2018
Available-for-sale securities	$—	$2,309	$—	$2,309
Asset retirement obligations(1)	—	—	2,090	2,090

(1)
We calculated the fair value of asset retirement obligations by discounting the estimated amount using the current Treasury bill rate adjusted for our credit risk. At June 30, 2019 and December 31, 2018, the balances are included in “Other long-term liabilities,” in the accompanying condensed consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the three months ended June 30, 2019 (in thousands):

2019
Balance, January 1, 2019	$2,090
Accretion	147
Payments	—
Balance, June 30, 2019	$2,237

As of June 30, 2019, the Company held $2.4 million of available-for-sale debt securities which are reported at fair value on the Company's condensed consolidated balance sheets in "Deposits and other assets." Unrealized holding gains and losses are reported within accumulated other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. A decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

The fair values of our Level 2 available-for-sale debt securities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	June 30, 2019
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,221	$127	$(57)	$2,291
Japanese Government Bonds	88	4	(2)	90
Total Bonds	$2,309	$131	$(59)	$2,381

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,184	$144	$(107)	$2,221
Japanese Government Bonds	87	5	(4)	88
Total Bonds	$2,271	$149	$(111)	$2,309

The fair values of our Level 2 debt liabilities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$427,322	$376,043	$429,143	$428,071
Revolving credit facility	6,000	5,280	—	—

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

Interim Testing
During the second quarter of 2019, the Company identified a significant decrease in its share price which was considered an impairment indicator. As a result, the Company performed a goodwill impairment test as of June 1, 2019. The Company determined after performing the fair value analysis, which was based on the discounted cash flow method, that all reporting units' fair values were in excess of its carrying value and therefore no impairment of goodwill exists. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin or lowering long-term growth rate, could result in a future impairment.

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

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 term loan third party costs and will be amortized over the 2017 term loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 term loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021. As of June 30, 2019, the outstanding balance of the 2017 term loan and the 2017 Revolving Credit Facility was $413.3 million and $6.0 million, respectively. The interest rate on the 2017 term loan and the 2017 Revolving Credit Facility as of June 30, 2019 was 9.40% and 11.50%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 Revolving Credit Facility is 6.00% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 7.00% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of June 30, 2019, the Company has been in compliance with all covenants.

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

Fourth Amendment

On April 9, 2018, the Company entered into the Fourth Amendment to the 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fourth Amendment"). The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%. This transaction was considered a modification.

A total of $1.7 million was paid for debt issuance costs related to the Fourth Amendment. Of the $1.7 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $1.6 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fifth Amendment
On August 28, 2018, the Company entered into the Fifth Amendment to the 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Fifth Amendment”).  The Fifth Amendment amended the 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.
Sixth Amendment
On May 8, 2019, the Company entered into the Sixth Amendment to the 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Sixth Amendment”). The Sixth Amendment (i) adjusted the applicable interest rates under the 2017 Credit Agreement, (ii) modified the maximum Total Net Leverage Ratio requirements and the minimum Consolidated Interest Coverage Ratio requirements and (iii) modified certain other covenants.

Pursuant to the Sixth Amendment, the applicable margin for adjusted base rate term loans was increased from 4.75% per annum to 5.25% per annum and for Eurodollar term loans was increased from 5.75% per annum to 6.25% per annum, with such interest payable in cash, and in addition such term loans bear interest payable in kind at the rate of 0.75% per annum.

The Sixth Amendment also made the following modifications:

•	An additional basket of $500,000 for finance lease obligations.

•	The maximum amount of permitted asset dispositions was decreased from $150,000,000 to $50,000,000.

•
The amount of net cash proceeds from asset sales that may be reinvested is limited to $2,500,000 in any fiscal year of the Company, with net cash proceeds that are not so reinvested used to prepay loans under the Credit Agreement.

•	The restricted payment basket was decreased from $5,000,000 to $1,000,000.

The maximum total leverage ratio increases to 6.80 to 1 as of June 30, 2019, 6.90 to 1 as of September 30, 2019 - December 31, 2019, decreases to 6.75 to 1 as of March 31, 2020, 6.25 to 1 as of June 30, 2020, 6.00 to 1 as of September 30, 2020, 5.75 to 1

as of December 31, 2020, 5.50 to 1 as of March 2021, 5.00 to 1 as of June 30, 2021 and 4.50 to 1 as of September 30, 2021 and thereafter.

The minimum consolidated interest coverage ratio decreases to 1.75 to 1 as of June 30, 2019, 1.70 to 1 as of September 30, 2019 - March 31, 2020, increases to 1.80 to 1 as of June 30, 2020, 1.85 to 1 as of September 2020 and 2.00 to 1 as of December 31, 2020 and thereafter. This transaction was considered a modification.
A total of $2.9 million was paid for debt issuance costs related to the Sixth Amendment. Of the $2.9 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $2.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.
9.    EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During 2019 and 2018, we recorded exit activity charges due to ceasing use of office space. We include initial charges and plan adjustments in “Exit activities, restructuring and impairments” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018.

The following table displays the transactions and balances for exit activities and restructuring charges during the six months ended June 30, 2019 and 2018 (in thousands). Our real estate and severance obligations are substantially related to our INAP US segment.

	Balance				Balance
	December 31, 2018	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2019
Activity for 2019 restructuring charge:
Real estate obligations	$—	$1,252	$(133)	$(973)	$146
Activity for 2018 restructuring charge:
Real estate obligations	1,922	$96	$83	$(2,011)	90
Activity for 2017 restructuring charge:
Real estate obligations	100	—	—	(91)	9
Activity for 2016 restructuring charge:
Real estate obligations	125	—	21	(80)	66
Activity for 2015 restructuring charge:
Real estate obligation	27	—	13	(26)	14
Service contracts	221	—	19	(99)	141
Activity for 2014 restructuring charge:
Real estate obligation	206	—	54	(260)	—
	$2,601	$1,348	$57	$(3,540)	$466

	Balance				Balance
	December 31, 2017	Initial Charges	Plan Adjustments	Cash Payments	June 30, 2018
Activity for 2018 restructuring charge:
Real estate obligations	$—	$741	$45	$(163)	$623
Activity for 2017 restructuring charge:
Real estate obligations	3,380	—	143	(1,896)	1,627
Activity for 2016 restructuring charge:
Severance	46	—	34	(34)	46
Real estate obligations	247	—	14	(77)	184
Activity for 2015 restructuring charge:
Real estate obligation	64	—	9	(28)	45
Service contracts	388	—	14	(99)	303
Activity for 2014 restructuring charge:
Real estate obligation	691	—	112	(379)	424
	$4,816	$741	$371	$(2,676)	$3,252

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

The following table provides segment results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
INAP US	$57,461	$64,067	$114,981	$121,142
INAP INTL	15,673	17,895	31,717	35,021
Net revenues	73,134	81,962	146,698	156,163

Cost of sales and services, customer support and sales and marketing:
INAP US	31,976	34,228	64,860	64,335
INAP INTL	10,049	11,872	19,744	23,005
Total costs of sales and services, customer support and sales and marketing	42,025	46,100	84,604	87,340
				.
Segment profit:
INAP US	25,485	29,839	50,121	56,808
INAP INTL	5,624	6,023	11,973	12,015
Total segment profit	31,109	35,862	62,094	68,823

Exit activities, restructuring and impairments	231	826	1,647	793
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	30,288	32,386	61,931	64,152
Income (loss) from operations	590	2,650	(1,484)	3,878
Non-operating expenses	19,336	16,765	36,987	32,154
Loss before income taxes and equity in earnings of equity-method investment	$(18,746)	$(14,115)	$(38,471)	$(28,276)

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

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(18,535)	$(14,256)	$(38,157)	$(28,517)
Less net income attributable to non-controlling interests	20	23	42	50
Net loss attributable to common stock	$(18,555)	$(14,279)	$(38,199)	$(28,567)
Weighted average shares outstanding, basic and diluted	23,667	20,053	23,716	19,985
Net loss per share, basic and diluted	$(0.78)	$(0.71)	$(1.61)	$(1.43)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	2,244	1,345	2,244	1,345

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

Forward-Looking Statements
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth, availability of capital resources and liquidity and other matters that do not relate strictly to historical facts. These statements are often identified by words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects,""projects," "forecasts," "plans," "intends," "continue," "could" or "should," that an "opportunity" exists, that we are "positioned" for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information available at the time such statements are made. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.

Therefore, actual future results and trends may differ materially from what is forecast in such forward-looking statements due to a variety of factors, including, without limitation: our ability to drive growth while reducing costs; our ability to maintain current customers and obtain new ones, whether in a cost-effective manner or at all; the robustness of the IT infrastructure services market; our ability to achieve or sustain profitability; our ability to expand margins and drive higher returns on investment; our ability to sell into new and existing data center space; the actual performance of our IT infrastructure services and our ability to improve operations; our ability to correctly forecast capital needs, demand and space utilization; our ability to respond successfully to technological change and the resulting competition; the geographic concentration of our data centers in certain markets and any adverse developments in local economic conditions or the demand for data center space in these markets; the uncertainty as to whether any strategic alternative will be pursued or, if pursued, closed; uncertainty as to the terms, value and timing of any such strategic alternative; the impact of the announcement of the evaluation of strategic alternatives on INAP’s common stock, its businesses, and its operating results; our ability to realize anticipated revenue, growth, synergies and cost savings from the acquisition of SingleHop LLC ("SingleHop"); the availability of services from Internet network service providers or network service providers providing network access loops and local loops on favorable terms, or at all; the failure of third party suppliers to deliver their products and services on favorable terms, or at all; failures in our network operations centers, data centers, network access points or computer systems; our ability to provide or improve Internet infrastructure services to our customers; our ability to protect our intellectual property; our substantial amount of indebtedness, our ability to raise additional capital when needed, on attractive terms, or at all, and our ability to service existing debt or maintain compliance with financial and other covenants contained in our credit agreement; our compliance with and changes in complex laws and regulations in the U.S. and internationally; our ability to attract and retain qualified management and other personnel; and volatility in the trading price of INAP common stock.

These risks and other important factors discussed under the caption "Risk Factors" in our most recent Annual Report on Form 10-K filed with the SEC and our other reports filed with the SEC could cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Form 10-Q.

Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements attributable to INAP or persons acting on our behalf are expressly qualified in their entirety by the foregoing forward-looking statements. All such statements speak only as of the date made, and INAP undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

INAP is a leading-edge provider of high-performance data center and cloud solutions with over 100 network Points of Presence ("POP") worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging startups. INAP operates in 21 metropolitan markets, primarily in North America, with data centers connected by a low-latency, high-capacity fiber network. INAP has over one million gross square feet in its portfolio, with approximately 600,000 square feet of sellable data center space.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2, "Recent Accounting Pronouncements," in the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) from 2018 to 2019
	2019	2018	Amount	Percent
Net revenues	$73,134	$81,962	$(8,828)	(11)%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	25,949	27,331	(1,382)	(5)%
Costs of customer support	8,726	8,841	(115)	(1)%
Sales, general and administrative	15,683	19,602	(3,919)	(20)%
Depreciation and amortization	21,955	22,712	(757)	(3)%
Exit activities, restructuring and impairments	231	826	(595)	(72)%
Total operating costs and expenses	72,544	79,312	(6,768)	(9)%
Income (loss) from operations	$590	$2,650	$(2,060)	(78)%

Interest expense	$19,218	$16,739	$2,479	15%

Supplemental Schedule

	Three Months Ended June 30,		Decrease from 2018 to 2019
	2019	2018	Amount	Percent
Revenues:
INAP US	57,461	64,067	$(6,606)	(10)%
INAP INTL	15,673	17,895	(2,222)	(12)%
Net revenues	73,134	81,962	(8,828)	(11)%

Cost of sales and services:
INAP US	19,439	20,191	(752)	(4)%
INAP INTL	6,510	7,140	(630)	(9)%
Total costs of sales and services, exclusive of depreciation and amortization	$25,949	$27,331	$(1,382)	(5)%

INAP US

Revenues for our INAP US segment decreased approximately 10% to $57.5 million for the three months ended June 30, 2019, compared to $64.1 million for the same period in 2018. The decrease was primarily due to planned data center exits and churn from several large customers in 2018 offset by a global transfer pricing adjustment between segments.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, decreased 4%, to $19.4 million for the three months ended June 30, 2019, compared to $20.2 million for the same period in 2018. The decrease was primarily due to cost savings initiatives beginning in the first quarter of 2019.

INAP INTL

Revenues for our INAP INTL segment decreased 12% to $15.7 million for the three months ended June 30, 2019, compared to $17.9 million for the same period in 2018. The decrease was primarily due to churn from iWeb legacy products.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, decreased 9%, to $6.5 million for the three months ended June 30, 2019, compared to $7.1 million for the same period in 2018. The change was primarily due to cost savings initiatives.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $16.2 million for the three months ended June 30, 2019, compared to $18.0 million for the same period in 2018. The decrease was due to cost savings initiatives.

Stock-based compensation, net of amount capitalized, decreased $0.4 million to $1.0 million during the three months ended June 30, 2019 compared to $1.4 million during the same period in 2018 primarily due to fewer employees receiving equity grants in the current quarter and cost savings initiatives.

Costs of Customer Support. Costs of customer support decreased slightly to $8.7 million for the three months ended June 30, 2019 compared to $8.8 million during the same period in 2018.

Sales, General and Administrative. Sales, general and administrative costs decreased to $15.7 million during the three months ended June 30, 2019 compared to $19.6 million during the same period in 2018. The decrease was primarily due to reduction in commission expense and wages due to cost savings initiatives.

Depreciation and Amortization. Depreciation and amortization decreased to $22.0 million during the three months ended June 30, 2019 compared to $22.7 million during the same period in 2018. The decrease is primarily due to lower capital expenditures and continued use of depreciated assets.

Exit activities and Restructuring. Exit activities and restructuring decreased to $0.2 million during the three months ended June 30, 2019 compared to $0.8 million during the same period in 2018. The decrease is primarily due to no additional planned data center exits in the current quarter.

Interest Expense. Interest expense increased to $19.2 million during the three months ended June 30, 2019 from $16.7 million during the same period in 2018. The increase is primarily due to higher interest on the 2017 term loan due to increased interest rates and additional interest expense related to finance leases.

Six Months Ended June 30, 2019 and 2018

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease) from 2018 to 2019
	2019	2018	Amount	Percent

Net revenues	$146,698	$156,163	$(9,465)	(6)%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	51,682	51,938	(256)	—%
Costs of customer support	17,516	16,228	1,288	8%
Sales, general and administrative	33,204	39,456	(6,252)	(16)%
Depreciation and amortization	44,133	43,870	263	1%
Exit activities, restructuring and impairments	1,647	793	854	108%
Total operating costs and expenses	148,182	152,285	(4,103)	(3)%
(Loss) income from operations	$(1,484)	$3,878	$(5,362)	(138)%

Interest expense	$36,665	$32,343	$4,322	13%

Supplemental Schedule

	Six Months Ended June 30,		Increase (Decrease) from 2018 to 2019
	2019	2018	Amount	Percent
Revenues:
INAP US	$114,981	$121,142	$(6,161)	(5)%
INAP INTL	31,717	35,021	(3,304)	(9)%
Net revenues	146,698	156,163	(9,465)	(6)%

Cost of sales and services:
INAP US	38,997	38,196	801	2%
INAP INTL	12,685	13,742	(1,057)	(8)%
Total costs of sales and services, exclusive of depreciation and amortization	$51,682	$51,938	$(256)	—%

INAP US

Revenues for our INAP US segment decreased 5% to $115.0 million for the six months ended June 30, 2019, compared to $121.1 million for the same period in 2018. The decrease in revenue is primarily due to planned data center exits and churn from several larger customers in 2018, offset by the addition of SingleHop.

Direct costs of our INAP US segment, exclusive of depreciation and amortization, increased 2%, to $39.0 million for the six months ended June 30, 2019, compared to $38.2 million for the same period in 2018. The increase was primarily due to SingleHop costs, partially offset by lower space and power costs from planned data center exits and cost savings initiatives beginning in the first quarter of 2019.

INAP INTL

Revenues for our INAP INTL segment decreased 9% to $31.7 million for the six months ended June 30, 2019, compared to $35.0 million for the same period in 2018. The decrease was primarily due to churn from iWeb legacy products, offset by the addition of SingleHop.

Direct costs of our INAP INTL segment, exclusive of depreciation and amortization, decreased 8%, to $12.7 million for the six months ended June 30, 2019, compared to $13.7 million for the same period in 2018. The decrease was primarily due to cost savings initiatives.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $33.6 million for the six months ended June 30, 2019, compared to $34.6 million for the same period in 2018. The change was primarily due to cost savings initiatives.

Stock-based compensation, net of amount capitalized, decreased to $1.9 million during the six months ended June 30, 2019, from $2.3 million during the same period in 2018. The decrease is due to fewer employees receiving equity grants this year and cost savings initiatives.

Costs of Customer Support. Costs of customer support increased to $17.5 million during the six months ended June 30, 2019 compared to $16.2 million during the same period in 2018. The increase was primarily due to the SingleHop acquisition.

Sales, General and Administrative. Sales, general and administrative costs decreased to $33.2 million during the six months ended June 30, 2019 compared to $39.5 million during the same period in 2018. The decrease was primarily due to cost savings initiatives, and SingleHop acquisition costs of $2.9 million and $0.8 million of a non-income tax settlement that did not occur in the current year.

Depreciation and Amortization. Depreciation and amortization increased to $44.1 million during the six months ended June 30, 2019 compared to $43.9 million during the same period in 2018. The increase is primarily due to depreciation on the capital leased assets INAP obtained during the last half of 2018.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $1.6 million during the six months ended June 30, 2019 compared to $0.8 million of expense during the same period in 2018. The increase is primarily due to planned data center exits in the first quarter of 2019.

Interest Expense. Interest expense increased to $36.7 million during the six months ended June 30, 2019 from $32.3 million during the same period in 2018. The increase is primarily due to increased borrowings and additional interest expense related to finance leases.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. In addition, we present Adjusted EBITDA, an additional financial measure that is not prepared in accordance with GAAP (“non-GAAP”). A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure can be found below.

We define Adjusted EBITDA as GAAP net loss attributable to INAP shareholders plus depreciation and amortization, interest expense, (benefit) provision for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

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

The following table reconciles net loss attributable to INAP shareholders as presented in our condensed consolidated statements of operations and comprehensive loss to Adjusted EBITDA (non-GAAP) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$73,134	$81,962	$146,698	$156,163

Net loss attributable to INAP shareholders	$(18,555)	$(14,279)	$(38,199)	$(28,567)
Depreciation and amortization	21,955	22,712	44,133	43,870
Interest expense	19,218	16,739	36,665	32,343
(Benefit) provision for income taxes	(211)	141	(314)	241
Other expense (income)	118	31	322	(184)
(Gain) loss on disposal of property and equipment, net	—	(75)	528	(29)
Exit activities, restructuring and impairments	231	826	1,647	793
Stock-based compensation	1,011	1,374	1,901	2,232
Acquisition costs(1)	163	306	304	2,864
Strategic alternatives and related costs(2)	20	23	42	50
Organizational realignment costs(3)	470	431	856	671
Non-income tax contingency	—	800	150	800
Adjusted EBITDA	$24,420	$29,029	$48,035	$55,084

(1) On February 28, 2018, we acquired SingleHop LLC which resulted in higher acquisition costs for the three and six months ended June 30, 2018.

(2)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018.

(3)	Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Liquidity

On an ongoing basis, we require capital to fund our current operations, make acquisitions, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of June 30, 2019, we had $25.2 million of borrowing capacity under our 2017 Revolving Credit Facility. Together with our cash and cash equivalents, the Company’s liquidity as of June 30, 2019 was $35.7 million.

As of June 30, 2019, we had a deficit of $17.5 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 Revolving Credit Facility (as defined below), will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $25.0 to $30.0 million in 2019, working capital needs and required payments on our 2017 Credit Agreement and other commitments. We continue to optimize our cost structure through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcounts and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

We have a history of quarterly and annual period net losses. During the three and six months ended June 30, 2019, we had a net loss attributable to INAP stockholders of $18.6 million and $38.2 million, respectively. As of June 30, 2019, our accumulated deficit was $1.4 billion. We may not be able to achieve profitability on a quarterly basis, and our failure to do so may adversely affect our business, including our ability to raise additional funds.

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
As of June 30, 2019, the outstanding balance of the 2017 term loan and the 2017 Revolving Credit Facility was $413.3 million and $6.0 million, respectively. The interest rate on the 2017 term loan and the 2017 Revolving Credit Facility as of June 30, 2019 was 9.40% and 11.50%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 revolving credit facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 term loan is 4.75% for Base Rate Loans and 5.75% for adjusted

LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of June 30, 2019, the Company has been in compliance with all covenants.

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

Fourth Amendment

On April 9, 2018, the Company entered into the Fourth Amendment to the 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fourth Amendment"). The Fourth Amendment amends the 2017 Credit Agreement to lower the interest rate margins applicable to the outstanding term loans under the 2017 Credit Agreement by 1.25%. This transaction was considered a modification.

A total of $1.7 million was paid for debt issuance costs related to the Fourth Amendment. Of the $1.7 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $1.6 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Fifth Amendment
On August 28, 2018, the Company entered into the Fifth Amendment to the 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the "Fifth Amendment"). The Fifth Amendment amended the 2017 Credit Agreement by increasing the aggregate revolving commitment capacity by $10.0 million to $35.0 million.

Sixth Amendment
On May 8, 2019, the Company entered into the Sixth Amendment to the 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Sixth Amendment”). The Sixth Amendment (i) adjusted the applicable interest rates under the 2017 Credit Agreement, (ii) modified the maximum Total Net Leverage Ratio requirements and the minimum Consolidated Interest Coverage Ratio requirements and (iii) modified certain other covenants.

Pursuant to the Sixth Amendment, the applicable margin for adjusted base rate term loans was increased from 4.75% per annum to 5.25% per annum and for Eurodollar term loans was increased from 5.75% per annum to 6.25% per annum, with such interest payable in cash, and in addition such term loans bear interest payable in kind at the rate of 0.75% per annum.

The Sixth Amendment also made the following modifications:

•	An additional basket of $500,000 for finance lease obligations.

•	The maximum amount of permitted asset dispositions was decreased from $150,000,000 to $50,000,000.

•
The amount of net cash proceeds from asset sales that may be reinvested is limited to $2,500,000 in any fiscal year of the Company, with net cash proceeds that are not so reinvested used to prepay loans under the Credit Agreement.

•	The restricted payment basket was decreased from $5,000,000 to $1,000,000.

The maximum total leverage ratio increases to 6.80 to 1 as of June 30, 2019, 6.90 to 1 as of September 30, 2019 - December 31, 2019, decreases to 6.75 to 1 as of March 31, 2020, 6.25 to 1 as of June 30, 2020, 6.00 to 1 as of September 30, 2020, 5.75 to 1 as of December 31, 2020, 5.50 to 1 as of March 2021, 5.00 to 1 as of June 30, 2021 and 4.50 to 1 as of September 30, 2021 and thereafter.

The minimum consolidated interest coverage ratio decreases to 1.75 to 1 as of June 30, 2019, 1.70 to 1 as of September 30, 2019 - March 31, 2020, increases to 1.80 to 1 as of June 30, 2020, 1.85 to 1 as of September 2020 and 2.00 to 1 as of December 31, 2020 and thereafter. This transaction was considered a modification.
A total of $2.9 million was paid for debt issuance costs related to the Sixth Amendment. Of the $2.9 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $2.8 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.
Cash Flows

Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities decreased $4.5 million to $14.1 million primarily due to the changes in operating assets and liabilities. Net loss adjusted for non-cash items was $15.9 million and $20.1 million for the six months ended June 30, 2019 and 2018, respectively. We expect to use cash flows from operating activities together with our 2017 Revolving Credit Facility to fund our capital expenditures and other requirements and to meet our other commitments and obligations, including outstanding debt.
Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $16.4 million, primarily due to capital expenditures related to the continued expansion and upgrade of our data centers and network infrastructure.

Financing Activities

During the six months ended June 30, 2019, net cash used in financing activities was $4.9 million, primarily due to principal payments of $6.9 million on the credit facilities and finance lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of June 30, 2019, the outstanding balance of our long-term debt was $413.3 million on the 2017 term loan and $6.0 million on the 2017 Revolving Credit Facility.

At June 30, 2019, the interest rate on the 2017 term loan and 2017 Revolving Credit Facility was 9.40% and 11.50%, respectively. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.” We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the 2017 Revolving Credit Facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the 2017 Revolving Credit Facility.

We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by approximately $4.3 million per year, assuming we do not increase our borrowings.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At June 30, 2019, the Company does have contracts that are indexed to LIBOR, including the Credit Agreement, and continues to monitor this activity and evaluate the related risks.

Foreign Currency Risk

As of June 30, 2019, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and six months ended June 30, 2019, we realized a foreign currency loss of $0.1 million and $0.3 million, respectively, which we included in “Loss (gain) on foreign currency, net,” and we recorded an unrealized foreign currency translation loss of less than $0.1 million and a gain of $0.2 million, respectively, which we included in “Foreign currency translation adjustment,” both in the accompanying condensed consolidated statements of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2019	7,918	$4.61	—	—
May 1 to 31, 2019	295	3.27	—	—
June 1 to 30, 2019	1,266	2.76	—	—
Total	9,479		—	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 6, 2019).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 6, 2019).

10.1+
Cash Award Agreement, dated as of April 8, 2019, by and between Peter D. Aquino and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 9, 2019).

10.2
Sixth Amendment to Credit Agreement, dated as of May 8, 2019, among Internap Corporation, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 9, 2019).

10.3+#	Release Agreement, dated May 31, 2019, by and between the Company and Joanna Lanni

10.4+
Amendment No. 3 to Employment Agreement, dated June 18, 2019, by and between Peter D. Aquino and Internap Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report, filed on June 18, 2019)

10.5+#	Amended and Restated Internap Corporation 2017 Stock Incentive Plan

10.6+#	Amended and Restated Internap Corporation 2014 Stock Incentive Plan

10.7+#	Form of Stock Grant Certificate for Restricted Stock Granted to U.S. Employees (under the Amended and Restated 2017 Stock Incentive Plan)

10.8+#	Form of Stock Grant Certificate for Restricted Stock Granted to Canadian Employees (under the Amended and Restated 2017 Stock Incentive Plan)

10.9+#	Form of Stock Grant Certificate for Restricted Stock Granted to Directors (under the Amended and Restated 2017 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Keeley, Chief Financial Officer.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, President and Chief Executive Officer.

32.2*	Section 1350 Certification, executed by James C. Keeley, Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

#    Filed herewith.

+      Management contract and compensatory plan and arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNAP CORPORATION

By:	/s/ James C. Keeley
James C. Keeley
(Executive Vice President, Chief Financial Officer)

Date: August 8, 2019