Form 10-Q
period 2019-09-30
Internap Corp
filed 2019-11-12
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of November 8, 2019, 26,621,105 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

INTERNAP CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

ITEM 1. FINANCIAL STATEMENTS

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$72,878	$82,972	$219,576	$239,135

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	27,504	28,221	79,186	80,160
Costs of customer support	8,145	7,984	25,661	24,212
Sales, general and administrative	15,791	18,170	48,995	57,625
Depreciation and amortization	21,582	23,553	65,715	67,422
Exit activities, restructuring and impairments	3,792	2,347	5,439	3,140
Total operating costs and expenses	76,814	80,275	224,996	232,559
(Loss) income from operations	(3,936)	2,697	(5,420)	6,576

Interest expense	19,913	17,794	56,578	50,138
Loss on foreign currency, net	6	195	328	5
Total non-operating expenses	19,919	17,989	56,906	50,143

Loss before income taxes and equity in earnings of equity-method investment	(23,855)	(15,292)	(62,326)	(43,567)
(Benefit) provision for income taxes	(6)	162	(320)	404

Net loss	(23,849)	(15,454)	(62,006)	(43,971)
Less net income attributable to non-controlling interests	21	25	63	75
Net loss attributable to shareholders	(23,870)	(15,479)	(62,069)	(44,046)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18)	(98)	152	24
Total other comprehensive (loss) income	(18)	(98)	152	24

Comprehensive loss	$(23,888)	$(15,577)	$(61,917)	$(44,022)

Basic and diluted net loss per share	$(1.01)	$(0.77)	$(2.62)	$(2.21)

Weighted average shares outstanding used in computing basic and diluted net loss per share	23,671	20,206	23,703	19,968
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,895	$17,823
Accounts receivable, net of allowance for doubtful accounts of $1,077 and $1,547, respectively	17,948	20,054
Contract assets	9,202	8,844
Term loan, less discount and issuance costs of $4,909	552	—
Prepaid expenses and other assets	7,572	7,377
Total current assets	46,169	54,098

Property and equipment, net	216,548	478,061
Operating lease right-of-use assets	33,723	—
Finance lease right-of-use assets	226,619	—
Intangible assets, net	64,215	73,042
Goodwill	116,217	116,217
Contract assets	15,032	16,104
Deposits and other assets	6,178	7,409
Total assets	$724,701	$744,931

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$25,287	$23,435
Accrued liabilities	9,813	15,540
Deferred revenues	7,493	8,022
Capital lease obligations	—	9,080
Revolving credit facility	14,000	—
Term loan, less discount and issuance costs of $4,036	—	321
Exit activities and restructuring liability	550	2,526
Short-term operating lease liabilities	6,686	—
Short-term finance lease liabilities	5,867	—
Other current liabilities	70	1,063
Total current liabilities	69,766	59,987

Deferred revenues	259	511
Operating lease liabilities	30,382	—
Finance lease liabilities	264,223	—
Capital lease obligations	—	262,382
Term loan, less discount and issuance costs of $7,587 and $9,508, respectively	415,126	415,278
Deferred tax liability	1,443	2,211
Other long-term liabilities	3,714	4,505
Total liabilities	784,913	744,874
Commitments and contingencies (Refer to Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 26,486 and 25,455 shares outstanding, respectively	26	25
Additional paid-in capital	1,372,016	1,368,968
Treasury stock, at cost, 388 and 330 shares, respectively	(7,958)	(7,646)
Accumulated deficit	(1,425,140)	(1,363,019)
Accumulated items of other comprehensive loss	(913)	(1,065)
Total INAP stockholders’ deficit	(61,969)	(2,737)
Non-controlling interests	1,757	2,794
Total stockholders’ (deficit) equity	(60,212)	57
Total liabilities and stockholders’ (deficit) equity	$724,701	$744,931
See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Three and Nine Months Ended September 30, 2018
Balance, December 31, 2017	20,804	$21	$1,327,084	$(7,159)	$(1,323,723)	$(1,324)	$4,069	$(1,032)
Adoption of ASC 606	—	—	—	—	24,185	—	—	24,185
Net loss	—	—	—	—	(14,261)	—	—	(14,261)
Net income attributable to non-controlling interest	—	—	—	—	(27)	—	27	—
Foreign currency translation	—	—	—	—	—	61	—	61
Movement in non-controlling interest	—	—	—	—	—	—	(990)	(990)
Common stock issuance, net	343	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(20)	—	—	(270)	—	—	—	(270)
Stock-based compensation	—	—	869	—	—	—	—	869
Proceeds from exercise of stock options, net	4	—	32	—	—	—	—	32
Balance, March 31, 2018	21,131	21	1,327,985	(7,429)	(1,313,826)	(1,263)	3,106	8,594
Adoption of ASC 606	—	—	—	—	(981)	—	—	(981)
Net loss	—	—	—	—	(14,256)	—	—	(14,256)
Net income attributable to non-controlling interest	—	—	—	—	(23)	—	23	—
Foreign currency translation	—	—	—	—	—	61	—	61
Movement in non-controlling interest	—	—	—	—	—	—	(205)	(205)
Common stock issuance, net	104	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(16)	—	—	(201)	—	—	—	(201)
Stock-based compensation	—	—	1,382	—	—	—	—	1,382
Proceeds from exercise of stock options, net	—	—	1	—	—	—	—	1
Balance, June 30, 2018	21,219	$21	$1,329,368	$(7,630)	$(1,329,086)	$(1,202)	$2,924	$(5,605)

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Balance, June 30, 2018	21,219	$21	$1,329,368	$(7,630)	$(1,329,086)	$(1,202)	$2,924	$(5,605)
Adoption of ASC 606	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	(15,454)	—	—	(15,454)
Net income attributable to non-controlling interest	—	—	—	—	(25)	—	25	—
Foreign currency translation	—	—	—	—	—	(98)	—	(98)
Movement in non-controlling interest	—	—	—	—	—	—	(133)	(133)
Common stock issuance, net	82	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(1)	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	1,320	—	—	—	—	1,320
Proceeds from exercise of stock options, net	2	—	63	—	—	—	—	63
Balance, September 30, 2018	21,302	$21	$1,330,751	$(7,645)	$(1,344,566)	$(1,300)	$2,816	$(19,923)

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Three and Nine Months Ended September 30, 2019
Balance, December 31, 2018	25,455	$25	$1,368,968	$(7,646)	$(1,363,019)	$(1,065)	$2,794	$57
Adoption of ASC 842	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	(19,622)	—	—	(19,622)
Net income attributable to non-controlling interest	—	—	—	—	(22)	—	22	—
Foreign currency translation	—	—	—	—	—	197	—	197
Movement in non-controlling interest	—	—	—	—	—	—	(1,133)	(1,133)
Common stock issuance, net	1,339	2	(43)	—	—	—	—	(41)
Employee taxes paid on withholding shares	(48)	—	—	(268)	—	—	—	(268)
Stock-based compensation	—	—	890	—	—	—	—	890
Balance, March 31, 2019	26,746	27	1,369,815	(7,914)	(1,382,715)	(868)	1,683	(19,972)
Net loss	—	—	—	—	(18,535)	—	—	(18,535)
Net income attributable to non-controlling interest	—	—	—	—	(20)	—	20	—
Foreign currency translation	—	—	—	—	—	(27)	—	(27)
Movement in non-controlling interest	—	—	—	—	—	—	23	23
Common stock issuance, net	33	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(9)	—	—	(42)	—	—	—	(42)
Stock-based compensation	—	—	1,020	—	—	—	—	1,020
Balance, June 30, 2019	26,770	$27	$1,370,835	$(7,956)	$(1,401,270)	$(895)	$1,726	$(37,533)

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
(In thousands)
(Unaudited)
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Balance, June 30, 2019	26,770	$27	$1,370,835	$(7,956)	$(1,401,270)	$(895)	$1,726	$(37,533)
Net loss	—	—	—	—	(23,849)	—	—	(23,849)
Net income attributable to non-controlling interest	—	—	—	—	(21)	—	21	—
Foreign currency translation	—	—	—	—	—	(18)	—	(18)
Movement in non-controlling interest	—	—	—	—	—	—	10	10
Common stock issuance, net	(283)	(1)	—	—	—	—	—	(1)
Employee taxes paid on withholding shares	(1)	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	1,181	—	—	—	—	1,181
Balance, September 30, 2019	26,486	$26	$1,372,016	$(7,958)	$(1,425,140)	$(913)	$1,757	$(60,212)

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(62,006)	$(43,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,715	67,422
Loss (gain) on disposal of property and equipment	468	(98)
Amortization of debt discount and issuance costs	4,109	2,798
Stock-based compensation expense, net of capitalized amount	3,074	3,573
Provision for doubtful accounts	629	706
Non-cash change in finance lease liabilities	4,863	(241)
Non-cash change in exit activities and restructuring liability	5,164	3,198
Non-cash change in deferred rent	—	(778)
Deferred taxes	(787)	65
Accreted interest	1,194	—
Other, net	(78)	(6)
Changes in operating assets and liabilities:
Accounts receivable	1,593	(4,990)
Prepaid expenses, deposits and other assets	1,355	(3,531)
Operating lease right-of-use assets	(5,211)	—
Accounts payable	756	5,155
Accrued and other liabilities	(5,378)	(601)
Deferred revenues	(804)	617
Exit activities and restructuring liability	(3,870)	(4,597)
Short and long-term operating lease liabilities	7,614	—
Asset retirement obligation	202	(141)
Other liabilities	57	(199)
Net cash provided by operating activities	18,659	24,381

Cash Flows from Investing Activities:
Purchases of property and equipment	(23,277)	(23,100)
Proceeds from disposal of property and equipment	272	570
Business acquisition, net of cash acquired	—	(131,748)
Additions to acquired and developed technology	(881)	(2,128)
Net cash used in investing activities	(23,886)	(156,406)

Cash Flows from Financing Activities:
Proceeds from credit agreements	14,000	148,500
Principal payments on credit agreements	(3,268)	(3,267)
Debt issuance costs	(2,815)	(7,696)
Payments on finance lease liabilities	(8,212)	(6,643)
Acquisition of non-controlling interests	(973)	(1,130)
Proceeds from exercise of stock options	—	(210)
Acquisition of common stock for income tax withholdings	(311)	(487)
Other, net	50	175
Net cash (used in) provided by financing activities	(1,529)	129,242
Effect of exchange rates on cash and cash equivalents	(172)	24
Net decrease in cash and cash equivalents	(6,928)	(2,759)
Cash and cash equivalents at beginning of period	17,823	14,603
Cash and cash equivalents at end of period	$10,895	$11,844

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$46,540	$46,676
Additions to property and equipment included in accounts payable	5,153	10,235

See Notes to Condensed Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internap Corporation ("we," "us," "our," "INAP," or "the Company") is a leading-edge provider of high-performance data center and cloud solutions with 100 network Points of Presence (“POP”) worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging startups. INAP operates in 21 metropolitan markets, primarily in North America, with 14 INAP Data Center Flagships connected by a low-latency, high-capacity network.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances in the accompanying financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature with the exception of those related to the adoption of new accounting standards as discussed in Note 2, "Recent Accounting Pronouncements" and Note 4, "Leases."

We have condensed or omitted certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP. The accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of our financial position as of September 30, 2019 and our operating results and cash flows for the interim periods presented. The balance sheet at December 31, 2018 was derived from our audited financial statements, but does not include all disclosures required by GAAP. You should read the accompanying financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC").

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the 2019 fiscal year or any future periods.

Correction of Immaterial Error

The Company corrected an error in the consolidated statements of cash flows for all periods in 2017, 2018, the three months ended March 31, 2019 and the six months ended June 30, 2019. The Company had previously included only a portion of the additions to property and equipment that were outstanding in accounts payable in the supplemental disclosures of cash flow information, “Additions to property and equipment included in accounts payable,” and the related adjustments to "Accounts payable" and "Purchases of property and equipment" on the consolidated statements of cash flows. The correction had no impact on the consolidated statements of operations and comprehensive loss or the consolidated balance sheets. The Company has evaluated this correction in accordance with Accounting Standards Codification ("ASC") 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that the correction was not material.

The adjustments to the Company’s previously issued consolidated statements of cash flows are as follows (in thousands):

	Three Months Ended March 31, 2017
	As reported	Adjustments	As restated

Accounts payable	$(2,247)	$(512)	$(2,759)
Net cash provided by operating activities	7,264	(512)	6,752

Purchases of property and equipment	(5,789)	512	(5,277)
Net cash used in investing activities	(5,989)	512	(5,477)

Additions to property and equipment included in accounts payable	$1,247	$2,744	$3,991

	Six Months Ended June 30, 2017
	As reported	Adjustments	As restated

Accounts payable	$477	$(2,100)	$(1,623)
Net cash provided by operating activities	24,634	(2,100)	22,534

Purchases of property and equipment	(12,293)	2,100	(10,193)
Net cash used in investing activities	(12,737)	2,100	(10,637)

Additions to property and equipment included in accounts payable	$1,269	$4,331	$5,600

	Nine Months Ended September 30, 2017
	As reported	Adjustments	As restated

Accounts payable	$(3,498)	$1,330	$(2,168)
Net cash provided by operating activities	27,940	1,330	29,270

Purchases of property and equipment	(23,198)	(1,330)	(24,528)
Net cash used in investing activities	(19,789)	(1,330)	(21,119)

Additions to property and equipment included in accounts payable	$701	$901	$1,602

	Year Ended December 31, 2017
	As reported	Adjustments	As restated

Accounts payable	$(1,167)	$218	$(949)
Net cash provided by operating activities	41,748	218	41,966

Purchases of property and equipment	(35,714)	(218)	(35,932)
Net cash used in investing activities	(32,209)	(218)	(32,427)

Additions to property and equipment included in accounts payable	$1,932	$2,014	$3,946

	Three Months Ended March 31, 2018
	As reported	Adjustments	As restated

Accounts payable	$(636)	$(124)	$(760)
Net cash provided by operating activities	3,697	(124)	3,573

Purchases of property and equipment	(6,082)	124	(5,958)
Net cash used in investing activities	(138,065)	124	(137,941)

Additions to property and equipment included in accounts payable	$2,287	$2,138	$4,425

	Six Months Ended June 30, 2018
	As reported	Adjustments	As restated

Accounts payable	$6,939	$(3,598)	$3,341
Net cash provided by operating activities	18,533	(3,598)	14,935

Purchases of property and equipment	(16,102)	3,598	(12,504)
Net cash used in investing activities	(148,649)	3,598	(145,051)

Additions to property and equipment included in accounts payable	$4,023	$5,613	$9,636

	Nine Months Ended September 30, 2018
	As reported	Adjustments	As restated

Accounts payable	$9,372	$(4,217)	$5,155
Net cash provided by operating activities	28,598	(4,217)	24,381

Purchases of property and equipment	(27,317)	4,217	(23,100)
Net cash used in investing activities	(160,623)	4,217	(156,406)

Additions to property and equipment included in accounts payable	$4,004	$6,231	$10,235

	Year Ended December 31, 2018
	As reported	Adjustments	As restated

Accounts payable	$1,339	$207	$1,546
Net cash provided by operating activities	34,572	207	34,779

Purchases of property and equipment	(38,298)	(207)	(38,505)
Net cash used in investing activities	(174,037)	(207)	(174,244)

Additions to property and equipment included in accounts payable	$2,459	$1,807	$4,266

	Three Months Ended March 31, 2019
	As reported	Adjustments	As restated

Accounts payable	$763	$(556)	$207
Net cash provided by operating activities	2,262	(556)	1,706

Purchases of property and equipment	(8,094)	556	(7,538)
Net cash used in investing activities	(8,568)	556	(8,012)

Additions to property and equipment included in accounts payable	$1,850	$1,881	$3,731

	Six Months Ended June 30, 2019
	As reported	Adjustments	As restated

Accounts payable	$3,375	$(944)	$2,431
Net cash provided by operating activities	14,081	(944)	13,137

Purchases of property and equipment	(15,642)	944	(14,698)
Net cash used in investing activities	(16,359)	944	(15,415)

Additions to property and equipment included in accounts payable	$1,268	$2,751	$4,019

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

The adjustments to the Company’s previously issued quarterly financial statements for the three and nine months ended September 30, 2018 are as follows (in thousands):

	Three and Nine Months Ended September 30, 2018
	As reported	Adjustments	As adjusted

Costs of sales and services, exclusive of depreciation and amortization - QTD	$28,866	$(645)	$28,221
Costs of sales and services, exclusive of depreciation and amortization - YTD	81,880	(1,720)	80,160
Depreciation and amortization - QTD	23,431	122	23,553
Depreciation and amortization - YTD	67,097	325	67,422
Interest expense - QTD	16,898	896	17,794
Interest expense - YTD	47,786	2,352	50,138
Net loss attributable to INAP shareholders - QTD	(15,106)	(373)	(15,479)
Net loss attributable to INAP shareholders - YTD	(43,089)	(957)	(44,046)
Property and equipment, net	477,423	10,193	487,616
Total assets	746,038	10,193	756,231
Capital lease obligations - non-current	252,599	11,077	263,676
Total liabilities	765,004	11,150	776,154
Accumulated deficit	(1,343,609)	(957)	(1,344,566)
Total stockholders' (deficit) equity	$(18,966)	$(957)	$(19,923)

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

The Company has capital leases which have been recorded on the consolidated balance sheets and as of the January 1, 2019 transition date, the capital leases became finance leases establishing the ROU asset and liability. The ROU assets and liabilities for operating leases were $28.5 million and $31.0 million of total Company assets and liabilities, respectively, as of January 1, 2019.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. This standard broadens the scope of FASB ASC Topic 718, Compensation — Stock Compensation, which currently covers only share-based payments to employees. The change substantially aligns the accounting for share-based payments for both employees and non-

employees. The ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees. The measurement of equity-classified non-employee awards will be fixed at the grant date, and entities will measure the cost of awards subject to a performance condition using the outcome that is probable at the balance sheet date. Entities may use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. Entities will recognize a cumulative-effect adjustment to retained earnings for equity classified non-employee awards for which a measurement date has not been established and liability-classified non-employee awards that have not been settled. The guidance is effective for calendar-year public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. The Company adopted this pronouncement in the first quarter of 2019 and it did not have a material impact on its condensed consolidated financial statements.

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

3.    REVENUES

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, and IP services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month as our performance obligations are fulfilled. We record installation fees as deferred revenue and recognized the revenue ratably over the estimated customer life.

For our data center service revenues, we typically determine colocation revenues by occupied square feet and both allocated and variable-based usage, which includes both physical space for hosting customers' network and other equipment plus associated services such as power and network connectivity, environmental controls and security. We typically determine hosting revenues by the number of servers utilized (physical or virtual) and cloud revenues by the amount of processing and storage consumed. We typically determine IP services revenues on fixed-commitment or usage-based pricing. IP service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer's usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage. We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services.

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

To allocate the transaction price on a relative SSP basis, the Company first determines the SSP of the distinct good or service underlying each performance obligation. It is the price at which the Company would sell a good or service on a standalone (or separate) basis at contract inception. The observable price of a good or service sold separately provides the best evidence of SSP. If a SSP is not directly observable, the Company will estimate the SSP. The Company will be able to consider its facts and circumstances in order to determine how frequently it will need to update the estimates. If the information used to estimate the SSP for similar transactions has not changed, the Company will determine that it is reasonable to use the previously determined SSP.

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

The most significant impact of the adoption of the new standard was the requirement for incremental costs to obtain a customer, such as commissions, which previously were expensed as incurred, to be deferred and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission does not equal the initial commission.

In addition, installation revenues are recognized over the initial contract life rather than over the estimated customer life, as installation revenues are not significant to the total contract and therefore do not represent a material right.

Most performance obligations, with the exception of occasional sales of equipment or hardware, are satisfied over time as the customer consumes the benefits as we perform. For equipment and hardware sales, the performance obligation is satisfied when control transfers to the customer.

In evaluating the treatment of certain contracts, the Company exercised heightened judgment in deferring installation revenue as well as expense fulfillment and commission costs over the appropriate life. With the exception of the revenues noted above, revenue recognition remains materially consistent with historical practice.

The Company routinely reviews the collectability of its accounts receivable and payment status of customers. If the Company determines that collection of revenue is uncertain, it does not recognize revenue until collection is reasonably assured. Additionally, the Company maintains an allowance for doubtful accounts resulting from the inability of the Company's customers to make required payments on accounts receivable. The allowance for doubtful accounts is based on historical write-offs as a percentage of revenues. The Company assesses the payment status of customers by reference to the terms under which it provides services or goods, with any payments not made on or before their due date considered past-due. Once all collection efforts have been exhausted, the uncollectible balance is written off against the allowance for doubtful accounts. The Company routinely performs credit checks for new and existing customers and requires deposits or prepayments for customers that are perceived as being a credit risk. In addition, the Company records a reserve amount for potential credits to be issued under service level agreements and other sales adjustments.

Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company deferred them as contract costs in the amount of $24.2 million and $24.9 million at September 30, 2019 and December 31, 2018, respectively. Capitalized commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the three months ended September 30, 2019 and September 30, 2018, amortization recognized was $2.5 million for both years. For the nine months ended September 30, 2019 and September 30, 2018, amortization recognized was $7.3 million and $7.2 million, respectively. There was no impairment loss recorded on capitalized contract costs for the three and nine months ended September 30, 2019 and September 30, 2018.

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

	Current	Non-current
Balance at December 31, 2018	$8,844	$16,104
Deferred customer acquisition costs incurred in the period	1,345	5,274
Amounts recognized as expense in the period	(7,333)	—
Transition between short-term and long-term	6,346	(6,346)
Balance at September 30, 2019	$9,202	$15,032

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

As of September 30, 2019, approximately $198.0 million of total revenues and deferred revenues are expected to be recognized in future periods with a weighted average life of 2.13 years for remaining performance obligations under the initial contract terms. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the level of bandwidth usage, physical space for hosting customers’ network, and associated services for power and network connectivity.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as "Deferred revenues" on the accompanying condensed consolidated balance sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to service revenue.

Significant changes in the deferred revenues balance (current and non-current) during the period are as follows (in thousands):

Balance at December 31, 2018	$8,533
Revenue recognized that was included in the deferred revenue balance at December 31, 2018	(5,931)
Increases due to cash received, excluding amounts recognized as revenue during the period	5,150
Balance at September 30, 2019	$7,752

In accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in this note and Note 11, "Operating Segments," the Company business consists of INAP US and INAP INTL colocation, cloud and network services. The following table presents disaggregated revenues by category as follows (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$27,334	$1,452	$32,946	$1,372
Network services	11,225	2,772	13,015	2,719
Cloud	18,388	11,707	19,717	13,203
	$56,947	$15,931	$65,678	$17,294

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
Colocation	$82,245	$4,344	$94,747	$4,349
Network services	34,381	8,224	40,398	8,482
Cloud	55,302	35,080	51,676	39,483
	$171,928	$47,648	$186,821	$52,314

Revenue by geography is as follows (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$57,939	$—	$66,752	$—
Canada	—	8,181	—	9,187
Other countries	—	6,758	—	7,033
	$57,939	$14,939	$66,752	$16,220

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	INAP US	INAP INTL	INAP US	INAP INTL
United States	$174,964	$—	$190,071	$—
Canada	—	24,208	—	27,846
Other countries	—	20,404	—	21,218
	$174,964	$44,612	$190,071	$49,064

4.    LEASES

We have commitments under lease arrangements for data centers, office space, partner sites and equipment. Our leases have initial lease terms ranging from 2 years to 34 years, most of which include options to extend or renew the leases for 5 to 15 years, and some of which may include options to terminate the leases within 4 to 120 months.

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

All lease liabilities are measured at the present value of the unpaid lease payments, discounted using our incremental borrowing rate based on the information available at commencement date or modification date of the lease. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments and lease incentives. The finance lease ROU assets are subsequently amortized using the straight-line method.

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

Lease-related costs for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$3,861	$12,384
Interest on lease liabilities	7,445	22,124
Finance lease cost	$11,306	$34,508

Operating lease cost	$2,269	$5,964
Short-term lease cost	1,106	4,302
Total lease cost	$14,681	$44,774

Other information related to leases as of September 30, 2019 is as follows (in thousands, except lease term and rate):

	Operating Leases	Finance Leases
Right-of-use assets	$33,723	$226,619
Lease liabilities	37,068	270,090

Weighted-average remaining lease term (years)	5.26	19.05
Weighted-average discount rate	7.25%	13.80%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2019 (in thousands):

Operating Leases
Operating cash paid to settle operating lease liabilities	$5,913

Right-of-use assets obtained in exchange for lease liabilities	921

Finance Leases
Operating cash paid for interest	$17,577

Right-of-use assets obtained in exchange for lease liabilities	1,639

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$2,270	$8,412
2020	9,073	33,406
2021	9,098	35,243
2022	8,519	33,995
2023	7,541	33,244
Thereafter	8,698	633,139
Total undiscounted lease payments	$45,199	$777,439
Less: Imputed interest	8,131	507,349
Total lease liabilities	$37,068	$270,090

As of September 30, 2019, we did not have additional operating and finance leases that have not yet commenced.

5. ACQUISITION

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments of approximately $0.4 million, liabilities assumed, and net of cash acquired. The transaction was funded with an incremental term loan and cash from the balance sheet. As part of the financing, INAP obtained amendments to its credit agreement to allow for the incremental term loan and to provide further operational flexibility under the credit agreement covenants. The amendments to the credit agreement are described in more detail in Note 8, "Debt."

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and includes purchase accounting adjustments subsequent to the acquisition date (in thousands):

Final Valuation as of December 31, 2018
Cash	$2,823
Prepaid expenses and other assets	2,227
Property, plant and equipment	14,253
Other long-term assets	576
Intangible assets:
Noncompete agreements	4,000
Trade names	1,700
Technology	15,100
Customer relationships	34,100
Goodwill	66,008
Total assets acquired	140,787
Accounts payable and accrued liabilities	2,819
Deferred revenue	2,434
Long term liabilities	534
Net assets acquired	$135,000

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

Nine Months Ended September 30,
2018
Net revenues	$247,260
Net loss	(45,173)
Basic and diluted net loss per share	(2.27)
Weighted average shares outstanding used in computing basic and diluted net loss per share	19,968

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019
Available-for-sale securities	$—	$2,386	$—	$2,386
Asset retirement obligations(1)	—	—	2,292	2,292

December 31, 2018
Available-for-sale securities	$—	$2,309	$—	$2,309
Asset retirement obligations(1)	—	—	2,090	2,090

(1)
We calculated the fair value of asset retirement obligations by discounting the estimated amount using the Treasury bill rate adjusted for our credit risk. At September 30, 2019 and December 31, 2018, the balances are included in "Other long-term liabilities," in the accompanying condensed consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations for the nine months ended September 30, 2019 (in thousands):

2019
Balance, January 1, 2019	$2,090
Accretion	202
Payments	—
Balance, September 30, 2019	$2,292

As of September 30, 2019, the Company held $2.4 million of available-for-sale debt securities which are reported at fair value on the Company's condensed consolidated balance sheets in "Deposits and other assets." A decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

The fair values of our Level 2 available-for-sale debt securities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	September 30, 2019
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,221	$189	$(114)	$2,296
Japanese Government Bonds	88	7	(5)	90
Total Bonds	$2,309	$196	$(119)	$2,386

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Japanese Corporate Bonds	$2,184	$144	$(107)	$2,221
Japanese Government Bonds	87	5	(4)	88
Total Bonds	$2,271	$149	$(111)	$2,309

The fair values of our Level 2 debt liabilities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$427,070	$330,979	$429,143	$428,071
Revolving credit facility	14,000	10,850	—	—

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company tests goodwill and intangible assets with indefinite lives for impairment annually as of August 1. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

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

Annual Testing

2019

We performed our annual impairment review as of August 1, 2019. To determine the estimated fair value of our reporting units, we utilized the discounted cash flow and market methods. We have consistently utilized both methods in our goodwill impairment assessments and weighted both as appropriate based on relevant factors for each reporting unit. The discounted cash flow method is specific to our anticipated future results of the reporting unit, while the market method is based on our market sector including our competitors.

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

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. In performing this test as of August 1, 2019, the Company utilized a long-term growth rate for its reporting units of 2.0% in its estimation of fair value and discount rates ranging from 8.0% to 13.0% versus the prior year discount rates of 9.0% to 16.0% to reflect changes in market conditions. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

The Company determined, after performing the fair value analysis above, that all reporting units’ fair values were in excess of its carrying value. No impairment of goodwill has been identified for the nine months ended September 30, 2019.

8.    DEBT

Credit Agreement

On April 6, 2017, we entered into a new credit agreement (the “2017 Credit Agreement”), which provided for a $300.0 million term loan facility ("2017 Term Loan") and a $25.0 million Revolving Credit Facility (the "2017 Revolving Credit Facility"). The proceeds of the 2017 Term Loan were used to refinance the Company’s existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million was related to the exchange of debt and was expensed, $3.3 million related to 2017 Term Loan third party costs and will be amortized over the 2017 Term Loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 Term Loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021. As of September 30, 2019, the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility was $414.6 million and $14.0 million, respectively. The interest rate on the 2017 Term Loan and the 2017 Revolving Credit Facility as of September 30, 2019 were 8.31% and 11.00%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 Revolving Credit Facility is 6.00% for loans bearing interest calculated using the base rate (“Base Rate Loans”) and 7.00% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 Term Loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of September 30, 2019, the Company has been in compliance with all covenants.

First Amendment

On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement ("First Amendment"), by and among the Company, each of the Lenders party thereto, and Jefferies Finance LLC, as Administrative Agent. The First Amendment clarified that for all purposes of the 2017 Credit Agreement the Company's liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness on the closing date of the 2017 Credit Agreement, would continue to be treated as a rental and lease expense, and not as a capital lease obligation or indebtedness notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company's acquisition of SingleHop and to pay related fees, costs and expenses, and (ii) revises the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment. This transaction was considered a modification.

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

Pursuant to the Sixth Amendment, the applicable margin for the alternate base rate loan was increased from 4.75% per annum to 5.25% per annum and for the Eurodollar loan was increased from 5.75% per annum to 6.25% per annum, with such interest payable in cash, and in addition such term loans bear interest payable in kind at the rate of 0.75% per annum.

The Sixth Amendment also made the following modifications:

•	Added an additional basket of $500,000 for finance lease obligations.

•	The maximum amount of permitted asset dispositions was decreased from $150,000,000 to $50,000,000.

•
The amount of net cash proceeds from asset sales that may be reinvested is limited to $2,500,000 in any fiscal year of the Company, with net cash proceeds that are not so reinvested used to prepay loans under the 2017 Credit Agreement.

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
9.    EXIT ACTIVITIES AND RESTRUCTURING LIABILITIES

During 2019 and 2018, we recorded exit activity charges due to ceasing use of office and data center space. We include initial charges and plan adjustments in "Exit activities, restructuring and impairments" in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

The following table displays the transactions and balances for exit activities and restructuring charges during the nine months ended September 30, 2019 and 2018 (in thousands). Our real estate and severance obligations are substantially related to our INAP US segment.

	Balance				Balance
	December 31, 2018	Initial Charges (1)	Plan Adjustments	Cash Payments	September 30, 2019
Activity for 2019 restructuring charge:
Real estate obligations	$—	$1,629	$(115)	$(1,098)	$416
Activity for 2018 restructuring charge:
Real estate obligations	1,922	—	186	(2,108)	—
Activity for 2017 restructuring charge:
Real estate obligations	100	—	(10)	(90)	—
Activity for 2016 restructuring charge:
Real estate obligations	125	—	16	(116)	25
Activity for 2015 restructuring charge:
Real estate obligation	27	—	29	(49)	7
Service contracts	221	—	30	(149)	102
Activity for 2014 restructuring charge:
Real estate obligation	206	—	54	(260)	—
	$2,601	$1,629	$190	$(3,870)	$550

(1) Additional expense related to the disposal of leasehold improvements of $3,345 was recorded for the three and nine months ended September 30, 2019 and not included in the table above.

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

Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate General Manager who reports to the Chief Operating Officer. The Chief Operating Officer reports directly to the Company's CODM. The CODM evaluates segment performance using business unit contribution which is defined as business unit revenues less direct costs of sales and services, customer support, and sales and marketing, exclusive of depreciation and amortization.

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

Network

Network services includes our patented Performance IP™ service, content delivery network services, as well as our IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity through 100 network POPs around the world.

The following table provides segment results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
INAP US	$56,947	$65,678	$171,928	$186,821
INAP INTL	15,931	17,294	47,648	52,314
Net revenues	72,878	82,972	219,576	239,135

Cost of sales and services, customer support and sales and marketing:
INAP US	32,920	35,197	97,780	99,532
INAP INTL	10,148	11,478	29,892	34,483
Total costs of sales and services, customer support and sales and marketing	43,068	46,675	127,672	134,015
				.
Segment profit:
INAP US	24,027	30,481	74,148	87,289
INAP INTL	5,783	5,816	17,756	17,831
Total segment profit	29,810	36,297	91,904	105,120

Exit activities, restructuring and impairments	3,792	2,347	5,439	3,140
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	29,954	31,253	91,885	95,404
(Loss) income from operations	(3,936)	2,697	(5,420)	6,576
Non-operating expenses	19,919	17,989	56,906	50,143
Loss before income taxes and equity in earnings of equity-method investment	$(23,855)	$(15,292)	$(62,326)	$(43,567)

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

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(23,849)	$(15,454)	$(62,006)	$(43,971)
Less net income attributable to non-controlling interests	21	25	63	75
Net loss attributable to shareholders	$(23,870)	$(15,479)	$(62,069)	$(44,046)
Weighted average shares outstanding, basic and diluted	23,671	20,206	23,703	19,968
Net loss per share, basic and diluted	$(1.01)	$(0.77)	$(2.62)	$(2.21)
Anti-dilutive securities excluded from diluted net loss per share calculation for stock-based compensation plans	1,920	1,065	1,920	1,065

13. INVESTMENT IN AFFLIATES AND OTHER ENTITIES

In the normal course of business, INAP enters into various types of investment arrangements, each having unique terms and conditions.

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd., ("INAP Japan") our joint venture with NTT-ME Corporation ("NTT-ME") and Nippon Telegraph and Telephone Corporation. Through August 15, 2017, we qualified and accounted for this investment using the equity method. We recorded our proportional share of the income and losses of INAP Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of INAP Japan's income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

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

14. SUBSEQUENT EVENTS

On October 29, 2019, the Company entered into the Seventh Amendment to 2017 Credit Agreement, among the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (the “Seventh  Amendment”). The Seventh Amendment (i) modified the maximum total net leverage ratio requirements and the minimum consolidated interest coverage ratio requirements under the 2017 Credit Agreement and (ii) effected certain other modifications, including changes to certain baskets.

The maximum total leverage ratio increases to 7.25 to 1 as of December 31, 2019 - December 31, 2020, 5.50 to 1 as of March 31, 2021, 5.00 to 1 as of June 30, 2021, 4.50 to 1 as of September 30, 2021 and thereafter.

The minimum consolidated interest coverage ratio decreases to 1.60 to 1 as of December 31, 2019 - December 31, 2020, 2.00 to 1.00 as of March 31, 2021 and thereafter.

The Seventh Amendment also made the following modifications:

•	Reduced the disposition of property basket from $50.0 million to $25.0 million.

•	Reduced reinvestment of net cash proceeds from asset sales from $2.5 million to $1.0 million.

•	Reduced investment basket from greater of $25.0 million and 30% of EBITDA to greater of $12.5 million and 15% of EBITDA.

•	Reduced incremental facility from $50.0 million to $25.0 million.

•	Reduced foreign subsidiary debt basket from greater of $15.0 million and 18% of EBITDA to greater of $5.0 million and 6% of EBITDA.

•	Reduced general basket from greater of $50.0 million and 61% of EBITDA to greater of $25.0 million and 30% of EBITDA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

As used herein, except as otherwise indicated by context, references to "we," "us," "our," "INAP," or "the Company" refers to Internap Corporation and our subsidiaries.

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

Overview

INAP is a leading-edge provider of high-performance data center and cloud solutions with 100 network Points of Presence (“POP”) worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging startups. INAP operates in 21 metropolitan markets, primarily in North America, with 14 INAP Data Center Flagships connected by a low-latency, high-capacity network.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in Note 2, "Recent Accounting Pronouncements," in the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,		Variance
	2019	2018	Amount	Percent
Net revenues	$72,878	$82,972	$(10,094)	(12)%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	27,504	28,221	(717)	(3)%
Costs of customer support	8,145	7,984	161	2%
Sales, general and administrative	15,791	18,170	(2,379)	(13)%
Depreciation and amortization	21,582	23,553	(1,971)	(8)%
Exit activities, restructuring and impairments	3,792	2,347	1,445	62%
Total operating costs and expenses	76,814	80,275	(3,461)	(4)%
(Loss) income from operations	$(3,936)	$2,697	$(6,633)	(246)%

Interest expense	$19,913	$17,794	$2,119	12%

Supplemental Schedule

	Three Months Ended September 30,		Variance
	2019	2018	Amount	Percent
Revenues:
INAP US	$56,947	$65,678	$(8,731)	(13)%
INAP INTL	15,931	17,294	(1,363)	(8)%
Net revenues	72,878	82,972	(10,094)	(12)%

Costs of sales and services, exclusive of depreciation and amortization:
INAP US	20,716	21,208	(492)	(2)%
INAP INTL	6,788	7,013	(225)	(3)%
Total costs of sales and services, exclusive of depreciation and amortization	$27,504	$28,221	$(717)	(3)%

INAP US

Revenues for our INAP US segment decreased approximately 13% to $56.9 million for the three months ended September 30, 2019 compared to $65.7 million for the same period in 2018. The decrease was primarily due to planned data center exits and churn from several large customers in 2018.

Costs of sales and services, exclusive of depreciation and amortization, of our INAP US segment decreased 2% to $20.7 million for the three months ended September 30, 2019, compared to $21.2 million for the same period in 2018. The decrease was primarily due to exited facilities and cost savings initiatives beginning in the first quarter of 2019 offset by net lease adjustments due to change in lease classification.

INAP INTL

Revenues for our INAP INTL segment decreased 8% to $15.9 million for the three months ended September 30, 2019 compared to $17.3 million for the same period in 2018. The decrease was primarily due to churn from large customers in 2018.

Costs of sales and services, exclusive of depreciation and amortization, of our INAP INTL segment decreased 3% to $6.8 million for the three months ended September 30, 2019, compared to $7.0 million for the same period in 2018. The change was primarily due to cost savings initiatives.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $15.9 million for the three months ended September 30, 2019 compared to $16.9 million for the same period in 2018. The decrease was due to cost savings initiatives.

Stock-based compensation, net of amount capitalized, decreased $0.1 million to $1.2 million during the three months ended September 30, 2019 compared to $1.3 million during the same period in 2018.

Costs of Customer Support. Costs of customer support increased slightly to $8.1 million for the three months ended September 30, 2019 compared to $8.0 million during the same period in 2018.

Sales, General and Administrative. Sales, general and administrative costs decreased to $15.8 million during the three months ended September 30, 2019 compared to $18.2 million during the same period in 2018. The decrease was primarily due to reductions in commission expense due to lower revenues and reductions in wages due to cost savings initiatives.

Depreciation and Amortization. Depreciation and amortization decreased to $21.6 million during the three months ended September 30, 2019 compared to $23.6 million during the same period in 2018. The decrease is primarily due to lower capital expenditures and continued use of depreciated assets.

Exit Activities and Restructuring. Exit activities and restructuring increased to $3.8 million during the three months ended September 30, 2019 compared to $2.3 million during the same period in 2018. The increase is primarily due to the disposal of leasehold improvements of $3.3 million for an exited facility.

Interest Expense. Interest expense increased to $19.9 million during the three months ended September 30, 2019 from $17.8 million during the same period in 2018. The increase is primarily due to increased interest on the 2017 Term Loan due to higher interest rates and additional interest expense related to finance leases.

Nine Months Ended September 30, 2019 and 2018

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,		Variance
	2019	2018	Amount	Percent

Net revenues	$219,576	$239,135	$(19,559)	(8)%

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	79,186	80,160	(974)	(1)%
Costs of customer support	25,661	24,212	1,449	6%
Sales, general and administrative	48,995	57,625	(8,630)	(15)%
Depreciation and amortization	65,715	67,422	(1,707)	(3)%
Exit activities, restructuring and impairments	5,439	3,140	2,299	73%
Total operating costs and expenses	224,996	232,559	(7,563)	(3)%
(Loss) income from operations	$(5,420)	$6,576	$(11,996)	(182)%

Interest expense	$56,578	$50,138	$6,440	13%

Supplemental Schedule

	Nine Months Ended September 30,		Variance
	2019	2018	Amount	Percent
Revenues:
INAP US	$171,928	$186,821	$(14,893)	(8)%
INAP INTL	47,648	52,314	(4,666)	(9)%
Net revenues	219,576	239,135	(19,559)	(8)%

Costs of sales and services, exclusive of depreciation and amortization:
INAP US	59,713	59,405	308	1%
INAP INTL	19,473	20,755	(1,282)	(6)%
Total costs of sales and services, exclusive of depreciation and amortization	$79,186	$80,160	$(974)	(1)%

INAP US

Revenues for our INAP US segment decreased 8% to $171.9 million for the nine months ended September 30, 2019 compared to $186.8 million for the same period in 2018. The decrease in revenue is primarily due to planned data center exits and churn from several larger customers in 2018, partially offset by the addition of SingleHop.

Costs of sales and services, exclusive of depreciation and amortization, of our INAP US segment increased 1% to $59.7 million for the nine months ended September 30, 2019, compared to $59.4 million for the same period in 2018. The increase was primarily due to SingleHop costs and a global transfer pricing adjustment between segments, partially offset by lower space and power costs from ongoing data center exits and cost savings initiatives.

INAP INTL

Revenues for our INAP INTL segment decreased 9% to $47.6 million for the nine months ended September 30, 2019 compared to $52.3 million for the same period in 2018. The decrease was primarily due to churn from large customers in 2018.

Costs of sales and services, exclusive of depreciation and amortization, of our INAP INTL segment decreased 6% to $19.5 million for the nine months ended September 30, 2019, compared to $20.8 million for the same period in 2018. The decrease was primarily due to ongoing cost savings initiatives and a global transfer pricing adjustment between segments.

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $49.5 million for the nine months ended September 30, 2019 compared to $51.5 million for the same period in 2018. The change was primarily due to ongoing cost savings initiatives.

Stock-based compensation, net of amount capitalized, decreased to $3.1 million during the nine months ended September 30, 2019 from $3.6 million during the same period in 2018. The decrease is due to lower headcount as a result of cost savings initiatives.

Costs of Customer Support. Costs of customer support increased to $25.7 million during the nine months ended September 30, 2019 compared to $24.2 million during the same period in 2018. The increase was primarily due to the SingleHop acquisition.

Sales, General and Administrative. Sales, general and administrative costs decreased to $49.0 million during the nine months ended September 30, 2019 compared to $57.6 million during the same period in 2018. The decrease was primarily due to cost savings initiatives and certain costs from 2018 that did not recur in 2019, such as acquisition costs and a non-income tax settlement.

Depreciation and Amortization. Depreciation and amortization decreased to $65.7 million during the nine months ended September 30, 2019 compared to $67.4 million during the same period in 2018. The decrease is primarily due to lower capital expenditures and continued use of depreciated assets.

Exit Activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $5.4 million during the nine months ended September 30, 2019 compared to $3.1 million of expense during the same period in 2018. The increase is primarily due to data center exits in 2019.

Interest Expense. Interest expense increased to $56.6 million during the nine months ended September 30, 2019 from $50.1 million during the same period in 2018. The increase is primarily due to increased borrowings and additional interest expense related to finance leases.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with GAAP. In addition, we present Adjusted EBITDA, an additional financial measure that is not prepared in accordance with GAAP ("non-GAAP"). A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure can be found below.

We define Adjusted EBITDA as GAAP net loss attributable to shareholders plus depreciation and amortization, interest expense, (benefit) provision for income taxes, other expense (income), (gain) loss on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs and acquisition costs.

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

•
investors commonly adjust EBITDA information to eliminate the effect of disposals of property and equipment, impairments, restructuring and stock-based compensation which vary widely from company-to-company and impair comparability; and

•	certain investors use EBITDA as a measure of our ability to service debt.

Our management uses Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	as a key measure to calculate our debt covenants; and

•	in communications with the board of directors, analysts and investors concerning our financial performance.

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

The following table reconciles net loss attributable to shareholders as presented in our condensed consolidated statements of operations and comprehensive loss to Adjusted EBITDA (non-GAAP) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$72,878	$82,972	$219,576	$239,135

Net loss attributable to shareholders	$(23,870)	$(15,479)	$(62,069)	$(44,046)
Depreciation and amortization	21,582	23,553	65,715	67,422
Interest expense	19,913	17,794	56,578	50,138
(Benefit) provision for income taxes	(6)	162	(320)	404
Other expense	6	195	328	11
(Gain) loss on disposal of property and equipment, net	(13)	(66)	515	(96)
Exit activities, restructuring and impairments	3,792	2,347	5,439	3,140
Stock-based compensation	1,173	1,341	3,074	3,573
Acquisition costs(1)	273	5	577	2,869
Strategic alternatives and related costs(2)	21	25	63	75
Organizational realignment costs(3)	119	118	975	789
Non-income tax contingency	—	36	150	836
Adjusted EBITDA	$22,990	$30,031	$71,025	$85,115

(1) On February 28, 2018, we acquired SingleHop which resulted in higher acquisition costs for the nine months ended September

30, 2018.

(2)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives and related shareholder communications. We include these costs in sales, general and administrative ("SG&A") in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

(3)
Primarily professional fees, employee retention bonus and severance and executive search costs incurred related to our organization realignment. We include these costs in SG&A in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

Liquidity

On an ongoing basis, we require capital to fund our current sales and operations, make acquisitions, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities. As of September 30, 2019, we had $17.2 million of borrowing capacity under our 2017 Revolving Credit Facility. Together with our cash and cash equivalents, the Company’s liquidity as of September 30, 2019 was $28.1 million.

As of September 30, 2019, we had a deficit of $23.6 million in working capital, which represented an excess of current liabilities over current assets. We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 Revolving Credit Facility (as defined below), will be sufficient to meet our cash requirements for the next 12 months. If our cash requirements vary materially from our expectations or if we fail to generate sufficient cash flows from our operations or if we fail to implement our cost reduction strategies, we may require additional financing sooner than anticipated. We can offer no assurance that we will be able to obtain additional financing on commercially favorable terms, or at all, and provisions in our 2017 Credit Agreement limit our ability to incur additional indebtedness. Our anticipated uses of cash include capital expenditures in the range of $30.0 to $32.0 million in 2019, working capital needs and required payments on our 2017 Credit Agreement and other commitments. We continue to optimize our cost structure through implementing cost reductions through such strategies as reorganizing our business units, right-sizing headcount and streamlining other operational aspects of our business. However, there can be no guarantee that we will achieve any of our cost reduction goals.

Our sources of capital include, but are not limited to, funds derived from selling our services and results of our operations, sales of assets, borrowings under our credit arrangement, and the issuance of debt or equity securities. Our short term and long term liquidity depend primarily upon the funds derived from selling our services net of our costs to deliver those services, working capital management (cash, accounts receivable, accounts payable and other liabilities), and bank borrowings. In an effort to increase liquidity and generate cash, we may pursue sales of non-strategic assets, reduce our expenses, amend our credit facility, pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.

Capital Resources

Credit Agreement

On April 6, 2017, we entered into a new credit agreement (the "2017 Credit Agreement"), which provided for a $300.0 million term loan facility ("2017 Term Loan") and a $25.0 million Revolving Credit Facility (the "2017 Revolving Credit Facility"). The proceeds of the 2017 Term Loan were used to refinance the Company's existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement.

Certain portions of the refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million was related to the exchange of debt and was expensed, $3.3 million related to 2017 Term Loan third party costs and will be amortized over the 2017 Term Loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 Term Loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021.

As of September 30, 2019, the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility was $414.6 million and $14.0 million, respectively. The interest rate on the 2017 Term Loan and the 2017 Revolving Credit Facility as of September 30, 2019 were 8.31% and 11.00%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 Revolving Credit Facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 Term Loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of September 30, 2019, the Company has been in compliance with all covenants.

First Amendment

On June 28, 2017, the Company entered into an amendment to the 2017 Credit Agreement ("First Amendment"), by and among the Company, each of the Lenders party thereto, and Jefferies Finance LLC, as Administrative Agent. The First Amendment clarified that for all purposes of the 2017 Credit Agreement, the Company's liabilities pursuant to any lease that was treated as rental and lease expense, and not as a capital lease obligation or indebtedness on the closing date of the 2017 Credit Agreement, would continue to be treated as a rental and lease expense, and not as a capital lease obligation or indebtedness, notwithstanding any amendment of the lease that results in the treatment of such lease as a capital lease obligation or indebtedness for financial reporting purposes.

Second Amendment

On February 6, 2018, the Company, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent, entered into a Second Amendment to Credit Agreement (the "Second Amendment") that amended the 2017 Credit Agreement.

The Second Amendment, among other things, amends the 2017 Credit Agreement to (i) permit the Company to incur incremental term loans under the 2017 Credit Agreement of up to $135.0 million to finance the Company's acquisition of SingleHop and to pay related fees, costs and expenses, and (ii) revises the maximum total net leverage ratio and minimum consolidated interest coverage ratio covenants.  The financial covenant amendments became effective upon the consummation of the SingleHop acquisition, while the other provisions of the Second Amendment became effective upon the execution and delivery of the Second Amendment. This transaction was considered a modification.

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

Pursuant to the Sixth Amendment, the applicable margin for the alternate base rate loan was increased from 4.75% per annum to 5.25% per annum and for the Eurodollar loan was increased from 5.75% per annum to 6.25% per annum, with such interest payable in cash, and in addition such term loans bear interest payable in kind at the rate of 0.75% per annum.

The Sixth Amendment also made the following modifications:

•	Added an additional basket of $500,000 for finance lease obligations.

•	The maximum amount of permitted asset dispositions was decreased from $150,000,000 to $50,000,000.

•
The amount of net cash proceeds from asset sales that may be reinvested is limited to $2,500,000 in any fiscal year of the Company, with net cash proceeds that are not so reinvested used to prepay loans under the 2017 Credit Agreement.

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
Cash Flows

Operating Activities

During the nine months ended September 30, 2019, net cash provided by operating activities decreased $5.7 million to $18.7 million primarily due to changes in working capital.
Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities decreased $132.5 million to $23.9 million primarily due to the acquisition of SingleHop in 2018.

Financing Activities

During the nine months ended September 30, 2019, net cash used in financing activities was $1.5 million compared to $129.2 million of net cash provided by financing activities for the same period in 2018. The use of cash in 2019 was primarily due to principal payments of $11.5 million on the credit facilities and finance lease obligations, offset by $14.0 million of proceeds from the revolving credit facility. In 2018, cash proceeds from financing activities was primarily due to $148.5 million of proceeds from the credit agreement used to fund the acquisition of SingleHop, offset by debt issuance costs of $7.7 million and principal payments of $9.9 million on the credit facilities and finance lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our objective in managing interest rate risk is to maintain favorable long-term fixed rate or a balance of fixed and variable rate debt within reasonable risk parameters. As of September 30, 2019, the outstanding balance of our long-term debt was $414.6 million net of loan costs and discounts on the 2017 Term Loan and $14.0 million on the 2017 Revolving Credit Facility.

At September 30, 2019, the interest rate on the 2017 Term Loan and 2017 Revolving Credit Facility was 8.31% and 11.00%, respectively. We summarize the 2017 Credit Agreement in “Liquidity and Capital Resources—Capital Resources—Credit Agreement.” We are required to pay a commitment fee at a rate of 0.50% per annum on the average daily unused portion of the 2017 Revolving Credit Facility, payable quarterly in arrears. In addition, we are required to pay certain participation fees and fronting fees in connection with standby letters of credit issued under the 2017 Revolving Credit Facility.

The interest rate on the 2017 Term Loan does include a variable component. We estimate that a change in the interest rate of 100 basis points would change our interest expense and payments by approximately $4.4 million per year, assuming we do not increase our borrowings.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At September 30, 2019, the Company does have contracts that are indexed to LIBOR, including the 2017 Credit Agreement, and continues to monitor this activity and evaluate the related risks.

Foreign Currency Risk

As of September 30, 2019, the majority of our revenue was in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the three and nine months ended September 30, 2019, we realized a foreign currency loss of less than $0.1 million and $0.3 million, respectively, which we included in “Loss on foreign currency, net,” and we recorded an unrealized foreign currency translation loss of less than $0.1 million and a gain of $0.2 million, respectively, which we included in “Foreign currency translation adjustment,” both in the accompanying condensed consolidated statements of operations and comprehensive loss. As we grow our international operations, our exposure to foreign currency risk will become more significant.

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

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2019	176	$3.17	—	$5,000,000
August 1 to 31, 2019	213	2.35	—	5,000,000
September 1 to 30, 2019	133	2.28	—	5,000,000
Total	522	$2.61	—

(1)	These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1+
Employment Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 27, 2019).

10.2+
Restricted Stock Inducement Award Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 27, 2019).

10.3+
Notice of Grant of Restricted Stock, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 27, 2019).

10.4+
Indemnity Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 27, 2019).

10.5+
Employment Covenants Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 27, 2019).

10.6+#	Offer Letter, dated November 14, 2017, by and between the Company and Joseph DuFresne.

10.7+#	Amendment to Offer Letter, dated January 10, 2019, by and between the Company and Joseph DuFresne.

10.8+#	Letter of Understanding, dated July 12, 2019, by and between the Company and Joseph DuFresne.

10.9+#	Offer Letter, dated March 23, 2017, by and between the Company and Christine A. Herren.

10.10+#	Letter of Understanding, dated May 29, 2019, by and between the Company and Christine A. Herren.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael T. Sicoli, President, Chief Financial Officer

32.1*	Section 1350 Certification, executed by Peter D. Aquino, Chief Executive Officer

32.2*	Section 1350 Certification, executed by Michael T. Sicoli, President, Chief Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

INTERNAP CORPORATION

By:	/s/ Peter D. Aquino
Peter D. Aquino
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael T. Sicoli
Michael T. Sicoli
President, Chief Financial Officer
(Principal Financial Officer)

/s/ Christine A. Herren
Christine A. Herren
VP, Accounting and Controller
(Principal Accounting Officer)

Date: November 12, 2019