Form 10-K
period 2019-12-31
Internap Corp
filed 2020-05-08
CIK 1056386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Common Stock, par value $0.001 per share
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $59,259,736 based on a closing price of $3.01 on June 28, 2019, as quoted on the Nasdaq Global Market.
As of May 4, 2020, 25,648,870 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the Form 10-K/A to be filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly the Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections set forth below, and notes to our accompanying audited consolidated financial statements, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, ability to continue as a going concern and the consequences thereby, our ability to operate and emerge from Chapter 11 bankruptcy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "projects," "forecasts," "plans," "intends," "continue," "could" or "should," that an "opportunity" exists, that we are "positioned" for a particular result, statements regarding our vision or similar expressions or variations. These statements are based on the beliefs and expectations of our management team based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in Item 1A "Risk Factors." We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

As used herein, except as otherwise indicated by context, references to "we," "us," "our," "INAP," or the "Company" refer to Internap Corporation and our subsidiaries.

PART I

ITEM 1. BUSINESS

Recent Developments

Restructuring Support Agreement and Chapter 11

On March 16, 2020, the Company filed voluntary petitions for relief (collectively, the “Chapter 11 Cases”) under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York, White Plains Division (the “Bankruptcy Court”) under the caption In re Internap Technology Solutions Inc. et al. The Chapter 11 Cases were filed after consultation between the Company and committee of certain holders of term loans (the “Ad Hoc Committee”) under the Company’s senior secured credit facility, regarding the restructuring of the Company’s capital structure. In connection with such consultations, the Company entered into a Restructuring Support Agreement (the “RSA”) with holders (the “Consenting Lenders”) of approximately 77% of the Company’s outstanding term loans. As set forth in the RSA, including all exhibits, annexes and schedules attached thereto, the “Term Sheet”, the Company and Consenting Lenders agreed to the principal terms of a financial restructuring (the “Restructuring”) of the Company. The Restructuring is to be implemented through a prepackaged Chapter 11 plan of reorganization (the “Plan”).

The RSA contemplates a comprehensive deleveraging of the Company’s balance sheet. Specifically, the RSA and Term Sheet provide, in pertinent part, as follows:

•	The Company entered into debtor-in-possession financing structured as a delayed draw term loan (the “DIP Facility”) as discussed below.

•	The Company’s general unsecured creditors will be paid in full in the ordinary course of business.

•
The DIP Facility will convert into a priority exit facility (the “Priority Exit Facility”) upon the Company’s emergence from the Chapter 11 Cases. The Priority Exit Facility will have a 3-year maturity and bear interest at a rate of LIBOR + 1000 basis points payable in cash.

•
The Company will enter into a new term loan facility (the “New Term Loan Facility”) on the effective date of the Plan (the “Effective Date”). The New Term Loan Facility will provide for term loans in the principal amount of $225.0 million, mature 5 years after the Effective Date and bear interest at a rate of LIBOR + 650 basis points, 300 basis points of which will be paid in cash and 350 basis points will be paid in kind; provided that, at the election of the INAP board of directors post-Effective Date, 200 basis points of the LIBOR + 300 basis points cash interest may be payment in kind.

•
The lenders under the Credit Agreement dated April 6, 2017 by and among INAP, as borrower, certain of its subsidiaries as guarantors, Jefferies Finance LLC as administrative and collateral agent and the other lenders thereto (as amended, the “Credit Agreement”) will receive 100% of the new common stock initially issued by reorganized INAP post-Effective Date.

•
Holders of existing INAP common stock will receive warrants to purchase 10% of the new equity of reorganized INAP (the “Warrants”); provided that such holders provide releases. The Warrants will have a strike price calculated to imply an equity value at which the holders of claims under the Credit Agreement recover their principal amount of indebtedness under the Credit Agreement plus prepetition interest on their allowed loan claims (plus amounts outstanding under the New Term Loan Facility).

The RSA includes certain milestones for the progress of the Chapter 11 Cases, which include the dates by which the Company is required to, among other things, obtain certain court orders and consummate the Restructuring.

Financing Arrangements

New Incremental Loans

On March 13, 2020, the Company entered into an agreement to borrow $5.0 million of additional incremental term loans (the “New Incremental Loans”) under the Credit Agreement. The New Incremental Loans bear interest at a rate of LIBOR (with a 1.0% floor) + 1000 basis points.

Use of Proceeds.  The Company used the proceeds of the New Incremental Loans to, among other things, (i) fund the ordinary course payments, working capital needs and other expenditures of the Company in advance of and during the Chapter 11 Cases, (ii) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases, and (iii) pay fees and expenses related to the transactions contemplated by the New Incremental Loans in accordance with such budget.

Priority.  Priority for the New Incremental Loans are pari passu with the existing term loans under the Credit Agreement.

Affirmative and Negative Covenants.  The New Incremental Loans are subject to the same as those under the Credit Agreement, as amended by the Eighth Amendment (as hereinafter defined).

Events of Default.  The events of default for the New Incremental Loans are the same as those under the Credit Agreement, as amended by the Eighth Amendment.

Maturity.  The New Incremental Loans will mature on the earliest of: (i) September 11, 2020; (ii) the sale of substantially all of the Company’s assets; (iii) the date of the consummation of the Plan or (iv) certain accelerations of the obligations under the Credit Agreement.

Incremental and Eighth Amendment to Credit Agreement

In connection with the New Incremental Loans, the Company entered into the Incremental and Eighth Amendment to Credit Agreement (the “Eighth Amendment”) on March 13, 2020. The Eighth Amendment, among other things: (i) authorizes the incremental commitment for the New Incremental Loans under the Credit Agreement; (ii) grants additional security interests in favor of the lenders for the Company’s motor vehicles and outstanding equity interests of certain foreign subsidiaries; and (iii) adds Internap Technology Solutions Inc. as a party to the Credit Agreement.

In addition, the Eighth Amendment amended (i) the affirmative covenants to, among other things, require the Company to provide a cash receipt and disbursement budget and rolling 13-week forecasts of the same and to meet certain milestones with respect to the Chapter 11 Cases, including solicitation of the Plan, entry into the DIP Facility, and confirmation of the Plan by the Bankruptcy Court; and (ii) the negative covenants to, among other things: (A) further limit the debt the Company can borrow and repay; (B) eliminate the ability of the Company to incur liens for sale and leaseback transactions, incremental debt and equity interests and real property; (C) further limit the ability of the Company to make investments; (D) eliminate the ability of the Company to engage in mergers; (E) further limit dispositions and acquisitions of certain property; (F) eliminate the ability of the Company to pay dividends or make redemptions; (G) further limit the Company’s ability to engage in transactions with affiliates and (H) eliminate the leverage and interest coverage ratio covenants.

The Eighth Amendment further amended the events of default to provide that it will be an event of default for the New Incremental Loans if, among other things, the Company uses the proceeds from the New Incremental Loans in a manner outside of the budget, subject to certain variances or in connection with the Chapter 11 Cases, or the Company supports a plan of reorganization or disclosure statement that does not repay the obligations as set forth in the RSA.

Event of Default

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, as a result of which the principal and interest due thereunder became immediately due and payable. The ability of the lenders to enforce such payment obligations under the Credit Agreement is automatically stayed as a result of the Chapter 11 Cases, and the lenders’ rights of enforcement in respect of obligations under the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

DIP Facility

On March 19, 2020, the Company entered into a Senior Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Facility”) with Jefferies Finance LLC (“Jefferies”), as administrative agent and collateral agent, and the lenders party thereto (the “DIP Lenders”). On March 19, 2020, the Bankruptcy Court entered an interim order (the “Interim Order”) to approve the DIP Facility and the parties entered into such DIP Facility on the terms approved by the Bankruptcy Court.

The DIP Facility provides for, among other things, term loans in an aggregate principal amount of up to $75.0 million, (including the roll up of $5.0 million of New Incremental Loans) under the Credit Agreement. All loans under the DIP Facility bear interest at a rate of either: (i) an applicable base rate plus 9% per annum or (ii) LIBOR (with a floor of 1%) plus 10% per annum.

Use of Proceeds. The Company anticipates using the proceeds of the DIP Facility to, among other things: (i) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (ii) fund the working capital needs and expenditures of the Company during the Chapter 11 Cases; (iii) fund the Carve-Out (as defined below); and (iv) pay other related fees and expenses in accordance with budgets provided to the DIP Lenders.

Priority and Collateral. The DIP Lenders (subject to the Carve-Out as discussed below): (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (ii) have a first priority lien on substantially all unencumbered assets of the Company; and (iii) have a priming first priority lien on any assets encumbered by the Credit Agreement. The Company’s obligations to the DIP Lenders and the liens and super-priority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

Affirmative and Negative Covenants. The DIP Facility contains certain affirmative and negative covenants, including requiring the Company to provide to the DIP Lenders a budget for the use of the Company’s funds and the achievement of certain milestones for the Chapter 11 Cases, among other covenants customary in debtor-in-possession financings.

Events of Default. The DIP Facility contains certain events of default customary in debtor-in-possession financings, including: (i) the failure to pay loans made under the DIP Facility when due; (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; (iii) certain violations of the Restructuring Support Agreement dated March 13, 2020, between the Company and the lenders party thereto; and (iv) the failure of the Company to use the proceeds of the loans under the DIP Facility as set forth in the budget (subject to any approved variances).

Maturity. The DIP Facility will mature on the earliest of (i) September 16, 2020; (ii) the date on which the loans under the DIP Facility become due and payable, whether by acceleration or otherwise; (iii) the effective date of the Plan; (iv) the sale of substantially all of the assets of the Company; (v) the first business day on which the order approving the DIP Facility by the Bankruptcy Court expires by its terms, unless a final order has been entered and become effective prior thereto; (vi) the conversion or dismissal of the Chapter 11 Cases; (vii) dismissal of any of the Chapter 11 Cases unless consented to by the DIP Lenders or (viii) the final order approving the DIP Facility by the Bankruptcy Court is vacated, terminated, rescinded, revoked, declared null and void or otherwise ceases to be in full force and effect.

Nasdaq Delisting

On March 17, 2020, INAP received a letter (the “Nasdaq Letter”) from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) notifying INAP that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, INAP’s common stock will be delisted from The Nasdaq Stock Market (“Nasdaq”). The Nasdaq Letter stated that the Staff’s determination was based on: (i) the filing of the Chapter 11 Cases and associated public interest concerns raised by such Chapter 11 Cases; (ii) concerns regarding the residual equity interest of the existing listed securities holders; and (iii) concerns about INAP’s ability to sustain compliance with all requirements of continued listing on Nasdaq.

INAP elected not to appeal this determination to a Nasdaq Hearings Panel and the trading of the common stock was suspended at the opening of business on March 26, 2020, and a Form 25-NSE was filed with the Securities and Exchange Commission (the “SEC”), which removed the common stock from listing and registration on Nasdaq. INAP’s Common Stock is quoted on the Over-the-Counter (“OTC”) Market under the symbol “INAPQ.”

Going Concern and Financial Reporting

The Company has experienced negative financial trends, such as operating losses, working capital deficiencies, negative cash flows and other adverse key financial ratios. These trends, along with the resulting liquidity constraints and debt covenant compliance considerations, led to INAP’s Chapter 11 Cases, which raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information concerning our bankruptcy proceedings under the Chapter 11 Cases, see Note 2, "Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements and Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Our Company

We are a global provider of premium data center infrastructure, cloud solutions, and network services. We provide comprehensive solutions to our customers through our full-spectrum portfolio of services, including high-density colocation facilities, managed cloud hosting, and high performance network connectivity.

We are targeting a large addressable market of business and enterprise customers, who range in size from Fortune 500 companies to emerging startups. We provide highly secure and redundant critical infrastructure across 21 major markets around the world. The locations of our facilities are strategically situated in metropolitan markets, primarily in North America, but with an extended reach through 94 network Points of Presence ("POPs") around the world.

We have over one million gross square feet in our portfolio and approximately 600,000 square feet of sellable data center space. Of the 21 major markets in our portfolio, we have a presence in 12 of the top 15 Metropolitan Statistical Areas ("MSAs") in the United States. Our major markets include: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, New York/New Jersey, Northern Virginia, Phoenix, Seattle, and Silicon Valley. In addition, we have a strong presence in Montreal, the second largest city in Canada. Outside of North America, we have a strategic footprint in Amsterdam, Frankfurt, London, Hong Kong, Singapore, Sydney, Tokyo and Osaka.

In addition, we operate a global IP network capable of delivering connectivity and high performance IP and optimizing quality of service for the most sophisticated customers. The network is designed to serve customers who require redundancy and low latency transport, as well as end-to-end traffic monitoring. Our network interconnects our customers through our data centers and POPs around the world, giving INAP significant footprint and global reach to access internal workloads, cloud service providers and the public internet.

Our Business

The IT infrastructure services market comprises a range of offerings that have emerged in response to shifting business and technology drivers. INAP competes specifically in the markets for colocation, hosting and Infrastructure-as-a-Service ("IaaS") solutions.

Multi-tenant data center providers such as INAP can meet the growing demand for off-premises infrastructure deployments through colocation, complex managed hosting, and network connectivity. Our IaaS model is designed to be flexible and scalable to keep pace with growth trends in mobility, services that require low latency and performance, and ultimately the Internet of Things ("IoT"). We aim to meet the needs of enterprises who are shifting workloads that were historically on-premise to off-premise colocation, hosted private clouds, on-ramp to public cloud environments, or some hybrid environment. We believe that the interconnection of these environments will provide customers with a range of solutions that meets their needs over a sustainable planning horizon.

Our Competitive Strengths

High Quality Data Center Facilities in Key Metropolitan Areas. We provide services in high quality facilities across 21 major metropolitan areas in nine countries. Our facilities are geographically diversified so that no one metropolitan area represents more than 15% of our total revenue. Our data center footprint is significant, with over one million gross square feet under management and approximately 600,000 square feet of sellable data center space. A significant portion of this sellable space is in our fourteen (14) ‘flagship’ data center properties, which are best-in-class facilities where we are the sole tenant, designed and constructed to specifications to support the highest criteria of security, redundancy, and performance. We are present primarily in the top MSAs in North America where we believe we touch a large addressable market of businesses and enterprises who need the products and services we offer and positions us to expand our market share and drive revenue growth.

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

Full-Spectrum, High Performance Data Center, Cloud and Network Solutions. We believe our full-spectrum data center, cloud and network solutions are positioned to capture the growing demand for outsourced IT infrastructure, regardless of deployment model or service requirement. Whether an enterprise requires small or hyperscale colocation, private or public cloud, or a mix of these services in a multi-cloud or hybrid environment, we can support them, and we connect all of our locations with our Performance IP™ service. Through a combination of automation platforms and highly-skilled technical engineering, we are able to deliver best-in-class connectivity, speed, resiliency, and scalability around the world. We use technology and processes to optimize data routes, manage complex IT environments, and deliver a premium service that customers seek out for full solutions.

Diverse Customer Base. As of December 31, 2019, we have approximately 10,000 customers across various industries, including healthcare, advertising, technology, finance, technology infrastructure, gaming, and software. Our customer base is not concentrated in any particular industry; in each of the past three years, no single customer accounted for 10% or more of our revenues.

Market Opportunity

We compete in the large and growing market for IT infrastructure services (outsourced data center, compute resources, storage, network services, and managed services). Enterprises continue to migrate from on-premise IT environments to outsourced services: colocation, managed hosting, private and/or public clouds.

Three complementary macro-level trends are driving demand for IT infrastructure services: the rapid growth of the digital economy, the increases in outsourcing of IT, and the emergence of IoT.

The Growth of the Digital Economy

The digital economy continues to impact business models with a new generation of software and networked applications. Widespread adoption of mobile devices combined with rising expectations around the performance and availability of both consumer and business applications places increasing pressure on enterprises to deliver a seamless end-user experience on any device at any time in any location. Simultaneously, Software-as-a-Service models have changed data usage patterns with information traditionally maintained on individual machines and back-office servers which are now being streamed across the Internet. These applications require predictable performance and data security.

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

The Outsourcing of IT Infrastructure

On-premise IT infrastructure still accounts for the largest overall share of the market but is in rapid decline due to workloads shifting to outsourced infrastructure models, such as colocation and cloud computing. This trend favors data center and cloud service providers that can offer a range of solutions to cater to the varying needs of medium and large enterprise IT. We expect that many customers will need technical expertise provided by companies like ours to migrate, secure, and manage third party public cloud workloads, particularly as dependence on cloud solutions and computing is expected to increase.

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

Our Growth Strategy

Our objective is to increase market share and deliver profitable growth as a trusted partner to our customers. We aim to offer complete solutions that utilize some or all of our full-spectrum of data center, cloud, and/or network services for businesses globally. Our strategy is driven by both organic and inorganic activities:

Improve Performance of Technical and Economic IT Outcomes for Global Organizations. By taking an application-driven approach to solution design and engineering, along with the use of our innovative automation platforms, we partner with IT managers to deploy solutions specifically aligned with their needs, reducing unnecessary complexities and costs. Regardless of deployment model (i.e., colocation, bare metal, complex managed hosting, private cloud, or managed AWS/Azure), we have the expertise and tools to support the right mix of infrastructure to optimize both technical and economic solutions.

Increase Brand Awareness. Continued focus on our go-to-market efforts through sales and marketing are intended to give broader awareness to our full-spectrum of data center, cloud and network solutions. Investments in marketing initiatives, sales training, and overall brand coverage are designed to give greater attention and coverage to us and support the efforts of our quota bearing sales representatives with both prospective and existing customers.

Expand IT Wallet Share with our Existing Customer Base. With our growing portfolio of data center and cloud services, and a customer base of approximately 10,000, we have the opportunity to support our customers’ expansion needs with production, test, development, and disaster recovery offerings in addition to 24/7 managed services. Customers desire a single trusted partner that can offer them solutions for their needs today, as well as their projected needs of the future. Our "land and expand" approach to customer lifecycle management enables us to remain tied closely to the customer’s IT and business roadmap and anticipate their evolving needs. We are staffed with account management and customer success organizations that align with our strategy to grow in these efforts.

Increase Scale and Capabilities. After our emergence from the Chapter 11 Cases, we expect to continue to look for strategic acquisitions, joint ventures or partnership opportunities that would add to or strengthen our service portfolio, expand our geographic reach or increase the scale of our business.

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

Data Center Locations

We offer premier data center services in 21 metropolitan markets worldwide, across 50 locations. The summary of locations is provided below.

North America			Europe	Asia Pacific
Atlanta (2)	Los Angeles (2)	Phoenix (3)	Amsterdam (4)	Hong Kong (2)
Boston	Miami	Seattle (2)	Frankfurt	Osaka
Chicago (3)	Montreal (4)	Silicon Valley (5)	London (3)	Singapore (3)
Dallas (3)	New York/New Jersey (3)			Sydney
Houston	N. Virginia/ DC (2)			Tokyo (3)

Network Locations

INAP provides network services at 94 POPs around the world, including the locations listed above. The summary of POP locations is provided below.

North America			Europe	Asia Pacific
Atlanta (4)	Los Angeles (7)	Phoenix (5)	Amsterdam (4)	Hong Kong (2)
Boston (3)	Miami (2)	Sacramento	Frankfurt (2)	Osaka
Chicago (5)	Montreal (6)	Seattle (3)	London (4)	Singapore (5)
Dallas (3)	New York/New Jersey (8)	Silicon Valley (11)		Sydney
Denver (2)	Northern Virginia/DC (8)	Toronto		Tokyo (3)
Houston	Philadelphia (2)

Cloud

Cloud services involve providing compute resources and storage services on demand via an integrated platform, connected with our Performance IP™ network fabric for low latency connectivity.

Bare Metal

Our Bare Metal Service is intended for workloads and applications that demand robust compute and reliable performance in a high-performance, single-tenant hosting solution.

Private Cloud

Private Cloud dedicates cloud computing resources to a single client that is either logically isolated (multi-tenant) or physically isolated (single tenant) from other users. Compute resources are reserved and dedicated for that client alone. Benefits of our private cloud include high levels of security, right-sized to the needs of the workloads, automated for speed of deployment, and transparent for direct visibility into ongoing environmental health.

Managed Third Party Cloud

24x7x365 technical and account support for third party cloud services. Our expertise, solution design, deployment and security allow our customers to focus on their business, not on their cloud infrastructure.

Disaster Recovery-as-a-Service ("DRaaS")

DRaaS offers protection to a customer’s business reputation by ensuring their applications work for their internal users and their customers during adverse IT events. DRaaS is a secondary environment in a geographically diverse location that enables our customers to continue operations during downtime of their primary production environments.

Cloud Backups

Offsite cloud backups provide a simple, affordable and secure way to satisfy data protection needs.

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

Network

Network services includes our patented Performance IP™ service, content delivery network services, and IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple major Internet backbones, our IP connectivity provides high performance and highly reliable delivery of content, applications and communications to end users globally.

Corporate Information

We incorporated in Washington in 1996 and reincorporated in Delaware in 2001. Historically, our common stock was listed on the Nasdaq Global Market under the symbol "INAP." On March 26, 2020, our common stock was delisted from Nasdaq and now is quoted on the OTC Market under the symbol “INAPQ.” Our principal executive offices are located at 12120 Sunset Hills Road, Suite 330, Reston, Virginia 20190.

Competition

The market for Internet infrastructure services is intensely competitive, remains highly fragmented and is characterized by rapid innovation, price sensitivity and consolidation. We believe that the principal factors of competition for service providers in our target markets include breadth of product offering, product features and performance, level of customer service and technical support, price, brand recognition and strength of company financial position. We believe that we can compete on the basis of these factors to varying degrees, but many of our competitors are larger and better capitalized than we are and have additional flexibility, particularly while we are in Chapter 11 bankruptcy. Our current and potential competition primarily consists of colocation providers, managed service and hosting providers, public and private cloud providers and network service providers.

Intellectual Property

Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our IT infrastructure services and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and contractual restrictions to protect our proprietary technology. As of December 31, 2019, we had 18 patents (15 issued in the United States and 3 issued internationally) that extend to various dates between 2020 and 2033, and 20 registered trademarks in the United States. Although we believe the protection afforded by our patents, trademarks and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent, trademark and trade secret laws. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

Employees

As of December 31, 2019, we had approximately 540 employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We generally believe our labor relations to be good.

Available Information

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Risks Related to the Chapter 11 Cases

On March 16, 2020, we filed voluntary petitions commencing the Chapter 11 Cases under the Bankruptcy Code. The Chapter 11 Cases and the Restructuring may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases and the Restructuring may have a material adverse impact on the trading price, and the Plan will result in the cancellation and discharge of our securities, including our common stock. The Plan governs distributions to and the recoveries of holders of our securities.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 16, 2020, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic financial alternatives to address our liquidity and capital structure, including strategic financial alternatives to restructure our indebtedness. These efforts led to the execution of the RSA on March 16, 2020 and the filing of the Chapter 11 Cases.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the Restructuring rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Although we remain committed to providing safe, reliable IT services and we believe that we have sufficient resources to do so, customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.

Other significant risks include or relate to the following:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to consummate the Plan and emerge from bankruptcy protection;

•	the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders;

•	increased advisory costs to execute the Restructuring;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan; and

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations.

Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

The RSA contemplates the consummation of the Plan through a prepackaged plan of reorganization, but there can be no assurance that we will be able to consummate the Plan on the terms or on the timelines contemplated by the Plan. A prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers, landlords, vendors and employees, among other third parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan. If we are unable to consummate the Plan, we may be forced to convert the Chapter 11 Cases into Chapter 7 proceedings and liquidate our assets.

In addition, the occurrence of the Effective Date of the Plan is subject to certain conditions and requirements that may not be satisfied or waived. Some of these conditions may be out of our control or subject to actions by third parties.

The Plan may not become effective.

The Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied or waived and, therefore, that the Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Plan. If the effective date of the Plan is delayed, we may not have sufficient cash or other sources of liquidity available to operate our business. In that case, we may need new or additional financing, which may increase the cost of consummating the Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.

We may not be able to obtain Bankruptcy Court confirmation of the Plan or may have to modify the terms of the Plan.

Even if the Plan is approved by each class of holders of claims and interests entitled to vote, the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and may choose not to confirm the Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for us, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, the debtors, liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met and there can be no assurance that the Consenting Lenders will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment than the treatment currently anticipated to be included in the Plan based upon the agreed terms of the RSA and Term Sheet. Such less favorable treatment could include a distribution of property (including the new common stock of reorganized INAP or another class of Warrants) to the class affected by the modification of a lesser value than currently anticipated to be included in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy, which could result in, among other things, incurred costs and expenses.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan, or any other plan of reorganization, is consummated, we may continue to face a number of risks, such as significant competition in the IT space, other changes in economic conditions, whether as a result of COVID-19 or other factors, changes in our industry, changes in demand for our services and increasing expenses. Accordingly, we cannot guarantee that the Plan, or any other plan of reorganization, will achieve our stated goals.

Furthermore, even if we implement the Restructuring with the goal of adjusting our balance sheet through the Plan or another plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.

The Plan or another plan of reorganization that we may implement will be based upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to successfully execute such plan.

The Plan or any other plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to appropriately adjust or otherwise change our capital structure and debt profile; (ii) our ability to obtain adequate liquidity and financing sources, if at all; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions and conditions of the industries in which we compete, particularly in light of the economic disruptions caused by COVID-19. The failure of any of these factors could materially adversely affect the successful reorganization of our business and our ability to implement the Plan.

In addition, the Plan or any other plan of reorganization, will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our plan of reorganization.

Our cash flows may not provide sufficient liquidity during the Chapter 11 Cases. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

Our ability to fund our operations and our capital expenditures requires a significant amount of cash. Our current principal sources of liquidity include the available borrowing capacity under our DIP Facility and cash flow generated from operations. If our cash flow from operations decreases, we may not have the ability to expend the capital necessary to maintain or improve our current operations, negatively impacting our future revenues.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited, if any, access to additional financing due to, among other things, the covenants contained in our DIP Facility. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with negotiating alternatives to entering Chapter 11, eventual negotiation and preparation for the filing of the Chapter 11 Cases and negotiation of funding sources, including the DIP Facility. We expect that we will continue to incur significant professional fees and costs throughout the pendency of the Chapter 11 Cases. Although we expect the Chapter 11 Cases to be completed with deliberate speed based on the milestones in the RSA, we may not be able to comply with the covenants of our DIP Facility and our cash on hand and cash flow from operations may not be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Facility, (ii) our ability to comply with the terms and conditions of any order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to confirm and consummate the Plan or other alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.

We may be unable to comply with restrictions or with budget, liquidity, or other covenants imposed by the agreements governing our DIP Facility. Such non-compliance could result in an event of default under the terms of the DIP Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Covenants of the DIP Facility will include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting indebtedness or liens or making investments or dispositions unless specifically permitted. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant, could result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies allowable by the agreements governing the DIP Facility.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after March 16, 2020. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements, if any, may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. The Plan will result in the cancellation of our common stock.

Under the Plan, all existing equity interests in INAP common stock will be extinguished. Amounts invested by the holders of our common stock will not be recoverable and such securities will have no value. Trading prices for INAP’s securities may bear little or no relationship to the actual recovery, if any, by holders of INAP’s securities in the Chapter 11 Cases. INAP expects that its equity holders will experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain of the RSA Parties may terminate the RSA. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new Plan would be as favorable as contemplated by the RSA.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to March 16, 2020 or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan. Any claims not ultimately discharged pursuant to the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, the Consenting Lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails, among other things, preparation and filing of appropriate motions with the Bankruptcy Court and one or more hearings. It is possible that third parties may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions.

This process may delay major transactions and limit our ability to respond in a timely manner to adapt to changing market or industry conditions or to take advantage of certain opportunities. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe to be beneficial to us.

The commencement of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business and, as a result, our financial condition and results of operations.

We may experience employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty, particularly in conjunction with remote working arrangements as a result of COVID-19. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which could have a material adverse effect on our financial condition, liquidity and results of operations. Although we have entered into retention arrangements with certain of our senior executives, there is no assurance that such retention agreements will be sufficient to retain their services.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases. Although we have engaged experienced professionals to assist in our communication strategies, there is no guarantee that such strategies will operate as we intend.

The Plan contemplates that we will be a privately held company after emergence from the Chapter 11 Cases, which would result in less disclosure about us and may negatively affect our ability to raise additional funds.

Upon the Effective Date of the Plan, we anticipate being a privately held company due to no longer meeting the requirements for filing periodic or current reports under Section 12 of the Exchange Act. In connection with the Plan, we intend to file a Form 15 to voluntarily deregister our securities under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. Following deregistration, we do not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws. These actions will result in less disclosure about us and may negatively affect our ability to raise additional funds.

The filing of the Chapter 11 Cases could detrimentally affect the trading liquidity of our common stock.

On March 17, 2020, Nasdaq notified us of its determination to delist our common stock from Nasdaq under its applicable rules. We did not appeal this determination and our common stock was delisted on March 26, 2020. Our common stock is currently quoted on the OTC under the symbol “INAPQ.” However, we cannot assure you that the quotation or trading of our common stock on the OTC or any other alternative market will provide sufficient trading liquidity.

Securities quoted or traded on alternative markets such as the OTC generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of (i) investors that will consider investing in the securities, (ii) market makers in the securities, and (iii) securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

The delisting of our common stock could impair our ability to incentivize key personnel through equity-based compensation or to use our equity for other strategic purposes. A number of institutional investors have investment policies that prohibit them from trading in securities listed on an over-the-counter market. Similarly, many brokers may be restricted from recommending over-the-counter securities to their customers due to their firm’s trading policies or applicable regulations of self-regulatory agencies. As a result, investors may find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, which would significantly limit the liquidity of our common stock and may adversely affect the demand for and market price of our common stock.

The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. For these and other reasons, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

We cannot predict the amount of time needed in Chapter 11 to implement the Plan, and lengthy Chapter 11 cases could disrupt its businesses, as well as impair prospects for reorganization on terms contained in the Plan and possibly provide an opportunity for other plans to be proposed
We cannot be certain that the Chapter 11 Cases, commenced solely for the purpose of implementing the Plan, would be of relatively short duration (e.g., 45 to 65 days) and would not unduly disrupt our businesses. It is impossible to predict with certainty the amount of time needed in bankruptcy, and we cannot be certain that the Plan will be confirmed. Moreover, the Bankruptcy Code limits the time during which a debtor has an exclusive right to file a plan before other proponents can propose and file their own plan.

Any additional time we spend in the Chapter 11 process would also involve additional expenses and divert the attention of management from operation of the businesses, as well as create concerns for personnel, vendors, suppliers, service providers, and customers. The disruption that extended time in Chapter 11 cases would inflict upon our businesses would increase with the length of time needed to complete the Restructuring, and the severity of that disruption would depend upon the attractiveness and feasibility of the Plan from the perspective of the constituent parties, including suppliers, service providers, vendors, personnel, and customers. Significant delay may result in the termination of the RSA or the DIP Facility due to missed milestones, other termination events, or other applicable events of default.

If we are unable to obtain confirmation of the Plan on a timely basis for any reason, we may be forced to operate in Chapter 11 for an extended period while trying to develop a different Chapter 11 plan that can be confirmed. Protracted Chapter 11 cases would increase both the probability and the magnitude of the adverse effects described above.

We may be unable to obtain confirmation of the Plan
Although we believe that the Plan will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the Bankruptcy Court will reach the same conclusion. Moreover, there can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not be sufficiently material as to necessitate the re-solicitation of votes on the Plan.
If the Plan is not confirmed, there can be no assurance the Chapter 11 Cases will continue rather than be converted into Chapter 7 liquidation cases or that any alternative Chapter 11 plan or plans would be on terms as favorable to the holders of claims and interests as the terms of the Plan. If a liquidation or protracted reorganization of our bankruptcy estate were to occur, there is a substantial risk that our going concern value would be substantially eroded.

There is a risk that certain parties could oppose and object to either the entirety of the Plan or specific provisions of the Plan. Although we believe that the Plan complies with all relevant Bankruptcy Code provisions, there can be no guarantee that a party in interest will not file an objection to the Plan or that the Bankruptcy Court will not sustain such an objection.

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

Failure to retain existing customers or attract new customers could cause our revenue to decline.

In addition to adding new customers, we must sell additional services to existing customers and encourage them to increase their usage levels to increase our revenue. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, do not think that we can deliver on providing or do not provide the proper technological solutions or industry standard services, or the perception that our financial and operation condition is not sound, we may not be able to retain our current customers or attract new ones. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these agreements may not be renewed at the same price or level of service, if at all. Due to the upfront costs of implementing IT infrastructure services, if our customers do not renew or cancel their agreements, we may not be able to recover the initial costs associated with bringing additional IT infrastructure on-line.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

•	their level of satisfaction with our services;

•	our ability to provide features and functionality demanded by our customers;

•	the prices of our services compared to our competitors;

•	technological advances that allow customers to meet their needs with fewer infrastructure resources;

•	perceptions regarding us, our prospects and our financial and operating results, including as a result of filing the Chapter 11 Cases;

•	mergers and acquisitions affecting our customer base; which include a significant number of technology customers that are potentially attractive acquisition targets; and

•	reduction in our customers’ spending levels or economic decline in our customer’s markets.

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

Our strategic decision to invest capital in expanding our data center, cloud and IT infrastructure services is based on, among other things, significant assumptions related to expected growth of these markets, our IT solutions program, our competitors’ perceived or actual plans and current and expected server utilization and data center occupancy rates. Adding data center space involves capital outlays well ahead of planned usage. Although we believe we can accurately project future space needs in particular markets, these plans require significant estimates and assumptions based on available market data. We have no way of ensuring the data or models we use to deploy capital into existing markets, or to create new markets, has been or will be accurate, particularly as technology and industry standards evolve. In addition, our investments may be impacted by the restrictions contained in our DIP Facility and as a result of filing the Chapter 11 Cases. Errors or imprecision in these estimates, especially those related to our cost of capital, customer demand or our competitors’ plans, could cause actual results to differ materially from our expected results and could adversely affect our business, consolidated financial condition, results of operations and cash flows.

We may experience difficulties in executing our capital investment strategy to expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities.

As part of our strategy, we may continue to expand our IT infrastructure services and may encounter challenges and difficulties in implementing our expansion plans. This could cause us to grow at a slower rate than projected in our capital investment modeling strategy. These challenges and difficulties relate to our ability to:

•	identify and obtain the use of locations meeting our selection criteria on competitive terms, if at all;

•	estimate costs and control delays for our services;

•	obtain necessary permits on a timely basis, if at all;

•
generate sufficient cash flow from operations or through current or additional debt or equity financings to support these expansion plans, particularly while we are in Chapter 11 bankruptcy and subject to the restrictions contained in our DIP Facility;

•	establish or retain key relationships with IT infrastructure providers and other third party vendors required to deliver our services;

•	obtain the necessary power density, upgrades and supply from local utility companies at competitive rates;

•	hire, train, retain and manage sufficient operational and technical employees and supporting personnel;

•	avoid labor issues impacting our suppliers, such as a strike; and

•	identify and obtain contractors that perform on the agreed upon contract performance.

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

Power outages, including, but not limited to those relating to large storms, hurricanes, terrorism, earthquakes, fires or other natural disasters or due to the breakout of disease or pandemics, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure necessary for power generation in adverse conditions, including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.

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

Many of our competitors for cloud services have substantially greater financial resources and may also adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services. Other competitors may be financed in a manner which can allow them to experience losses for long periods of time in order to gain market share. Such competitive actions could cause us to lower prices for certain products or services to remain competitive in the market. In addition, we have seen and may continue to see increased competition for colocation services from wholesale data center providers, such as services from large real estate companies. Rather than leasing available space to large single tenants, wholesale data center providers may decide to convert the space instead to smaller units designed for retail colocation use. As a result of such competition, we could suffer from downward pricing pressure and the loss of customers, which would negatively impact our business, financial condition and results of operations.

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

Many of our IT infrastructure services are complex and require substantial sales efforts and technical consultation to implement. A customer’s decision to outsource some or all of its IT infrastructure typically involves a significant commitment of resources. Some customers may be reluctant to purchase our services due to their inability to accurately forecast future demand, delay in their internal decision-making, uncertainty over economic conditions or our ability to provide those services, particularly while we are in Chapter 11 bankruptcy, or inability to obtain necessary internal approvals to commit resources. We may expend time and resources pursuing a particular sale or customer that does not result in revenue or the revenue is less than we originally forecast when we pursued the customer. Delays due to the length of our sales cycle may harm our ability to meet our forecasts and materially and adversely affect our revenues and operating results.

We may fail to obtain or lose customers if they elect to develop or maintain some or all of their IT infrastructure services internally.

Our current and potential customers may decide to develop or maintain their own IT infrastructure rather than outsource to service providers like us. These in-house IT infrastructure services could be perceived to be superior, more secure or more cost effective compared to our services. If we fail to offer IT infrastructure services that compete favorably with in-sourced services or if we fail to differentiate or effectively market our IT infrastructure services, we may lose customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business, consolidated financial condition and results of operations would suffer as a result.

In addition, our customers’ business models may change in ways that we do not anticipate, and these changes could reduce or eliminate our customers’ needs for our services. If this occurs, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments in the future, it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

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

A number of widespread and disabling attacks on public and private networks have occurred in the past in our industry. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, hardware limitations, software vulnerabilities, inexperienced personnel, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could cause us to be liable for damages under agreements with our customers and fines and penalties to governmental or regulatory agencies, and our reputation could suffer, thereby resulting in a loss of current customers and deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under unsolicited commercial e-mail, or 'spam', regulations. Even the perception that our networks are lacking proper data security protocols could impact our business and result in the loss of customers.

In the past, third parties have occasionally circumvented some of these industry-standard measures. We can offer no assurance that the measures we implement will not be circumvented. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, divert management’s attention, or otherwise adversely affect our business. Affected customers might file claims against us under such circumstances or governmental entities may fine or otherwise sanction us, and our insurance may not be available or adequate to cover these claims.

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

The 2017 order reclassified broadband Internet access back to be an "information service," eliminating the common carrier regulation (including blocking, throttling, and paid prioritization) and the FCC’s jurisdiction for imposing that type of regulation. Instead, broadband providers are subject only to a transparency requirement. On appeal, the D.C. Circuit upheld most of the 2017 order, but overturned the FCC’s decision to broadly prohibit state regulation of broadband Internet service, explaining that the FCC’s authority is limited to deciding on a case-by-case basis whether state laws actually conflict with the order. A petition for reconsideration is pending. If the request for reconsideration is successful, or the U.S. Supreme Court decides to take the case and reverses, some or all of the 2015 restrictions could become applicable once again. Proposals to impose Open Internet-style regulations are also pending in other governmental bodies, including the U.S. Congress and some states (which would face preemption challenges but on a narrower basis given the D.C. Circuit’s ruling). In light of these changes, challenges, and proposals, it is unclear what Open Internet regulations may exist in the future.

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

In another pending rulemaking, the FCC is proposing to regulate Internet-based video programming providers as multi-channel video programming distributors ("MVPDs") as it currently regulates established cable television providers and satellite providers. Approximately three years ago, during the previous administration, the FCC tentatively concluded that the traditional definition of MVPD requiring ownership of the video transmission path should be expanded to include Internet-based video programmers. Though it is unclear if the FCC will ever issue the proposed rules, if it does so, this proceeding could directly impact the ability of a number of our customers to compete for video programming, and thereby impact the future use of our services.

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

If we fail to comply with privacy rules and regulations implemented by local or foreign governments and agencies, our business could be adversely affected, and we could face claims for liabilities.

On January 1, 2020, the California Consumer Privacy Act of 2018 ("CCPA") went into effect. Regulatory enforcement of the CCPA begins July 1, 2020. The CCPA imposes requirements on for-profit companies that conduct business in California, that collect or use personal information of California residents and that have gross revenues of over $25.0 million. The CCPA applies to companies that meet this description regardless of whether the company has physical operations in California. We have adopted internal and external policies, procedures and contracts governing our collection of data to the extent effected by and subject to the statutory provisions of the CCPA. The Attorney General for the State of California has not released final regulations implementing CCPA. Additionally, there exists the possibility that CCPA will be significantly amended by the California legislature or through a 2020 ballot initiative. We continue to monitor for the publication of the final regulations and are tracking the potential for amendments to the CCPA.

Our actual or alleged failure to comply with the CCPA could result in enforcement actions, and significant penalties against us. Our actual or alleged failure to protect personal data under the CCPA could result in a private right of action being brought against us. Both of these risks could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations. The EU’s General Data Protection Regulation ("GDPR")

prohibits companies from transferring European Economic Area ("EEA") residents’ personal data from the EEA to a non-EEA country, unless the European Commission has deemed the laws of that country to provide 'adequate' protection for personal data or appropriate safeguards are in place or one of the specific derogations set forth in GDPR applies. Other than data transfers covered by the EU-U.S. Privacy shield ("Privacy Shield") framework, the European Commission has concluded that U.S. data privacy law is does not meet EU adequacy requirements. The European Commission does not consider U.S. data privacy laws to be adequate for outside transfers covered by the Privacy Shield framework. INAP and certain of its subsidiaries are certified to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, which provide a legal framework for the transfer of personal data of EU and Swiss data subjects to the U.S. under EU and Swiss law. Privacy Shield, among other things, requires companies in the U.S. that receive personal data from the EU and Switzerland to adhere to certain privacy principles. Companies that certify to Privacy Shield, but fail to abide by its requirements, could be subject to enforcement actions by EU and Swiss data protection authorities or the U.S. Federal Trade Commission.

On October 23, 2019, the European Commission published a report in which it confirmed that Privacy Shield continues to ensure an adequate level of protection for personal data transferred from the EU to the U.S. The European Commission did, however, recommend that further steps should be taken to better ensure the effective functioning of the Privacy Shield in practice. Following the United Kingdom’s withdrawal from the EU on January 31, 2020, in order for Privacy Shield certified companies to transfer the personal data from the UK to the U.S., companies will need to comply with certain, additional requirements. Companies that are not certified under Privacy Shield may rely on other lawful data transfer mechanisms, such as standard contractual clauses or (for intra-company cross-border data transfers) binding corporate rules. Companies that transfer personal data from the EEA to the U.S. without an appropriate data transfer mechanism in place or in a circumstance where one of the GDPR’s specific derogations do not apply could be subject to enforcement actions by EU member state data protection authorities.

In addition to laws regulating the cross-border transfer of personal data, the GDPR, which went into effect on May 25, 2018, imposes requirements on all companies that offer goods and services to, or monitor the behavior of, data subjects in the EU. The GDPR applies to companies that meet this description regardless of whether such companies have physical operations in the EU. In light of these developments, we adopted internal and external policies, procedures, and contracts governing our processing of data that is subject to the GDPR, including the cross-border transfer of such data from the EEA to the U.S. We continue to monitor the regulation and enforcement of data privacy regulations as these regulations continue to evolve.

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

The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including allegations of defamation, invasion of privacy, copyright infringement or other similar claims under Digital Millennium Copyright Act, other legislation and common law. In addition, there are other potential customer activities, such as online gambling (if illegal in such state) and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

If we fail to comply with telecommunications services regulations our business could be negatively affected.

We must comply with various regulatory requirements to provide certain network services, such as the filing of tariffs, annual reports and universal service reports with governmental authorities. We also must comply with state consumer protection laws in every state in which we operate, which are subject to frequent changes and occasional uncertainty as to their application to us. Failure to comply with any of these requirements could negatively impact our business.

We depend on third party suppliers for key elements of our IT infrastructure services and products. If we are unable to obtain these elements on a cost- effective basis, or at all, or if such services are interrupted, limited or terminated, our growth prospects and business operations may be adversely affected.

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

In addition, we currently purchase infrastructure equipment such as servers, routers, switches and storage components from a limited number of vendors. We do not carry significant inventories of the equipment we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor, a vendor's bankruptcy or a vendor’s refusal to sell us equipment could delay any build-out of our infrastructure and increase our costs or even cause us to fail to provide services to any of our customers on a timely basis. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could materially and adversely affect our results.

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

Our business depends on providing customers with highly-reliable services. We must protect our IT infrastructure and our customers’ data and their equipment located in our data centers. The services we provide in each of our data centers are subject to failure resulting from numerous factors, including:

•	human error or accidents;

•	physical or electronic security breaches;

•	network connectivity downtime;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	improper maintenance by the landlords of the buildings in which our data centers are located;

•	water damage, extreme temperatures and fiber cuts;

•	power loss, utility interruptions or equipment failure;

•	sabotage, vandalism and terrorism, pandemics; and

•	failure by us or our vendors to provide adequate service or maintenance to our equipment.

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

We do not own the facilities occupied by our current data centers, but occupy them pursuant to commercial leasing arrangements. Generally, our leases provide us with the opportunity to renew the leases at our option for periods typically ranging from five to ten years. Many of these options provide that rent for the renewal period will be the fair market rental rate at the time of renewal. If the fair market rental rates are higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. In addition, we have long-term agreements for certain of the leased properties which extend beyond ten years and such agreements specify the rental rates for such long-term periods. If rental rates drop in the near term, we would not be able to take advantage of the drop in market rates until the expiration of the then-existing lease.

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

The growth of our business depends on our ability to continue to develop and successfully implement effective and efficient business support policies, processes and internal systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

•	sourcing, evaluating and targeting potential customers and managing existing customers;

•	implementing customer orders for services;

•	delivering these services;

•	timely billing and collection for these services;

•	budgeting, forecasting, tracking and reporting our results of operations;

•	maintaining the Company’s internal control over financial reporting and

•	providing technical and operational support to customers and tracking the resolution of customer issues.

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

We depend, and will continue to depend in the foreseeable future, on the services our Chief Executive Officer, Peter Aquino, and other key personnel, which may consist of a relatively small number of individuals that possess sales, research and development, engineering, marketing, financial, legal, technical and other skills that are critical to the operation of our business. The ability to retain officers and key senior employees is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing management and key personnel, and continue to compensate such individuals competitively, particularly in Chapter 11 bankruptcy. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder our ability to effectively compete in the various industries in which we operate.

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

Any inability to identify and integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. As we complete acquisitions, we may encounter difficulty in incorporating acquired personnel, technologies and services into our offerings while maintaining the quality standards that are consistent with our business operations, brand and reputation. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash, require us to borrow funds on terms that are less advantageous than our current borrowing arrangements or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve and adversely impact our business and results of operations.

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

We may become involved in various types of litigation or other legal proceedings that may adversely impact our business.

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Even if any individual matter is not material to our business, the effect of such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses even if the claims are without merit.

Furthermore, because such matters are inherently unpredictable, there can be no assurance that the results of any of these matters will not have an adverse impact on our business, results of operations, financial condition, or cash flows. While we are protected by the automatic stay as a result of filing of the Chapter 11 Cases, litigation may be resolved against us after the conclusion of the Chapter 11 Cases.

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years and may experience similar issues in the future. Many major economies worldwide could enter significant economic slowdowns or recessions and continue to experience economic weakness, with the potential for another economic downturn to occur. For example, in early 2020, certain economies and economic conditions have experienced turmoil due to outbreaks of the coronavirus (COVID-19). To the extent economic conditions could impair our customers’ ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic could lead to a reduction in our revenue. Additionally, in a down-cycle or low growth economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers or vendors on which we rely on for various services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses.

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

We and our customers and suppliers face various risks related to epidemics, pandemics and similar outbreaks of infectious diseases, which may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Epidemics, pandemics or other outbreaks of an illness, disease or virus that affect countries, states, cities or regions in which we or our customers or suppliers operate, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial and economic activity and on our financial condition, results of operations and liquidity. Epidemics, pandemics or other outbreaks of an illness, disease or virus, such as the novel coronavirus (COVID-19), have already resulted in, and could result in further, governmental measures being implemented to control the spread of such illness, disease or virus, including quarantines, travel restrictions, social distancing, business restrictions, declarations of states of emergency, business shutdown, prioritization and allocation of resources, and restrictions on the movement of our employees and those of our customers and suppliers on which we rely. All of these could adversely affect our ability and their respective abilities to adequately manage our and their respective businesses. Risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus could also lead to the complete or partial closure of one or more of our facilities or our customers’ or suppliers’ facilities, or otherwise result in significant disruptions to our or their business and operations. Such events could materially and adversely impact our operations and the revenue we generate from our customers.
We have instituted policies requiring most of our employees to work remotely in certain cases and such policies may remain in place for an indeterminate amount of time. There can be no assurance that our technological systems or infrastructure is or will be equipped to facilitate effective remote working arrangements for our employees. If key personnel that operate our data centers are prohibited from working on site or are otherwise unavailable to provide services, our business and operations will be adversely affected. Moreover, pandemics or outbreaks of an illness, disease or virus could disrupt our technology and other development activities and lead to service level disruptions. If any such delay or disruption were to occur, it could have a material adverse effect on our liquidity and financial condition.
In addition, risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus have begun and may continue to adversely affect the economies in impacted countries, including the United States, and the global financial markets, which have begun and may continue to experience significant volatility, potentially leading to an economic downturn that could adversely affect our and our customers’ and suppliers’ respective businesses, financial condition, liquidity and results of operations. The ultimate extent of the impact of any epidemic, pandemic or other outbreak of an illness, disease or virus on our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity or length of such epidemics, pandemics or other outbreaks of an illness, disease or virus and actions taken to contain or prevent their further spread, among others. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, financial condition, liquidity and results of operations.

We are subject to risks associated with our international operations.

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargo;

•	restrictive actions by U.S. and foreign governments;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences, including the imposition of digital taxes by foreign governments;

•	limitations on repatriation of earnings and cash;

•	currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	outbreaks of pandemic diseases, fear of such outbreaks or economic disturbances due to such outbreaks;

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

Risks Related to our Capital Structure and Other Business Risks

We have a history of losses and may not achieve or sustain profitability.

For the years ended December 31, 2019, 2018, and 2017, we incurred a net loss attributable to shareholders of $138.3 million, $61.2 million, and $44.2 million, respectively. At December 31, 2019, our accumulated deficit was $1.5 billion and our working capital deficit was $442.0 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to achieve or sustain profitability, and our failure to do so could materially and adversely affect our business, including our ability to raise additional funds or refinance our current levels of indebtedness.

Our results of operations have fluctuated in the past and likely will continue to fluctuate, which could negatively impact our ability to raise additional capital and execute our business plan.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $71.2 million and $46.6 million, respectively, as of December 31, 2019, that was recognized in connection with acquisitions.

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

If we determine an impairment exists, we may be required to write off all or a portion of the goodwill and associated intangible assets related to any impaired business. For additional information, see the discussion under "Critical Accounting Policies" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the year ended December 31, 2019, we wrote off approximately $45.0 million of our goodwill and approximately $14.1 million of our intangible assets. For additional information regarding impairment of goodwill and intangible assets, see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.

We have incurred and may incur additional goodwill and other intangible asset impairment charges, restructuring charges or both.

The assumptions, inputs and judgments used in performing the valuation analysis and assessments of goodwill and other intangible assets are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and assessments. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. For the year ended December 31, 2019, we recorded an impairment of $45.0 million for goodwill and $14.1 million for intangible assets. Based on our evaluation of various estimates, further impairments may occur.

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

Changes in U.S. tax laws could have an effect on our business, cash flow, results of operations or financial condition.

Our business operations are subject to taxation in the U.S. and several other countries. Changes in tax laws or tax rulings, or changes to interpretations of existing laws, could materially affect our financial position and results from business operations.
We may not be able to fully utilize our U.S. net operating loss and other tax carryforwards.

As of December 31, 2019, we had net operating loss ("NOL") carryforwards for federal tax purposes of $341.2 million, of which $285.2 million will expire in tax years 2020 through 2037, and $56.0 million will not expire. Our ability to utilize our NOL carryforwards to reduce taxable income in future years may be limited if sufficient future taxable income is not timely generated. Additionally, our ability to fully utilize the NOL carryforwards are adversely affected by "ownership changes" within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Tax Code"). An ownership change is generally defined as a greater than 50% increase in equity ownership by "5% shareholders" (as that term is defined for purposes of Sections 382 of the Tax Code) in any three-year period.
We entered into a rights agreement on December 18, 2019, with American Stock Transfer & Trust Company, LLC, as Rights Agent (the "NOL Rights Agreement") to reduce the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, "Tax Benefits") would become subject to limitations due to an "ownership change" as defined in Section 382 of the Tax Code. The NOL Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a 4.9% stockholder and (ii) discouraging any existing 4.9% or more stockholder from acquiring additional shares of the Company’s stock.
Additionally, on March 16, 2020, the Company filed the Chapter 11 Cases and emergence from the Chapter 11 Cases under the Plan may result in an ownership change under Section 382. If an ownership change under Section 382 does occur, then the amount of NOLs available for utilization against future taxable income of the Company could be significantly limited.
We may face litigation and liability due to claims of infringement of third party intellectual property rights and due to our customers’ use of our IT infrastructure services.

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

We rely primarily on patent, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We currently have 18 patents issued in the U.S. and internationally. Our issued patents may be contested, circumvented, found unenforceable or invalidated and we may expend significant amounts to protect our intellectual property.

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

The insurance coverage that we purchase may prove to be inadequate, costly or unavailable when we need the coverage.

We carry liability, property, directors and officers, business interruption, Cyber and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war. Although we generally attempt to select reputable insurance carriers, any economic disruptions may prevent us from using our insurance if the counterparty does not have the capital necessary to meet the coverage. In addition, our agreements with customers also contain obligations to carry comprehensive general liability, property, workers’ compensation, and automobile liability insurance. Any of the limits of insurance that we purchase could prove to be inadequate, or the cost of such insurance policies may be significant, which could materially and adversely impact our business, financial condition and results of operations.

Our significant amount of indebtedness could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

As of December 31, 2019, our total debt, including finance leases, was $608.3 million. In connection with the Chapter 11 Cases, we entered into the DIP Facility on March 19, 2020, which is described above under Item 1 "Business - Recent Developments.” Our DIP Facility requires us to, among other things, meet certain affirmative and negative financial covenants. These covenants protect the lenders and limit our ability to make certain operating and business decisions in the face of changing market dynamics. These covenants can be waived by the lenders. However, the cost of waivers, if obtained, could be material. In addition, our credit facility and the DIP Facility create liens on a majority of our assets. We can make no assurances that we will be able to comply with our covenants in the future or whether we will be able to obtain future amendments or waivers of the covenants in our financing agreements and instruments, if necessary, upon acceptable terms or at all. Furthermore, future amendments or waivers may place future restrictions on our ability to engage in certain activities, as well as increase the cost of our financing.

If our financial performance weakens or if we are unable to make interest or principal payments when due, meet our covenants or amend our financing agreements, particularly the DIP Facility to modify the covenants, we may default under such financing agreements. Such default would result in all principal and interest becoming due and payable, if not waived. This would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. If a waiver is required, we may not be able to obtain the waiver, or it could come at a material cost to us.

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

There is substantial doubt about our ability to continue as a going concern.

The Company has experienced negative financial trends, such as operating losses, working capital deficiencies, negative cash flows and other adverse key financial ratios. The Company reported a net loss attributable to shareholders of $138.3 million and $61.2 million for the years ended December 31, 2019 and 2018, respectively. The working capital deficit as of December 31, 2019 was $442.0 million compared to $6.5 million as of December 31, 2018. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm as of December 31, 2019 and 2018, and for the three years ended December 31, 2019 contains an explanatory paragraph, Going Concern Uncertainty, that raises substantial doubt as to our ability to continue as a going concern. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Reston, Virginia and our primary operations and staff headquarters are located in Atlanta, Georgia.

Leased data center facilities in our top markets include Atlanta, Boston, Dallas, Houston, Los Angeles, Montreal, New York/New Jersey, Phoenix, Seattle, and Silicon Valley. These facilities are used in both our segments INAP US and INAP INTL.

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

On March 16, 2020, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. For information on the Chapter 11 Cases, see Item 1 "Business - Recent Developments.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Historically, our common stock was listed on the Nasdaq Global Market under the symbol "INAP." On March 26, 2020, our common stock was delisted on Nasdaq and now is quoted on the OTC under the symbol “INAPQ.”

As of May 4, 2020, we had approximately 181 stockholders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We are prohibited from paying cash dividends under our credit agreement and DIP Facility and do not anticipate paying any such dividends in the foreseeable future. We currently intend to retain our earnings, if any, for future growth. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

Equity Compensation Plan Information

The following table provides information regarding our current equity compensation plans as of December 31, 2019 (shares in thousands):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	175(2)	$27.01	1,441(3)
Equity compensation plans not approved by security holders	150(4)	—	29(4)
Total	325	$27.01	1,470

(1)
Our equity compensation plans consist of the 2017 Stock Incentive Plan ("2017 Plan"), 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors' Stock Option Plan. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in our capitalization.

(2)
This number includes the following: 57,793 shares subject to outstanding awards granted under the 2014 Stock Incentive Plan, 116,215 shares subject to outstanding awards granted under the 2005 Incentive Stock Plan as amended and 1,153 shares subject to outstanding awards granted under the 2000 Non-Officer Equity Incentive Plan.

(3)
This number includes shares remaining available for issuance under the 2017 Stock Incentive Plan. We may not issue additional equity awards under any other plan, including the 2014 Stock Incentive Plan, 2005 Incentive Stock Plan as amended, 2000 Non-Officer Equity Incentive Plan and 1999 Non-Employee Directors' Stock Option Plan.

(4)
Peter D. Aquino was issued 1,585,000 shares (396,250 after the 1-for-4 reverse stock split of the shares of our common stock) pursuant to an award of restricted stock under the Restated Stock Inducement Award Agreement dated as of September 19, 2016 in accordance with NASDAQ Listing Rule 5635(c)(4). As of December 31, 2019, 29,166 shares remain unvested. Michael T. Sicoli was issued 150,000 shares pursuant to an award of restricted stock under the Restricted Stock Inducement Award Agreement, dated as of August 26, 2019, effective October 1, 2019, as a material inducement to his acceptance of employment with the Company, in accordance with NASDAQ Listing Rule 5635(c)(4).

In 2019, we issued 133,630 shares of common stock to our non-employee directors under the 2017 Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2019	—	$2.33	—	$5,000,000
November 1 to 30, 2019	—	1.82	—	5,000,000
December 1 to 31, 2019	—	1.06	—	$5,000,000
Total	—	$1.74	—

(1) These shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and restricted stock units previously issued to employees.

Authorization of Stock Repurchase

In December 2018, INAP's Board of Directors authorized management to repurchase an initial $5.0 million of INAP common stock, as permitted under INAP's 2017 Credit Agreement. As of December 31, 2019, there have been no shares repurchased under this program and no shares will be repurchased during the pendency of the Chapter 11 Cases.

NOL Rights Plan

We entered into a rights agreement on December 18, 2019, with American Stock Transfer & Trust Company, LLC, as Rights Agent (the "NOL Rights Agreement"). The purpose of the NOL Rights Agreement is to reduce the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, "Tax Benefits") to reduce potential future U.S. federal income tax obligations would become subject to limitations by reason of the Company’s experiencing an "ownership change," as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Tax Code"). A company generally experiences such an ownership change if the percentage of its stock owned by its > 5-percent shareholders, as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The NOL Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a 4.9% stockholder and (ii) discouraging any existing 4.9% or more stockholder from acquiring additional shares of the Company’s stock.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Net revenues	$291,505	$316,158	$280,718	$298,297	$318,293
Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below	106,946	107,649	106,217	124,255	131,440
Costs of customer support	32,111	32,517	25,757	32,184	36,475
Sales, general and administrative	67,050	75,023	62,728	70,639	81,340
Depreciation and amortization	85,713	88,416	73,429	76,948	92,655
Goodwill and intangibles impairment	59,126	—	—	80,105	—
Exit activities, restructuring and impairments	8,986	5,406	6,249	7,236	2,278
Total operating costs and expenses	359,932	309,011	274,380	391,367	344,188
(Loss) income from operations	(68,427)	7,147	6,338	(93,070)	(25,895)
Non-operating expenses	71,390	67,565	51,458	31,312	26,408
Loss before income taxes and equity in earnings of equity-method investment	(139,817)	(60,418)	(45,120)	(124,382)	(52,303)
Income tax (benefit) expense	(1,648)	657	253	530	(3,660)
Equity in earnings of equity-method investment, net of taxes	—	—	(1,207)	(170)	(200)
Net loss	(138,169)	(61,075)	(44,166)	(124,742)	(48,443)
Less net income attributable to non-controlling interest	81	125	70	—	—
Net loss attributable to shareholders	$(138,250)	$(61,200)	$(44,236)	$(124,742)	$(48,443)
Net loss per share:
Basic and diluted	$(5.81)	$(2.95)	$(2.33)	$(9.54)	$(3.73)

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data:
Cash and cash equivalents	$11,649	$17,823	$14,041	$10,389	$17,772
Total assets	599,354	750,745	588,594	430,615	554,611
Credit facilities, due after one year, and finance lease obligations, less current portion	170,042	689,527	520,833	367,376	370,693
Total stockholders' (deficit) equity	$(132,822)	$2,969	$580	$(3,724)	$114,436

	Year Ended December 31,
	2019	2018	2017	2016	2015
Other Financial Data:
Capital expenditures, net of equipment sale-leaseback transactions	$32,982	$42,028	$36,667	$46,192	$57,157
Net cash flows provided by operating activities	22,663	35,341	41,404	48,165	40,208
Net cash flows used in investing activities	(29,301)	(173,114)	(32,427)	(45,650)	(57,157)
Net cash flows provided by (used in) financing activities	$645	$141,550	$(5,455)	$(9,834)	$15,290

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes provided under Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Reorganization, Chapter 11 Proceedings

As discussed above under Item 1 "Business - Recent Developments," the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 16, 2020 to restructure and de-leverage our balance sheet.

As a result of the commencement of the Chapter 11 Cases on March 16, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to de-leverage our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee that the Chapter 11 Cases will be completed successfully or in the time frame contemplated by the RSA. In connection with the Chapter 11 Cases, we entered into the RSA. Pursuant to the RSA, the Consenting Lenders and the Company made certain customary commitments to each other, including the Consenting Lenders committing to support the Restructuring to be effectuated through the Plan to be proposed by the Company.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced negative financial trends, such as operating losses, working capital deficiencies, negative cash flows and other adverse key financial ratios. The Company reported net losses of $138.3 million and $61.2 million for the years ended December 31, 2019 and 2018, respectively. The working capital deficit as of December 31, 2019 was $442.0 million compared to $6.5 million as of December 31, 2018. These trends, along with the resulting liquidity constraints and debt covenant compliance considerations, led to INAP’s Chapter 11 Cases, which raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2019, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the years ended December 31, 2019 and 2018 includes a going concern explanatory paragraph.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2019 Highlights

Our revenue was $291.5 million for the year ended December 31, 2019, compared to $316.2 million for the same period in 2018. Our net loss attributable to shareholders was $138.3 million for the year ended December 31, 2019, compared to $61.2 million for the same period in 2018. Our adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP performance measure defined below in "Non-GAAP Financial Measures," was $92.4 million for the year ended December 31, 2019, compared to $110.0 million for the same period in 2018.

Factors Affecting Our Performance

We believe increased competition, planned data center exits and concerns regarding the financial position and future of the Company were the main factors contributing to the increase in net loss and declines in revenue and Adjusted EBITDA.

Non-GAAP Financial Measures

We report our consolidated financial statements in accordance with GAAP. We present the non-GAAP performance measure of Adjusted EBITDA to assist us in the evaluation of underlying performance trends in our business, which we believe will enhance investors' ability to analyze trends in our business, and the evaluation of our performance relative to other companies. We define Adjusted EBITDA as GAAP net loss attributable to INAP shareholders plus depreciation and amortization, interest expense, income tax (benefit) expense, other expense (income), loss (gain) on disposal of property and equipment, exit activities, restructuring and impairments, stock-based compensation, non-income tax contingency, strategic alternatives and related costs, organizational realignment costs, claim settlement and acquisition costs. We calculate Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenues.

As a non-GAAP financial measure, Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net loss, income from operations or other GAAP measures as an indicator of operating performance. Our calculation of Adjusted EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles net loss attributable to shareholders as presented in our consolidated statements of operations and comprehensive loss to Adjusted EBITDA (non-GAAP) (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues	$291,505	100.0%	$316,158	100.0%	$280,718	100.0%

Net loss attributable to shareholders	$(138,250)	(47.4)%	$(61,200)	(19.4)%	$(44,236)	(15.8)%
Add:
Depreciation and amortization	85,713	29.4%	88,416	28.0%	73,429	26.2%
Interest expense	75,142	25.8%	67,823	21.5%	50,933	18.1%
Income tax (benefit) expense	(1,648)	(0.6)%	657	0.2%	253	0.1%
Other expense (income)	444	0.2%	(252)	(0.1)%	(682)	(0.2)%
Loss (gain) on disposal of property and equipment, net	527	0.2%	(109)	—%	(353)	(0.1)%
Gain on sale of business	(4,196)	(1.4)%	—	—%	—	—%
Exit activities, restructuring and impairments	8,986	3.1%	5,406	1.7%	6,249	2.2%
Goodwill and intangibles impairment	59,126	20.3%	—	—%	—	—%
Stock-based compensation	4,239	1.5%	4,678	1.5%	3,040	1.1%
Non-income tax contingency	150	0.1%	842	0.3%	1,500	0.5%
Strategic alternatives and related costs(1)	81	—%	125	—%	70	—%
Organizational realignment costs(2)	1,277	0.4%	791	0.3%	957	0.3%
Claim settlement	—	—%	—	—%	713	0.3%
Acquisition costs(3)	817	0.3%	2,869	0.9%	373	0.1%
Adjusted EBITDA	$92,408	31.7%	$110,046	34.8%	$92,246	32.9%

(1)
Primarily legal and other professional fees incurred in connection with the evaluation by our board of directors of strategic alternatives. We include these costs in "Sales, general and administrative" ("SG&A") in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

(2)
Primarily professional fees, employee retention bonus, severance and executive search costs incurred related to our organizational realignment. We include these costs in SG&A in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

(3)
Primarily legal and other professional fees incurred in connection with potential acquisitions and the potential sale of non-core assets. For the year ended December 31, 2018, acquisition costs are higher due to the acquisition of SingleHop.

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

Revenue Recognition

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, as well as network services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life. The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") on January 1, 2018.

Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to exchange for those goods or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP's service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation based on its relative standalone selling price ("SSP").

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

Goodwill and Other Intangible and Long-lived Assets

Our annual assessment of goodwill for impairment, performed each year on August 1 absent any impairment indicators or other changes that may cause more frequent analysis, includes comparing the fair value of each reporting unit to the carrying value, referred to as "step one." If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we record the amount of impairment to goodwill, if any.

In order to determine the estimated fair value of our reporting units, the Company considers the discounted cash flow method. INAP has consistently considered this method in its goodwill impairment assessments. The discounted cash flow method is specific to the anticipated future results of the reporting unit. The Company determines the assumptions supporting the discounted cash flow method, including the discount rate, using estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, the Company considered the past performance and empirical trending of results, looked to market and industry expectations used in the discounted cash flow method, such as forecasted revenues and discount rate. The Company used reasonable judgment in developing its estimates and assumptions. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated useful life. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. We amortize the cost of the acquired technologies and noncompete agreements over their useful lives of 4 to 8 years and 8 to 15 years for trade names. Customer relationships are being amortized on an accelerated basis over their estimated useful life of 10 to 30 years. We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.

When the Company performed its impairment test as of August 1, 2019, 2018 and 2017, the fair value for all reporting units was higher than their respective carrying values, and no impairment was recorded. Due to the triggering events such as the significant decline in stock price in 2018 and the further decline in the stock price in 2019, interim goodwill and intangibles impairment tests were performed. An impairment charge of $45.0 million for goodwill and $14.1 million for intangibles was recognized when the Company performed an impairment test as of December 1, 2019 for its seven reporting units. Goodwill impairment charges were recorded for the Cloud reporting unit within INAP US of $22.9 million and for the Cloud and Ubersmith reporting units within INAP INTL of $21.2 million and $0.9 million, respectively, due to the carrying amounts for the three reporting units exceeding their fair value. The goodwill impairment is primarily due to declines in projected revenues and operating results due to increased customer churn and reduced sales projections. The goodwill for INAP INTL was fully impaired as of December 31, 2019. For INAP US, approximately 25% of goodwill was impaired as of December 31, 2019. For the other reporting units in INAP US, Network and Colocation, the fair value exceeded the carrying values resulting in no impairment. In performing the impairment test as of December 1, 2019, the Company utilized discount rates ranging from 12.0% to 16.0% which increased compared to the annual testing as of August 1, 2019 where the discount rates ranged from 8.0% to 13.0%, to reflect changes in market conditions. The Company also reduced long-term growth rate assumptions from 2.0% to 1.0% for some reporting units.

The result of our intangibles assessment was that the projected undiscounted net cash flows for the Cloud and Ubersmith reporting units in INAP INTL were below the carrying value of the related assets. Therefore, we recorded an impairment of $12.9 million for Cloud customer relationships, and $1.2 million for Ubersmith of which $1.0 million related to acquired and developed technology and $0.2 million related to customer relationships.

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

Income Taxes

The Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. The Company regularly reviews its deferred tax assets by taxing jurisdiction for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s management has determined that the Company has a going concern uncertainty under ASC 205-40 which constitutes significant negative evidence as to the realizability of its deferred tax assets.

On March 16, 2020, the Company filed a voluntary petition for relief under the Bankruptcy Code to affect a plan of reorganization of its existing debt arrangements with certain Lenders. The Company is currently evaluating the impact the Chapter 11 bankruptcy filing will have on the recoverability of its deferred tax assets. Emergence from the bankruptcy filing under the Plan may result in an ownership change under section 382 of the Tax Code. If an ownership change under section 382 does occur, then the amount of deferred tax assets available for utilization against future taxable income of the Company could be significantly impaired.
For uncertain tax positions, the Company applies the provisions of all relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results.
The Company’s effective tax rate differs from the statutory rate, primarily due to the tax impact of state taxes, foreign tax rates, and valuation allowances. Significant judgment is required in evaluating uncertain tax positions, determining valuation allowances recorded against deferred tax assets, and ultimately, the income tax provision.
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

Capitalized Software Costs

We capitalize internal-use software development costs incurred during the application development stage. Depreciation begins once the software is ready for its intended use and is computed based on the straight-line method over the economic life. Judgment is required in determining which software projects are capitalized and the resulting economic life.

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

Results of Operations

The following table sets forth selected consolidated statements of operations and comprehensive loss data during the periods presented, including comparative information between the periods (dollars in thousands):

	Year Ended December 31,			Increase (decrease) from 2018 to 2019		Increase (decrease) from 2017 to 2018
	2019	2018	2017	Amount	Percent	Amount	Percent
Revenues:
INAP US	$228,744	$247,146	$215,770	$(18,402)	(7.4)%	$31,376	14.5%
INAP INTL	62,761	69,012	64,948	(6,251)	(9.1)	4,064	6.3
Net revenues	291,505	316,158	280,718	(24,653)	(7.8)	35,440	12.6
Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization, shown below:
INAP US	80,678	80,937	82,997	(259)	(0.3)	(2,060)	(2.5)
INAP INTL	26,268	26,712	23,220	(444)	(1.7)	3,492	15.0
Costs of customer support	32,111	32,517	25,757	(406)	(1.2)	6,760	26.2
Sales, general and administrative	67,050	75,023	62,728	(7,973)	(10.6)	12,295	19.6
Depreciation and amortization	85,713	88,416	73,429	(2,703)	(3.1)	14,987	20.4
Goodwill and intangibles impairment	59,126	—	—	59,126	—	—	—
Exit activities, restructuring and impairments	8,986	5,406	6,249	3,580	66.2	(843)	(13.5)
Total operating costs and expenses	359,932	309,011	274,380	50,921	16.5	34,631	12.6
(Loss) income from operations	$(68,427)	$7,147	$6,338	$(75,574)	(1,057.4)	$809	(12.8)
Interest expense	$75,142	$67,823	$50,933	$7,319	10.8	$16,890	33.2
Income tax (benefit) expense	$(1,648)	$657	$253	$(2,305)	(350.8)%	$404	159.7%

Revenues

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, as well as network services.

Costs of Sales and Services

Costs of sales and services are comprised primarily of:

•	Facility and occupancy costs, including power and utilities, for hosting and operating our equipment and our customers' equipment;

•	costs related to IP services and to connect our POPs;

•	costs incurred for providing additional third party services to our customers; and

•	royalties and costs of license fees for software included in our services to customers.

Costs of sales and services do not include compensation, depreciation or amortization.

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

Segment Information

Effective January 1, 2018, as further described in Note 10, "Operating Segments and Geographic Information," to the accompanying consolidated financial statements, we operate in two business segments: INAP US and INAP INTL. Segment results for each of the three years ended December 31, 2019 are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
INAP US	$228,744	$247,146	$215,770
INAP INTL	62,761	69,012	64,948
Net revenues	291,505	316,158	280,718

Costs of sales and services, customer support and sales and marketing:
INAP US	129,329	135,179	128,062
INAP INTL	39,270	45,124	37,829
Total costs of sales and services, customer support and sales and marketing	168,599	180,303	165,891

Segment profit:
INAP US	99,415	111,967	87,708
INAP INTL	23,491	23,888	27,119
Total segment profit	122,906	135,855	114,827

Goodwill and intangibles impairment	59,126	—	—
Exit activities, restructuring and impairments	8,986	5,406	6,249
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	123,221	123,302	102,240
(Loss) income from operations	(68,427)	7,147	6,338
Non-operating expenses	71,390	67,565	51,458
Loss before income taxes and equity in earnings of equity-method investment	$(139,817)	$(60,418)	$(45,120)

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

Years Ended December 31, 2019 and 2018

INAP US

Revenues for our INAP US segment decreased 7.4% to $228.7 million for the year ended December 31, 2019 compared to $247.1 million for the same period in 2018. The decrease in revenue is primarily due to planned data center exits and churn from several larger customers in the second half of 2018 impacting 2019, partially offset by the addition of SingleHop.

Costs of sales and services, exclusive of depreciation and amortization, decreased 0.3%, to $80.7 million for the year ended December 31, 2019, compared to $80.9 million for the same period in 2018. The decrease was primarily due to cost savings initiatives and lower space and power costs from ongoing data center exits, partially offset by SingleHop costs and a global transfer pricing adjustment between segments.

INAP INTL

Revenues for our INAP INTL segment decreased 9.1% to $62.8 million for the year ended December 31, 2019 compared to $69.0 million for the same period in 2018. The decrease of $6.2 million is primarily due to churn from large customers in the second half of 2018 impacting 2019.

Costs of sales and services, exclusive of depreciation and amortization, decreased 1.7%, to $26.3 million for the year ended December 31, 2019, compared to $26.7 million for the same period in 2018. The decrease was primarily due to ongoing cost savings initiatives and a global transfer pricing adjustment between segments.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	2019	2018
United States	$232,735	$251,444
Canada	33,089	37,956
Other	25,681	26,758
	$291,505	$316,158

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, decreased to $65.4 million for the year ended December 31, 2019 compared to $68.9 million for the same period in 2018 as a result of ongoing cost savings initiatives.

Stock-based compensation, net of amount capitalized, decreased to $4.2 million during the year ended December 31, 2019 from $4.7 million during the same period in 2018. The decrease is due to lower headcount as a result of costs savings initiatives.

Costs of Customer Support. Costs of customer support decreased to $32.1 million during the year ended December 31, 2019 compared to $32.5 million during the same period in 2018. The slight decrease was primarily due to cost savings initiatives.

Sales, General and Administrative. Sales, general and administrative costs decreased to $67.1 million during the year ended December 31, 2019 compared to $75.0 million during the same period in 2018. The decrease was primarily due to cost savings initiatives and certain costs incurred in 2018 that did not recur in 2019, such as acquisition costs and a non-income tax settlement.

Depreciation and Amortization. Depreciation and amortization decreased to $85.7 million during the year ended December 31, 2019 compared to $88.4 million during the same period in 2018. The decrease is primarily due to lower capital expenditures and continued use of depreciated assets.

Goodwill and Intangibles Impairment. Goodwill and intangibles impairment of $45.0 million and $14.1 million, respectively, was recorded during the year ended December 31, 2019 primarily for the Cloud business. The goodwill impairment is primarily due to declines in projected revenues and operating results due to increased customer churn and reduced sales projections. There was no goodwill and intangibles impairment during the year ended December 31, 2018. See Note 6, "Goodwill and Other Intangible Assets," to the Notes to Consolidated Financial Statements for further information.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments increased to $9.0 million during the year ended December 31, 2019 compared to $5.4 million during the same period in 2018. The increase is primarily due to data center exits in 2019 and impairment for a data center that we plan to exit in 2020.

Interest Expense. Interest expense increased to $75.1 million during the year ended December 31, 2019 from $67.8 million during the same period in 2018. The increase is primarily due to increased borrowings and additional interest expense related to finance leases.

Income Tax (Benefit) Expense. Income tax (benefit) expense changed $2.3 million to a benefit of $1.6 million during the year ended December 31, 2019 from a provision of $0.7 million during the same period in 2018. The change is primarily due to changes in the valuation allowance.

Years Ended December 31, 2018 and 2017

INAP US

Revenues for our INAP US segment increased 14.5%, to $247.1 million for the year ended December 31, 2018, compared to $215.8 million for the same period in 2017. The increase was primarily due to the acquisition of SingleHop and the initiation of organic growth contributed by the new salesforce offset by data center exits.

Costs of sales and services, exclusive of depreciation and amortization, decreased 2.5%, to $80.9 million for the year ended December 31, 2018, compared to $83.0 million for the same period in 2017. The decrease was primarily due to $10.5 million of lower costs related to data center exits, conversion of operating to capital leases, lower variable costs related to revenue decline, and on-going cost reduction efforts. Offsetting those decreases were $8.4 million of increases primarily due to the SingleHop and data center acquisitions.

INAP INTL

Revenues for our INAP INTL segment increased 6.3% to $69.0 million for the year ended December 31, 2018, compared to $64.9 million for the same period in 2017. The increase of $4.1 million is primarily due to the consolidation of INAP Japan and the SingleHop acquisition partially offset by a slight decline in small business revenue.

Costs of sales and services, exclusive of depreciation and amortization, increased 15.0%, to $26.7 million for the year ended December 31, 2018, compared to $23.2 million for the same period in 2017. The increase of $3.5 million was primarily due to the consolidation of INAP Japan and the SingleHop acquisition as well as the acquisition of new data center space.

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	2018	2017
United States	$251,444	$220,018
Canada	37,956	38,750
Other	26,758	21,950
	$316,158	$280,718

Other Operating Costs and Expenses

Compensation. Total compensation and benefits, including stock-based compensation, was $68.9 million for the year ended December 31, 2018, compared to $58.0 million for the same period in 2017. The increase was primarily due to the addition of SingleHop employees resulting in $6.0 million increase in cash-based compensation and payroll taxes, $1.7 million increase in stock-based compensation, and $0.6 million increase in bonus accrual, offset by $1.3 million decrease in commissions.

Stock-based compensation, net of amount capitalized, increased to $4.7 million during the year ended December 31, 2018, from $3.0 million during the same period in 2017 primarily due to the addition of SingleHop employees.

Costs of Customer Support. Costs of customer support increased to $32.5 million during the year ended December 31, 2018 compared to $25.8 million during the same period in 2017. The increase was due to $6.7 million of wages and payroll taxes primarily due to the addition of SingleHop employees.

Sales, General and Administrative. Sales, general and administrative costs increased to $75.0 million during the year ended December 31, 2018 compared to $62.7 million during the same period in 2017. The increase of $12.3 million was primarily due to the SingleHop acquisition consisting of higher compensation of $3.5 million, $2.5 million of increased acquisition costs, $1.9 million increase primarily due to channel partner commissions, $1.7 million increase in stock-based compensation, $0.9 million increase in facility expenses, $0.8 million decrease in internal software costs that were capitalized (resulting in increased compensation costs in "Sales, general and administrative" expenses), $0.6 million increase in bonus expense and $0.8 million increase in other miscellaneous expenses.

Depreciation and Amortization. Depreciation and amortization increased to $88.4 million during the year ended December 31, 2018 compared to $73.4 million during the same period in 2017. The increase is primarily due to higher capital purchases and capital leases entered during the year ended December 31, 2018.

Goodwill and Intangibles Impairment. There was no goodwill and intangibles impairment during the years ended December 31, 2018 and 2017.

Exit activities, Restructuring and Impairments. Exit activities, restructuring and impairments decreased to $5.4 million during the year ended December 31, 2018 compared to $6.2 million during the same period in 2017. The decrease is primarily due to higher restructuring expenses due to closures of data centers in the prior year.

Interest Expense. Interest expense increased to $67.8 million during the year ended December 31, 2018 from $50.9 million during the same period in 2017. The increase is primarily due to entering into the new incremental $135.0 million term loan facility and new capital leases entered during the year ended December 31, 2018.

Income Tax (Benefit) Expense. Income tax (benefit) expense increased to $0.7 million during the year ended December 31, 2018 from $0.3 million during the same period in 2017. The increase was primarily due to the consolidation of INAP Japan in 2018 and an increase in our unrecognized tax benefits.

Liquidity and Capital Resources

As a result of the commencement of the Chapter 11 Cases on March 16, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to significantly de-leverage our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee that the Chapter 11 Cases will be completed successfully or in the time frame contemplated by the RSA.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, as a result of which the principal and interest due thereunder became immediately due and payable. The ability of the lenders to enforce such payment obligations under the Credit Agreement is automatically stayed as a result of the Chapter 11 Cases, and the lenders’ rights of enforcement in respect of obligations under the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

DIP Facility

On March 19, 2020, the Company entered into the DIP Facility. The DIP Facility provides for, among other things, term loans in an aggregate principal amount of up to $75.0 million, (including the roll up of $5.0 million of New Incremental Loans made on March 13, 2020) pursuant to the Credit Agreement. All loans under the DIP Facility bear interest at a rate of either: (i) an applicable base rate plus 9% per annum or (ii) LIBOR (with a floor of 1%) plus 10% per annum.

Use of Proceeds. The Company anticipates using the proceeds of the DIP Facility to, among other things: (i) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (ii) fund the working capital needs and expenditures of the Company during the Chapter 11 Cases; (iii) fund the Carve-Out (as defined below); and (iv) pay other related fees and expenses in accordance with budgets provided to the DIP Lenders.

Priority and Collateral. The DIP Lenders (subject to the Carve-Out as discussed below): (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (ii) have a first priority lien on substantially all unencumbered assets of the Company; and (iii) have a priming first priority lien on any assets encumbered by the Credit Agreement. The Company’s obligations to the DIP Lenders and the liens and super-priority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

Affirmative and Negative Covenants. The DIP Facility contains certain affirmative and negative covenants, including requiring the Company to provide to the DIP Lenders a budget for the use of the Company’s funds and the achievement of certain milestones for the Chapter 11 Cases, among other covenants customary in debtor-in-possession financings.

Events of Default. The DIP Facility contains certain events of default customary in debtor-in-possession financings, including: (i) the failure to pay loans made under the DIP Facility when due; (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; (iii) certain violations of the RSA and (iv) the failure of the Company to use the proceeds of the loans under the DIP Facility as set forth in the budget (subject to any approved variances).

Maturity. The DIP Facility will mature on the earliest of (i) September 16, 2020; (ii) the date on which the loans under the DIP Facility become due and payable, whether by acceleration or otherwise; (iii) the effective date of the Plan; (iv) the sale of substantially all of the assets of the Company; (v) the first business day on which the order approving the DIP Facility by the Bankruptcy Court expires by its terms, unless a final order has been entered and become effective prior thereto; (vi) the conversion or dismissal of the Chapter 11 Cases; (vii) dismissal of any of the Chapter 11 Cases unless consented to by the DIP Lenders or (viii) the final order approving the DIP Facility by the Bankruptcy Court is vacated, terminated, rescinded, revoked, declared null and void or otherwise ceases to be in full force and effect.

2017 Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provided for a $300.0 million term loan facility ("2017 Term Loan") and a $25.0 million Revolving Credit Facility (the "2017 Revolving Credit Facility"). The proceeds of the 2017 Term Loan were used to refinance the Company's existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement. As described above, on March 16, 2020, as a result of the filing of the Chapter 11 Cases, the Company incurred an event of default under the Credit Agreement.

Certain portions of the refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 Term Loan third party costs and will be amortized over the 2017 Term Loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 Term Loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021. As of December 31, 2019, the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility were $413.3 million and $20.0 million, respectively. The interest rate on the 2017 Term Loan and the 2017 Revolving Credit Facility as of December 31, 2019 were 8.0% and 8.7%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 Revolving Credit Facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 Term Loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of December 31, 2019, the Company has been in compliance with all covenants, however, on March 16, 2020, the Company was no longer in compliance with all covenants.

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
Seventh Amendment
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

A total of $1.3 million was paid for debt issuance costs related to the Seventh Amendment. Of the $1.3 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed and $1.2 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

Eighth Amendment

The Company entered into the Incremental and Eighth Amendment to Credit Agreement (the “Eighth Amendment”) on March 13, 2020. The Eighth Amendment, among other things: (i) authorized the incremental commitment for the $5.0 million of new incremental loans (the “New Incremental Loans”) under the Credit Agreement; (ii) granted additional security interests in favor of the lenders for the

Company’s motor vehicles and outstanding equity interests of certain foreign subsidiaries; and (iii) added Internap Technology Solutions Inc. as a party to the Credit Agreement.

In addition, the Eighth Amendment amended (i) the affirmative covenants to, among other things, require the Company to provide a cash receipt and disbursement budget and rolling 13-week forecasts of the same and to meet certain milestones with respect to the Chapter 11 Cases, including solicitation of the Plan, entry into the DIP Facility, and confirmation of the Plan by the Bankruptcy Court; and (ii) the negative covenants to, among other things: (A) further limit the debt the Company can borrow and repay; (B) eliminate the ability of the Company to incur liens for sale and leaseback transactions, incremental debt and equity interests and real property; (C) further limit the ability of the Company to make investments; (D) eliminate the ability of the Company to engage in mergers; (E) further limit dispositions and acquisitions of certain property; (F) eliminate the ability of the Company to pay dividends or make redemptions; (G) further limit the Company’s ability to engage in transactions with affiliates and (H) eliminate the leverage and interest coverage ratio covenants.

The Eighth Amendment further amended the events of default to provide that it will be an event of default for the New Incremental Loans if, among other things, the Company uses the proceeds from the New Incremental Loans in a manner outside of the budget, subject to certain variances or in connection with the Chapter 11 Cases, or the Company supports a plan of reorganization or disclosure statement that does not repay the obligations as set forth in the RSA.

The table below sets forth information with respect to the current financial covenants as well as the calculation of our performance in relation to the covenant requirements at December 31, 2019.

	Covenants Requirements	Ratios at December 31, 2019
Maximum Total Net Leverage Ratio should be equal to or less than:	7.25	7.03
Maximum Consolidated Interest Coverage Ratio should be equal to or greater than:	1.60	1.84

Refer to Note 9, "Commitments, Contingencies and Litigation," in our accompanying consolidated financial statements for additional information about our credit agreement.

Equity

Authorization of Stock Repurchase

In December 2018, INAP's Board of Directors authorized management to repurchase an initial $5.0 million of INAP common stock, as permitted under INAP's 2017 Credit Agreement. As of December 31, 2019, there have been no shares repurchased under this program and no shares will be repurchased during the pendency of the Chapter 11 Cases.

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

General – Sources and Uses of Capital

On an ongoing basis, we require capital to fund our current operations, expand our IT infrastructure services, upgrade existing facilities or establish new facilities, products, services or capabilities and to fund customer support initiatives, as well as various advertising and marketing programs to facilitate sales. As of December 31, 2019, we had $10.1 million of borrowing capacity under our 2017 Revolving Credit Facility. The working capital deficit as of December 31, 2019 was $442.0 million compared to $6.5 million as of December 31, 2018. The increase was primarily due to the term loan of $413.3 million being classified as a current liability as of December 31, 2019.

The Company has experienced negative financial trends, such as operating losses, working capital deficiencies, negative cash flows and other adverse key financial ratios. The Company reported net losses of $138.3 million and $61.2 million for the years ended December 31, 2019 and 2018, respectively. Given the negative financial trends, we believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our 2017 Revolving Credit Facility, will not be sufficient to meet our cash requirements for the next 12 months. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As discussed above, we entered into the DIP Facility to provide liquidity during the pendency of the Chapter 11 Cases.

Finance Leases. Our future minimum lease payments on all remaining finance lease obligations at December 31, 2019 were $175.0 million. We summarize our existing finance lease obligations in Note 14, "Leases," to the accompanying consolidated financial statements.

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

The following table summarizes our commitments and other obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
Current Credit Agreement:
Term loan, including interest	$426,688	$426,688	$—	$—	$—
Revolving credit facility, including interest	20,111	20,111	—	—	—
Finance lease obligations	557,182	24,574	50,908	47,675	434,025
Exit activities and restructuring	200	200	—	—	—
Asset retirement obligation	3,384	—	—	—	3,384
Operating lease commitments	130,211	18,059	36,042	31,701	44,409
Service and purchase commitments	3,345	2,390	936	19	—
	$1,141,121	$492,022	$87,886	$79,395	$481,818

COVID-19. While the Company has not currently experienced a significant adverse impact to operating results as a result of COVID-19, the pandemic could result in complete or partial closure of one or more of our facilities or our customers’ or suppliers’ facilities, or otherwise result in significant disruptions to our or their business and operations. Such events could materially and adversely impact our operations and the revenue we generate from our customers. The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act" was enacted as a response to the COVID-19 outbreak discussed above and is meant to provide companies with economic relief. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Due to the Company’s filing for relief under Title 11 of the Bankruptcy Code, the Company is not eligible to receive funds under the CARES Act.

Cash Flows

Operating Activities

Year Ended December 31, 2019. Net cash provided by operating activities during the year ended December 31, 2019 was $22.7 million. We generated cash from operations of $23.3 million, while changes in operating assets and liabilities used cash from operations of $0.6 million. We expect to use cash flows from operating activities to fund a portion of our capital expenditures and other requirements and to meet our other commitments and obligations, including paying our outstanding debt.

Year Ended December 31, 2018. Net cash provided by operating activities during the year ended December 31, 2018 was $35.3 million. We generated cash from operations of $43.4 million, while changes in operating assets and liabilities used cash from operations of $8.1 million.

Year Ended December 31, 2017. Net cash provided by operating activities during the year ended December 31, 2017 was $41.4 million. We generated cash from operations of $46.0 million, while changes in operating assets and liabilities generated cash from operations of $4.6 million.

Investing Activities

Year Ended December 31, 2019. Net cash used in investing activities during the year ended December 31, 2019 was $29.3 million, primarily due to $33.0 million of net capital expenditures offset by $3.2 million of proceeds from the sale of a business. These capital expenditures were related to the installation of services for our customers as well as continued enhancement of our company-controlled data centers and network infrastructure.

Year Ended December 31, 2018. Net cash used in investing activities during the year ended December 31, 2018 was $173.1 million, primarily due to $42.0 million net capital expenditures and the $131.7 million of acquisition of SingleHop. These capital expenditures were related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Year Ended December 31, 2017. Net cash used in investing activities during the year ended December 31, 2017 was $32.4 million, primarily due to $36.7 million net capital expenditures. These capital expenditures were related to the continued expansion and upgrade of our company-controlled data centers and network infrastructure.

Financing Activities

Year Ended December 31, 2019. Net cash provided by financing activities during the year ended December 31, 2019 was $0.6 million, primarily due to proceeds from the 2017 Credit Agreement of $20.0 million, offset by $13.5 million of payments on the 2017 Credit Agreement and finance lease obligations, and debt amendment costs of $4.1 million.

Year Ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2018 was $141.6 million, primarily due to proceeds of $148.5 million from the 2017 Credit Agreement and $37.2 million from the sale of common stock, offset by $35.3 million of principal payments on the 2017 Credit Agreement and capital lease obligations, and debt issuance costs of $7.3 million.

Year Ended December 31, 2017. Net cash used in financing activities during the year ended December 31, 2017 was $5.5 million, primarily due to $349.6 million of principal payments on the 2017 Credit Agreement and capital lease obligations, offset by proceeds from the 2017 Credit Agreement of $316.9 million and proceeds from stock issuance, net of $40.2 million.

 Off-Balance Sheet Arrangements

As of December 31, 2019, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other Investments

On February 28, 2018, the Company acquired SingleHop LLC ("SingleHop"), a provider of high-performance data center services including colocation, managed hosting, cloud and network services for $132.0 million net of working capital adjustments of $0.4 million, liabilities assumed, and net of cash acquired.

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

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation ("NTT-ME") and Nippon Telegraph and Telephone Corporation. Through August 15, 2017, we qualified and accounted for this investment using the equity method. We recorded our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan's income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

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

INAP accelerated its second call option to purchase NTT - ME’s remaining shares in Internap Japan on December 25, 2019, completing the purchase of NTT - ME’s shares at a fair market value of approximately $0.5 million.

Interest Rate Risk

As of December 31, 2019, the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility were $413.3 million and $20.0 million, respectively. The interest rates on the 2017 Term Loan and 2017 Revolving Credit Facility are variable, based on LIBOR plus an applicable margin, and as of December 31, 2019 these effective rates were 8.0% and 8.7%, respectively. We summarize the 2017 Credit Agreement in "Liquidity and Capital Resources-New Credit Agreement" and in Note 9, "Commitments, Contingencies and Litigation" to the accompanying consolidated financial statements. We do not currently have any interest rate hedging agreements in place.

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

Foreign Currency Risk

As of December 31, 2019, the majority of our revenue and expenses are denominated in U.S. dollars. However, our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. During the year ended December 31, 2019, we realized foreign currency losses of $0.4 million, which we included in "Non-operating expenses," and we recorded unrealized foreign currency translation gain of $0.4 million, which we included in "Other comprehensive income (loss)," both in the accompanying consolidated statements of operations and comprehensive loss.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, due to the existence of the material weaknesses in our internal control over financial reporting, as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Based on this assessment, our management concluded that we did not maintain effective internal control over financial reporting as of
December 31, 2019, due to the existence of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In 2019, we did not design and maintain effective internal controls over the review of our consolidated cash flow statements and fixed assets and depreciation. Specifically, the review of our cash flows and fixed assets and depreciation was not designed and maintained at an appropriate level of precision and rigor commensurate with our financial reporting requirements. During the year ended December 31, 2019, the Company twice revised its prior period financial statements related to the presentation of the statement of cash flows and property, plant and equipment and related depreciation balances. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In 2019, we did not design and maintain effective internal controls over the review of our goodwill and intangible assets and analysis of impairments with respect to such goodwill and such assets. Specifically, the review of our goodwill and intangible impairment analysis was not designed and maintained at an appropriate level of precision and rigor commensurate with our financial reporting requirements. This control deficiency could result in a misstatement or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2019 and 2018 has been audited by BDO USA, LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Plan for Remediation

We have taken and are currently taking actions to remediate the material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. We are in the process of reassessing the design of our review control over the cash flows and analysis of fixed assets in addition to the analysis of our carrying values for goodwill and intangible assets to add greater precision to detect and prevent material misstatements, including the establishment of processes and controls to evaluate adequate review over these financial reporting items.

As the Company continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address the material weaknesses or determine to modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting except for internal controls around the adoption of ASC 842, Leases. We have implemented a new lease accounting system, accounting policies and processes which changed the Company's internal controls over financial reporting for lease accounting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Internap Corporation
Atlanta, GA

Opinion on Internal Control over Financial Reporting

We have audited Internap Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated May 7, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain an effective control environment over financial reporting of routine transactions has been identified and described in management’s assessment. During the year ended December 31, 2019, the Company revised its consolidated financial statement statements twice related to errors in prior periods. Additionally, the Company failed maintain and design an effective internal controls environment over the accounting for the annual goodwill impairment test as described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated May 7, 2020 on those financial statements.
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

May 7, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names of our six (6) current Directors, their respective ages and positions with us, followed by a brief biography of each individual, including their business experience. There is no familial relationship between any of our executive officers and directors.

Name	Age	Position
Peter D. Aquino	59	Chairman, Chief Executive Officer
Gary M. Pfeiffer	70	Lead Independent Director
David B. Potts	62	Director
Peter J. Rogers, Jr.	64	Director
Lance L. Weaver	65	Director
Debora J. Wilson	62	Director

Peter D. Aquino has been our Chairman since December 2019 and Chief Executive Officer and Director since September 2016. He is a veteran of the technology, media and telecommunications (TMT) industries, with a track record of successfully guiding major expansion efforts, turnarounds and strategic partnerships and transactions at both public and private companies. Prior to assuming his role at the Company, Mr. Aquino served as Chairman and Chief Executive Officer, and later as Executive Chairman, of Primus Telecommunications Group, Inc. (“PTGi”) from 2010 until 2013. Under his leadership, PTGi grew into an integrated telecommunications company serving consumer and business customers with voice, data, high-capacity fiber and data center services globally. Prior to this, he was the President and Chief Executive Officer of RCN Corporation from 2004 until 2010 where he built the company into an all-digital HDTV cable multiple system operator and created an advanced fiber-based commercial network through organic and acquisition strategies. He is also the founder of Broad Valley Capital, LLC, where he provided consulting services and capital to improve companies’ business operations, productivity and asset value. He began his career at Bell Atlantic (now Verizon) in 1983. Mr. Aquino currently serves on the board of directors and Chairman of the Corporate Governance Committee of Alaska Communications Systems Group, Inc. (Nasdaq: ALSK), and recently served on the board of directors of Lumos Networks (Nasdaq: LMOS) and FairPoint Communications, Inc. (Nasdaq: FRP), prior to both being sold in 2017. Mr. Aquino holds a Bachelor’s Degree from Montclair State University and an M.B.A. from George Washington University in Washington, D.C.

Gary M. Pfeiffer is currently the Lead Independent Director, has served as a director since 2007, and served as Chairman from 2018 to 2019. Mr. Pfeiffer’s extensive experience includes public company officer, finance and accounting experience, corporate leadership experience, international operations experience, public sector experience as well as service on the boards of directors of other public companies, including service as non-executive chairman of the board of directors and chairman of audit, compensation and executive committees. This experience includes services as Chief Financial Officer and in other senior finance roles and in senior roles involving executive management during his more than 32 years with E. I du Pont de Nemours and Company (DuPont), a large, complex, technology- based, multinational science-based products and services company. During his career with DuPont (NYSE: DD), Mr. Pfeiffer held a variety of financial and business leadership positions in the United States, Brazil and Japan. From 1997 to 2006, Mr. Pfeiffer served as Senior Vice President and Chief Financial Officer of DuPont, Mr. Pfeiffer also served as Secretary of Finance for the State of Delaware from January 2009 through June 2009. Mr. Pfeiffer is a member of the board of directors of Quest Diagnostics, Inc. (NYSE: DGX). Mr. Pfeiffer previously served as a director of The Talbots, Inc. from 2004 to May 2012, having last served as its non-executive Chairman of the board of directors and as a director of TerraVia Holdings, Inc., formerly Solazyme, Inc. Mr. Pfeiffer holds a B.A. and an M.B.A. from the College of William and Mary in Virginia. Mr. Pfeiffer’s background and skills qualify him to serve as our audit committee financial expert.

David B. Potts has served as a director since 2017. He served as Executive Vice President and Chief Financial Officer of ARRIS International, Inc. (Nasdaq: ARRS) from 2004 to 2019 and previously was responsible for the ARRIS’ finance and IT functions from the acquisition of ARRIS Interactive L.L.C. in 2001 until 2016. Prior to joining ARRIS, Mr. Potts was the Chief Financial Officer of ARRIS Interactive L.L.C. from 1995 to 2001. From 1984 through 1995, Mr. Potts held various executive management positions with Nortel Networks, including Vice President and Chief Financial Officer of Bell Northern Research and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks, Mr. Potts was with Touche Ross in Toronto. Mr. Potts holds a Bachelor of Commerce degree from Lakehead University in Canada and is a member of the Institute of Chartered Accountants in Canada. Mr. Potts background and skills qualify him to chair our Audit & Finance Committee and to serve as an audit committee financial expert.

Peter J. Rogers, Jr. has served as a director since 2016. Mr. Rogers brings more than 30 years of experience managing key operational functions including finance, marketing, business development, investor relations and mergers and acquisitions. Most recently, he served as President and Chief Executive Officer of Dovetail Systems of Bethesda, Maryland, a hospitality software company, where he is also a member of its board of directors. In addition, he is board chairman of B4Checkin of Halifax, Nova Scotia, Canada, a privately held hospitality software company. He is also a principal of The Stroudwater Group, a management consulting company located in Washington, D.C. and a member of the New Dominion Angels Investor Group of Northern Virginia. Mr. Rogers started his career in 1979 with General Foods Corporation (now Kraft Foods Corporation, Nasdaq: MDLZ), White Plains, NY, as a Senior Financial Analyst. He spent seven years as a Financial Analyst and Consumer Products Marketing Manager with the Van Leer Corporation, a Dutch company, in its U.S. subsidiary, Keyes Fibre Co. of Stamford, CT. In 1987, Mr. Rogers joined MICROS Systems, Inc., Columbia, MD, as Director of Marketing. Mr. Rogers spent 27 years with MICROS (Nasdaq: MCRS) as it grew from a small company ($18 million revenue and $3 million market capitalization) to a global leader in information systems for the hospitality and retail industries ($1.4 billion revenue and $5.3 billion market capitalization). He served as Director of Marketing, Director of Business Development and a Product Director from 1987 to 1996. Mr. Rogers was Executive Vice President for Business Development and Investor Relations for MICROS from 1996 to 2014. Mr. Rogers left MICROS shortly after it was acquired by Oracle Corporation in 2014. Mr. Rogers also served in the role of setting product and service pricing, initiating its stock repurchase program at the board level, developing and managing its strategic partner relationships, creating its strategic plan and participating in its merger and acquisition efforts. He created its electronic payments business, one of the first integrated credit card payment systems in the hospitality industry. He managed its integrated credit card business for 24 years, extending its platform globally. He previously was an advisor to Purple Cloud Technologies of Atlanta, Georgia, a startup hotel software company. Mr. Rogers has extensive board experience. He served as a board member for StayNTouch (privately held hospitality software company in Bethesda, MD), Johns Hopkins Howard County (MD) General Hospital (Chair, Vice Chairman, and board member), Johns Hopkins Medicine and Executive Boards, the Howard County (Maryland) Economic Development Authority (Chair, Vice Chair, Treasurer and board member), and The Hotchkiss School of Lakeville, CT. He also served as President of the Hotchkiss School Annual Fund. He currently serves on the Advisory Board for Penn State University’s School of Hospitality Management. Mr. Rogers is a graduate of the University of Pennsylvania (BA Economics - Honors) and New York University’s Stern Graduate School of Business (M.B.A. Corporate Finance). He holds a professional certificate in Investor Relations from the University of Michigan Ross School of Business and a Corporate Board Fellowship designation from the National Association of Corporate Directors.

Lance L. Weaver has served as a director since 2017. He is an accomplished consumer financial services executive with nearly 40 years of experience across the consumer lending, mortgage and credit card asset classes. He has served as an advisor to financial services companies including VISA, Citigroup, Total System Services and Apollo Capital, and was president, money cards for Virgin Money Holdings in the U.K. from 2013 to 2015. Before holding these positions, he was President of EMEA Card Services for Bank of America, with approximately $30 billion in assets across Europe, Canada and China. He had previously served on the senior management team of MBNA Corporation for 15 years, where he helped build MBNA into the largest independent credit card lender in the world when it was acquired by Bank of America in 2006. His prior experience includes executive leadership roles with Citigroup, Wells Fargo and Maryland National Bank. Mr. Weaver currently serves as a director of PRA Group, Inc. (Nasdaq: PRAA). Mr. Weaver is a past member of the Georgetown University board of directors and board of trustees, and a past board chair of MasterCard. Mr. Weaver earned a Bachelor of Arts degree in marketing from Georgetown University.

Debora J. Wilson has served as a director since 2010. Ms. Wilson brings more than 30 years of experience managing key operational functions including sales, marketing, product development technology, human resources and finance/accounting. Ms. Wilson gained valuable executive management, business and leadership skills during her service as Chief Executive Officer of a technology-driven company. Ms. Wilson also brings knowledge of corporate governance matters based on her experience as a director of several public and private company boards of directors. Ms. Wilson served as a President and Chief Executive Officer of The Weather Channel from 2004 to 2009 and in other positions including Senior Vice President, Executive Vice President and Chief Operating Officer of The Weather Channel from 1994 to 2004. Before joining The Weather Channel, Ms. Wilson spent 15 years in the telecommunications industry at Bell Atlantic (now Verizon). Ms. Wilson is a member of the board of directors, chair of the compensation committee and member of the audit committee of Markel Corporation (NYSE: MKL). Ms. Wilson recently served a member of the board of directors and chair of the compensation committee of ARRIS International, Inc. (Nasdaq: ARRS) prior to being sold in 2019. Ms. Wilson holds a B.S. in Business Administration from George Mason University in Virginia.

EXECUTIVE OFFICERS

In addition to Mr. Aquino, our Chief Executive Officer, whose biographical information appears above, set forth below are the names, ages and biographical information for each of our current executive officers as of May 4, 2020.

Name	Age	Position
Peter D. Aquino	59	Chief Executive Officer
Michael T. Sicoli	49	President and Chief Financial Officer
Andrew G. Day	54	Executive Vice President and Chief Operating Officer
Richard P. Diegnan	50	Executive Vice President, General Counsel & Corporate Secretary
John D. Filipowicz	61	Senior Vice President, Chief Administrative Officer & Chief Governance, Risk and Compliance Officer
Christine A. Herren	48	Vice President, Accounting and Corporate Controller

Michael T. Sicoli is currently our President and Chief Financial Officer and since October 2019 has led Finance and Accounting functions, Corporate Development, Investor Relations, Information Technology and Real Estate. Previously, he served as Chief Financial Officer of GTT Communications Inc. (NYSE: GTT), a publicly-traded provider of cloud networking services to multinational clients from 2015 to 2019. Prior to joining GTT, he served as principal of MTS Advisors, LLC, a consulting and advisory services firm he founded in 2013. From 2010 to 2013, he served as Chief Executive Officer of Sidera Networks, a fiber optic service provider that was merged with Lightower Fiber Networks in 2013. From 2005-2010, Mr. Sicoli served as Chief Financial Officer of RCN Corporation, where he reported to Peter Aquino until the go-private transaction in 2010. Prior to that, Mr. Sicoli held various positions at Nextel Communications, Deloitte Consulting, and Accenture. Mr. Sicoli recently served as a director of Lumos Networks, a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region. Mr. Sicoli holds a Bachelor of Arts in Economics from The College of William and Mary and an MBA from The University of Virginia, Darden Graduate School of Business Administration.

Andrew G. Day is currently our Executive Vice President and Chief Operating Officer, and since April 2017 has led our sales, product management, marketing, business development, customer support, technical operations, engineering and program management. Mr. Day provided management and advisory services to the Company as a management consultant with ADAY Management from November 2016 through March 2017. He brings to INAP over 25 years of management experience in telecommunications, technology innovation, sales and marketing leadership. Prior to joining INAP, Mr. Day held several senior leadership positions in sales and general management for technology companies. Most recently, he served as Senior Vice President, Consumer Channels at Rogers Communications, where he led all consumer product sales across all sales channels. Previously, Mr. Day was CEO at PTGi, where he was responsible for the company’s direction and results. Before joining PTGi, he held various roles of increasing responsibility in general management, sales, product management, and finance at AT&T (NYSE: T), Gillette (NYSE: PG) and Xerox (NYSE: XRX). Mr. Day holds an Honours B. Comm. from McMaster University, is a Chartered Public Accountant (CPA) and is also a Chartered Director (C. Dir.).

Richard P. Diegnan is currently our Executive Vice President, General Counsel and Corporate Secretary, and since November 2016 has led our legal department. Mr. Diegnan has 20 years of experience as a corporate attorney representing a diverse group of clients. He was a partner at Diegnan & Brophy, LLC since its founding in 2005, and concentrated his practice in corporate counseling, mergers and acquisitions, commercial transactions, real estate, land use planning and commercial disputes. Mr. Diegnan served as General

Counsel and Chief Administrative Officer to Broad Valley Micro Fiber Networks Inc. Mr. Diegnan served as General Counsel and Chief Financial Officer to Travel Tripper LLC, a hotel web technology company, from 2011 to 2016. Mr. Diegnan was a corporate attorney at McCarter & English LLP from 1999 to 2000 and a corporate attorney in the Merger and Acquisitions Group at Milbank, Tweed, Hadley & McCloy LLP from 2000 to 2005. He began his career at AT&T (NYSE: T) where he held various positions in finance and sales. Mr. Diegnan is licensed to practice in New York and New Jersey and earned his Bachelor of Science in finance from Providence College, an M.B.A. from Fairleigh Dickenson University and a Juris Doctor from Seton Hall University School of Law.

John D. Filipowicz is currently our Senior Vice President, Chief Administrative Officer and Chief Governance, Risk and Compliance Officer and has been leading INAP’s Human Resources function since January 2017. Mr. Filipowicz has over 30 years of human resources, legal and operations experience in the telecom industry. From September 2013 to December 2016, Mr. Filipowicz provided legal, operations, customer service, sales, human resources training and restructuring expertise to businesses in order to improve overall financial, legal, and operational excellence, including serving as Chief Operating Officer of Telecom Infrastructure Corp. from June 2015 to February 2016. Prior to that, Mr. Filipowicz was the Chief Administrative Officer, General Counsel and Chief Compliance Officer at PTGi from August 2011 to August 2013. Prior to PTGi, he served as the President of Residential Markets, Chief Administrative Officer and Senior Vice President and Assistant General Counsel to RCN Corporation. Mr. Filipowicz holds a J.D. from Western Michigan University and a B.A. from St. Lawrence University.

Christine A. Herren, has been our Vice President, Accounting and Controller since May 2019, and previously was the Company’s Assistant Controller since April 2017. Ms. Herren has over 25 years financial and accounting leadership experience in both public and private companies. From 1991 to 2017, Ms. Herren held various accounting positions with increasing seniority at Radial, Inc., and prior to a business combination, its predecessor Innotrac Corporation, including Chief Accounting Officer and Corporate Controller. Ms. Herren is a certified public accountant. Ms. Herren holds a Bachelor of Business Administration in Accounting from Georgia State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and SEC regulations require our directors and executive officers and persons who own more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of copies of these reports or of certifications to us that no report was required to be filed, we believe that during 2019 all of our directors and executive officers filed the required reports under Section 16(a) on a timely basis.
Code of Conduct and Ethics Hotline

We have a Code of Conduct that covers our directors, officers (including our Chief Executive Officer, President and Chief Financial Officer and Chief Accounting Officer) and employees and satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted in the “Corporate Governance” section on the Investor Relations page of our website at www.INAP.com. The code is available in print to any person without charge, upon request sent to Richard P. Diegnan, our Corporate Secretary at Internap Corporation, 12120 Sunset Hills Road, Suite 330, Reston, VA 20190. We will disclose, in accordance with all applicable laws and regulations, amendments to, or waivers from our Code of Conduct.

Any suggestions, concerns or reports of misconduct at our company or complaints or concerns regarding our financial statements and accounting, auditing, internal control and reporting practices can be reported by submitting a report on https://INAP.alertline.com/gcs/welcome (anonymously, if desired) or by calling our third-party provider, Global Compliance, Inc. at (800) 323-6182.

Audit & Finance Committee

The Board has determined that all members of the Audit & Finance Committee are independent as defined by Nasdaq rules, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules of the SEC, as applicable to audit committee members. The Board has determined that Mr. Potts, the committee Chairman, and Mr. Pfeiffer are each an “audit committee financial expert” under rules of the SEC. The Audit & Finance Committee met eleven times in 2019. The Audit & Finance Committee:

•	appoints, retains, compensates, oversees, evaluates and, if appropriate, terminates our independent registered public accounting firm;

•	annually reviews the performance, effectiveness, objectivity and independence of our independent registered public accounting firm;

•	establishes procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;

•	reviews with our independent registered public accounting firm the scope and results of its audit;

•	approves all audit services and pre-approves all permissible non-audit services to be performed by our independent registered public accounting firm;

•	assesses and provides oversight to management relating to identification and evaluation of major risks inherent in our business and the control processes with respect to such risks;

•	oversees the financial reporting process and discusses with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviews and monitors our accounting principles, policies and financial and accounting processes and controls;

•	oversees our internal audit function and reviews and approves the annual internal audit plan; and

•	oversees our financial strategy, capital structure, liquidity position, banking relationships, and tax policies.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

There were no material changes to the procedures described in our last proxy statement relating to the election of directors by which shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

In order to achieve our strategic plans, INAP requires a team of talented, fully engaged executive officers committed to the successful achievement of our long-term goals. The primary objectives of our compensation program are to attract and retain highly qualified personnel for positions of substantial responsibility, and to provide incentives for such persons to perform to the best of their abilities, achieve our strategic objectives, enable the Company to compete effectively and to promote the success of our business. Therefore, our compensation program is designed to attract, motivate and retain executives who possess the talent, leadership and commitment needed to operate our business, create and implement new opportunities, anticipate and effectively respond to new challenges, and make and execute difficult decisions.

Commencing in 2019, the Company qualified as a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has elected to now provide scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For 2019, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”):

•	Peter D. Aquino, our Chief Executive Officer;

•	Andrew G. Day, our Executive Vice President and Chief Operating Officer; and

•	Richard P. Diegnan, our Executive Vice President, General Counsel and Corporate Secretary.

Summary Compensation Table

The following table presents information regarding compensation for our named executive officers for services rendered during 2019, and 2018:

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total

Peter D. Aquino CEO	2019	$505,000	$1,772,820	$60,600	$17,775	$2,356,195
	2018	505,000	1,982,274	540,130	18,302	3,045,706

Andrew G. Day(4) EVP and COO	2019	303,062	369,384	17,878	2,961	693,285
	2018	258,021	219,424	109,320	441	587,206

Richard P. Diegnan EVP, GC and Secretary	2019	249,039	307,820	14,942	20,526	592,327
	2018	225,000	193,918	120,326	22,188	561,432

(1)
Represents the full grant date fair value of restricted stock awards granted in the years shown calculated in accordance with FASB ASC Topic 718. We value restricted stock using the closing price of our common stock reported on Nasdaq on the applicable grant date. For valuation assumptions, see Note 11 to our Consolidated Financial Statements for the fiscal years ended December 31, 2019 and December 31, 2018. The values in this column may not correspond to the actual dollar value that the named executive officer will realize at the time that the restricted stock vests. The grant date value of the restricted stock is reflected in the table above as $1,772,820 for Mr. Aquino, $369,384 for Mr. Day, and $307,820 for Mr. Diegnan.

(2) Represents amounts earned under our annual short-term incentive plans. The amounts reported for 2019 were earned under our 2019 STIP and were paid in March 2020. The amounts reported for 2018 were earned under our 2018 STIP and were paid in April 2019.

(3)
The compensation listed in this column for 2019 includes: (a) for Mr. Aquino (i) matching contributions under our 401(k) savings plan of $8,400; and (ii) medical and other benefits of $9,375; (b) for Mr. Day medical and other benefits of $2,961; and (c) for Mr. Diegnan (i) matching contributions under our 401(k) savings plan of $7,414; and (ii) medical and other benefits of $13,112.

(4)
The amounts presented for Mr. Day has been converted from Canadian dollars to U.S. dollars based on (a) for Mr. Day’s salary, the annual average exchange rate of 0.77 for 2018 and 0.75 for 2019; and (b) for Mr. Day’s non-equity incentive plan compensation, the exchange rate was 0.77 on December 31, 2018 for 2018, and December 31, 2019 for 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding stock options and restricted stock awards for each named executive officer as of December 31, 2019:

		Stock Awards
Name	Grant Date	Number of Shares of Stock That Have not Vested(1) (#)		Market Value of Shares of Stock That Have Not Vested(2) ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested(3) (#)	Market Value of Shares of Stock That Have Not Vested(2) ($)
Peter D. Aquino(4)	9/19/2016	29,166	(5)	$32,083	—	$—
	6/21/2017	10,417		11,459	—	—
	3/19/2018	105,384		115,922	—	—
	3/21/2019	168,519		185,371	168,519	185,371

Andrew G. Day	2/13/2017	3,812		4,193	—	—
	6/21/2017	4,278		4,706	—	—
	3/19/2018	11,666		12,833	—	—
	3/21/2019	35,113		38,624	35,112	38,623

Richard P. Diegnan	2/13/2017	3,810		4,191	—	—
	6/21/2017	3,668		4,035	—	—
	3/19/2018	10,310		11,341	—	—
	3/21/2019	29,261		32,187	29,260	32,186

(1)    The vesting of the awards granted on September 19, 2016 to Mr. Aquino, are detailed in footnote 5 below. Subject to limited exceptions under the 2017 Plan, awards granted under the 2017 Plan are subject to a minimum vesting period of one year from the date the award is made. Restrictions on time-vested restricted stock generally lapse in three equal annual installments beginning on the first anniversary of the grant date. In respect to the performance portion, if the goal is achieved, restrictions on performance based restricted stock lapse in three equal annual installments beginning on the first anniversary of the grant date. Vesting of the shares of restricted stock is conditioned upon continued employment with the Company, and is subject to acceleration upon certain events.

(2)    The dollar values are calculated using a per share stock price of $1.10, the closing price of our common stock reported on Nasdaq on December 31, 2019.

(3)    The shares of performance-based restricted stock reported in this column have not been earned. The awards reported in this column will be earned based on achieving specific financial performance objectives. The shares are reported at target.

(4)    In connection with the hiring of Mr. Aquino, he was granted performance-based restricted stock. Of the awards reported, 62,500 restricted shares will be earned and vest when our common stock trades with a closing price of more than $30.00 for five business days and 62,500 restricted shares will be earned and vest when our common stock trades with a closing price of more than $40.00 for five business days. In addition, he was granted performance-based restricted stock that will be earned based on meeting performance criteria and will vest 1/3 annually on each anniversary of meeting the applicable performance target. Of the awards reported, 58,750 restricted shares will be earned when our common stock trades with a closing price of more than $30.00 for five business days. The business days need not be consecutive and Mr. Aquino must achieve the trading price goal within three years of his date of hire. The awards are reported at target. On October 16, 2017, the target price of $20.00 was achieved and the performance award of 50,000 restricted shares vested on October 16, 2017. On
September 19, 2019, Mr. Aquino forfeited 168,519 shares which is reflected above, as the target prices of $30.00 and $40.00 for five business days was not achieved.

(5)    The hybrid award of 87,500 was earned due to the achievement of the target price of $20.00 and vests annually, 1/3 of the award vested on each of October 16,
2018 and October 16, 2019, with the remaining 1/3 vesting on October 16, 2020.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Components of Executive Compensation

Component	Primary Purpose	Form of Compensation
Base Salary	Provides base compensation for day-to-day performance of job responsibilities and determines the target for short-term incentive compensation	Cash, paid periodically
Short-Term (Annual) Incentive Plan	Motivates and rewards for the achievement of corporate and, as applicable, business unit financial goals, as well as individual performance	Cash, paid annually
Long-Term Equity Incentive Plan	Provides incentive for long-term performance, retention and motivation, thereby aligning the financial interests of our named executive officers with the interests of our shareholders	Equity denominated in shares of our common stock, awarded annually
Base Salary

Base salary is the only fixed component of our named executive officers’ total compensation package. Our annual salary review process is based on our overall annual budget guidelines and is influenced by, among other things, competitive market data, role and responsibility in our Company and individual performance. For 2019, modest salary increases were made for Messrs. Day and Diegnan for their promotions and increased responsibilities.

Short-Term (Annual) Incentive Compensation

Our Compensation Committee believes short-term incentive compensation opportunities for named executive officers should be competitive with incentive compensation at peer companies of similar size and companies with whom we compete for exceptional talent. Our corporate financial targets are based on our financial plan approved by the Board.

Our Compensation Committee approved target awards to named executive officers as a percentage of base salary, approved performance metrics, and reviewed results achieved compared to such performance metrics. The Board (excluding Mr. Aquino) approved any award to Mr. Aquino after receiving recommendations from the Compensation Committee. Target awards for Messrs. Aquino, Day and Diegnan were also set forth in each executive officers’ employment agreement or employment arrangement as set forth under “Employment Agreements with the Named Executive Officers.”
Short-Term Annual Incentive Plan

In 2019, we continued our pay for performance focus, and all named executive officers with similar corporate financial goals. Each of our executive officers is eligible to receive an award under our 2019 Short-Term Incentive Plan (the “2019 STIP”) for achievement of the goals listed below, but only if the threshold level for Adjusted EBITDA is achieved. To promote individual performance, the individual and team performance goals payout could be achieved even if threshold Adjusted EBITDA was not achieved.

•	revenue (30% of potential award);

•	Adjusted EBITDA (60% of potential award); and

•	individual and team performance goals (10% of potential award).

All named executive officers had individual management business objectives set by the Chief Executive Officer and in the case of the Chief Executive Officer, the Board of Directors.  These management business objectives establish goals for the individual named executive officer as well as the team that such named executive officer leads.  All named executive officers' performance and compensation related to achievement of this component is evaluated and reviewed by the Compensation Committee. For more information about Adjusted EBITDA, see Part II, Item 7 of this Annual Report on Form 10-K.

For 2019, the Compensation Committee (and the Board in the case of our CEO) evaluated our corporate performance, and individual performance in determining the awards paid to each named executive officer. Because corporate performance did not meet the applicable threshold goals for 2019, each named executive officer received an award for only their individual performance in 2019. Each named executive officer received 10% of their target award with such amounts actually paid reported in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

Long-Term Equity Incentive Compensation

Equity Grant Practices. Our Compensation Committee administers our 2017 Plan and approves the amount of and terms applicable to grants and awards to executive officers, other than grants and awards to our Chief Executive Officer, which our full Board approves.

Our Compensation Committee annually reviews long-term equity incentive levels for all executive officers in light of long-term strategic and performance objectives and each executive officer’s role within our Company and current and anticipated contributions to our future performance. In determining the aggregate value of grants for an individual, the Compensation Committee considers the individual’s level of experience, responsibilities, performance, retention considerations, market trends, relative internal impact of the role and expected future contribution, personal and business unit performance and internal peer equity, as well as competitive market data. Our CEO provides input to these decisions, except in the case of his own compensation.

Restricted Stock. For 2019, the Compensation Committee designed our long-term equity program to encourage achieving Adjusted EBITDA less CAPEX goals and to promote retention of our executive officers. Each of our named executive officers was granted restricted stock, 50% of which could be earned based on achieving Adjusted EBITDA less CAPEX goals for 2019 and 50% was subject to time vesting. The performance-based restricted stock is earned on an all or nothing basis, i.e., the Adjusted EBITDA less CAPEX target must be met in order for the performance shares to vest. For 2019, the Adjusted EBITDA less CAPEX target was not met and the named executive officers did not earn the 50% of awards which could be earned based on achieving Adjusted EBITDA less CAPEX goals for 2019. In respect to the performance portion, if the goal is achieved, restrictions on performance based restricted stock lapse in three equal annual installments beginning on the first anniversary of the grant date. Since the performance goal was not achieved, the executive officers forfeited the performance shares to the Company.

Restrictions on restricted stock generally lapse in three equal annual installments beginning on the first anniversary of the grant date. Vesting of the shares of restricted stock is conditioned upon continued employment with the Company, and is subject to acceleration upon certain events.

Named executive officers received the following equity awards in 2019 under our annual long-term incentive program:

Name	Number of Shares of Restricted Stock Granted in 2019
Peter D. Aquino	337,038
Andrew G. Day	70,225
Richard P. Diegnan	58,521

For the grant date fair values of the restricted stock, please see the Summary Compensation Table above.

Clawback Policy and Equity Agreements. We have a robust clawback policy that allows us to recover compensation paid to any executive officer whether or not they engaged in fraud or intentional misconduct in the event of a financial statement restatement. In addition, all our equity agreements under the 2017 Plan contain a “clawback” provision that provides us with the ability to impose the forfeiture of equity compensation in the event of any financial restatement or mistake in financial calculations.
Mr. Aquino’s Original Sign-On Awards

As a material inducement to Mr. Aquino entering into employment with the Company, Mr. Aquino received 396,250 restricted shares of the Company’s common stock in 2016. The closing price performance targets were increased in conformity with the reverse stock split effected in November 2017.
Performance Awards

•	50,000 restricted shares granted were earned when our common stock traded with a closing price of at least $20.00 for five business days.

•
62,500 restricted shares and 62,500 restricted shares awarded were not earned because our common stock did not trade with a closing price of at least $30.00 and $40.00, respectively, for five business days during the three-year period as of the date of his hire. Mr. Aquino forfeited these awards to the Company on September 19, 2019.

Time-Based Awards

•	A total of 75,000 restricted shares vested based on Mr. Aquino being employed by us on the first, second and third anniversaries of the date of the initial award.
Hybrid Awards

•	87,500 restricted shares granted were earned when our common stock traded with a closing price of at least $20.00 for five business days.

•
58,750 restricted shares were not earned because our common stock did not trade with a closing price of at least $30.00 for five business days during the three-year period as of the date of his hire. Mr. Aquino forfeited these awards to the Company on September 19, 2019.

Perquisites Policy

It is our current policy to not provide perquisites to our executive officers. We have, from time to time, offered certain benefits to the named executive officers in connection with their business travel to our corporate headquarters or our Atlanta-based operations. We provide named executive officers with the same benefits available to all of our salaried employees, including (a) a choice of medical, dental and vision plans; (b) basic and voluntary life insurance; (c) short-term disability, long-term disability and long-term care insurance; and (d) participation in our 401(k) savings plan, including discretionary Company-matching contributions. The Company does not have a pension plan.
Employment Agreements with the Named Executive Officers
Employment Agreements with Peter D. Aquino

On September 12, 2016, the Company and Mr. Aquino entered into an employment agreement. Under the employment agreement, Mr. Aquino will serve as President and Chief Executive Officer of the Company for the three-year period from September 19, 2016 through September 19, 2019, unless terminated earlier. Mr. Aquino is entitled to an annual base salary of $505,000 and is eligible to receive a target cash bonus in 2017 and beyond of 100% of his base salary. If Mr. Aquino achieves performance goals, he will be able to obtain a maximum potential cash bonus of 200% of base salary, upon the recommendation of the Compensation Committee and the approval of the Board. Mr. Aquino further received a grant of an award of restricted stock with respect to 396,250 shares of common stock of the Company, as mentioned above.

The employment agreement also provides that if Mr. Aquino incurs a qualifying termination other than during a protection period, (which is as defined as a period beginning 120 days prior to a change of control event and ending 24 months after the change of control event), Mr. Aquino shall be entitled to (1) severance payment consisting of Mr. Aquino’s base salary plus annual target bonus amount in equal monthly installments payable over a 12 month period; (2) payment of any earned and unpaid base salary as of termination of his employment; and (3) payment of any earned but unpaid other amounts due as of the termination of his employment.

If Mr. Aquino incurs a qualifying termination during a protection period, (which is as defined as a period beginning 120 days prior to a change of control event and ending 24 months after the change of control event), Mr. Aquino shall be entitled to (1) severance payment consisting of Mr. Aquino’s base salary plus annual target bonus amount multiplied by two; (2) payment of any earned and unpaid base salary as of termination of his employment; and (3) payment of any earned but unpaid other amounts due as of the termination of his employment.

Mr. Aquino is entitled to receive the benefits and perquisites we generally provide to our senior executives, including reimbursement for air travel and accommodations for business travel between Northern Virginia and Atlanta.

On March 16, 2019, the Company and Mr. Aquino amended the employment agreement, dated September 12, 2016. The principal changes to the employment agreement consist of the following: (i) at the end of the current term of the employment agreement, which is due to end on September 19, 2019, the term will automatically renew for successive one-year periods unless either party provides advance written notice of non-renewal; and (ii) non-renewal of the employment agreement by the Company is treated as a Qualifying Termination (as defined in the employment agreement) of Mr. Aquino’s employment, which will entitle Mr. Aquino to severance pay and other benefits.

On April 8, 2019, the Company and Mr. Aquino entered into a long-term cash award agreement (the “Cash Award Agreement”). The Cash Award Agreement was recommended by the Compensation Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors. The Cash Award Agreement provides for total payments to Mr. Aquino of up to $600,000 (the “Cash Award”). 50% of the Cash Award, or $300,000, will vest in three equal annual installments on the anniversary of the date of the Cash Award Agreement, provided that Mr. Aquino is employed by the Company on each such vesting date. 50% of the Cash Award, or $300,000, is subject to the performance requirement that the Company meet or exceed the Adjusted EBITDA less CapEx metric from the Company’s approved 2019 budget. If the performance requirement is met, then the performance portion of the Cash Award will vest in three equal annual installments on the anniversary of the date of the Cash Award Agreement, provided that Mr. Aquino is employed by the Company on each such vesting date. If the performance requirement is not met, then the performance portion of the Cash Award shall be cancelled. In the event of a change in control of the Company, any outstanding, unvested portion of the Cash Award will vest as of the change in control. For 2019, the Adjusted EBITDA less CapEx metric was not met and Mr. Aquino did not earn 50% of the cash award eligible to be earned for 2019 performance.

On June 18, 2019, the Company and Mr. Aquino amended the employment agreement, dated September 12, 2016. The principal changes to the Employment Agreement consist of the following: (i) an increase in annual cash incentive bonus at a target level from 100% to 120% of earned base salary, in accordance with performance criteria established by the Company’s Board of Directors; and (ii) twenty-four (24) months of severance pay for a Qualifying Termination (as defined in the Employment Agreement) equal to two times the sum of base salary and target annual cash incentive bonus.
Employment Arrangements with Andrew G. Day

Pursuant to the terms of an offer letter dated as of March 30, 2017, and by and between the Company’s subsidiary and Mr. Day, Mr. Day will receive (i) an annual base salary of $335,000 CAD (or approximately $250,000, as Mr. Day is paid in Canadian dollars and the US equivalent is based on current exchange rates); (ii) an annual cash incentive bonus based upon criteria established by the Company’s Board or Compensation Committee at a target level of 50% of base salary; (iii) an annual restricted stock grant in a value equal to one times base salary, subject to three-year vesting, 50% of which shall be subject to time-based vesting and 50% of which shall be subject to performance-based vesting as determined by the Company’s Board or Compensation Committee; (iv) upon termination following six (6) months of employment by the Company, severance equal to twelve (12) months of base salary and payment of the costs of benefits as required pursuant to Canada’s Employment Standards Act, 2000; and (v) customary benefits, including paid vacation days.

On December 13, 2018, the Company appointed Mr. Day, as the Company’s EVP, Chief Operating Officer. In connection with his promotion, the Company and Mr. Day entered into a letter agreement, dated December 13, 2018, and effective January 1, 2019, Mr. Day will receive: (i) an annual base salary of $300,000; (ii) an annual cash incentive bonus based upon criteria established by the Company’s Board of Directors at a target level of 60% of earned base salary; (ii) an annual restricted stock grant at a target level of 125% of base salary, subject to three-year vesting, 50% of which shall be subject to time-based vesting, and 50% of which shall be subject to performance-based vesting as determined by the Company’s Board of Directors; (iv) customary benefits, including paid time off; and (v) twelve (12) months of severance pay for a termination without cause, or twelve (12) months severance pay plus target annual cash incentive bonus (as if met 100% of target bonus objectives) without cause in connection with change of control.

The changes from Mr. Day’s prior employment agreement were an increase in salary of $50,000 from $250,000 to $300,000, an increase in annual cash incentive bonus from 50% to 60%, an increase in annual restricted stock grants target level from 100% to 125%, and twelve (12) months of salary and target bonus paid in connection with change of control.

On October 24, 2019, the Company and Mr. Day entered into a letter agreement, amending Mr. Day’s prior offer letters, and Mr. Day will receive: (i) twelve (12) months of severance pay plus target annual cash incentive bonus (as if met 100% of target bonus objectives) for a termination without cause in equal monthly installments payable over a 12 month period, or (ii) 1.5 times twelve (12) months severance pay plus target annual cash incentive bonus (as if met 100% of target bonus objectives), without cause in connection within 24 months following a change of control equal monthly installments payable over a 12 month period.

On March 13, 2020, the Company and Mr. Day entered into a letter agreement for incentive arrangements to promote retention and continuity during the Company’s filing of voluntary petitions for relief under Title 11 of the United States Code for the Southern District of New York, White Plains Division (collectively, the “Chapter 11 Cases”). Mr. Day will receive $200,000, 50% of which will be paid within five days following the emergence of the Company from the Chapter 11 Cases and the remaining 50% to be paid on March 31, 2021. The incentive arrangements generally require that Mr. Day must not have voluntarily resigned or been terminated for cause prior to the applicable payment dates.
Employment Arrangements with Richard P. Diegnan

Pursuant to the terms of an offer letter dated as of November 7, 2016, by and between the Company and Mr. Diegnan, Mr. Diegnan will receive (i) an annual base salary of $225,000; (ii) an annual cash incentive bonus based upon criteria established by the Company’s Board or Compensation Committee at a target level of 50% of base salary; (iii) potential additional cash bonus up to 75% of base salary, subject to Compensation Committee discretion; (iv) an annual restricted stock grant in a value equal to one times base salary, subject to three-year vesting, 50% of which shall be subject to time-based vesting and 50% of which shall be subject to performance-based vesting as determined by the Company’s Board or Compensation Committee; (v) upon termination following ninety (90) days of employment by the Company, severance equal to twelve (12) months of base salary and payment of the costs of COBRA coverage through the severance period; and (vi) customary benefits, including paid vacation days.

On December 13, 2018, the Company appointed Mr. Diegnan as EVP, General Counsel & Corporate Secretary. In connection with his promotion, the Company and Mr. Diegnan entered into a letter agreement, dated December 13, 2018, and effective January 1, 2019, Mr. Diegnan will receive: (i) an annual base salary of $250,000; (ii) an annual cash incentive bonus based upon criteria established by the Company’s Board of Directors at a target level of 60% of earned base salary; (iii) an annual restricted stock grant at a target level of 125% of base salary, subject to three-year vesting, 50% of which shall be subject to time-based vesting, and 50% of which shall be subject to performance-based vesting as determined by the Company’s Board of Directors; (iv) customary benefits, including paid time off; and (v) twelve (12) months of severance pay for a termination without cause, or twelve (12) months severance pay plus target annual cash incentive bonus (as if met 100% of target bonus objectives) without cause in connection with change of control.

The changes from Mr. Diegnan’s prior employment letter were an increase in salary of $25,000 from $225,000 to $250,000, an increase in annual cash incentive bonus from 50% to 60%, an increase in annual restricted stock grants target level from 100% to 125%, and twelve (12) months of salary and target bonus paid in connection with change of control.

On March 13, 2020, the Company and Mr. Diegnan entered into a letter agreement for incentive arrangements to promote retention and continuity during the Company’s Chapter 11 Cases. Mr. Diegnan will receive $400,000, 50% of which will be paid within five days following the emergence of the Company from the Chapter 11 Cases and the remaining 50% to be paid on March 31, 2021. The incentive arrangements generally require that Mr. Diegnan must not have voluntarily resigned or been terminated for cause prior to the applicable payment dates.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below illustrate for each of Messrs. Aquino, Day and Diegnan the amounts that he would receive under the applicable termination scenario as of December 31, 2019.
Peter D. Aquino

Benefit	Termination For Cause ($)	Termination Without Cause ($)	Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)	Termination following a Change in Control ($)
Severance payment	$—	$1,010,000	$—	$—	$1,010,000
Bonus	—	1,212,000	—	—	1,212,000
Other		600,000			600,000
Continued benefits	—	—	—	—	—
Life Insurance Payment	—	—	—	505,000	—
Payment for Outstanding Equity Awards	—	—	—	—	530,206
Total	$—	$2,822,000	$—	$505,000	$3,352,206

Pursuant to Mr. Aquino’s Employment Agreement, dated September 12, 2016, as amended on June 18, 2019, Mr. Aquino receives a severance payment equal to two times the sum of base salary or $505,000, and target annual cash incentive, which is 120% of base salary or $606,000. In addition, pursuant to Mr. Aquino’s long-term cash award agreement, the unvested portion, $600,000, vests as of the change in control. Pursuant to the long-term cash award agreement, 50% or $300,000 will vest in three equal annual installments on the anniversary of the date of the cash award agreement, and 50% or $300,000 is subject to the performance requirement that the Company meet or exceed the Adjusted EBITDA less CapEx target.  For 2019, the performance metric was not met, and $300,000 of the cash award was cancelled in March 2020.

In addition to the severance payment, Mr. Aquino would be entitled to any Accrued Obligation under Article III “Termination Benefit” under his Employment Agreement, dated September 12, 2016. Accrued Obligations include payment of any earned and unpaid Base Salary as of Termination of Employment, and payment of any earned but unpaid other amounts due as of the Termination of Employment, including but not limited to, any unpaid, earned bonus pursuant to the Company’s short-term incentive plan as well as 401(k) matching dollars earned as of Termination of Employment pursuant to the terms of the 401(k) Savings Plan.

Andrew G. Day

Benefit	Termination For Cause ($)	Termination Without Cause ($)	Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)	Termination following a Change in Control ($)
Severance payment	$—	$300,000	$—	$—	$450,000
Bonus	—	180,000	—	—	270,000
Continued benefits	—	1,274	—	—	1,274
Life Insurance Payment	—	—	—	300,000	—
Payment for Outstanding Equity Awards	—	—	—	—	98,979
Total	$—	$481,274	$—	$300,000	$820,253

Mr. Day is paid in Canadian dollars. For this table, amounts were in US dollars per Mr. Day's employment agreement. For continued benefits, amounts were converted in US dollars based on the exchange rate of 0.75 on December 31, 2019.
Richard P. Diegnan

Benefit	Termination For Cause ($)	Termination Without Cause ($)	Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)	Termination following a Change in Control ($)
Severance payment	$—	$250,000	$—	$—	$250,000
Bonus	—	—	—	—	150,000
Continued benefits	—	14,594	—	—	14,594
Life Insurance Payment	—	—	—	250,000	—
Payment for Outstanding Equity Awards	—	—	—	—	83,940
Total	$—	$264,594	$—	$250,000	$498,534

NON-EMPLOYEE DIRECTOR COMPENSATION

In 2019, our Compensation Committee reviewed the amount and mix of our non-employee director compensation, in consultation with its independent compensation consultants, the Compensation Committee elected to increase the mix of cash in the director compensation package and decrease the mix of equity. The directors did not receive any increase in compensation.

In sum, the Compensation Committee revised as follows:

•	reduced the retainer paid in stock to each of the directors by $30,000 and increased the cash payment by $30,000; and

•	paid the committee chairperson annual retainer and committee member retainer in cash instead of common stock.

The Compensation Committee has not increased the total amounts for director retainers, committee chairperson retainers or committee retainers since 2015, only the form of such payments, whether in cash or stock. It is our view that the current non-employee director compensation program, in terms of total value, is generally aligned with other similar companies in terms of market cap, complexity, industry and business stage. In addition, our 2017 Stock Incentive Plan specifically limits the amount of non-employee director compensation we can award to $500,000 per year per non-employee director.

	Cash ($)	Restricted Stock Award
Newly appointed or elected director	$—	Number of restricted shares equal to $110,000
Annual director retainer	60,000	Number of restricted shares equal to $110,000
Audit & Finance Committee chairperson annual retainer	15,000
Audit & Finance Committee member annual retainer	7,500
Compensation Committee chairperson annual retainer	10,000
Compensation Committee member annual retainer	5,000
Nominations and Governance Committee chairperson annual retainer	7,500
Chairman annual retainer	40,000

2019 Director Compensation

The following table lists the compensation paid to our non-employee directors during 2019:

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Gary M. Pfeiffer	$120,000	$67,082	$187,082
David B. Potts	75,000	67,082	142,082
Peter J. Rogers, Jr.	67,500	67,082	134,582
Lance L. Weaver	65,000	67,082	132,082
Debora J. Wilson	70,000	67,082	137,082

(1)
In addition to serving as a director, Mr. Aquino has served as our Chief Executive Officer since September 2016 and his compensation is reflected in the Summary Compensation Table. Mr. Aquino does not receive any compensation for serving as a director.

(2)
Represents the full grant date fair value of restricted stock granted in 2019, calculated in accordance with FASB ASC Topic 718. We value restricted stock using the closing market price of our common stock reported on Nasdaq on the applicable grant date. All restricted awards are subject to a minimum vesting period of one year from the date the award is made. For additional valuation assumptions, see Note 11 to our Consolidated Financial Statements for the fiscal year ended December 31, 2019. The values in this column may not correspond to the actual value that the non-employee directors will realize at the time that the restricted stock vests.

Outstanding Equity Awards of Directors at Fiscal Year End

The following table lists the number of outstanding restricted stock awards and stock options held by our non-employee directors as of December 31, 2019. The reported numbers reflect only grants made by the Company and do not include any other shares of our common stock that a director may have acquired on the open market.

Name	Stock Awards #(a)	Options #(b)
Gary M. Pfeiffer	70,695	4,072
David B. Potts	45,893	—
Peter J. Rogers, Jr.	63,796	—
Lance L. Weaver	45,733	—
Debora J. Wilson	75,049	4,072

(a)
Includes awards of restricted stock net of any shares withheld at the election of a director to satisfy minimum statutory tax obligations upon vesting plus shares acquired upon exercise of vested stock options. Some of the reported grants remain subject to time-based vesting.

(b)	All outstanding options are fully vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Five Percent Shareholders

The following table sets forth information as to those holders known to us to be the beneficial owners of more than 5% of our outstanding shares of common stock as May 4, 2020:

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)
GAMCO Investors, Inc.(2)	4,220,529	16.5%

(1)	As of May 4, 2020, based on approximately 25,648,870 shares outstanding on that date.
(2)     Based on information set forth in Amendment No. 51 to Schedule 13D filed with the SEC on April 27, 2020. The Schedule 13D indicates that Gabelli Funds,
LLC (“Gabelli”) has sole dispositive power over 1,540,038 shares of common stock; GAMCO Asset Management, Inc. (“GAMCO”) has sole voting power over 323,125 shares of common stock and sole dispositive power over 523,125 shares of common stock; Teton Advisors, Inc. (“Teton”) has sole voting and dispositive power over 101,000 shares of common stock; and MJG Associates, Inc. (“MJG”) has sole voting and dispositive power over 2,056,366 shares of common stock. The aggregate number of shares of common stock was 4,220,529 as of April 24, 2020. According to the filing, the business address for Gabelli, GAMCO and Teton is One Corporate Center, Rye, NY 10580 and for MJG is 191 Mason Street, Greenwich, CT 06830.
Stock Ownership of Management and Directors

The following table sets forth the number of shares of common stock beneficially owned as of May 4, 2020 (or such other date as set forth below) by each of our directors and named executive officers (as defined above) and all of our directors and executive officers as a group. The address of each current director and named executive officer is c/o Internap Corporation, 12120 Sunset Hills Road, Suite 330, Reston, VA 20190.

To our knowledge, except under community property laws, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares(1)(2)	Percent of Class
Peter D. Aquino	631,065	2.5%
Andrew G. Day	76,873	*
Richard P. Diegnan	67,153	*
Gary M. Pfeiffer	80,695	*
David B. Potts	48,393	*
Peter J. Rogers, Jr.	74,116	*
Lance L. Weaver	45,733	*
Debora J. Wilson	123,028	*
All directors and executive officers as a group (11 persons)	1,284,083	5.0%

*Represents beneficial ownership of less than 1%.

(1)	Represents shares granted as restricted stock awards, which remain forfeitable until the achievement of the performance goal and/or lapse of time.

(2)	Includes shares that may be acquired by the exercise of stock options granted under our equity compensation plans within 60 days after May 4, 2020 as follows:

Name	Options (#)
Gary M. Pfeiffer	4,072
Debora J. Wilson	4,072

Change in Control
As discussed in more detail in Part I, Item 1 of this Form 10-K, INAP and certain of its subsidiaries commenced the Chapter 11 Cases on March 16, 2020. On the effective date of the Plan, we will emerge from Chapter 11 bankruptcy and, in accordance with the Plan, this will result in a change in control of INAP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

Policies and Procedures for Related Person Transactions

We adopted a written related person transaction policy and procedures pursuant to which related parties, namely our executive officers, directors, and principal shareholders, and their immediate family members, are not permitted to enter into certain transactions, or materially modify or amend an ongoing transaction, with us, in which the amount involved exceeds $120,000, without the approval of our Nominations and Governance Committee. Any request for us to enter into or materially modify or amend certain such transactions is required to be presented to our Nominations and Governance Committee for review, consideration, and approval. The Nominations and Governance Committee reviews for approval all direct or indirect transactions or proposed transactions with any officer or director (or their family members) or any person in which any officer or director of our company has any interest.

To identify any transactions with such related parties, upon nomination or appointment, each director nominee and executive officer completes a questionnaire listing his or her related parties, and any transactions with the Company in which the officer or director or their family members have an interest. Additionally, at the end of each fiscal quarter, each director and executive officer is required to update his or her related parties, and confirm that he or she has disclosed any applicable transactions.

The Nominations and Governance Committee will approve only those related person transactions that are in the best interests of the Company and its shareholders (or not inconsistent with the best interests of the Company or its shareholders). In approving or rejecting the proposed transaction, our Nominations and Governance Committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, if applicable, the impact on a director’s independence. Under the policy, if we should discover related person transactions that have not been approved, our Nominations and Governance Committee will be notified and will determine the appropriate action, including ratification, rescission, or amendment of the transaction.

During the year ended December 31, 2019, we did not engage in any transactions with our directors and executive officers, nor are any such transactions currently proposed, in which a related person had or will have a direct or indirect material interest, except as set forth below.

Effective November 1, 2016, INAP leases office space in VA from Broad Valley Capital, LLC, a company 50% owned by Mr. Aquino and 50% by Mr. Diegnan. The lease is at-cost from Broad Valley Capital to INAP and total payment for rent, plus furniture, copier, office supplies, broadband and other for the years ended December 31, 2019 and 2018 was $158,258 and $146,571, respectively, and $138,371 for the year ended December 31, 2017. In August 2019, INAP purchased from Broad Valley the office furniture and equipment located in the Reston, VA office for $73,530. In November 2019, the lease was assigned to INAP.

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Director Independence

The Board annually assesses the independence of all directors. No director qualifies as “independent” unless the Board affirmatively determines that the director is independent under the listing standards of Nasdaq. Our Corporate Governance Guidelines require that a majority of our directors be independent. Our Board believes that the independence of directors and committee members is important to assure that the Board and its committees operate in the best interests of the shareholders and to avoid any appearance of conflict of interest.

Under Nasdaq standards, our Board has determined that the following five directors are independent: Gary M. Pfeiffer, David B. Potts, Peter J. Rogers, Jr., Debora J. Wilson and Lance L. Weaver. Mr. Aquino is not independent because he currently serves as our Chief Executive Officer. For six years, we have had not more than one active or former management employee serving as a director. In that regard, Mr. Aquino has served as a director since his appointment as Chief Executive Officer in September 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditor’s Fees

The following table shows the aggregate fees for professional services provided by BDO USA, LLP for the fiscal years ended December 31, 2019 and 2018, respectively:

	2019	2018
Audit Fees(1)	$1,262,118	$945,635
Audit-Related Fees(2)	93,518	122,301
Tax Fees(3)	—	57,435
All Other Fees(4)	—	—
Total	$1,355,636	$1,125,371

(1)
Fees related to the audit of our annual financial statements, including the audit of the effectiveness of internal control over financial reporting and reviews of the quarterly financial statements filed on Form 10-Q.

(2)	Fees related to international statutory filings, and services for due diligence and information technology threats and safeguards.

(3)	Fees related to tax services performed in conjunction with tax consulting and other professional services, such as transfer pricing.

(4)	Fees related to services that are not included in the above categories.
Approval of Audit and Permissible Non-Audit Services

Our Audit & Finance Committee Charter requires the Audit & Finance Committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The Audit & Finance Committee will not approve any services that are not permitted by SEC rules.
The Audit & Finance Committee pre-approved all audit and audit related, tax and non-audit related services to be performed for us by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following consolidated financial statements are filed herewith:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2019, 2018 and 2017	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-5
Notes to Consolidated Financial Statements	F-6

Item 15(a)(2). Financial Statement Schedules. The following financial statement schedule is filed herewith:

Page
Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017	S-1

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit    Description
No.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 6, 2019).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 6, 2019).

3.3.	Certificate of Designations of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 19, 2019).

4.1
Section 382 Rights Agreement, dated as of December 18, 2019, between Internap Corporation and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 19, 2019).

4.2
Form of Right Certificate (included as Exhibit B to the Section 382 Rights Agreement)(incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 19, 2019).

10.1
Lease Agreement, dated as of June 15, 2007, by and between the Company and MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017). #

10.2
First Amendment to Lease, dated as of January 15, 2008, by and between the Company and MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.3
Second Amendment to Lease, dated as of February 27, 2008, by and between the Company and MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.4
Third Amendment to Lease, dated as of September 22, 2014, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.5
Fourth Amendment to Lease, dated as of January 6, 2016, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.6
Fifth Amendment to Lease, dated as of June 30, 2016, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.7
Sixth Amendment to Lease, dated as of March 24, 2017, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.8
Seventh Amendment to Lease, dated as of June 29, 2017, by and between the Company and Digital 2121 South Price, LLC, as successor-in-interest to MainRock II Chandler, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).#

10.9
Securities Purchase Agreement, by and among the Company and the Purchasers identified on Schedule 1 therein, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2017).

10.10
Registration Rights Agreement, by and among the Company and stockholders listed on the signature pages thereto, dated as of February 22, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 28, 2017).

10.11
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

10.12
Security Agreement, dated as of April 6, 2017, by and among the Company, the Guarantors party thereto and Jefferies Finance LLC, as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 6, 2017).

10.13
First Amendment to Credit Agreement, dated as of June 28, 2017, by and among the Company, each of the Lenders parties thereto, and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2017).

10.14
Second Amendment to Credit Agreement, dated February 6, 2018 among the Company, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K, filed February 7, 2018).

10.15
Incremental and Third Amendment to Credit Agreement, dated as of February 28, 2018, among the Company, each of the Lenders thereto and Jefferies Finance LLC as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 1, 2018).

10.16
Fourth Amendment to Credit Agreement, dated April 9, 2018, among the Company, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 10, 2018).

10.17
Incremental and Fifth Amendment to Credit Agreement, dated as of August 28, 2018, among the Company, each of the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 31, 2018).

10.18
Sixth Amendment to Credit Agreement, dated as of May 8, 2019, among Internap Corporation, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 9, 2019).

10.19
Seventh Amendment to Credit Agreement, dated as of October 29, 2019, among Internap Corporation, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 31, 2019).

10.20
Restructuring Support Agreement, dated as of March 13, 2020 by and among Internap Corporation, Datagram LLC, Hosting Intellect LLC, Internap Connectivity LLC, SingleHop LLC, Ubersmith, Inc. and Internap Technology Solutions Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 17, 2020).

10.21
Incremental and Eighth Amendment to Credit Agreement, dated March 13, 2020, by and among Internap Corporation, the lenders party thereto and Jefferies Finance LLC as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 17, 2020).

10.22
Senior Secured Super-Priority Debtor-In-Possession Credit Agreement dated as of March 19, 2020 amongInternap Corporation, the guarantors party thereto, Jefferies Finance LLC as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 19, 2020).

10.23
Internap Network Services Corporation 2000 Non-Officer Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37400, filed May 19, 2000).+

10.24	Internap Network Services Corporation 2005 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 20, 2014).+

10.25	Amended and Restated Internap Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2019).+

10.26
Form of Stock Grant Certificate under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.27
Form of Stock Option Certificate under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed February 19, 2015).+

10.28
Form of Stock Grant Certificate (Canada) under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed February 19, 2015)+

10.29
Form of Stock Option Certificate (Canada) under the Internap Network Services Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 19, 2015)+

10.30	Amended and Restated Internap Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2019).+

10.31
Form of Stock Grant Certificate for Restricted Stock Granted to U.S. Employees (under the 2017 Stock Incentive Plan, as amended) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2018).+

10.32
Form of Stock Grant Certificate for Restricted Stock Granted to Canadian Employees (under the 2017 Stock Incentive Plan, as amended) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2018).+

10.33
Form of Stock Grant Certificate for Restricted Stock Granted to Directors (under the 2017 Stock Incentive Plan, as amended) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2018).+

10.34
Form of Stock Grant Certificate for Restricted Stock Granted to U.S. Employees (under the Amended and Restated 2017 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2019).+

10.35
Form of Stock Grant Certificate for Restricted Stock Granted to Canadian Employees (under the Amended and Restated 2017 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2019).+

10.36
Form of Stock Grant Certificate for Restricted Stock Granted to Directors (under the Amended and Restated 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2019).+

10.37	Form of Indemnity Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2009).+

10.38
Employment Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.39
Restricted Stock Inducement Award Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.40
Notice of Award pursuant to Restricted Stock Inducement Award Agreement, by and between the Company and Peter D. Aquino, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 13, 2016).+

10.41
Amendment No. 1 to Employment Agreement, dated as of November 14, 2017, by and between Peter D. Aquino and the Company (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, filed March 15, 2018).+

10.42
Amendment No. 2 to Employment Agreement, dated March 16, 2018, by and between the Company and Peter D. Aquino (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 21, 2018).+

10.43
Cash Award Agreement, dated as of April 8, 2019, by and between Peter D. Aquino and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 9, 2019).+

10.44
Amendment No. 3 to Employment Agreement, dated June 18, 2019, by and between Peter D. Aquino and Internap Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2019) +

10.45
Employment Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 27, 2019).+

10.46
Restricted Stock Inducement Award Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 27, 2019).+

10.47
Notice of Grant of Restricted Stock, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 27, 2019).+

10.48
Indemnity Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 27, 2019).+

10.49
Employment Covenants Agreement, dated August 26, 2019, by and between the Company and Michael T. Sicoli (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 27, 2019).+

10.50
Amendment No. 1, dated March 13, 2020 to Employment Agreement between Internap Corporation and Michael Sicoli dated August 26, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 17, 2020).+

10.51
Employment Agreement, by and between Technologies IWeb Inc. and Andrew G. Day, dated March 30, 2017 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018).+

10.52
Employment Agreement, dated December 13, 2018, by and between the Company and Andrew G. Day (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2018).+

10.53	Employment Letter, dated October 24, 2019, by and between the Company and Andrew G. Day.*+

10.54
Incentive Bonus Letter Agreement dated March 13, 2020 between Internap Corporation and Andrew Day (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 17, 2020).+

10.55
Offer Letter, by and between the Company and Richard P. Diegnan, Jr., dated November 7, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018).+

10.56
Employment Letter, dated December 13, 2018, by and between the Company and Richard P. Diegnan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 18, 2018).+

10.57
Incentive Bonus Letter Agreement dated March 13, 2020 between Internap Corporation and Richard Diegnan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed March 17, 2020).+

10.58
Offer Letter, dated November 14, 2017, by and between the Company and Joseph DuFresne (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).+

10.59
Amendment to Offer Letter, dated January 10, 2019, by and between the Company and Joseph DuFresne (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).+

10.60
Letter of Understanding, dated July 12, 2019, by and between the Company and Joseph DuFresne (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019.+

10.61
Offer Letter, dated March 23, 2017, by and between the Company and Christine A. Herren (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019.)+

10.62
Letter of Understanding, dated May 29, 2019, by and between the Company and Christine A. Herren (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019.)+

10.63
Incentive Bonus and Severance Letter Agreement dated March 13, 2020 between Internap Corporation and Christine Herren (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed March 17, 2020).+

10.64
Incentive Bonus Letter Agreement dated March 13, 2020 between Internap Corporation and John Filipowicz (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 17, 2020).+

10.65	Offer Letter, dated June 8, 2018, by and between the Company and James C. Keeley, (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 12, 2018).+

10.66
Employment Letter, dated December 13, 2018, by and between the Company and James C. Keeley (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2018).+

10.67
Offer Letter, by and between the Company and Robert Dennerlein, dated October 28, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed March 15, 2018)+

10.68
Release Agreement, dated June 8, 2018, by and between the Company and Robert Dennerlein (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 12, 2018).+

10.69
Offer Letter, by and between the Company and Joanna Lanni, dated November 14, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2017).+

10.70
Release Agreement, dated May 31, 2019, by and between the Company and Joanna Lanni (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2019).+

10.71	Offer Letter, by and between the Company and Corey Needles, dated January 3, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018).+

10.72
Release Agreement, executed December 31, 2018, by and between the Company and Corey Needles (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).+

21.1*	List of Subsidiaries.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter D. Aquino, Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael T. Sicoli, President, Chief Financial Officer of the Company.

32.1*	Section 1350 Certification, executed by Peter D. Aquino, Chief Executive Officer of the Company.

32.2*	Section 1350 Certification, executed by Michael T. Sicoli, President, Chief Financial Officer of the Company.

101*	Interactive Data File.

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

INTERNAP CORPORATION

Date: May 8, 2020	By: /s/ Michael T. Sicoli
Michael T. Sicoli
President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter D. Aquino
Peter D. Aquino	Chief Executive Officer	May 8, 2020
(Principal Executive Officer)

/s/ Michael T. Sicoli
Michael T. Sicoli	President, Chief Financial Officer	May 8, 2020
(Principal Financial Officer)

/s/ Christine A. Herren
Christine A. Herren	VP, Accounting and Controller	May 8, 2020
(Principal Accounting Officer)

/s/ Gary M. Pfeiffer
Gary M. Pfeiffer	Director	May 8, 2020

/s/ Peter J. Rogers, Jr.
Peter J. Rogers, Jr.	Director	May 8, 2020

/s/ Debora J. Wilson
Debora J. Wilson	Director	May 8, 2020

/s/ Lance Weaver
Lance Weaver	Director	May 8, 2020

/s/ David B. Potts
David B. Potts	Director	May 8, 2020

Internap Corporation

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Internap Corporation
Atlanta, GA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Internap Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the three years ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 7, 2020 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced negative financial trends, such as operating losses, working capital deficiencies, negative cash flows and other adverse key financial ratios. These trends, with the resulting liquidity constraints and debt covenant compliance considerations, led to the Company’s Chapter 11 filing, which raises substantial doubt as to the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for Leases due to the adoption of ASU 2016-02, Leases (Topic 842).

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Atlanta, GA

May 7, 2020

INTERNAP CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$291,505	$316,158	$280,718

Operating costs and expenses:
Costs of sales and services, exclusive of depreciation and amortization	106,946	107,649	106,217
Costs of customer support	32,111	32,517	25,757
Sales, general and administrative	67,050	75,023	62,728
Depreciation and amortization	85,713	88,416	73,429
Goodwill and intangibles impairment	59,126	—	—
Exit activities, restructuring and impairments	8,986	5,406	6,249
Total operating costs and expenses	359,932	309,011	274,380
(Loss) income from operations	(68,427)	7,147	6,338

Interest expense	75,142	67,823	50,933
Gain on sale of business	(4,196)	—	—
Loss (gain) on foreign currency, net	444	(258)	525
Total non-operating expenses	71,390	67,565	51,458

Loss before income taxes and equity in earnings of equity-method investment	(139,817)	(60,418)	(45,120)
Income tax (benefit) expense	(1,648)	657	253
Equity in earnings of equity-method investment, net of taxes	—	—	(1,207)

Net loss	(138,169)	(61,075)	(44,166)
Less net income attributable to non-controlling interest	81	125	70
Net loss attributable to shareholders	(138,250)	(61,200)	(44,236)

Other comprehensive income (loss):
Foreign currency translation adjustment	354	259	23
Unrealized gain on foreign currency contracts	—	—	145
Total other comprehensive income	354	259	168

Comprehensive loss	$(137,896)	$(60,941)	$(44,068)

Basic and diluted net loss per share	$(5.81)	$(2.95)	$(2.33)

Weighted average shares outstanding used in computing basic and diluted net loss per share	23,790	20,732	18,993
 See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,649	$17,823
Accounts receivable, net of allowance for doubtful accounts of $763 and $1,547, respectively	15,567	19,623
Contract assets	9,039	8,844
Prepaid expenses and other assets	7,370	7,377
Total current assets	43,625	53,667

Property and equipment, net	215,111	484,306
Operating lease right-of-use assets	62,537	—
Finance lease right-of-use assets	141,323	—
Intangible assets, net	46,596	73,042
Goodwill	71,208	116,217
Contract assets	14,827	16,104
Deferred income tax assets, net	124	—
Deposits and other assets	4,003	7,409
Total assets	$599,354	$750,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,529	$23,435
Accrued liabilities	10,721	15,207
Deferred revenues	6,576	8,462
Capital lease obligations	—	9,171
Revolving credit facility	20,000	—
Term loan, less discount and issuance costs of $12,545 and $4,036, respectively	413,311	321
Exit activities and restructuring liability	200	2,526
Short-term operating lease liabilities	9,241	—
Short-term finance lease liabilities	4,979	—
Other current liabilities	22	1,063
Total current liabilities	485,579	60,185

Deferred revenues	632	856
Operating lease liabilities	72,301	—
Finance lease liabilities	170,042	—
Capital lease obligations	—	264,741
Term loan, less discount and issuance costs of $9,508	—	415,278
Exit activities and restructuring liability	—	75
Deferred rent	—	957
Deferred income tax liabilities	—	2,211
Other long-term liabilities	3,622	3,473

Total liabilities	732,176	747,776
Commitments and contingencies (Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 26,555 and 25,455 shares outstanding, respectively	26	25
Additional paid-in capital	1,374,230	1,368,968
Treasury stock, at cost, 388 and 330 shares, respectively	(7,958)	(7,646)
Accumulated deficit	(1,498,409)	(1,360,107)
Accumulated items of other comprehensive loss	(711)	(1,065)
Total INAP stockholders' deficit	(132,822)	175
Non-controlling interest	—	2,794
Total stockholders' (deficit) equity	(132,822)	2,969
Total liabilities and stockholders' (deficit) equity	$599,354	$750,745
 See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three Years Ended December 31, 2019
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Items of Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
Balance, December 31, 2016	14,450	$14	$1,283,376	$(6,923)	$(1,278,699)	$(1,492)	$—	$(3,724)
Adoption of ASU 2016-16	—	—	—	—	319	—	—	319
Net loss	—	—	—	—	(44,166)	—	—	(44,166)
Net income attributable to non-controlling interest	—	—	—	—	(70)	—	70	—
Correction of errors	—	—	—	—	505	—	—	505
Foreign currency translation	—	—	—	—	—	23	—	23
Foreign currency contracts	—	—	—	—	—	145	—	145
Movement in non-controlling interest	—	—	—	—	—	—	3,999	3,999
Common stock issuance, net	379	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(25)	—	—	(236)	—	—	—	(236)
2017 Securities Purchase Agreement	5,951	7	40,156	—	—	—	—	40,163
Stock-based compensation	—	—	3,121	—	—	—	—	3,121
Proceeds from exercise of stock options, net	49	—	431	—	—	—	—	431
Balance, December 31, 2017	20,804	21	1,327,084	(7,159)	(1,322,111)	(1,324)	4,069	580
Adoption of ASC 606	—	—	—	—	23,204	—	—	23,204
Net loss	—	—	—	—	(61,075)	—	—	(61,075)
Net income attributable to non-controlling interest	—	—	—	—	(125)	—	125	—
Foreign currency translation	—	—	—	—	—	259	—	259
Movement in non-controlling interest	—	—	—	—	—	—	(1,400)	(1,400)
Common stock issuance, net	471	—	—	—	—	—	—	—
Employee taxes paid on withholding shares	(36)	—	—	(487)	—	—	—	(487)
2018 public offering, net	4,210	4	37,099	—	—	—	—	37,103
Stock-based compensation	—	—	4,737	—	—	—	—	4,737
Proceeds from exercise of stock options, net	6	—	48	—	—	—	—	48
Balance, December 31, 2018	25,455	25	1,368,968	(7,646)	(1,360,107)	(1,065)	2,794	2,969
Adoption of ASC 842	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	(138,169)	—	—	(138,169)
Net income attributable to non-controlling interest	—	—	—	—	(81)	—	81	—
Foreign currency translation	—	—	—	—	—	354	—	354
Movement in non-controlling interest	—	—	1,024	—	—	—	(2,875)	(1,851)
Common stock issuance, net	1,159	1	(17)	—	—	—	—	(16)
Employee taxes paid on withholding shares	(59)	—	—	(312)	—	—	—	(312)
Stock-based compensation	—	—	4,255	—	—	—	—	4,255
Balance, December 31, 2019	26,555	$26	$1,374,230	$(7,958)	$(1,498,409)	$(711)	$—	$(132,822)

See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(138,169)	$(61,075)	$(44,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,713	88,416	73,429
Loss (gain) on disposal of property and equipment	527	(115)	(353)
Gain on sale of business	(4,196)	—	—
Goodwill and intangibles impairment	59,126	—	—
Other impairments	2,391	—	503
Amortization of debt discount and issuance costs	5,398	4,084	2,309
Stock-based compensation expense, net of capitalized amount	4,239	4,678	3,040
Equity in earnings of equity-method investment	—	—	(1,207)
Provision for doubtful accounts	899	882	1,049
Non-cash change in finance lease liabilities	3,300	2,507	1,187
Non-cash change in exit activities and restructuring liability	6,339	4,751	6,291
Non-cash change in deferred rent	—	(979)	(3,554)
Deferred income taxes	(2,352)	262	355
Loss on extinguishment and modification of debt	—	—	6,785
Other, net	47	(10)	304
Changes in operating assets and liabilities:
Accounts receivable	3,272	(359)	(769)
Prepaid expenses, deposits and other assets	4,576	(1,232)	2,051
Operating lease right-of-use assets	(3,798)	—	—
Accounts payable	(3,076)	1,546	(949)
Accrued and current other liabilities	(4,288)	(1,916)	3,359
Accreted interest	2,040	—	—
Deferred revenues	(1,496)	1,220	(1,297)
Exit activities and restructuring liability	(4,237)	(6,966)	(6,178)
Short and long-term operating lease liabilities	6,117	—	—
Asset retirement obligation	231	(96)	(825)
Other liabilities	60	(257)	40
Net cash provided by operating activities	22,663	35,341	41,404

Cash Flows from Investing Activities:
Proceeds from sale of business	3,200	—	—
Purchases of property and equipment	(31,867)	(38,505)	(35,932)
Proceeds from disposal of property and equipment	481	662	402
Business acquisition, net of cash acquired	—	(131,748)	3,838
Additions to acquired and developed technology	(1,115)	(3,523)	(735)
Net cash used in investing activities	(29,301)	(173,114)	(32,427)

Cash Flows from Financing Activities:
Proceeds from credit agreements	20,000	148,500	316,900
Proceeds from stock issuance, net	79	37,151	40,195
Principal payments on credit agreements	(5,327)	(23,251)	(339,900)
Debt issuance costs	(4,071)	(7,302)	(12,777)
Payments on finance lease obligations	(8,170)	(12,040)	(9,714)
Proceeds from exercise of stock options	—	—	421
Acquisition of non-controlling interests	(1,489)	(1,130)	—
Acquisition of common stock for income tax withholdings	(312)	(488)	(235)
Other, net	(65)	110	(345)
Net cash provided by (used in) financing activities	645	141,550	(5,455)
Effect of exchange rates on cash and cash equivalents	(181)	5	130
Net (decrease) increase in cash and cash equivalents	(6,174)	3,782	3,652
Cash and cash equivalents at beginning of period	17,823	14,041	10,389
Cash and cash equivalents at end of period	$11,649	$17,823	$14,041

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62,690	$60,329	$37,692
Additions to property and equipment included in accounts payable	4,474	4,266	3,946

See Notes to Consolidated Financial Statements.

INTERNAP CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND NATURE OF OPERATIONS

Internap Corporation ("we," "us," "our," "INAP," or "the Company") is a leading-edge provider of high-performance data center, cloud and network solutions with 94 Points of Presence ("POPs") worldwide. INAP's full-spectrum portfolio of high-density colocation, managed cloud hosting and network solutions supports evolving IT infrastructure requirements for customers ranging from the Fortune 500 to emerging start-ups. INAP operates in 21 metropolitan markets, primarily in North America, connected by a low-latency, high-capacity network.

We have over one million gross square feet in our portfolio and approximately 600,000 square feet of sellable data center space. Of the 21 major markets in our portfolio, we have a presence in 12 of the top 15 Metropolitan Statistical Areas ("MSAs") in the United States. Our major markets include: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, New York/New Jersey, Northern Virginia, Phoenix, Seattle, and Silicon Valley. In addition, we have a strong presence in Montreal, the second largest city in Canada. Outside of North America, we have a strategic footprint in Amsterdam, Frankfurt, London, Hong Kong, Singapore, Sydney, Tokyo and Osaka.

In addition, we operate a global IP network capable of delivering connectivity and high performance IP and optimizing quality of service for the most sophisticated customers. The network is designed to serve customers who require redundancy and low latency transport, as well as end-to-end traffic monitoring. Our network interconnects our customers through our data centers and POPs around the world, giving INAP significant footprint and global reach to access internal workloads, cloud service providers and the public internet.

Restructuring Support Agreement and Chapter 11

On March 16, 2020, the Company filed voluntary petitions for relief (collectively, the “Chapter 11 Cases”) under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York, White Plains Division (the “Bankruptcy Court”) under the caption In re Internap Technology Solutions Inc. et al. The Chapter 11 Cases were filed after consultation between the Company and committee of certain holders of term loans (the “Ad Hoc Committee”) under the Company’s senior secured credit facility, regarding the restructuring of the Company’s capital structure. In connection with such consultations, the Company entered into a Restructuring Support Agreement (the “RSA”) with holders (the “Consenting Lenders”) of approximately 77% of the Company’s outstanding term loans. As set forth in the RSA, including all exhibits, annexes and schedules attached thereto, the “Term Sheet”, the Company and Consenting Lenders agreed to the principal terms of a financial restructuring (the “Restructuring”) of the Company. The Restructuring is to be implemented through a prepackaged Chapter 11 plan of reorganization (the “Plan”).

The RSA contemplates a comprehensive deleveraging of the Company’s balance sheet. Specifically, the RSA and Term Sheet provide, in pertinent part, as follows:

•	The Company entered into debtor-in-possession financing structured as a delayed draw term loan (the “DIP Facility”) as discussed below.

•	The Company’s general unsecured creditors will be paid in full in the ordinary course of business.

•
The DIP Facility will convert into a priority exit facility (the “Priority Exit Facility”) upon the Company’s emergence from the Chapter 11 Cases. The Priority Exit Facility will have a 3-year maturity and bear interest at a rate of LIBOR + 1000 basis points payable in cash.

•
The Company will enter into a new term loan facility (the “New Term Loan Facility”) on the effective date of the Plan (the “Effective Date”). The New Term Loan Facility will provide for term loans in the principal amount of $225.0 million, mature 5 years after the Effective Date and bear interest at a rate of LIBOR + 650 basis points, 300 basis points of which will be paid in cash and 350 basis points will be paid in kind; provided that, at the election of the INAP board of directors post-Effective Date, 200 basis points of the LIBOR + 300 basis points cash interest may be payment in kind.

•
The lenders under the Credit Agreement dated April 6, 2017 by and among INAP, as borrower, certain of its subsidiaries as guarantors, Jefferies Finance LLC as administrative and collateral agent and the other lenders thereto (as amended, the “Credit Agreement”) will receive 100% of the new common stock initially issued by reorganized INAP post-Effective Date.

•
Holders of existing INAP common stock will receive warrants to purchase 10% of the new equity of reorganized INAP (the “Warrants”); provided that such holders provide releases. The Warrants will have a strike price calculated to imply an equity value at which the holders of claims under the Credit Agreement recover their principal amount of indebtedness under the Credit Agreement plus prepetition interest on their allowed loan claims (plus amounts outstanding under the New Term Loan Facility).

The RSA includes certain milestones for the progress of the Chapter 11 Cases, which include the dates by which the Company is required to, among other things, obtain certain court orders and consummate the Restructuring.

Financing Arrangements

New Incremental Loans

On March 13, 2020, the Company entered into an agreement to borrow $5.0 million of additional incremental term loans (the “New Incremental Loans”) under the Credit Agreement. The New Incremental Loans bear interest at a rate of LIBOR (with a 1.0% floor) + 1000 basis points.

Use of Proceeds.  The Company used the proceeds of the New Incremental Loans to, among other things, (i) fund the ordinary course payments, working capital needs and other expenditures of the Company in advance of and during the Chapter 11 Cases, (ii) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases, and (iii) pay fees and expenses related to the transactions contemplated by the New Incremental Loans in accordance with such budget.

Priority.  Priority for the New Incremental Loans are pari passu with the existing term loans under the Credit Agreement.

Affirmative and Negative Covenants.  The New Incremental Loans are subject to the same as those under the Credit Agreement, as amended by the Eighth Amendment (as hereinafter defined).

Events of Default.  The events of default for the New Incremental Loans are the same as those under the Credit Agreement, as amended by the Eighth Amendment.

Maturity.  The New Incremental Loans will mature on the earliest of: (i) September 11, 2020; (ii) the sale of substantially all of the Company’s assets; (iii) the date of the consummation of the Plan or (iv) certain accelerations of the obligations under the Credit Agreement.

Incremental and Eighth Amendment to Credit Agreement

In connection with the New Incremental Loans, the Company entered into the Incremental and Eighth Amendment to Credit Agreement (the “Eighth Amendment”) on March 13, 2020. The Eighth Amendment, among other things: (i) authorizes the incremental commitment for the New Incremental Loans under the Credit Agreement; (ii) grants additional security interests in favor of the lenders for the Company’s motor vehicles and outstanding equity interests of certain foreign subsidiaries; and (iii) adds Internap Technology Solutions Inc. as a party to the Credit Agreement.

In addition, the Eighth Amendment amended (i) the affirmative covenants to, among other things, require the Company to provide a cash receipt and disbursement budget and rolling 13-week forecasts of the same and to meet certain milestones with respect to the Chapter 11 Cases, including solicitation of the Plan, entry into the DIP Facility, and confirmation of the Plan by the Bankruptcy Court; and (ii) the negative covenants to, among other things: (A) further limit the debt the Company can borrow and repay; (B) eliminate the ability of the Company to incur liens for sale and leaseback transactions, incremental debt and equity interests and real property; (C) further limit the ability of the Company to make investments; (D) eliminate the ability of the Company to engage in mergers; (E) further limit dispositions and acquisitions of certain property; (F) eliminate the ability of the Company to pay dividends or make redemptions; (G) further limit the Company’s ability to engage in transactions with affiliates and (H) eliminate the leverage and interest coverage ratio covenants.

The Eighth Amendment further amended the events of default to provide that it will be an event of default for the New Incremental Loans if, among other things, the Company uses the proceeds from the New Incremental Loans in a manner outside of the budget, subject to certain variances or in connection with the Chapter 11 Cases, or the Company supports a plan of reorganization or disclosure statement that does not repay the obligations as set forth in the RSA.

Event of Default

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, as a result of which the principal and interest due thereunder became immediately due and payable. The ability of the lenders to enforce such payment obligations under the Credit Agreement is automatically stayed as a result of the Chapter 11 Cases, and the lenders’ rights of enforcement in respect of obligations under the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

DIP Facility

On March 19, 2020, the Company, entered into a Senior Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Facility”) with Jefferies Finance LLC (“Jefferies”), as administrative agent and collateral agent, and the lenders party thereto (the “DIP Lenders”). On March 19, 2020, the Bankruptcy Court entered an interim order (the “Interim Order”) to approve the DIP Facility and the parties entered into such DIP Facility on the terms approved by the Bankruptcy Court.

The DIP Facility provides for, among other things, term loans in an aggregate principal amount of up to $75.0 million, (including the roll up of $5.0 million of New Incremental Loans) under the Credit Agreement. All loans under the DIP Facility bear interest at a rate of either: (i) an applicable base rate plus 9% per annum or (ii) LIBOR (with a floor of 1%) plus 10% per annum.

Use of Proceeds. The Company anticipates using the proceeds of the DIP Facility to, among other things: (i) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (ii) fund the working capital needs and expenditures of the Company during the Chapter 11 Cases; (iii) fund the Carve-Out (as defined below); and (iv) pay other related fees and expenses in accordance with budgets provided to the DIP Lenders.

Priority and Collateral. The DIP Lenders (subject to the Carve-Out as discussed below): (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (ii) have a first priority lien on substantially all unencumbered assets of the Company; and (iii) have a priming first priority lien on any assets encumbered by the Credit Agreement. The Company’s obligations to the DIP Lenders and the liens and super-priority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

Affirmative and Negative Covenants. The DIP Facility contains certain affirmative and negative covenants, including requiring the Company to provide to the DIP Lenders a budget for the use of the Company’s funds and the achievement of certain milestones for the Chapter 11 Cases, among other covenants customary in debtor-in-possession financings.

Events of Default. The DIP Facility contains certain events of default customary in debtor-in-possession financings, including: (i) the failure to pay loans made under the DIP Facility when due; (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; (iii) certain violations of the Restructuring Support Agreement dated March 13, 2020, between the Company and the lenders party thereto; and (iv) the failure of the Company to use the proceeds of the loans under the DIP Facility as set forth in the budget (subject to any approved variances).

Maturity. The DIP Facility will mature on the earliest of (i) September 16, 2020; (ii) the date on which the loans under the DIP Facility become due and payable, whether by acceleration or otherwise; (iii) the effective date of the Plan; (iv) the sale of substantially all of the assets of the Company; (v) the first business day on which the order approving the DIP Facility by the Bankruptcy Court expires by its terms, unless a final order has been entered and become effective prior thereto; (vi) the conversion or dismissal of the Chapter 11 Cases; (vii) dismissal of any of the Chapter 11 Cases unless consented to by the DIP Lenders or (viii) the final order approving the DIP Facility by the Bankruptcy Court is vacated, terminated, rescinded, revoked, declared null and void or otherwise ceases to be in full force and effect.

Nasdaq Delisting

On March 17, 2020, INAP received a letter (the “Nasdaq Letter”) from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) notifying INAP that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, INAP’s common stock will be delisted from The Nasdaq Stock Market (“Nasdaq”). The Nasdaq Letter stated that the Staff’s determination was based on: (i) the filing of the Chapter 11 Cases and associated public interest concerns raised by such Chapter 11 Cases; (ii) concerns regarding the residual equity interest of the existing listed securities holders; and (iii) concerns about INAP’s ability to sustain compliance with all requirements of continued listing on Nasdaq.

INAP elected not to appeal this determination to a Nasdaq Hearings Panel and the trading of the common stock was suspended at the opening of business on March 26, 2020, and a Form 25-NSE was filed with the Securities and Exchange Commission (the “SEC”), which removed the common stock from listing and registration on Nasdaq. INAP’s Common Stock is quoted on the Over-the-Counter (“OTC”) Market under the symbol “INAPQ.”

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

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced negative financial trends, such as operating losses, working capital deficiencies, negative cash flows and other adverse key financial ratios. The Company reported net losses attributable to shareholders of $138.3 million and $61.2 million for the years ended December 31, 2019 and 2018, respectively. The working capital deficit as of December 31, 2019 was $442.0 million compared to $6.5 million as of December 31, 2018. The increase was primarily due to the term loan of $413.3 million being classified as a current liability as of December 31, 2019. These trends, along with the resulting liquidity constraints and debt covenant compliance considerations, led to INAP’s Chapter 11 Cases, which raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2019, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the years ended December 31, 2019 and 2018 includes a going concern explanatory paragraph.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In previous years, INAP invested $4.1 million in Internap Japan Co., Ltd., our joint venture with NTT-ME Corporation ("NTT-ME") and Nippon Telegraph and Telephone Corporation. Through August 15, 2017, we qualified and accounted for this investment using the equity method. We recorded our proportional share of the income and losses of Internap Japan one month in arrears on the accompanying consolidated balance sheets as a long-term investment and our share of Internap Japan's income and losses, net of taxes, as a separate caption in our accompanying consolidated statements of operations and comprehensive loss.

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

INAP accelerated its second call option to purchase NTT - ME’s remaining shares in Internap Japan on December 25, 2019, completing the purchase of NTT - ME’s shares at a fair market value of approximately $0.5 million.

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

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in step one of our goodwill and intangibles impairment test.

Financial Instrument Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Given the needs of our business, we may invest our cash and cash equivalents in money market funds.

Property and Equipment

We carry property and equipment at original acquisition cost less accumulated depreciation. We calculate depreciation on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives used for network equipment are generally five years; furniture, equipment and software are three to seven years; and leasehold improvements are the shorter of the lease term or their estimated useful lives. We capitalize additions and improvements that increase the value or extend the life of an asset. We expense maintenance and repairs as incurred. We charge gains or losses from disposals of property and equipment to operations.

Leases

We lease certain data centers, office space, partner sites and equipment. An arrangement is considered to be a lease if the agreement conveys the right to control the use of the identified asset in exchange for consideration. We record leases as either finance leases or operating leases. The duration of lease obligations and commitments ranges from two years to 34 years for facilities. Equipment leases are included in this range. See Note 2, "Recent Accounting Pronouncements," for information about the new lease standard and Note 14, "Leases," for further detail.

Revisions of Previously Issued Financial Statements

The Company corrected an error in the consolidated statements of cash flows for all periods in 2017, 2018, the three months ended March 31, 2019 and the six months ended June 30, 2019 during the quarter ended September 30, 2019 related to the overstatement of depreciation expense. The Company has evaluated this correction in accordance with Accounting Standards Codification ("ASC") 250-10-S99, Securities and Exchange Commission "SEC" Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that the correction was not material. In addition, the Company corrected certain other errors in the consolidated statements of operations and comprehensive loss and consolidated balance sheets for all periods in 2017, 2018, the three months ended March 31, 2019, the three and six months ended June 30, 2019, and the three and nine months ended September 30, 2019.

The adjustments to the Company’s previously issued consolidated statements of cash flows are as follows (in thousands):

	Three Months Ended March 31, 2017
	As reported	Adjustments	As revised

Net loss	$(8,230)	$184	$(8,046)
Depreciation and amortization	$17,745	$(184)	$17,561

	Six Months Ended June 30, 2017
	As reported	Adjustments	As revised

Net loss	$(27,513)	$573	$(26,940)
Depreciation and amortization	36,679	(363)	36,316
Amortization of debt discount and issuance costs	$1,292	$(210)	$1,082

	Nine Months Ended September 30, 2017
	As reported	Adjustments	As revised

Net loss	$(38,377)	$821	$(37,556)
Depreciation and amortization	57,596	(960)	56,636
Amortization of debt discount and issuance costs	1,890	(210)	1,680
Non-cash change in finance lease liabilities	564	349	913
Prepaid expenses, deposits and other assets	1,979	(579)	1,400
Accounts payable	$(2,168)	$579	$(1,589)

	Year Ended December 31, 2017
	As reported	Adjustments	As revised

Net loss	$(45,273)	$1,107	$(44,166)
Depreciation and amortization	74,993	(1,564)	73,429
Amortization of debt discount and issuance costs	2,519	(210)	2,309
Non-cash change in finance lease liabilities	520	667	1,187
Accounts receivable	(207)	(562)	(769)
Net cash provided by operating activities	41,966	(562)	41,404
Net (decrease) increase in cash and cash equivalents	4,214	(562)	3,652
Cash and cash equivalents at end of period	$14,603	$(562)	$14,041

	Three Months Ended March 31, 2018
	As reported	Adjustments	As revised

Net loss	$(14,261)	$610	$(13,651)
Depreciation and amortization	21,158	(635)	20,523
Amortization of debt discount and issuance costs	638	420	1,058
Non-cash change in finance lease liabilities	(213)	(1,212)	(1,425)
Accounts receivable	864	379	1,243
Prepaid expenses, deposits and other assets	(467)	(544)	(1,011)
Accrued and other liabilities	(2,904)	83	(2,821)
Deferred revenues	(138)	1,461	1,323
Net cash provided by operating activities	3,573	562	4,135
Net (decrease) increase in cash and cash equivalents	1,556	562	2,118
Cash and cash equivalents at beginning of period	$14,603	$(562)	$14,041

	Six Months Ended June 30, 2018
	As reported	Adjustments	As revised

Net loss	$(28,517)	$1,087	$(27,430)
Depreciation and amortization	43,870	(1,168)	42,702
Amortization of debt discount and issuance costs	1,712	420	2,132
Stock-based compensation expense, net of capitalized amount	2,232	96	2,328
Non-cash change in finance lease liabilities	(371)	(820)	(1,191)
Accounts receivable	(2,165)	88	(2,077)
Prepaid expenses, deposits and other assets	(4,073)	(436)	(4,509)
Accrued and other liabilities	(585)	(166)	(751)
Deferred revenues	1,249	1,461	2,710
Net cash provided by operating activities	14,935	562	15,497
Net (decrease) increase in cash and cash equivalents	136	562	698
Cash and cash equivalents at beginning of period	$14,603	$(562)	$14,041

	Nine Months Ended September 30, 2018
	As reported	Adjustments	As revised

Net loss	$(43,971)	$1,726	$(42,245)
Depreciation and amortization	67,422	(1,712)	65,710
Amortization of debt discount and issuance costs	2,798	420	3,218
Stock-based compensation expense, net of capitalized amount	3,573	96	3,669
Non-cash change in finance lease liabilities	(241)	(774)	(1,015)
Accounts receivable	(4,990)	132	(4,858)
Prepaid expenses, deposits and other assets	(3,531)	(436)	(3,967)
Accrued and other liabilities	(601)	(351)	(952)
Deferred revenues	617	1,461	2,078
Net cash provided by operating activities	24,381	562	24,943
Net (decrease) increase in cash and cash equivalents	(2,759)	562	(2,197)
Cash and cash equivalents at beginning of period	$14,603	$(562)	$14,041

	Year Ended December 31, 2018
	As reported	Adjustments	As revised

Net loss	$(62,375)	$1,300	$(61,075)
Depreciation and amortization	90,676	(2,260)	88,416
Amortization of debt discount and issuance costs	3,874	210	4,084
Non-cash change in finance lease liabilities	2,640	(133)	2,507
Accounts receivable	(1,352)	993	(359)
Accrued and other liabilities	(1,583)	(333)	(1,916)
Deferred revenues	435	785	1,220
Net cash provided by operating activities	34,779	562	35,341
Net (decrease) increase in cash and cash equivalents	3,220	562	3,782
Cash and cash equivalents at beginning of period	$14,603	$(562)	$14,041

	Three Months Ended March 31, 2019
	As reported	Adjustments	As revised

Net loss	$(19,622)	$(363)	$(19,985)
Depreciation and amortization	22,178	(2)	22,176
Stock-based compensation expense, net of capitalized amount	890	(371)	519
Non-cash change in finance lease liabilities	148	(276)	(128)
Accounts receivable	(1,617)	431	(1,186)
Accrued and other liabilities	(2,238)	(325)	(2,563)
Deferred revenues	$(262)	$906	$644

	Six Months Ended June 30, 2019
	As reported	Adjustments	As revised

Net loss	$(38,157)	$210	$(37,947)
Depreciation and amortization	44,133	(812)	43,321
Stock-based compensation expense, net of capitalized amount	1,901	(371)	1,530
Non-cash change in finance lease liabilities	3,520	(150)	3,370
Accounts receivable	1,210	1,135	2,345
Accrued and other liabilities	(3,146)	(325)	(3,471)
Deferred revenues	$(323)	$313	$(10)

	Nine Months Ended September 30, 2019
	As reported	Adjustments	As revised

Net loss	$(62,006)	$(3)	$(62,009)
Depreciation and amortization	65,715	(1,395)	64,320
Non-cash change in finance lease liabilities	4,863	(357)	4,506
Accounts receivable	1,593	1,135	2,728
Accrued and other liabilities	(5,378)	(325)	(5,703)
Deferred revenues	$(804)	$231	$(573)

The Company corrected an error in the consolidated statements of operations and comprehensive loss and consolidated balance sheets for all periods in 2017, 2018, the three months ended March 31, 2019, the three and six months ended June 30, 2019, and the three and nine months ended September 30, 2019. The Company had previously overstated the amount of depreciation expense. The amount of the correction was $1.5 million, $2.0 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, the correction of this error resulted in the understatement of the property and equipment, net and accumulated deficit in the consolidated balance sheets of $1.5 million and $4.1 million as of December 31, 2019 and 2018, respectively. The amount of $4.1 million as of December 31, 2018 includes $2.1 million of a beginning retained earnings adjustment based on the cumulative impact of prior period corrections. The Company has evaluated this correction in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that the correction was not material. In addition, the Company corrected certain other errors in the consolidated statements of operations and comprehensive loss and consolidated balance sheets for all periods in 2017, 2018, the three months ended March 31, 2019, the three and six months ended June 30, 2019, and the three and nine months ended September 30, 2019.

The adjustments to the Company’s annual and quarterly previously issued consolidated statements of operations and comprehensive loss and consolidated balance sheets are as follows (in thousands):

	For the quarter ended March 31, 2017
	As reported	Adjustments	As revised

Depreciation and amortization - QTD	$17,745	$(184)	$17,561
Depreciation and amortization - YTD	17,745	(184)	17,561
Net loss attributable to shareholders - QTD	(8,230)	184	(8,046)
Net loss attributable to shareholders - YTD	(8,230)	184	(8,046)

Property and equipment, net	291,583	689	292,272
Total assets	415,108	689	415,797
Accumulated deficit	(1,286,579)	689	(1,285,890)
Total stockholders' equity (deficit)	$29,302	$689	$29,991

	For the quarter ended June 30, 2017
	As reported	Adjustments	As revised

Depreciation and amortization - QTD	$18,934	$(179)	$18,755
Depreciation and amortization - YTD	36,679	(363)	36,316
Interest expense - QTD	17,145	(210)	16,935
Interest expense - YTD	25,282	(210)	25,072
Net loss attributable to shareholders - QTD	(19,283)	389	(18,894)
Net loss attributable to shareholders - YTD	(27,513)	573	(26,940)

Property and equipment, net	427,873	868	428,741
Total assets	561,068	868	561,936
Term loan, less discount and issuance costs	288,254	(210)	288,044
Total liabilities	550,561	(210)	550,351
Accumulated deficit	(1,305,894)	1,078	(1,304,816)
Total stockholders' equity (deficit)	$10,507	$1,078	$11,585

	For the quarter ended September 30, 2017
	As reported	Adjustments	As revised

Depreciation and amortization - QTD	$20,917	$(597)	$20,320
Depreciation and amortization - YTD	57,596	(960)	56,636
Interest expense - QTD	12,299	349	12,648
Interest expense - YTD	37,581	139	37,720
Net loss attributable to shareholders - QTD	(10,895)	248	(10,647)
Net loss attributable to shareholders - YTD	(38,409)	822	(37,587)

Prepaid expenses and other assets	9,036	579	9,615
Property and equipment, net	441,239	1,465	442,704
Total assets	567,432	2,044	569,476
Accounts payable	16,732	579	17,311
Capital lease obligations - current	11,729	(1,445)	10,284
Capital lease obligations - noncurrent	206,927	1,794	208,721
Term loan, less discount and issuance costs	288,034	(210)	287,824
Total liabilities	562,822	928	563,750
Accumulated deficit	(1,316,788)	1,326	(1,315,462)
Total stockholders' equity (deficit)	$4,610	$1,326	$5,936

	For the quarter ended December 31, 2017
	As reported	Adjustments	As revised

Depreciation and amortization - QTD	$17,397	$(604)	$16,793
Depreciation and amortization - YTD	74,993	(1,564)	73,429
Interest expense - QTD	12,895	318	13,213
Interest expense - YTD	50,476	457	50,933
Net loss attributable to shareholders - QTD	(6,934)	285	(6,649)
Net loss attributable to shareholders - YTD	(45,343)	1,107	(44,236)

Cash and cash equivalents	14,603	(562)	14,041
Accounts receivable, net	17,794	562	18,356
Property and equipment, net	458,565	2,069	460,634
Total assets	586,525	2,069	588,594
Accrued liabilities	15,908	318	16,226
Capital lease obligations - current	11,711	(1,445)	10,266
Capital lease obligations - noncurrent	223,749	1,794	225,543
Term loan, less discount and issuance costs	287,845	(210)	287,635
Total liabilities	587,557	457	588,014
Accumulated deficit	(1,323,723)	1,612	(1,322,111)
Total stockholders' (deficit) equity	$(1,032)	$1,612	$580

	For the quarter ended March 31, 2018
	As reported	Adjustments	As revised

Net revenues - QTD	$74,201	$(379)	$73,822
Net revenues - YTD	74,201	(379)	73,822
Cost of sales and services, exclusive of depreciation and amortization - QTD	24,607	170	24,777
Cost of sales and services, exclusive of depreciation and amortization - YTD	24,607	170	24,777
Sales, general and administrative - QTD	19,854	(53)	19,801
Sales, general and administrative - YTD	19,854	(53)	19,801
Depreciation and amortization - QTD	21,158	(635)	20,523
Depreciation and amortization - YTD	21,158	(635)	20,523
Interest expense - QTD	15,604	(471)	15,133
Interest expense - YTD	15,604	(471)	15,133
Net loss attributable to shareholders - QTD	(14,288)	610	(13,678)
Net loss attributable to shareholders - YTD	(14,288)	610	(13,678)

Accounts receivable, net	17,524	(379)	17,145
Contract assets - current	7,131	366	7,497
Property and equipment, net	471,752	4,687	476,439
Goodwill	118,077	(980)	117,097
Contract assets - noncurrent	12,056	70	12,126
Total assets	742,358	3,764	746,122
Accrued liabilities	14,279	(83)	14,196
Deferred revenues - current	5,871	660	6,531
Capital lease obligations - current	10,095	(67)	10,028
Other long-term liabilities	3,046	801	3,847
Capital lease obligations - noncurrent	234,199	2,298	236,497
Total liabilities	733,748	3,609	737,357
Accumulated deficit	(1,313,826)	3,217	(1,310,609)
Total stockholders' (deficit) equity	$8,594	$3,217	$11,811

	For the quarter ended June 30, 2018
	As reported	Adjustments	As revised

Net revenues - QTD	$81,962	$291	$82,253
Net revenues - YTD	156,163	(88)	156,075
Cost of sales and services, exclusive of depreciation and amortization - QTD	27,331	307	27,638
Cost of sales and services, exclusive of depreciation and amortization - YTD	51,938	477	52,415
Sales, general and administrative - QTD	19,602	(11)	19,591
Sales, general and administrative - YTD	39,456	(64)	39,392
Depreciation and amortization - QTD	22,712	(533)	22,179
Depreciation and amortization - YTD	43,870	(1,168)	42,702
Interest expense - QTD	16,739	51	16,790
Interest expense - YTD	32,343	(420)	31,923
Net loss attributable to shareholders - QTD	(14,279)	477	(13,802)
Net loss attributable to shareholders - YTD	(28,567)	1,087	(27,480)

Accounts receivable, net	20,251	(88)	20,163
Property and equipment, net	463,273	5,155	468,428
Goodwill	735,022	5,067	740,089
Total assets	17,059	(166)	16,893
Capital lease obligations - current	10,246	9	10,255
Capital lease obligations - noncurrent	231,576	2,420	233,996
Total liabilities	740,583	2,263	742,846
Additional paid-in-capital	1,329,368	(102)	1,329,266
Accumulated deficit	(1,329,086)	2,699	(1,326,387)
Total stockholders' (deficit) equity	$(5,605)	$2,597	$(3,008)

	For the quarter ended September 30, 2018
	As reported	Adjustments	As revised

Net revenues - QTD	$82,972	$(44)	$82,928
Net revenues - YTD	239,135	(132)	239,003
Cost of sales and services, exclusive of depreciation and amortization - QTD	28,221	(9)	28,212
Cost of sales and services, exclusive of depreciation and amortization - YTD	80,160	468	80,628
Sales, general and administrative - QTD	18,170	(185)	17,985
Sales, general and administrative - YTD	57,625	(249)	57,376
Depreciation and amortization - QTD	23,553	(544)	23,009
Depreciation and amortization - YTD	67,422	(1,712)	65,710
Interest expense - QTD	17,794	55	17,849
Interest expense - YTD	50,138	(365)	49,773
Net loss attributable to shareholders - QTD	(15,479)	639	(14,840)
Net loss attributable to shareholders - YTD	(44,046)	1,726	(42,320)

Accounts receivable, net	22,999	(132)	22,867
Property and equipment, net	487,616	5,699	493,315
Total assets	756,231	5,567	761,798
Accrued liabilities	17,866	(249)	17,617
Capital lease obligations - current	9,399	86	9,485
Capital lease obligations - noncurrent	263,676	2,391	266,067
Total liabilities	776,154	2,228	778,382
Accumulated deficit	(1,344,566)	3,338	(1,341,228)
Total stockholders' (deficit) equity	$(19,923)	$3,338	$(16,585)

	For the quarter ended December 31, 2018
	As reported	Adjustments	As revised

Net revenues - QTD	$78,238	$(1,083)	$77,155
Net revenues - YTD	317,373	(1,215)	316,158
Cost of sales and services, exclusive of depreciation and amortization - QTD	27,102	(80)	27,022
Cost of sales and services, exclusive of depreciation and amortization - YTD	107,262	387	107,649
Sales, general and administrative - QTD	17,731	(83)	17,648
Sales, general and administrative - YTD	75,356	(333)	75,023
Depreciation and amortization - QTD	23,254	(544)	22,710
Depreciation and amortization - YTD	90,676	(2,260)	88,416
Interest expense - QTD	17,994	55	18,049
Interest expense - YTD	68,132	(309)	67,823
Net loss attributable to shareholders - QTD	(18,454)	(426)	(18,880)
Net loss attributable to shareholders - YTD	(62,500)	1,300	(61,200)

Accounts receivable, net	20,054	(431)	19,623
Property and equipment, net	478,061	6,245	484,306
Total assets	744,931	5,814	750,745
Accrued liabilities	15,540	(333)	15,207
Deferred revenues - current	8,022	440	8,462
Capital lease obligations - current	9,080	91	9,171
Deferred revenues - noncurrent	511	345	856
Capital lease obligations - noncurrent	262,382	2,359	264,741
Total liabilities	744,874	2,902	747,776
Accumulated deficit	(1,363,019)	2,912	(1,360,107)
Total stockholders' (deficit) equity	$57	$2,912	$2,969

	For the quarter ended March 31, 2019
	As reported	Adjustments	As revised

Net revenues - QTD	$73,564	$309	$73,873
Net revenues - YTD	73,564	309	73,873
Cost of sales and services, exclusive of depreciation and amortization - QTD	25,733	(84)	25,649
Cost of sales and services, exclusive of depreciation and amortization - YTD	25,733	(84)	25,649
Sales, general and administrative - QTD	17,521	704	18,225
Sales, general and administrative - YTD	17,521	704	18,225
Depreciation and amortization - QTD	22,178	(2)	22,176
Depreciation and amortization - YTD	22,178	(2)	22,176
Interest expense - QTD	17,447	54	17,501
Interest expense - YTD	17,447	54	17,501
Net loss attributable to shareholders - QTD	(19,644)	(363)	(20,007)
Net loss attributable to shareholders - YTD	(19,644)	(363)	(20,007)

Property and equipment, net	229,185	4,206	233,391
Finance lease right-of-use assets	236,077	2,042	238,119
Total assets	748,342	6,248	754,590
Deferred revenues - current	7,881	439	8,320
Short-term finance lease liabilities	8,328	93	8,421
Deferred revenues - noncurrent	341	467	808
Finance lease liabilities	262,632	2,327	264,959
Total liabilities	768,314	3,326	771,640
Additional paid-in-capital	1,369,815	371	1,370,186
Accumulated deficit	(1,382,715)	2,549	(1,380,166)
Total stockholders' (deficit) equity	$(19,972)	$2,549	$(17,423)

	For the quarter ended June 30, 2019
	As reported	Adjustments	As revised

Net revenues - QTD	$73,134	$(112)	$73,022
Net revenues - YTD	146,698	(30)	146,668
Cost of sales and services, exclusive of depreciation and amortization - QTD	25,949	96	26,045
Cost of sales and services, exclusive of depreciation and amortization - YTD	51,682	12	51,694
Sales, general and administrative - QTD	15,683	(371)	15,312
Sales, general and administrative - YTD	33,204	—	33,204
Depreciation and amortization - QTD	21,955	(450)	21,505
Depreciation and amortization - YTD	44,133	(812)	43,321
Interest expense - QTD	19,218	40	19,258
Interest expense - YTD	36,665	94	36,759
Net loss attributable to shareholders - QTD	(18,555)	573	(17,982)
Net loss attributable to shareholders - YTD	(38,199)	210	(37,989)

Accounts receivable, net	18,563	(704)	17,859
Property and equipment, net	223,497	4,713	228,210
Finance lease right-of-use assets	229,228	1,895	231,123
Total assets	740,796	5,904	746,700
Deferred revenues - current	7,917	(71)	7,846
Short-term finance lease liabilities	5,930	181	6,111
Deferred revenues - noncurrent	312	384	696
Finance lease liabilities	262,476	2,289	264,765
Total liabilities	778,329	2,783	781,112
Accumulated deficit	(1,401,270)	3,122	(1,398,148)
Total stockholders' (deficit) equity	$(37,533)	$3,122	$(34,411)

	For the quarter ended September 30, 2019
	As reported	Adjustments	As revised

Net revenues - QTD	$72,878	$82	$72,960
Net revenues - YTD	219,576	52	219,628
Cost of sales and services, exclusive of depreciation and amortization - QTD	27,504	45	27,549
Cost of sales and services, exclusive of depreciation and amortization - YTD	79,186	57	79,243
Depreciation and amortization - QTD	21,582	(583)	20,999
Depreciation and amortization - YTD	65,715	(1,395)	64,320
Exit activities, restructuring and impairments - QTD	3,792	1,126	4,918
Exit activities, restructuring and impairments - YTD	5,439	1,126	6,565
Interest expense - QTD	19,913	(293)	19,620
Interest expense - YTD	56,578	(199)	56,379
Net loss attributable to shareholders - QTD	(23,870)	(213)	(24,083)
Net loss attributable to shareholders - YTD	(62,069)	(3)	(62,072)

Accounts receivable, net	17,948	(704)	17,244
Property and equipment, net	216,548	4,097	220,645
Finance lease right-of-use assets	226,619	(196)	226,423
Total assets	724,701	3,197	727,898
Deferred revenues - current	7,493	(71)	7,422
Short-term finance lease liabilities	5,867	12	5,879
Deferred revenues - noncurrent	259	302	561
Finance lease liabilities	264,223	42	264,265
Total liabilities	784,913	285	785,198
Accumulated deficit	(1,425,140)	2,909	(1,422,231)
Total stockholders' (deficit) equity	$(60,212)	$2,909	$(57,303)

Costs of Internal-Use Computer Software Development

We capitalize software development costs incurred during the application development stage. Depreciation begins once the software is ready for its intended use and is computed based on the straight-line method over the estimated useful life, which was 5 years for 2019, 2018 and 2017. Judgment is required in determining which software projects are capitalized and the resulting economic life. We capitalized$3.3 million, $3.5 million and $4.4 million in internal-use software costs during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the balance of undepreciated internal-use software costs was $11.0 million and $12.7 million, respectively. During the years ended December 31, 2019, 2018 and 2017, depreciation expense was $5.5 million, $7.6 million and $7.2 million, respectively.

We capitalize certain costs associated with software to be sold. Capitalized costs include all costs incurred to produce the software or the purchase price paid for a master copy of the software that will be sold. Internally incurred costs to develop software are expensed when incurred as research and development costs until technological feasibility is established.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment when there is a triggering event. We consider the carrying value of a long-lived asset impaired when the undiscounted cash flows from such asset are separately identifiable and we estimate them to be less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. We would determine losses on long-lived assets to be disposed of in a similar manner, except that we would reduce fair values by the cost of disposal. We charge losses due to impairment of long-lived assets to operations during the period in which we identify the impairment.

Goodwill and Other Intangible Assets

As of January 1, 2018, we changed our operating segments and subsequently, our reporting units. We have seven reporting units: US Colocation, US Cloud, US Network, INTL Colocation, INTL Cloud, INTL Network, and Ubersmith. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

The Company tests goodwill for impairment annually in the third quarter as of August 1, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we record the amount of impairment to goodwill, if any.

In order to determine the estimated fair value of our reporting units, the Company considers the discounted cash flow method. INAP has consistently considered this method in its goodwill impairment assessments. The discounted cash flow method is specific to the anticipated future results of the reporting unit. The Company determines the assumptions supporting the discounted cash flow method, including the discount rate, using estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, the Company considered the past performance and empirical trending of results, looked to market and industry expectations used in the discounted cash flow method, such as forecasted revenues and discount rate. The Company used reasonable judgment in developing its estimates and assumptions. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

Other intangible assets have finite lives and we record these assets at cost less accumulated amortization. We record amortization of acquired technologies using the greater of (a) the ratio of current revenues to total and anticipated future revenues for the applicable technology or (b) the straight-line method over the remaining estimated useful life. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. We amortize the cost of the acquired technologies and noncompete agreements over their useful lives of 4 to 8 years and 8 to 15 years for trade names. Customer relationships are being amortized on an accelerated basis over their estimated useful life of 10 to 30 years. During the years ended December 31, 2019, 2018 and 2017, amortization expense for acquired and developed technologies was $4.5 million, $4.0 million and $2.1 million, respectively.
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

When the Company performed its impairment test as of August 1, 2019, 2018 and 2017, the fair value for all reporting units was higher than their respective carrying values, and no impairment was recorded. Due to the triggering events such as the significant decline in stock price in 2018 and the further decline in the stock price in 2019, interim goodwill and intangibles impairment tests were performed. An impairment charge of $45.0 million for goodwill and $14.1 million for intangible assets was recognized when the Company performed an impairment test as of December 1, 2019 for its seven reporting units. Goodwill impairment charges were recorded for the Cloud reporting unit within INAP US of $22.9 million and for the Cloud and Ubersmith reporting units within INAP INTL of $21.2 million and $0.9 million, respectively, due to the carrying amounts for the three reporting units exceeding their fair value. The goodwill impairment is primarily due to declines in projected revenues and operating results due to increased customer churn and reduced sales projections. The goodwill for INAP INTL was fully impaired as of December 31, 2019. For INAP US, approximately 25% of goodwill was impaired as of December 31, 2019. For the other reporting units in INAP US, Network and Colocation, the fair value exceeded the carrying values resulting in no impairment. In performing the impairment test as of December 1, 2019, the Company utilized discount rates ranging from 12.0% to 16.0% which increased compared to the annual testing as of August 1, 2019 where the discount rates ranged from 8.0% to 13.0%, to reflect changes in market conditions. The Company also reduced long-term growth rate assumptions from 2.0% to 1.0% for some reporting units.

The result of our intangibles assessment was that the projected undiscounted net cash flows for the Cloud and Ubersmith reporting units in INAP INTL were below the carrying value of the related assets. Therefore, we recorded an impairment of $12.9 million for Cloud customer relationships, and $1.2 million for Ubersmith of which $1.0 million related to acquired and developed technology and $0.2 million related to customer relationships. See Note 6, "Goodwill and Other Intangible Assets" for further detail.

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

Taxes

The Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. The Company regularly reviews its deferred tax assets by taxing jurisdiction for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

For uncertain tax positions, the Company applies the provisions of all relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in "Income tax (benefit) expense" in the consolidated statements of operations and comprehensive loss.

The Company’s effective tax rate differs from the statutory rate, primarily due to the tax impact of state taxes, foreign tax rates, valuation allowances and goodwill impairment. Significant judgment is required in evaluating uncertain tax positions, determining valuation allowances recorded against deferred tax assets, and ultimately, the income tax provision.

The Company elects to account for Global Intangible Low-Taxed Income (“GILTI”) in the period the tax is incurred.

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

We generate revenues primarily from the sale of data center services, including colocation, hosting and cloud, as well as network services. Our revenues typically consist of monthly recurring revenues from contracts with terms of one year or more and we typically recognize the monthly minimum as revenue each month as our performance obligations are fulfilled. We record installation fees as deferred revenue and recognize the revenue ratably over the estimated customer life.

For our data center service revenues, we typically determine colocation revenues by occupied square feet and both allocated and variable-based usage, which includes both physical space for hosting customers' network and other equipment plus associated services such as power and network connectivity, environmental controls and security. We typically determine hosting revenues by the number of servers utilized (physical or virtual) and cloud revenues by the amount of processing and storage consumed. We typically determine network services revenues on fixed-commitment or usage-based pricing. Network service contracts usually have fixed minimum commitments based on a certain level of bandwidth usage with additional charges for any usage over a specified limit. If a customer's usage of our services exceeds the monthly minimum, we recognize revenue for such excess in the period of the usage. We use contracts and sales or purchase orders as evidence of an arrangement. We test for availability or connectivity to verify delivery of our services.

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

Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to exchange for those goods or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Total transaction price is estimated for impact of variable consideration, such as INAP's service level arrangements, additional usage and late fees, discounts and promotions, and customer care credits. The majority of contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation based on its relative SSP.

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

Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company deferred them as contract costs in the amount of $23.9 million and $24.9 million at December 31, 2019 and December 31, 2018, respectively. Capitalized commission fees are amortized on a straight-line basis over the determined life, which vary based on the customer segment. For the year ended December 31, 2019 and December 31, 2018, amortization recognized was $9.9 million and $9.6 million, respectively. There was no impairment loss recorded on capitalized contract costs for the year ended December 31, 2019 and December 31, 2018.

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

	Current	Non-current
Balance at December 31, 2018	$8,844	$16,104
Deferred customer acquisition costs incurred in the period	1,790	7,027
Amounts recognized as expense in the period	(9,899)	—
Transition between short-term and long-term	8,304	(8,304)
Balance at December 31, 2019	$9,039	$14,827

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

As of December 31, 2019, approximately $169.2 million of total revenues and deferred revenues are expected to be recognized in future periods with a weighted average life of 2.04 years for remaining performance obligations under the initial contract terms. The remaining performance obligations do not include variable consideration.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as "Deferred revenues" on the accompanying condensed consolidated balance sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to service revenue.

Significant changes in the deferred revenues balance (current and non-current) during the period are as follows (in thousands):

Balance at December 31, 2018	$9,318
Revenue recognized that was included in the deferred revenue balance at December 31, 2018	(6,325)
Increases due to cash received, excluding amounts recognized as revenue during the period	4,215
Balance at December 31, 2019	$7,208

Research and Development Costs

We include research and development costs in general and administrative costs and we expense them as incurred. These costs primarily relate to our development and enhancement of IP routing technology, hosting and cloud technologies and network engineering costs associated with changes to the functionality of our services. Research and development costs were $2.1 million, $2.8 million and $1.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. These costs do not include $4.2 million, $5.2 million and $5.2 million of internal-use and available for sale software costs capitalized during the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs during the years ended December 31, 2019, 2018 and 2017 were $2.2 million, $2.6 million and $1.9 million, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We exclude all outstanding options and unvested restricted stock as such securities are anti-dilutive for all periods presented.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to shareholders	$(138,250)	$(61,200)	$(44,236)
Weighted average shares outstanding, basic and diluted	23,790	20,732	18,993

Net loss per share, basic and diluted	$(5.81)	$(2.95)	$(2.33)

 Recent Accounting Pronouncements

New Accounting Pronouncements adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), which states that a lessee should recognize the assets and liabilities that arise from leases. The standard has since been modified with several ASUs (collectively, the "new lease standard"). The new lease standard is effective for annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. The Company adopted the new lease standard on January 1, 2019, the beginning of fiscal 2019. Prior periods presented in our consolidated financial statements continue to be presented in accordance with the former lease standard, Topic 840, Leases ("ASC 840").

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. This standard broadens the scope of FASB ASC Topic 718, Compensation — Stock Compensation, which currently covers only share-based payments to employees. The change substantially aligns the accounting for share-based payments for both employees and non-employees. The ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees. The measurement of equity-classified non-employee awards will be fixed at the grant date, and entities will measure the cost of awards subject to a performance condition using the outcome that is probable at the balance sheet date. Entities may use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. Entities will recognize a cumulative-effect adjustment to retained earnings for equity classified non-employee awards for which a measurement date has not been established and liability-classified non-employee awards that have not been settled. The guidance is effective for calendar-year public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. The Company adopted this pronouncement in the first quarter of 2019 and it did not have a material impact on its consolidated financial statements.

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

Accounting Pronouncements Issued But Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard update, along with related subsequently issued updates, is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables, loans and held-to-maturity debt securities held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This will result in the earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. If expected cash flows improve, an entity will reduce the allowance and reverse the expense through income. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Entities will have to make more disclosures, including disclosures by year of origination for certain financing receivables. The ASU for SEC filers, excluding smaller reporting companies as defined by the SEC, is effective for fiscal years beginning after December 15, 2019. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the impact, if any, that this pronouncement will have on its consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision. The guidance is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. The Company is evaluating the impact, if any, that this pronouncement will have on its consolidated financial statements.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019:
Asset retirement obligations (1)	$—	$—	$2,322	$2,322

December 31, 2018:
Available-for-sale securities	—	2,309	—	2,309
Asset retirement obligations (1)	$—	$—	$2,090	$2,090

(1)
We calculated the fair value of asset retirement obligations ("ARO") by discounting the estimated amount using the Treasury bill rate adjusted for our credit risk. At December 31, 2019 and 2018, the balance is included in "Other long-term liabilities," in the accompanying consolidated balance sheets.

The following table provides a summary of changes in our Level 3 asset retirement obligations (in thousands):

	2019	2018	2017
Balance, January 1	$2,090	$1,936	$2,810
Accretion	232	154	197
Subsequent revision of estimated obligation	—	—	449
Payments	—	—	(1,520)
Balance, December 31	$2,322	$2,090	$1,936

As of December 31, 2019, the Company had no available-for-sale debt securities. In 2018, the Company held $2.3 million of available-for-sale debt securities which are reported at fair value on the Company's consolidated balance sheets in "Deposits and other assets." If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and maturity management.

The fair values of our Level 2 available-for-sale debt securities, based upon quoted prices for similar items in active markets, are as follows (in thousands):

	December 31, 2019
	Cost	Unrealized Gain	Unrealized Loss	Converted to Cash	Fair Value
Japanese Corporate Bonds	$2,221	$198	$(156)	$(2,263)	$—
Japanese Government Bonds	88	7	(6)	(89)	—
Total Bonds	$2,309	$205	$(162)	$(2,352)	$—

	December 31, 2018
	Cost	Unrealized Gain	Unrealized Loss	Converted to Cash	Fair Value
Japanese Corporate Bonds	$2,184	$144	$(107)	$—	$2,221
Japanese Government Bonds	87	5	(4)	—	88
Total Bonds	$2,271	$149	$(111)	$—	$2,309

The fair values of our other Level 2 debt liabilities, based upon quoted prices for our term loans, are as follows (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$425,856	$262,966	$429,143	$428,071
Revolving credit facility	20,000	12,350	—	—

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Network equipment	$309,323	$274,680
Network equipment under capital lease	—	14,206
Furniture and equipment	27,681	28,583
Software	50,048	66,924
Leasehold improvements	372,492	414,212
Buildings under capital lease	—	271,226
Property and equipment, gross	759,544	1,069,831
Less: accumulated depreciation and amortization ($55,198 related to capital leases at December 31, 2018)	(544,433)	(585,525)
	$215,111	$484,306

During the year ended December 31, 2019, we disposed or retired $14.9 million of property and equipment, excluding leasehold improvements, with accumulated depreciation of $13.7 million. During the year ended December 31, 2018 and 2017, we disposed or retired $4.4 million and $9.2 million, respectively, of property and equipment, excluding leasehold improvements, with accumulated depreciation of $4.2 million and $7.3 million, respectively.

During the year ended December 31, 2019, we determined that we would not use certain leasehold improvements from a recently exited data center property in the United States and recorded an impairment of $4.5 million. At the time of disposal, the leasehold improvements had a cost of $37.1 million with accumulated depreciation of $32.6 million. During the year ended December 31 2018, there were no impairments in leasehold improvements. During the year ended December 31, 2017, we determined that we would not use certain leasehold improvements from an exited data center property and recorded an impairment of $0.5 million. At the time of disposal, the leasehold improvements had a cost of $22.4 million with accumulated depreciation of $21.9 million.

Depreciation and amortization of property and equipment consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Costs of sales and services	$76,199	$73,738	$68,804
Other depreciation and amortization	5,013	10,644	2,478
Subtotal	81,212	84,382	71,282
Amortization of acquired and developed technologies	4,501	4,034	2,147
Total depreciation and amortization	$85,713	$88,416	$73,429

5.	ACQUISITION

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

The pro forma results are as follows (in thousands except for per share amounts):

	Year Ended December 31,
	2018	2017
Revenues	$324,283	$328,572
Net loss	(62,276)	(46,214)
Basic and diluted net loss per share	$(3.01)	$(2.44)
Weighted average shares outstanding used in computing basic and diluted net loss per share	20,732	18,993

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

In order to determine the estimated fair value of our reporting units, the Company considers the discounted cash flow method. INAP has consistently considered this method in its goodwill impairment assessments. The discounted cash flow method is specific to the anticipated future results of the reporting unit. The Company determines the assumptions supporting the discounted cash flow method, including the discount rate, using estimates as of the date of the impairment review. To determine the reasonableness of these assumptions, the Company considered the past performance and empirical trending of results, looked to market and industry expectations used in the discounted cash flow method, such as forecasted revenues and discount rate. The Company used reasonable judgment in developing its estimates and assumptions. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; earnings before interest, taxes, depreciation and amortization for expected cash flows; market comparables and capital expenditure forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income / (loss) and this could result in a material impact to net income / (loss) and income / (loss) per share.

In 2017, the Company adopted the guidance under ASU No. 2017-04: Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350) which eliminated step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment loss as of January 1, 2018. A goodwill impairment loss under the new guidance is instead measured using a single step test based on the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Based on the Company's impairment test as of August 1, 2019, no impairment of goodwill has been identified.

Year-end Testing
During the fourth quarter of 2019, the Company identified a significant decrease in its share price which was considered an impairment indicator. Consequently, the Company performed another goodwill impairment test as of December 1, 2019. Based on this interim goodwill impairment test, we determined that the carrying amounts for three reporting units exceeded their fair value. Impairment charges were recorded for the Cloud reporting unit within INAP US of $22.9 million and for the Cloud and Ubersmith reporting units within INAP INTL of $21.2 million and $0.9 million, respectively. The goodwill impairment is primarily due to declines in projected revenues and operating results due to increased customer churn and reduced sales projections. In performing the impairment test as of December 1, 2019, the Company utilized discount rates ranging from 12.0% to 16.0% which increased compared to the annual testing as of August 1, 2019 where the discount rates ranged from 8.0% to 13.0%, to reflect changes in market conditions. The Company also reduced long-term growth rate assumptions from 2.0% to 1.0% for some reporting units.

While management believes the assumptions used are reasonable and commensurate with the views of a market participant, changes in key assumptions for these reporting units, including increasing the discount rate, lowering revenue forecasts, lowering the operating margin or lowering long-term growth rate, could result in a future impairment.

During the years ended December 31, 2019 and 2018, our goodwill activity is as follows (in thousands):

	January 1, 2018	Re-allocations	SingleHop Acquisition	December 31, 2018	Impairment	December 31, 2019
Reportable segments:
INAP COLO	$6,003	$(6,003)		$—	$—	$—
INAP CLOUD	44,206	(44,206)		—	—	—
INAP US		28,118	66,008	94,126	(22,918)	71,208
INAP INTL		22,091		22,091	(22,091)	—
Total	$50,209	$—	$66,008	$116,217	$(45,009)	$71,208

Other Intangible Assets

The Company tests intangible assets with indefinite lives for impairment annually as of August 1. As of August 1, 2019, no impairment was recorded for the intangible assets. The Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount.

During the year ended December 31, 2019, we determined that impairment indicators existed, primarily due to declines in projected revenues and operating results which caused us to reassess the recoverability of the carrying amount of our intangible assets. The result of our assessment was that the projected undiscounted net cash flows for the Cloud and Ubersmith reporting units in INAP INTL were below the carrying value of the related assets and accordingly, we recorded an impairment of $12.9 million for Cloud and $1.2 million for Ubersmith. Impairment of $13.1 million was recorded for customer relationships and trade names, and $1.0 million for acquired and developed technology. The estimated useful lives range from 4 years to 30 years.

The components of our amortizing intangible assets, including capitalized software, are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired and developed technology	$63,866	$(49,127)	$71,586	$(52,097)
Customer relationships and trade names	94,555	(62,698)	110,785	(57,232)
	$158,421	$(111,825)	$182,371	$(109,329)

Amortization expense for intangible assets during the years ended December 31, 2019, 2018 and 2017 was $13.3 million, $11.1 million and $4.4 million, respectively. As of December 31, 2019, remaining amortization expense is as follows (in thousands):

2020	$9,919
2021	9,314
2022	7,274
2023	6,619
2024	5,735
Thereafter	7,735
$46,596

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Compensation and benefits payable	$3,601	$7,190
Property, sales, and other taxes	1,350	785
Customer credit balances	1,730	2,204
Accrued interest	953	1,762
Other	3,087	3,266
	$10,721	$15,207

8.	EXIT ACTIVITIES AND RESTRUCTURING

During the year ended December 31, 2019, we recorded initial exit activity charges due to ceasing use of office and data center space as well as contract terminations. Payments for the office and data center space are expected through 2020.

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

The following table displays the transactions and balances for exit activities and restructuring charges (in thousands). We include initial charges and plan adjustments in "Exit activities, restructuring and impairments" in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017. Our real estate obligations and severance are substantially related to our INAP US segment.

	Balance December 31, 2018	Initial Charges (1)	Plan Adjustments	Cash Payments	Balance December 31, 2019
Activity for 2019 restructuring charge:
Real estate obligations	$—	$1,629	$(116)	$(1,377)	$136
Activity for 2018 restructuring charge:
Real estate obligations	1,922	—	187	(2,109)	—
Activity for 2017 restructuring charge:
Real estate obligations	100	—	1	(101)	—
Activity for 2016 restructuring charge:
Real estate obligations	125	—	11	(136)	—
Activity for 2015 restructuring charge:
Real estate obligation	27	—	29	(56)	—
Service contracts	221	—	41	(198)	64
Activity for 2014 restructuring charge:
Real estate obligation	206	—	54	(260)	—
	$2,601	$1,629	$207	$(4,237)	$200

(1) Additional expense related to the disposal of leasehold improvements of approximately $4.5 million was recorded for the year ended December 31, 2019 and not included in the table above.

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

9.    COMMITMENTS, CONTINGENCIES AND LITIGATION

2017 Credit Agreement

On April 6, 2017, we entered into a new Credit Agreement (the "2017 Credit Agreement"), which provided for a $300.0 million term loan facility ("2017 Term Loan") and a $25.0 million Revolving Credit Facility (the "2017 Revolving Credit Facility"). The proceeds of the 2017 Term Loan were used to refinance the Company's existing credit facility and to pay costs and expenses associated with the 2017 Credit Agreement. As described above, on March 16, 2020, as a result of the filing of the Chapter 11 Cases, the Company incurred an event of default under the Credit Agreement.

Certain portions of the refinancing transaction were considered an extinguishment of debt and certain portions were considered a modification. A total of $5.7 million was paid for debt issuance costs related to the 2017 Credit Agreement. Of the $5.7 million in costs paid, $1.9 million related to the exchange of debt and was expensed, $3.3 million related to 2017 Term Loan third party costs and will be amortized over the 2017 Term Loan and $0.4 million prepaid debt issuance costs related to the 2017 Revolving Credit Facility and will be amortized over the term of the 2017 Revolving Credit Facility. In addition, $4.8 million of debt discount and debt issuance costs related to the previous credit facility were expensed due to the extinguishment of that credit facility. The maturity date of the 2017 Term Loan is April 6, 2022 and the maturity date of the 2017 Revolving Credit Facility is October 6, 2021. As of December 31, 2019, the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility were $413.3 million and $20.0 million, respectively. The interest rate on the 2017 Term Loan and the 2017 Revolving Credit Facility as of December 31, 2019 were 8.0% and 8.7%, respectively.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, a base rate or an adjusted LIBOR rate. The applicable margin for loans under the 2017 Revolving Credit Facility is 6.0% for loans bearing interest calculated using the base rate ("Base Rate Loans") and 7.0% for loans bearing interest calculated using the adjusted LIBOR rate. The applicable margin for loans under the 2017 Term Loan is 4.75% for Base Rate Loans and 5.75% for adjusted LIBOR rate loans. The base rate is equal to the highest of (a) the adjusted U.S. Prime Lending Rate as published in the Wall Street Journal, (b) with respect to term loans issued on the closing date, 2.00%, (c) the federal funds effective rate from time to time, plus 0.50%, and (d) the adjusted LIBOR rate, as defined below, for a one-month interest period, plus 1.00%. The adjusted LIBOR rate is equal to the rate per annum (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered in the interbank Eurodollar market for the applicable interest period (one, two, three or six months), as quoted on Reuters screen LIBOR (or any successor page or service). The financing commitments of the lenders extending the 2017 Revolving Credit Facility are subject to various conditions, as set forth in the 2017 Credit Agreement. As of December 31, 2019, the Company has been in compliance with all covenants.

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
Seventh Amendment
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

A total of $1.3 million was paid for debt issuance costs related to the Seventh Amendment. Of the $1.3 million in costs paid, $0.1 million related to the payment of legal and professional fees which were expensed, $1.2 million related to term loan lender fees and will be amortized over the term of the 2017 Credit Agreement.

The table below sets forth information with respect to the current financial covenants as well as the calculation of our performance in relation to the covenant requirements at December 31, 2019.

	Covenants Requirements	Ratios at December 31, 2019
Maximum Total Net Leverage Ratio should be equal to or less than:	7.25	7.03
Maximum Consolidated Interest Coverage Ratio should be equal to or greater than:	1.60	1.84

 A summary of our credit agreement as of December 31, 2019 and December 31, 2018 is as follows (dollars in thousands):

	December 31,
	2019	2018
Outstanding principal balance on the term loan, less unamortized discount and prepaid costs of $12.5 million and $13.5 million, respectively	$413,311	$415,599
Outstanding balance on the revolving credit facility	20,000	—
Letters of credit issued	4,810	4,187
Surety bonds issued	131	131
Borrowing capacity on revolving credit facility	10,059	30,682
Interest rate – term loan	8.0%	8.2%
Interest rate – drawn amounts under revolving credit facility	8.7%	—%

The total balance outstanding on the term loan of $425.9 million, as well as the total amount drawn under the revolving line of credit of $20.0 million, are each due in 2020 because of the event of default.

The terms of our 2017 Credit Agreement specify certain events which would be considered an event of default. These events include if we do not comply with the financial covenants, a failure to make a payment under the credit agreement, a change of control of the Company or other proceedings related to insolvency. Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the credit facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, as a result of which the principal and interest due thereunder became immediately due and payable. The ability of the lenders to enforce such payment obligations under the Credit Agreement is automatically stayed as a result of the Chapter 11 Cases, and the lenders’ rights of enforcement in respect of obligations under the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

The 2017 Credit Agreement, as amended, includes customary representations, warranties, negative and affirmative covenants.

Asset Retirement Obligations

In prior years, we recorded AROs related to future estimated removal costs of leasehold improvements for certain data center leased properties. We were able to reasonably estimate the liabilities on these properties in order to record the ARO and the corresponding asset retirement cost in our data center services segment at its fair value. We calculated the fair value by discounting the estimated amount to present value using the applicable Treasury bill rate adjusted for our credit non-performance risk. As of December 31, 2019 and 2018, the balance of the present value ARO was $2.3 million and $2.1 million, respectively. At December 31, 2019 and 2018, the entire balance was included in "Other long-term liabilities." We included all asset retirement costs in "Property and equipment, net" in the consolidated balance sheets as of December 31, 2019 and 2018, and depreciated those costs using the straight-line method over the remaining term of the related lease.

We have other finance lease agreements that require us to decommission physical space for which we have not yet recorded an ARO. Due to the uncertainty of specific decommissioning obligations, timing and related costs, we cannot reasonably estimate an ARO for these properties and we have not recorded a liability at this time for such properties.

Other Commitments

We have entered into commitments primarily related to IP, telecommunications and data center services. Future minimum payments under these service commitments having terms in excess of one year were as follows at December 31, 2019 (in thousands):

2020	$2,390
2021	796
2022	140
2023	19
2024	—
Thereafter	—
$3,345

Litigation

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or its subsidiaries or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flow.

On March 16, 2020, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. For information on the Chapter 11 Cases, see Note 1, "Description of the Company and Nature of Operations."

10.     OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Operating Segments Information

The Company has two reportable segments: INAP US and INAP INTL. Our INAP US segment consists of US Colocation, US Cloud, and US Network services based in the United States. Our INAP INTL segment consists of these same services based in countries other than the United States, and Ubersmith.

Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment reports to the Chief Operating Officer. The Chief Operating Officer reports directly to the Company's CODM. The CODM evaluates segment performance using business unit contribution which is defined as business unit revenues less direct costs of sales and services, customer support, and sales and marketing, exclusive of depreciation and amortization.

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

Network

Network services includes our patented Performance IP™ service, content delivery network services, as well as our IP routing hardware and software platform. By intelligently routing traffic with redundant, high-speed connections over multiple, major Internet backbones, our IP connectivity provides high-performance and highly-reliable delivery of content, applications and communications to end users globally. We deliver our IP connectivity with 94 network POPs around the world.

The following table provides segment results, with prior period amounts reclassified to conform to the current presentation (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
INAP US	$228,744	$247,146	$215,770
INAP INTL	62,761	69,012	64,948
Total revenues	291,505	316,158	280,718

Costs of sales and services, customer support and sales and marketing:
INAP US	129,329	135,179	128,062
INAP INTL	39,270	45,124	37,829
Total costs of sales and services, customer support and sales and marketing	168,599	180,303	165,891

Segment profit:
INAP US	99,415	111,967	87,708
INAP INTL	23,491	23,888	27,119
Total segment profit	122,906	135,855	114,827

Goodwill and intangibles impairment	59,126	—	—
Exit activities, restructuring and impairments	8,986	5,406	6,249
Other operating expenses, including sales, general and administrative and depreciation and amortization expenses	123,221	123,302	102,240
(Loss) income from operations	(68,427)	7,147	6,338
Non-operating expenses	71,390	67,565	51,458
Loss before income taxes and equity in earnings of equity-method investment	$(139,817)	$(60,418)	$(45,120)

The CODM does not manage the operating segments based on asset allocations. Therefore, assets by operating segment have not been provided.

We discuss goodwill by segment in Note 6, "Goodwill and Other Intangible Assets" and as mentioned in that note, we did record an impairment charge during the year ended December 31, 2019. No impairment charge was recorded during the year ended December 31, 2018.

Revenue by Product

Revenue by product, with sales and usage-based taxes excluded, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Colocation	$115,653	$130,086	$124,083
Network Services	56,630	64,111	67,435
Cloud	119,222	121,961	89,200
	$291,505	$316,158	$280,718

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed herein and in Note 2, "Summary of Significant Accounting Policies," the Company's business consists of INAP US and INAP INTL colocation, cloud and network services. The following table presents disaggregated revenues by category as follows (in thousands):

	Year Ended December 31, 2019

	INAP US	INAP INTL

Colocation	$109,850	$5,803
Network Services	45,589	11,041
Cloud	73,305	45,917
	$228,744	$62,761

	Year Ended December 31, 2018

	INAP US	INAP INTL

Colocation	$124,244	$5,842
Network Services	52,748	11,363
Cloud	70,154	51,807
	$247,146	$69,012

Geographic Information

Revenues are allocated to countries based on location of services. Revenues, by country with revenues over 10% of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
United States	$232,735	$251,444	$220,018
Canada	33,089	37,956	38,750
Other countries	25,681	26,758	21,950
	$291,505	$316,158	$280,718

Net property and equipment, by country with assets over 10% of total property and equipment, is as follows (in thousands):

	December 31,
	2019	2018
United States	$176,922	$439,753
Canada	29,671	38,718
Other countries	8,518	5,835
	$215,111	$484,306

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

The amount of stock-based compensation, net of estimated forfeitures, included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017 were $4.2 million, $4.7 million and $3.0 million.

We have not recognized any tax benefits associated with stock-based compensation due to our tax net operating losses. During the years ended December 31, 2019, 2018 and 2017, an immaterial amount of stock-based compensation was capitalized.

During the years ended December 31, 2019, 2018 and 2017, there were no options granted under our stock-based compensation plans.

Under our 2017 Stock Incentive Plan (the "2017 Plan"), we may issue restricted stock and restricted stock units to eligible employees and directors to promote the interests of the Company. The compensation committee of our board of directors administers the 2017 Plan. As of December 31, 2019, 1.4 million shares of stock were available for issuance. Conditions, if any, under which stock will be issued under stock grants or cash or stock will be paid under restricted stock units and the conditions under which the interest in any stock that has been issued will become non-forfeitable are determined at the grant date by the compensation committee. All awards under the 2017 Plan are subject to minimum vesting requirements unless otherwise determined by the compensation committee. The minimum vesting period over which stock award shall vest is one year from the date the award is granted. If awards are performance-based, unless otherwise determined by the compensation committee, stock awards to covered employees will be designed to comply with the performance goals. In such case, the level of vesting of the award will depend on the attainment of one or more performance goals. No participant in any calendar year shall be granted stock awards with respect to more than 350,000 shares of stock. Under the 2017 Plan, only full value shares in the form of restricted stock and restricted stock units will be available for grant.  Shares of common stock that are delivered by the grantee or withheld by us as payment of the tax withholding obligation in connection with any award will not be returned to the share reserve and will not be available for future awards. Shares subject to awards that have been canceled, forfeited or otherwise not issued under an award and shares subject to awards settled in cash would not count as shares issued under the 2017 Plan.

During the years ended December 31, 2019, 2018 and 2017, the total value of the equity grants received by all non-employee directors was $0.3 million, $0.7 million and $1.1 million, respectively, in the form of restricted stock that vests on the date of our annual meeting of stockholders in the year following grant.

Stock option activity during the year ended December 31, 2019 under all of our stock-based compensation plans was as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2018	223	$25.95
Granted	—	—
Exercised	—	—
Forfeitures and post-vesting cancellations	(48)	21.91
Balance, December 31, 2019	175	27.01
Exercisable, December 31, 2019	174	27.13

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2019 are further summarized as follows (shares in thousands):

	Fully Vested and Exercisable	Expected to Vest
Total shares	174	175
Weighted-average exercise price	$27.13	$27.01
Aggregate intrinsic value	$—	$—
Weighted-average remaining contractual term (in years)	3.2	3.2

For the year ended December 31, 2019, there was no total intrinsic value of stock options exercised, and less than $0.1 million and $0.4 million during the years ended December 31, 2018 and 2017, respectively. None of our stock options or the underlying shares are subject to any right to repurchase by us.

Restricted stock activity during the year ended December 31, 2019 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2018	958	$5.17
Granted	1,689	$2.47
Vested	(334)	$6.12
Forfeited	(542)	$2.12
Unvested balance, December 31, 2019	1,771	$3.05

The total fair value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $0.8 million, $1.7 million and $2.6 million, respectively. At December 31, 2019, the total intrinsic value of all unvested restricted stock was $2.0 million.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2019 is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
Unrecognized compensation	$3	$3,562	$3,565
Weighted-average remaining recognition period (in years)	0.14	1.49	1.63

12.    EMPLOYEE RETIREMENT PLAN

We sponsor a defined contribution retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Plan participants may elect to have a portion of their pre-tax compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Employer contributions are discretionary and were $0.7 million for the year ended December 31, 2019 and $0.7 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

13.    INCOME TAXES

The loss before income taxes and equity in earnings of equity-method investment is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(107,905)	$(63,450)	$(45,541)
Foreign	(31,912)	3,032	421
Loss before income taxes and equity in earnings of equity-method investment	$(139,817)	$(60,418)	$(45,120)

Income tax (benefit) expense consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$(730)
State	128	118	123
Foreign	559	277	507
	687	395	(100)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(2,335)	262	353
	(2,335)	262	353
Income tax (benefit) expense	$(1,648)	$657	$253

A reconciliation of the U.S. statutory rate of 21% for 2019 and 2018, and 34% for 2017 and the effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax at statutory rates	(21.0)%	(21.0)%	(34.0)%
State income tax	(4.6)	(5.5)	(5.0)
Other permanent differences	(0.3)	1.2	0.4
Tax rates different than statutory	(0.5)	1.2	0.5
Statutory tax rate change - Deferred - Tax Reform Act	—	—	(128.4)
Statutory tax rate change - Valuation Allowance - Tax Reform Act	—	—	128.4
Goodwill impairment	3.4	—	—
Refundable AMT credit	—	—	(1.5)
Change in valuation allowance	21.8	25.2	40.1
Effective tax rate	(1.2)%	1.1%	0.5%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$99,481	$93,704
Property and equipment	35,535	38,556
Goodwill and intangible assets	9,253	—
Deferred revenue	1,439	971
Non-deductible interest	23,181	10,028
Leases - ASC 842	20,811	—
Stock-based compensation	2,073	1,486
Provision for doubtful accounts	682	956
Accrued compensation	308	1,008
Tax credits carried forward	1,832	2,735
Other	1,919	1,785
Total deferred income tax assets	196,514	151,229

Deferred income tax liabilities:
Leases - ASC 842	(15,889)	—
Contracts assets	(6,244)	(6,186)
Goodwill and intangible assets	—	(375)
Refinancing costs	(416)	(4,130)
Total deferred income tax liabilities	(22,549)	(10,691)

Net deferred income tax assets	173,965	140,538
Valuation allowance	(173,841)	(142,749)
Net deferred income tax assets (liabilities)	$124	$(2,211)

The table above has been adjusted to reflect certain changes to deferred tax assets and liabilities as of December 31, 2018 related to a correction in these balances. The Company considered these errors in connection with ASC 250-10-S99 and concluded that the errors were not material.

As of December 31, 2019, we have U.S. net operating loss carryforwards for federal tax purposes of $341.2 million, of which $285.2 million will expire in tax years 2020 through 2037, and $56.0 million will not expire. There are an additional $190.7 million of U.S. net operating loss carryforwards not reported in the amounts above as they are subject to restrictions attributable to prior ownership changes under Section 382 of the Tax Code that may be available under section 108 of the Tax Code to offset against cancellation of debt income arising from the Chapter 11 Restructuring. The Company also has non-U.S. net operating loss carryforwards of $46.6 million. The largest components of the non-U.S. loss carryforwards are in the United Kingdom, with approximately $14.3 million, and in Canada, with $9.8 million of Canadian federal loss carryforwards and $10.1 million of Quebec loss carryforwards. In addition, the Company has research and development tax credits, foreign tax credits and state and local tax credits carried forward amounting to approximately $0.4 million. The research and development credits will begin to expire in 2027.

Our ability to use U.S. net operating loss and non-U.S. net operating loss carryforwards to reduce future taxable income, or to use tax credits and other carryforwards to reduce future income tax liabilities, is subject to the ability to generate sufficient taxable income of an appropriate characterization in the proper taxing jurisdictions. In some instances, the utilization is also subject to restrictions attributable to changes of ownership during prior tax years, as defined by appropriate law in the relevant taxing jurisdiction. These limitations, as mentioned above, prevent the Company from utilizing certain deferred tax assets and were considered in establishing our valuation allowances. As of December 31, 2019, we reported a valuation allowance of $166.6 million against the U.S. deferred tax assets and $7.2 million against the non-U.S. deferred tax assets that we do not believe are more likely than not to be realized. We continually evaluate the recoverability of the deferred tax assets and the appropriateness of the valuation allowance.

Changes in our valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, January 1,	$142,749	$132,712	$164,865
Increase in deferred tax assets	31,092	10,037	27,183
Remeasurement in deferred tax assets	—	—	(59,336)
Balance, December 31,	$173,841	$142,749	$132,712

During 2019, the Company changed its indefinite reinvestment assertion and therefore recorded deferred income taxes on a portion of unremitted earnings of one of its non-U.S. subsidiaries. As of December 31, 2019, no deferred taxes have been provided for the portion of the unremitted earnings of certain of the Company’s subsidiaries. The unremitted earnings of the non-U.S. subsidiary for which the Company does not assert indefinite reinvestment have a deferred tax liability recorded of less than $0.1 million. The unremitted earnings of non-U.S. subsidiaries for which the Company does not assert indefinite reinvestment would likely result in an immaterial amount of deferred tax liabilities upon any future distribution.

Our accounting for unrecognized tax benefits arising from an uncertainty in income taxes requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements.

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits balance, January 1,	$462	$162	$187
Additions for tax positions - current year	11	—	—
Additions for tax positions - prior year	1	300	162
Reductions for tax positions - prior year	(93)	—	(187)
Unrecognized tax benefits balance, December 31,	$381	$462	$162

During 2019, we recorded less than $0.1 million decrease to our unrecognized tax benefits primarily due to our recognizing the impact that prior year non-U.S. net operating losses had on the calculations of interest and penalty liabilities.

We classify interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as a component of "Income tax (benefit) expense." As of December 31, 2019 and 2018, we had an accrual of $(0.1) million and $0.2 million, respectively, for interest and penalties related to uncertain tax positions.

Our U.S. federal and state income tax returns remain open to examination for the tax years 2016 through 2019; however, tax authorities have the right to adjust the net operating loss carryovers for years prior to 2019. Returns filed in other jurisdictions are generally subject to examination for years prior to 2019.

14.    LEASES

We have commitments under lease arrangements for data centers, office space, partner sites and equipment. Our leases have initial lease terms ranging from 2 years to 34 years, most of which include options to extend or renew the leases for 5 to 15 years, and some of which may include options to terminate the leases within 4 to 120 months.

At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating leases are accounted for on the consolidated balance sheets with ROU assets being recognized in "Operating lease right-of-use assets" and lease liabilities recognized in "Short-term operating lease liabilities" and "Operating lease liabilities." Finance leases are accounted for on the consolidated balance sheets with ROU assets being recognized in "Finance lease right-of-use assets" and lease liabilities recognized in "Short-term finance lease liabilities" and "Finance lease liabilities."

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

We have elected to combine lease and non-lease components for all lease contracts where we are the lessee. Additionally, for arrangements with lease terms of 12 months or less, we do not recognize ROU assets and lease liabilities and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred. ROU assets are measured for impairment when a triggering event occurs.

During 2019, as a result of the reassessment of certain lease assets and liabilities due to triggering events, $82.1 million of finance lease right-of-use assets were converted to $39.9 million of operating lease right-of-use assets, and $2.7 million of short-term finance lease liabilities and $93.5 million of finance lease liabilities were converted to $3.5 million of short-term operating lease liabilities and $52.9 million of operating lease liabilities.

Lease-related costs for the year ended December 31, 2019 are as follows (in thousands):

Year Ended December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$16,450
Interest on lease liabilities	28,972
Finance lease cost	$45,422

Operating lease cost	$8,771
Short-term lease cost	4,251
Total lease cost	$58,444

Other information related to leases as of December 31, 2019 is as follows (in thousands, except lease term and rate):

	Operating Leases	Finance Leases
Right-of-use assets	$62,537	$141,323
Lease liabilities	81,542	175,021

Weighted-average remaining lease term (years)	7.43	19.01
Weighted-average discount rate	12.40%	15.70%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the year ended December 31, 2019 (in thousands):

Operating Leases
Operating cash paid to settle operating lease liabilities	$8,748

Right-of-use assets obtained in exchange for lease liabilities	40,042

Finance Leases
Operating cash paid for interest	$23,730

Right-of-use assets obtained in exchange for lease liabilities	49

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$18,059	$24,574
2021	18,256	26,145
2022	17,786	24,763
2023	16,936	23,876
2024	14,765	23,799
Thereafter	44,409	434,025
Total undiscounted lease payments	$130,211	$557,182
Less: Imputed interest	48,669	382,161
Total lease liabilities	$81,542	$175,021

As of December 31, 2019, we did not have additional operating and finance leases that have not yet commenced.

Rent expense under ASC 840 was $8.7 million and $15.2 million for the years ended December 31, 2018 and 2017, respectively.

15.    EQUITY

NOL Rights Plan

We entered into a rights agreement on December 18, 2019, with American Stock Transfer & Trust Company, LLC, as Rights Agent (the "NOL Rights Agreement"). The purpose of the NOL Rights Agreement is to reduce the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, "Tax Benefits") to reduce potential future U.S. federal income tax obligations would become subject to limitations by reason of the Company’s experiencing an "ownership change," as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Tax Code"). A company generally experiences such an ownership change if the percentage of its stock owned by its > 5-percent shareholders, as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The NOL Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a 4.9% stockholder and (ii) discouraging any existing 4.9% or more stockholder from acquiring additional shares of the Company’s stock.

Authorization of Stock Repurchase

In December 2018, INAP's Board of Directors authorized management to repurchase an initial $5.0 million of INAP common stock, as permitted under INAP's 2017 Credit Agreement. Repurchases of INAP's common stock may be made from time to time, subject to market conditions, in open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock. The Company may suspend or discontinue the repurchase program at any time. As of December 31, 2018 and 2019, there have been no shares repurchased under this program. During the pendency of the Chapter 11 Cases, the Company does not intend to repurchase shares of common stock.

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

16.     RELATED PARTY TRANSACTION

Effective November 1, 2016, INAP leases office space in VA from Broad Valley Capital, LLC, a company 50% owned by Mr. Aquino and 50% by Mr. Diegnan. The lease is at-cost from Broad Valley Capital to INAP and total payment for rent, plus furniture, copier, office supplies, broadband and other for the years ended December 31, 2019 and 2018 was $158,258 and $146,571, respectively, and $138,371 for the year ended December 31, 2017. In August 2019, INAP purchased from Broad Valley the office furniture and equipment located in the Reston, VA office for $73,530. In November 2019, the lease was assigned to INAP.

17.    SUBSEQUENT EVENTS

On March 16, 2020, the Company filed voluntary petitions for relief under Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York, White Plains Division under the caption In re Internap Technology Solutions Inc. et al. See Note 1, "Description of the Company and Nature of Operations" for further detail.

While the Company has not currently experienced a significant adverse impact to operating results as a result of COVID-19, the pandemic could result in complete or partial closure of one or more of our facilities or our customers’ or suppliers’ facilities, or otherwise result in significant disruptions to our or their business and operations. Such events could materially and adversely impact our operations and the revenue we generate from our customers. The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act" was enacted as a response to the COVID-19 outbreak discussed above and is meant to provide companies with economic relief. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Due to the Company’s filing for relief under Title 11 of the Bankruptcy Code, the Company is not eligible to receive funds under the CARES Act.

18.     UNAUDITED QUARTERLY RESULTS

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2019 and 2018. The quarterly operating results below are not necessarily indicative of those in future periods (in thousands, except for share data).

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$73,873	$73,022	$72,960	$71,650
Costs of sales and services, exclusive of depreciation and amortization	25,649	26,045	27,549	27,703
Costs of customer support	8,790	8,726	8,145	6,450
Exit activities, restructuring and impairments	1,416	231	3,792	3,547
Net loss attributable to INAP shareholders	(20,007)	(17,982)	(24,083)	(76,178)
Basic and diluted net loss per share	$(0.85)	$(0.76)	$(1.02)	$(3.21)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$73,822	$82,253	$82,928	$77,155
Costs of sales and services, exclusive of depreciation and amortization	24,777	27,638	28,212	27,022
Costs of customer support	7,387	8,841	7,984	8,305
Exit activities, restructuring and impairments	(33)	826	2,347	2,266
Net loss attributable to INAP shareholders	(13,678)	(13,802)	(14,840)	(18,880)
Basic and diluted net loss per share	$(0.68)	$(0.69)	$(0.73)	$(0.80)

INTERNAP CORPORATION
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Charges to Costs and Expense	Deductions		Balance at End of Fiscal Period
Year ended December 31, 2017

Allowance for doubtful accounts	$1,246	$1,049	$(808)	(1)	$1,487

Year ended December 31, 2018

Allowance for doubtful accounts	1,487	882	(822)	(1)	1,547

Year ended December 31, 2019

Allowance for doubtful accounts	$1,547	$899	$(1,683)	(1)	$763

(1)	Deductions in the allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

S-1